Form 10-Q
period 2013-06-30
INTREXON CORP
filed 2013-09-20
CIK 1356090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-36042

INTREXON CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	26-0084895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20374 Seneca Meadows Parkway Germantown, Maryland	20876
(Address of principal executive offices)	(Zip Code)

(301) 556-9900

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report date)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 16, 2013, 96,987,331 shares of common stock, no par value per share, were outstanding.

INTREXON CORPORATION

FORM 10-Q

RheoSwitch Therapeutic System® is our registered trademark in the United States and LEAP™ and mAbLogix™ are our common law trademarks in the United States. Other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future events, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our current and future ECCs;

•	developments concerning our collaborators;

•	our ability to successfully enter new markets or develop additional products, whether with our collaborators or independently;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	actual or anticipated variations in our operating results;

•	actual or anticipated fluctuations in our competitors’ or our collaborators’ operating results or changes in their respective growth rates;

•	our cash position;

•	market conditions in our industry;

•	our ability, and the ability of our collaborators, to protect our intellectual property and other proprietary rights and technologies;

•	our ability, and the ability of our collaborators, to adapt to changes in laws or regulations and policies;

•	the ability of our collaborators to secure any necessary regulatory approvals to commercialize any products developed under the ECCs;

•	the rate and degree of market acceptance of any products developed by a collaborator under an ECC;

•	our ability to retain and recruit key personnel;

•	our expectations related to the use of proceeds from our initial public offering; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

Forward-looking statements may also concern our expectations relating to AquaBounty Technologies, Inc. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. “Risk Factors,” that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

You should read this Quarterly Report on Form 10-Q, the documents that we reference in this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Intrexon Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share data)	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$34,461	$10,403
Short-term investments	95,454	260
Receivables
Trade	258	141
Related parties	820	531
Other	227	35
Prepaid expenses and other	3,098	2,163

Total current assets	134,318	13,533
Equity securities	65,213	83,116
Property, plant and equipment, net	18,410	18,687
Intangible assets, net	42,972	29,506
Goodwill	13,846	—
Investment in affiliate	—	5,726
Other assets	8,692	1,078

Total assets	$283,451	$151,646

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and per share data)	June 30, 2013	December 31, 2012
Liabilities, Redeemable Convertible Preferred Stock and Total Deficit
Current liabilities
Accounts payable	$1,486	$632
Accrued compensation and benefits	3,324	3,766
Other accrued liabilities	4,166	2,208
Deferred revenue	8,270	9,963
Capital lease obligations, current	32	49
Current portion of long term debt	223	—
Related party payables	10	99

Total current liabilities	17,511	16,717
Capital lease obligations, net of current portion	25	42
Long term debt, net of current portion	2,074	—
Deferred revenue	56,409	48,673
Other long term liabilities	1,098	1,108

Total liabilities	77,117	66,540

Commitments and contingencies (Note 12)
Series A redeemable convertible preferred stock, no par value; $1.21 stated value (liquidation preference of $1,448 and $1,406 as of June 30, 2013 and December 31, 2012, respectively); 705,400 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	1,400	1,358
Series B redeemable convertible preferred stock, no par value; $0.72 stated value (liquidation preference of $724 and $709 as of June 30, 2013 and December 31, 2012, respectively); 694,000 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	684	669
Series B-1 redeemable convertible preferred stock, no par value; $0.83 stated value (liquidation preference of $1,410 and $1,380 as of June 30, 2013 and December 31, 2012, respectively); 1,212,360 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	1,390	1,360
Series C redeemable convertible preferred stock, no par value; $1.10 stated value (liquidation preference of $7,376 and $7,162 as of June 30, 2013 and December 31, 2012, respectively); 4,546,360 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	7,348	7,134
Series C-1 redeemable convertible preferred stock, no par value; $1.57 stated value (liquidation preference of $35,247 and $34,222 as of June 30, 2013 and December 31, 2012, respectively); 15,934,528 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	35,226	34,201
Series C-2 redeemable convertible preferred stock, no par value; $1.88 stated value (liquidation preference of $45,951 and $44,614 as of June 30, 2013 and December 31, 2012, respectively); 18,617,020 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	45,849	44,512
Series C-3 redeemable convertible preferred stock, no par value; $1.88 stated value (liquidation preference of $30,706 and $29,819 as of June 30, 2013 and December 31, 2012, respectively); 13,297,872 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	30,657	29,770
Series D redeemable convertible preferred stock, no par value; $3.38 stated value (liquidation preference of $78,622 and $76,347 as of June 30, 2013 and December 31, 2012, respectively); 19,803,685 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	78,527	76,252
Series E redeemable convertible preferred stock, no par value; $5.25 stated value (liquidation preference of $220,469 and $214,086 as of June 30, 2013 and December 31, 2012, respectively); 38,095,239 shares authorized, issued and outstanding at June 30, 2013 and December 31, 2012	217,786	211,403
Series F redeemable convertible preferred stock, no par value; $7.88 stated value (liquidation preference of $152,139 as of June 30, 2013); 19,047,619 shares authorized, issued and outstanding at June 30, 2013	148,991	—
Total deficit

Common stock, no par value, 185,000,000 shares and 160,000,000 shares authorized as of June 30, 2013 and December 31, 2012, respectively; 5,671,636 and 5,661,525 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	—
Additional paid-in capital	—	—

Accumulated deficit	(376,163)	(321,553)

Accumulated other comprehensive income	14	—

Total Intrexon shareholders’ deficit	(376,149)	(321,553)

Noncontrolling interest	14,625	—

Total deficit	(361,524)	(321,553)

Total liabilities, redeemable convertible preferred stock and total deficit	$283,451	$151,646

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands, except share and per share data)	2013	2012	2013	2012
Revenues
Collaboration revenues	$6,674	$2,705	$10,538	$4,259
Other revenues	107	21	219	85

Total revenues	6,781	2,726	10,757	4,344

Operating Expenses
Research and development	13,602	17,641	25,104	36,620
General and administrative	7,433	6,333	13,913	14,093

Total operating expenses	21,035	23,974	39,017	50,713

Operating loss	(14,254)	(21,248)	(28,260)	(46,369)

Other Income (Expense)
Unrealized appreciation (depreciation) in fair value of equity securities	7,734	4,756	(21,635)	15,971
Gain on previously held equity investment	—	—	7,415	—
Interest expense	(11)	(18)	(25)	(25)
Investment income	66	1	71	2
Other expense	(54)	(26)	(57)	(26)

Total other income (expense)	7,735	4,713	(14,231)	15,922
Equity in net loss of affiliate	—	—	(390)	—

Net loss	$(6,519)	$(16,535)	$(42,881)	$(30,447)

Net loss attributable to the noncontrolling interest	507	—	558	—

Net loss attributable to Intrexon	$(6,012)	$(16,535)	$(42,323)	$(30,447)

Accretion of dividends on redeemable convertible preferred stock, not declared	(7,942)	(5,362)	(14,347)	(10,822)

Net loss attributable to common shareholders	$(13,954)	$(21,897)	$(56,670)	$(41,269)

Net loss attributable to common shareholders per share, basic and diluted	$(2.46)	$(3.99)	$(10.00)	$(7.54)

Weighted average shares outstanding, basic and diluted	5,667,557	5,484,572	5,664,665	5,470,415

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2013	2012	2013	2012
Net loss	$(6,519)	$(16,535)	$(42,881)	$(30,447)
Other comprehensive income (loss):
Unrealized loss on short-term investments	(15)	—	(15)	—
Foreign currency translation adjustments	71	—	54	—

Comprehensive loss	(6,463)	(16,535)	(42,842)	(30,447)

Comprehensive loss attributable to the noncontrolling interest	474	—	533	—

Comprehensive loss attributable to Intrexon	$(5,989)	$(16,535)	$(42,309)	$(30,447)

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Consolidated Statements of Shareholders’ and Total Deficit

(Unaudited)

(Amounts in thousands, except share data)	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total Intrexon shareholders’ deficit	Noncontrolling Interest	Total deficit
	Shares	Amount
Balances at December 31, 2012	5,661,525	$—	$—	$—	$(321,553)	$(321,553)	$—	$(321,553)
Stock-based compensation expense	—	—	1,195	—	—	1,195	1	1,196
Exercises of stock options	1,357	—	5	—	—	5	4	9
Contribution of services by shareholder	—	—	775	—	—	775	—	775
Shares issued to nonemployee members of the Board of Directors	8,754	—	85	—	—	85	—	85
Accretion of dividends on redeemable convertible preferred shares	—	—	(2,060)	—	(12,287)	(14,347)	—	(14,347)
Adjustments for noncontrolling interest	—	—	—	—	—	—	15,153	15,153
Net loss	—	—	—	—	(42,323)	(42,323)	(558)	(42,881)
Other comprehensive income	—	—	—	14	—	14	25	39

Balances at June 30, 2013	5,671,636	$—	$—	$14	$(376,163)	$(376,149)	$14,625	$(361,524)

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(Amounts in thousands)	2013	2012
Cash flows from operating activities
Net loss	$(42,881)	$(30,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,694	3,912
Loss on disposal of property and equipment	6	26
Unrealized (appreciation) depreciation on equity securities	21,635	(15,971)
Amortization of discount/premium of short term investments	51	—
Equity in net loss of affiliate	390	—
Gain on previously held equity investment	(7,415)	—
Stock-based compensation expense	1,196	520
Contribution of services by shareholder	775	775
Shares issued to nonemployee members of the Board of Directors	85	76
Changes in operating assets and liabilities:
Receivables:
Trade	(112)	(178)
Related parties	(489)	(260)
Other	(184)	933
Prepaid expenses and other	747	(605)
Other assets	(7,547)	311
Accounts payable	722	(582)
Accrued compensation and benefits	(537)	1,273
Other accrued liabilities	39	(754)
Deferred revenue	2,311	7,246
Related party payables	(89)	(249)
Other long term liabilities	(10)	58

Net cash used in operating activities	(27,613)	(33,916)

Cash flows from investing activities
Purchases of short term investments	(95,246)	(1)
Purchases of equity securities	—	(10,000)
Acquisition of business, net of cash received	512	—
Purchases of property and equipment	(776)	(6,965)
Proceeds from sale of property and equipment	—	5
Issuance of related party note receivable	(300)	—
Proceeds from related party notes receivable	500	34

Net cash used in investing activities	(95,310)	(16,927)

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(Amounts in thousands)	2013	2012
Cash flows from financing activities
Proceeds from issuance of Series E redeemable convertible preferred shares	—	50,560
Proceeds from issuance of Series F redeemable convertible preferred shares	150,000	—
Payments of capital lease obligations	(34)	(38)
Proceeds from long term debt	171	—
Payments of long term debt	(18)	—
Proceeds from stock option exercises	9	184
Payment of stock issuance costs	(3,148)	(11)

Net cash provided by financing activities	146,980	50,546

Effect of exchange rate changes on cash and cash equivalents	1	—
Net increase (decrease) in cash and cash equivalents	24,058	(297)

Cash and cash equivalents
Beginning of period	10,403	19,628

End of period	$34,461	$19,331

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$48	$6

Significant noncash financing and investing activities
Conversion of subscriptions payable into Series E redeemable convertible preferred shares	$—	$7,440
Accretion of dividends on redeemable convertible preferred shares	14,347	10,822
Stock received as consideration for collaboration agreements	3,732	6,588
IPO fees included in accrued expenses	1,526	—

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except share and per share data)

1. Organization and Basis of Presentation

Intrexon Corporation (the “Company” or “Intrexon”) was formed in 1998. The Company is a Virginia corporation. During 2011, the Company formed or acquired three subsidiaries in connection with certain acquisitions. On March 15, 2013, the Company began consolidating AquaBounty Technologies, Inc. (“AquaBounty”) (Note 6). Intrexon uses synthetic biology for the fabrication of distinct products for collaboration with partners. The Company has operations in California, Florida, Maryland, North Carolina, South Carolina and Virginia. There are currently no treatments or products in production.

These consolidated financial statements are presented in U.S. dollars and are prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”). All share and per share data of the Company’s common stock, including shares of common stock underlying stock options and warrants, have been retroactively adjusted in the accompanying consolidated financial statements to reflect a reverse stock split (Note 15).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Unaudited Financial Information

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company’s financial position as of June 30, 2013 and results of operations and cash flows for the interim periods ended June 30, 2013 and 2012. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2013, or for any other future annual or interim period. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2012, included in the Prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-189853), which was filed with the Securities and Exchange Commission pursuant to Rule 424 on August 8, 2013.

Revenue Recognition

The Company generates revenue through contractual agreements with collaborative partners (known as exclusive channel collaborations, “ECC” or “ECCs”) whereby the partners obtain exclusive access to the Company’s proprietary technology for use in the research, development and commercialization of products and/or treatments in a contractually specified field of use. Generally, the terms of these collaborative agreements provide that the Company receive some or all of the following: (i) upfront payments upon consummation of the agreement, (ii) reimbursements for costs incurred by the Company for research and development and/or manufacturing efforts related to specific application provided for in the agreement, (iii) milestone payments upon the achievement of specified development, regulatory and commercial activities, and (iv) royalties on sales of products arising from the collaboration.

The Company’s collaboration agreements typically contain multiple elements, or deliverables, including technology licenses, research and development services, and in certain cases manufacturing services. Effective January 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). In accordance with the provisions of ASU 2009-13, the Company identifies the deliverables within the agreements and evaluates which deliverables represent separate units of accounting. Analyzing the agreements to identify deliverables requires the use of judgment. A deliverable is considered a separate unit of accounting when the deliverable has value to the collaborative partner on a standalone basis based on the consideration of the relevant facts and circumstances for each agreement.

Consideration received is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. When available, the relative selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”) of selling price or third-party evidence of selling price, if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price (“BESP”) for the deliverable. The amount of allocable consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. The Company recognizes the revenue allocated to each unit of accounting as the Company delivers the related goods or services. If the Company determines that certain deliverables should be treated as a single unit of accounting, then the revenue is recognized using either a proportional performance or straight-line method, depending on whether the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and whether such performance obligations are provided on a best-efforts basis. As the Company cannot reasonably estimate its performance obligations related to its collaborators, the Company recognizes revenue on a straight-line basis over the period it expects to complete its performance obligations.

The terms of the Company’s agreements may provide for milestone payments upon achievement of certain defined events. The Company applies ASU No. 2010-17, Revenue Recognition – Milestone Method (“ASU 2010-17” or “Milestone Method”). Under the Milestone Method, the Company recognizes consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria:

(1)	The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the entity’s performance to achieve the milestone;

(2)	The consideration relates solely to past performance; and

(3)	The consideration is reasonable relative to all of the deliverables and payment terms with the arrangement.

In the event that a milestone is not considered substantive, the Company recognizes the milestone consideration as revenue using the same method applied to upfront payments.

Research and development services are a deliverable satisfied by the Company in accordance with the terms of the collaboration agreements and the Company considers these services to be inseparable from the license to the core technology; thus, reimbursements of services performed are recognized as revenue. Further, because reimbursement (i) is contingent upon performance of the services by the Company, (ii) does not include a profit component, and (iii) does not relate to any future deliverable, the revenue is recognized during the period in which the related services are performed and collection of such amounts is reasonable assured. Payments received from manufacturing services will be recognized when the earnings process related to the manufactured materials has been completed. Royalties to be received under the agreements will be recognized as earned.

The Company also generates revenue from other licenses of certain technologies and rental and other income from sublease agreements. License revenue is recognized on a straight-line basis over the term of the license agreement. Deferred revenue is recorded on the consolidated balance sheet when cash is received prior to the period in which the revenue is earned. Sublease and laboratory services revenues are recognized in the period in which they are earned.

Research and Development

The Company considers that regulatory and other uncertainties inherent in the research and development of new products preclude it from capitalizing such costs. Research and development expenses include salaries and related costs of research and development personnel, and the costs of consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation, amortization and other indirect overhead expenses.

The Company has research and development arrangements with third parties that include upfront and milestone payments. At June 30, 2013 and December 31, 2012, the Company had research and development commitments with third parties totaling $3,393 and $3,164, respectively, of which $1,235 and $1,431, respectively, had not yet been incurred. The commitments are generally cancellable by the Company at any time upon written notice.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. The Company believes that it mitigates its risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer. At June 30, 2013 and December 31, 2012, the Company had cash equivalent investments in highly liquid money market accounts at major financial institutions of $28,857 and $9,384, respectively.

Short-term Investments

Short-term investments at December 31, 2012 include certificates of deposit with original maturities between three months and one year. In June 2013, the Company’s board of directors approved an investment policy to invest cash in excess of immediate requirements in securities to preserve principal and maintain sufficient liquidity. Accordingly, in June 2013, the Company purchased U.S. government debt securities, commercial paper and certificates of deposit. The Company’s written investment policy requires short-term investments to be explicitly rated by two of the three following rating services: Standard & Poor’s, Moody’s and/or Fitch and to have a minimum rating of A1, P1 and/or F-1, respectively, from those agencies. In addition, the investment policy limits the amount of credit exposure to any one issuer.

Equity Securities

The Company holds equity securities received and/or purchased from certain collaborative partners. Other than the investment in AquaBounty which was accounted for using the equity method and discussed below, the Company elected the fair value option to account for its equity securities held in these partners, including Ziopharm Oncology, Inc. (“Ziopharm”) which is an equity method investment. These equity securities are recorded at fair value at each reporting date. Unrealized gains and losses resulting from fair value adjustments are reported in the consolidated statement of operations. These equity securities are classified as noncurrent in the consolidated balance sheet as the Company does not currently intend to sell these equity securities within one year. The Company has not sold any of these equity securities to date.

The Company records the fair value of securities received on the date the collaboration is consummated or the milestone is achieved using the closing, quoted price of the collaborator’s security on that date, assuming the transfer of consideration is considered perfunctory. If the transfer of the consideration is not considered perfunctory, the Company considers the specific facts and circumstances to determine the appropriate date on which to evaluate fair value. The Company also evaluates whether any discounts for trading restrictions or other basis for lack of marketability should be applied to the fair value of the securities at inception of the collaboration. In the event the Company concludes that a discount should be applied, the fair value of the securities is adjusted at inception of the collaboration and re-evaluated at each reporting period thereafter.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset and liability. As a basis for considering such assumptions, the Company uses a three-tier fair value hierarchy that prioritizes the inputs used in its fair value measurements. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1:	Quoted prices in active markets for identical assets and liabilities;

Level 2:	Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly; and

Level 3:	Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available.

As discussed in “Equity Securities” above, the Company elected the fair value option for the equity securities held in certain collaborative partners.

Concentrations of Risk

Due to the Company’s mix of fixed and variable rate securities holdings, the Company’s short-term investment portfolio is susceptible to changes in short-term interest rates. As of June 30, 2013, the Company’s short-term investments had gross unrealized losses of $15. From time to time, the Company may liquidate some or all of its short-term investments to fund operational needs or other activities, such as capital expenditures or business acquisitions. Depending on which short-term investments the Company liquidates to fund these activities, the Company could recognize a portion, or all, of the gross unrealized losses.

Equity Method Investments

Through March 15, 2013, the Company accounted for its investment in AquaBounty, a biotechnology company focused on improving productivity in commercial aquaculture, using the equity method of accounting as the Company had the ability to exercise significant influence over, but not control, the operating activities of AquaBounty. Under the equity method of accounting, the Company included its pro-rata share of AquaBounty’s operating results, adjusted for accretion of basis difference, on a separate line in the consolidated statement of operations called “Equity in net loss of affiliate.” On the consolidated balance sheet as of December 31, 2012, the Company presented its investment in AquaBounty as a separate non-current asset called “Investment in affiliate.” The excess cost over the Company’s pro-rata share of AquaBounty’s net assets was identifiable intangible assets and equity-method goodwill. This equity-method goodwill was not amortized; however, the investment in AquaBounty was analyzed for impairment on a periodic basis or if an event occurred or circumstances changed that indicate the carrying amount may be impaired. On March 15, 2013, the Company acquired additional ownership interests in AquaBounty resulting in the Company gaining control over and thus consolidating AquaBounty. See Note 6 for additional discussion of this transaction.

The Company determined that it has significant influence over one of its collaborators, Ziopharm, a publicly traded small molecule late-stage oncology drug development company, as of June 30, 2013 and December 31, 2012, based on its ownership interest, representation on Ziopharm’s board of directors, as well as other qualitative factors. The Company accounts for this investment using the fair value option. The fair value of the Company’s equity securities of Ziopharm is $28,555 and $56,298 as of June 30, 2013 and December 31, 2012, respectively, and is included as equity securities in the respective consolidated balance sheets. The Company’s ownership percentage of Ziopharm is 16.2% and 16.3% at June 30, 2013 and December 31, 2012, respectively. Unrealized appreciation (depreciation) in the fair value of the Company’s equity securities held in Ziopharm is $3,789 and $5,443 for the three months ended June 30, 2013 and 2012, respectively, and $(27,743) and $13,721 for the six months ended June 30, 2013 and 2012, respectively. Summarized unaudited financial information for Ziopharm for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues	$200	$200	$400	$400
Operating expenses	18,496	23,166	42,279	41,999

Loss from operations	(18,296)	(22,966)	(41,879)	(41,599)
Other	(396)	(647)	10,388	(6,484)

Net loss	$(18,692)	$(23,613)	$(31,491)	$(48,083)

Variable Interest Entities

The Company identifies entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE or VIEs”). The Company performs an initial and on-going evaluation of the entities with which the Company has variable interests to determine if any of these entities are a VIE. If an entity is identified as a VIE, the Company performs an assessment to determine whether the Company has both (1) the power to direct activities that most significantly impact the VIE’s economic performance and (2) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If the Company has both these criterion, the Company is identified as the primary beneficiary of the VIE. As of December 31, 2012, the Company’s investment in affiliate, AquaBounty, is identified as a VIE. The Company is not the primary beneficiary for this entity as the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE. As of December 31, 2012, the total carrying value of the Company’s investment in the VIE was $5,726, which is the investment in AquaBounty. On March 15, 2013, the Company began consolidating AquaBounty in the Company’s results of operations and financial position as a result of the Company’s ownership in AquaBounty exceeding 50% (Note 6). The Company’s maximum exposure to loss related to this VIE as of December 31, 2012 was limited to the carrying value of the investment in affiliate. As of June 30, 2013, two of the Company’s collaborators, AmpliPhi Biosciences Corporation (“AmpliPhi”) and Genopaver, LLC (“Genopaver”), were identified as VIEs. The Company is not the primary beneficiary for either of these entities as the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIEs. As of June 30, 2013, the total carrying value of the Company’s investment in the VIEs was $3,973, which is equal to the value of the equity securities holdings in those VIEs.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Major additions or betterments are charged to the property accounts while repairs and maintenance are generally expensed as incurred. Depreciation and amortization is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives of these assets are as follows:

Years
Building	13
Furniture and fixtures	7
Lab equipment	2–7
Computer hardware	5–7
Software	3–5

Leasehold improvements are amortized over the shorter of the useful life of the asset or the applicable lease term, generally one to four years.

Goodwill

Goodwill is an asset that represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized (Note 6). Goodwill is reviewed for impairment at least annually. The Company has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting unit is greater than the carrying amount, the two-step goodwill impairment test is not required.

If the two-step goodwill impairment test is required, first, the fair value of the reporting unit is compared with its carrying amount (including goodwill). If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying amount, step two does not need to be performed.

The Company intends to perform its annual impairment review of goodwill in the fourth quarter, or sooner if a triggering event occurs prior to the annual impairment review.

Intangible Assets

Intangible assets subject to amortization consist of patents and related technologies acquired in mergers and acquisitions and a favorable lease asset acquired upon the assumption of a lease agreement. These intangible assets subject to amortization were recorded at fair value at the date of acquisition and are stated net of accumulated amortization. Indefinite-lived intangible assets consist of in-process research and development acquired as a result of a step acquisition (Note 6) and is recorded at fair value at the date of the step acquisition.

The Company applies the provisions of ASC Topic 350, Intangibles, Goodwill and Other, which requires the amortization of long-lived intangible assets to reflect the pattern in which the economic benefits of the intangible asset are expected to be realized. The intangible assets are amortized over their remaining estimated useful lives, ranging from seven to fourteen years for the patents and related technologies, and through the end of the original lease term, February 1, 2013, for the favorable lease asset.

Impairment of Long-Lived Assets

Long-lived assets to be held and used, including property, plant and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.

Indefinite-lived intangible assets, including in-process research and development, are tested for impairment annually, or more frequently if events or circumstances between annual tests indicate that the asset may be impaired. Impairment losses on indefinite-lived intangible assets are recognized based solely on a comparison of their fair value to carrying value, without consideration of any recoverability test. The Company monitors the progression of its in-process research and development, as the likelihood of success is contingent upon regulatory approval.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to both differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the change. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company identifies any uncertain income tax positions and recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest, if any, related to unrecognized tax benefits as a component of interest expense. Penalties, if any, are recorded in general and administrative expenses.

Net Loss per Share

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same for all periods presented.

Segment Information

The Company has determined that it operates in one segment. The Company uses synthetic biology for the creation of distinct products for collaboration with partners. All of the Company’s revenues are derived in the United States of America. Substantially all of the Company’s assets are located in the United States of America.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, companies would instead cross reference to the related footnote for additional information. ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012. The Company has implemented the provisions of ASU 2013-02 as of January 1, 2013. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013 and interim periods within those annual periods. Retrospective application is required. The Company has implemented the provisions of ASU 2011-11 as of January 1, 2013. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3. Collaboration Revenue

Deferred revenue primarily consists of consideration received for upfront and milestone payments in connection with the Company’s collaborators and prepayments for research and development services performed for collaborators. Deferred revenue consists of the following:

	June 30, 2013	December 31, 2012
Upfront and milestone payments	$61,814	$51,359
Prepaid research and development services	2,819	7,229
Other	46	48

Total	$64,679	$58,636

Current portion of deferred revenue	8,270	9,963
Long-term portion of deferred revenue	56,409	48,673

Total	$64,679	$58,636

Ziopharm Oncology, Inc. ECC

Effective January 6, 2011, the Company entered into a worldwide ECC with Ziopharm. Under the ECC, Ziopharm received a license to the Company’s technology platform within the field of oncology as defined more specifically in the agreement. Upon execution of the ECC, the Company received 3,636,926 shares of Ziopharm’s common stock valued at $17,457 as upfront consideration. The Company is entitled to additional shares of common stock representing the lesser of (i) the original shares received or (ii) the number of shares representing 7.495% of Ziopharm’s outstanding shares at the date of the dosing of the first patient in a Phase II clinical trial of a product candidate created, produced or developed by Ziopharm using the Company’s technology (“Ziopharm Milestone”). The Company receives reimbursement payments for research and development services provided and manufacturing services for Company materials provided to Ziopharm during the ECC. Subject to certain expense allocations, Ziopharm will pay the Company 50% of the quarterly net profits derived from the sale of products developed from the ECC. Ziopharm is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization or manufacturing of product candidates. The term of the ECC commenced on January 6, 2011 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Ziopharm upon 90 days written notice to the Company provided that no voluntary termination by Ziopharm can be made during the first two years of the ECC. See Note 13 for additional transactions with Ziopharm.

The Company identified the deliverables at the inception of the ECC which include the license to the Company’s technology platform, two clinical-stage product candidates, services to transition the two clinical-stage product candidates, participation on the joint steering committee (“JSC”), the research and development services, and any manufacturing services to be provided. The Company grouped the deliverables into three units of accounting based on the nature of the deliverables and the separation criteria: (i) the two clinical-stage product candidates and related services to transition these product candidates to Ziopharm (“Ziopharm Unit of Accounting 1”), which had standalone value to Ziopharm at inception of the ECC; (ii) the license to the Company’s technology platform, the Company’s participation on the JSC and research and development services to be provided (“Ziopharm Unit of Accounting 2”), as these deliverables could not be separated; and (iii) manufacturing services to be provided for any Company materials in an approved product from the ECC (“Ziopharm Unit of Accounting 3”), which have standalone value and are contingent due to uncertainties on whether an approved product would be developed and require manufacturing by the Company. As VSOE and third party evidence of selling price was not available or practical, the BESP for each unit of accounting was determined using a historical cost approach due to the early stage of development of the Company’s technology. In establishing BESP for Ziopharm Unit of Accounting 1, the Company used the accumulated costs incurred as of the ECC by the Company on the two clinical programs that were transferred to Ziopharm to approximate the cost to recreate the deliverables included in this unit of accounting. In establishing BESP for Ziopharm Unit of Accounting 2, the Company used the accumulated costs incurred as of the ECC by the Company on its technology platform licensed to Ziopharm to approximate the cost to recreate the deliverables included in this unit of accounting. The upfront consideration was allocated to Ziopharm Unit of Accounting 1 and Ziopharm Unit of Accounting 2 based on the relative selling price method. Ziopharm Unit of Accounting 3 was determined to be a contingent deliverable at the inception of the ECC due to the uncertainties surrounding whether an approved product would be developed and require manufacturing by the Company. As a result of the relative selling price method, $1,115 of the upfront consideration was allocated to Ziopharm Unit of Accounting 1, all of which was recognized as collaboration revenue for the year ended December 31, 2011 since the Company had completed its obligations to deliver this unit of accounting. The remaining $16,342 of upfront consideration was allocated to Ziopharm Unit of Accounting 2 and will be recognized over the expected life of the Company’s technology platform using a straight-line approach. The Company recognized $314 and $315 of this allocated amount as collaboration revenue in the three months ended June 30, 2013 and 2012, respectively, and $628 and $629 in the six months ended June 30, 2013 and 2012, respectively. The remaining balance of $13,200 of upfront consideration allocated to Ziopharm Unit of Accounting 2 is recorded as deferred revenue at June 30, 2013.

The Company recognizes the reimbursement payments received for research and development services provided pursuant to the agreement in the period when the services are performed and collection is reasonably assured. On March 21, 2012, the Company received $10,000 from Ziopharm as a prepayment of research and development services to be provided in conjunction with the ECC. The Company recorded this amount as deferred revenue and recognizes collaboration revenue as services are performed. The Company recognized $2,291 and $2,014 of collaboration revenue for research and development services performed in the three months ended June 30, 2013 and 2012, respectively, of which $2,291 and $1,265 was applied against the $10,000 prepayment received, respectively. The Company recognized $3,721 and $2,958 of collaboration revenue for research and development services performed in the six months ended June 30, 2013 and 2012, respectively, of which $3,721 and $2,007 was applied against the $10,000 prepayment received, respectively. The balance of $1,141 is included in deferred revenue on the June 30, 2013 consolidated balance sheet. Any remaining balance of this prepayment is refundable to Ziopharm in the event the ECC is terminated.

At inception of the agreement, the Company determined that the Ziopharm Milestone is not substantive and cannot be recognized when earned in accordance with ASU 2010-17 as the Milestone Method substantive criteria discussed in Note 2 were not met. On October 24, 2012, the Ziopharm Milestone was achieved and the Company received 3,636,926 shares of Ziopharm’s common stock valued at $18,330 as milestone consideration, which is the sole milestone under this ECC. Since the Ziopharm Milestone was not substantive, the Company allocated the milestone consideration to Ziopharm Unit of Accounting 1 and Ziopharm Unit of Accounting 2 using the same relative selling price allocation as the upfront consideration. As a result, $1,171 of the milestone consideration was allocated to Ziopharm Unit of Accounting 1 and immediately recognized as collaboration revenue for the year ended December 31, 2012 and the remaining $17,159 was allocated to Ziopharm Unit of Accounting 2. The Company recognized $2,420 of the milestone consideration allocated to Ziopharm Unit of Accounting 2 as collaboration revenue at the date the Ziopharm Milestone was achieved, which represented the amount that would have been recognized from inception of the ECC through the milestone achievement date had the payment been received upfront. The remaining $14,739 was recorded as deferred revenue and will be recognized over the expected life of the Company’s technology platform using a straight-line approach. The Company recognized $330 and $660 of this deferred milestone consideration for the three and six months ended June 30, 2013, respectively, and the remaining $13,859 is included as deferred revenue on the June 30, 2013 consolidated balance sheet.

Royalties related to product sales will be recognized when earned as the payments relate directly to products that have been fully developed and for which the Company has satisfied all of its obligations.

Synthetic Biologics, Inc. ECCs

Effective November 18, 2011, the Company entered into a worldwide ECC with Synthetic Biologics, Inc. (“Synthetic Biologics”), a publicly traded company focused on the development of innovative disease-modifying medicines for serious illnesses. Under the ECC, at the transaction effective date, Synthetic Biologics received a license to the Company’s technology platform within a designated field (“Field One”). Upon execution of the ECC, the Company received 3,123,558 shares of Synthetic Biologics’ common stock valued at $1,687 as upfront consideration. The Company is entitled to additional shares of common stock representing the lesser of (i) the original shares received or (ii) the number of shares representing 9.995% of Synthetic Biologics’ outstanding shares at the date of the dosing of the first patient in a Phase II clinical trial of a product candidate created, produced or developed by Synthetic Biologics using the Company’s technology (“Synthetic Biologics Field One Milestone”). The Company will receive reimbursement payments for research and development services provided pursuant to the agreement and manufacturing services for Company materials provided to Synthetic Biologics during the ECC. Subject to certain expense allocations, Synthetic Biologics will pay the Company 50% of the quarterly net profits derived from the sale of products developed from the ECC. Synthetic Biologics is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization or manufacturing of the product candidates. The term of the ECC commenced on November 18, 2011 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Synthetic Biologics upon 90 days written notice to the Company provided that no voluntary termination by Synthetic Biologics can be made during the first 18 months of the ECC.

The Company identified the deliverables at the inception of the ECC which include the license to the Company’s technology platform, participation on the JSC, the research and development services and any manufacturing services to be provided. The Company grouped the deliverables into two units of accounting based on the nature of the deliverables and the separation criteria: (i) the license to the Company’s technology platform, the Company’s participation on the JSC and research and development services to be provided (“Synthetic Biologics Field One Unit of Accounting 1”), as these deliverables could not be separated, and (ii) manufacturing services to be provided for any Company materials in an approved product from the ECC (“Synthetic Biologics Field One Unit of Accounting 2”), which have standalone value and are contingent due to uncertainties on whether an approved product would be developed and require manufacturing by the Company. As VSOE and third party evidence of selling price was not available or practical, the BESP for each unit of accounting was determined using a historical cost approach due to the early stage of development of the Company’s technology. In establishing BESP for Synthetic Biologics Field One Unit of Accounting 1, the Company used the accumulated costs incurred as of the ECC by the Company on its technology platform licensed to Synthetic Biologics to approximate the cost to recreate the deliverables included in this unit of accounting. All upfront consideration was allocated to Synthetic Biologics Field One Unit of Accounting 1. Synthetic Biologics Field One Unit of Accounting 2 was determined to be a contingent deliverable at the inception of the ECC due to the uncertainties surrounding whether an approved product would be developed and require manufacturing by the Company. The $1,687 of upfront consideration was allocated to Synthetic Biologics Field One Unit of Accounting 1 and was recognized over the expected life of the Company’s technology platform using a straight-line approach. On April 16, 2013, the Company terminated its ECC with Synthetic Biologics in Field One. As a result of this termination, all licenses granted by the Company under the ECC for use in Field One reverted back to the Company and the Company recognized the balance of deferred revenue associated with the upfront consideration as collaboration revenue in April 2013. The Company recognized $1,503 and $32 of collaboration revenue for the three months ended June 30, 2013 and 2012, respectively, and $1,535 and $64 for the six months ended June 30, 2013, respectively.

On August 6, 2012, the Company entered into its second worldwide ECC with Synthetic Biologics. Under this ECC, at the transaction effective date, Synthetic Biologics received a license to the Company’s technology platform within a second designated field (“Field Two”). Upon Synthetic Biologics’ shareholders’ approval on October 5, 2012, the Company received a technology access fee of 3,552,210 shares of Synthetic Biologics common stock valued at $7,815 as upfront consideration. Upon the filing by Synthetic Biologics of an investigational new drug application with the U.S. Food and Drug Administration, or FDA, the Company will receive cash or common stock at the option of Synthetic Biologics valued at $2,000. Upon the first to occur of either the first commercial sale of a product developed under the ECC or the granting of regulatory approval of a product developed under the ECC, the Company will receive cash or common stock at the option of Synthetic Biologics valued at $3,000. The ECC initially targets three infectious diseases and Synthetic Biologics may elect to target up to five more infectious diseases by paying the Company a field expansion fee of $2,000 in either cash or common stock for each additional infectious disease selected. The regulatory milestones and field expansion fee(s) are referred to as the “Synthetic Biologics Field Two Milestones.” The Company receives reimbursement payments for research and development services provided pursuant to the agreement and manufacturing services for preclinical Company materials provided to Synthetic Biologics during the ECC. The Company has the option to propose, and Synthetic Biologics can select, the Company to be the bulk manufacturer of products developed from the ECC. On a quarterly basis, Synthetic Biologics will pay the Company royalties with percentages ranging from upper-single digits to lower double digits of net sales of products developed from the ECC. Synthetic Biologics is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization and manufacturing of the product candidates. The term of the ECC commenced on August 6, 2012 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Synthetic Biologics upon 90 days written notice to the Company provided that no voluntary termination by Synthetic Biologics can be made during the first 18 months of the ECC.

The Company identified the deliverables at the inception of the ECC which include the license to the Company’s technology platform, participation on the JSC, the research and development services and the potential manufacturing services of a product(s) to be provided if the Company is elected as the manufacturer. The Company grouped the deliverables into two units of accounting based on the nature of the deliverables and the separation criteria: (i) the license to the Company’s technology platform, the Company’s participation on the JSC and research and development services to be provided (“Synthetic Biologics Field Two Unit of Accounting 1”), as these deliverables could not be separated, and (ii) the potential manufacturing services to be provided for a product(s) from the ECC (“Synthetic Biologics Field Two Unit of Accounting 2”), which have standalone value and are contingent due to uncertainties on whether an approved product would be developed and require manufacturing by the Company. As VSOE and third party evidence of selling price was not available or practical, the BESP for each unit of accounting was determined using a historical cost approach due to the early stage of development of the Company’s technology. In establishing BESP for Synthetic Biologics Field Two Unit of Accounting 1, the Company used the accumulated costs incurred as of the ECC by the Company on its technology platform licensed to Synthetic Biologics to approximate the cost to recreate the deliverables included in this unit of accounting. All up-front consideration was allocated to Synthetic Biologics Field Two Unit of Accounting 1. Synthetic Biologics Field Two Unit of Accounting 2 was determined to be a contingent deliverable at the inception of the ECC due to the uncertainties surrounding whether any approved products would be developed and whether the Company is elected by Synthetic Biologics to be the manufacturer of any approved products. The $7,815 of upfront consideration was allocated to Synthetic Biologics Field Two Unit of Accounting 1 and will be recognized over the expected life of the Company’s technology platform using a straight-line approach. The Company recognized $163 and $326 of collaboration revenue for the three and six months ended June 30, 2013, respectively. The remaining $7,326 is recorded as deferred revenue at June 30, 2013.

At inception of the agreement, the Company determined that the Synthetic Biologics Field Two Milestones are not substantive and cannot be recognized when earned in accordance with ASU 2010-17 as the Milestone Method substantive criteria discussed in Note 2 were not met. Royalties related to product net sales will be recognized when earned as the Company has determined that these sales based milestones are not considered a milestone payment under ASU 2010-17.

The Company recognizes the reimbursement payments received for research services in the period when the services are performed and collection is reasonably assured. The Company recognized $314 and $62 of collaboration revenue for research and development services performed in the three months ended June 30, 2013 and 2012, respectively, for both ECCs with Synthetic Biologics and $689 and $123 in the six months ended June 30, 2013 and 2012, respectively. On December 17, 2012, the Company received $2,500 from Synthetic Biologics as a prepayment of research and development services to be provided in conjunction with either of the two ECCs. The Company recorded this amount as deferred revenue and recognizes collaboration revenue as services are performed. All collaboration revenue recognized in the three and six months ended June 30, 2013 was applied against the $2,500 prepayment received. The balance of $1,678 is included in deferred revenue on the June 30, 2013 consolidated balance sheet. Any remaining balance of this prepayment is refundable to Synthetic Biologics in the event both ECCs are terminated.

Elanco ECC

Effective November 28, 2011, the Company entered into a worldwide ECC with Elanco, the animal health division of Eli Lilly and Company (“Elanco”). The Company received cash upfront and is entitled to additional amounts up to an aggregate of $2,250 per product candidate based on the occurrence of separate performance, regulatory and sales-based milestones. The Company receives reimbursement payments for research services provided to Elanco during the ECC up to a certain maximum per calendar year. Elanco will pay the Company royalties with percentages ranging from mid-to-upper single digits to lower double digits based on net sales of products developed from the ECC. The term of the ECC commenced on November 28, 2011 and continues until terminated pursuant to the agreement. The ECC may be terminated by either party in the event of certain material breaches and may be voluntarily terminated in its entirety or on target-by-target basis upon 90 days written notice to the Company or 180 days written notice if the Company is performing research services on a product target.

The Company identified the deliverables at the inception of the ECC which are the license to the Company’s technology platform, participation on the ECC’s JSC, the research services and potential manufacturing services. The Company grouped the deliverables into two units of accounting based on the nature of the deliverables and the separation criteria: (i) the license to the Company’s technology platform, the Company’s participation on the JSC and research services to be provided (“Elanco Unit of Accounting 1”), as these deliverables could not be separated, and (ii) if approved by Elanco, manufacturing services to be provided for any Company materials in an approved product from the ECC (“Elanco Unit of Accounting 2”), which have standalone value and are contingent due to uncertainties on whether an approved product would be developed and require manufacturing by the Company. As VSOE and third party evidence of selling price was not available or practical, the BESP for each unit of accounting was determined using a historical cost approach due to the early stage of development of the Company’s technology. In establishing BESP for Elanco Unit of Accounting 1, the Company used the accumulated costs incurred as of the ECC by the Company on its technology platform licensed to Elanco to approximate the cost to recreate the deliverables included in this unit of accounting. All the upfront consideration was allocated to Elanco Unit of Accounting 1. Elanco Unit of Accounting 2 was determined to be a contingent deliverable at the inception of the ECC due to the uncertainties surrounding whether an approved product would be developed and whether the Company would be approved by Elanco to provide such manufacturing. The upfront consideration was allocated to Elanco Unit of Accounting 1 and will be recognized over the expected life of the Company’s technology platform using a straight-line approach.

The Company recognizes the reimbursement payments received for research services provided pursuant to the agreement in the period when the services are performed and collection is reasonably assured. The Company recognized $111 and $234 of collaboration revenue for research and development services performed in the three months ended June 30, 2013 and 2012, respectively, and recognized $199 and $434 in the six months ended June 30, 2013 and 2012, respectively, of which $111 is included as trade receivables on the June 30, 2013 consolidated balance sheet.

At inception of the agreement, the Company determined that the performance milestone is substantive and can be recognized when earned in accordance with ASU 2010-17 as the milestone met all the criteria required by ASU 2010-17 to be considered substantive. The regulatory milestone is not substantive as the milestone did not meet all of the criteria required by ASU 2010-17 to be considered substantive. The sales-based milestone and royalties will be recognized when earned as the payments relate directly to products that have been fully developed and for which the Company has satisfied all of its obligations.

Oragenics, Inc. ECC

Effective June 5, 2012, the Company entered into a worldwide ECC with Oragenics, Inc. (“Oragenics”), a publicly traded company focused on becoming the world leader in novel antibiotics against infectious disease and probiotics for oral health for humans and pets. Under the ECC, at the transaction effective date, Oragenics received a license to the Company’s technology platform within the field of lantibiotics for the treatment of infectious diseases in humans and companion animals as defined more specifically in the agreement. Upon execution of the ECC, the Company received a technology access fee of 4,392,425 shares of Oragenics’ common stock valued at $6,588 as upfront consideration. The Company is entitled to receive additional shares of common stock, or at Oragenics’ option, receive a cash payment based upon the fair market value of the shares, upon the separate achievement of certain regulatory milestones of the first product candidate developed from the ECC (“Oragenics Milestones”). The Oragenics Milestones include: (i) 1% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the filing of the first Investigative New Drug Application with the U.S. Food and Drug Administration (“U.S. FDA”) for a product candidate created, produced or developed using the Company’s technology (“Oragenics Product”); (ii) 1.5% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the dosing of the first patient in the first Phase II clinical trial of an Oragenics Product; (iii) 2% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the dosing of the first patient in the first Phase III clinical trial of an Oragenics Product; (iv) 2.5% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the first New Drug Application or Biologics License Application with the U.S. FDA for an Oragenics Product, or alternatively the first equivalent regulatory filing with a foreign agency; and (v) 3% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the granting of the first regulatory approval of an Oragenics Product. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Oragenics during the ECC. Oragenics will pay the Company 25% of the quarterly profits derived from the sale of products developed from the ECC.

Oragenics is responsible for funding the further development of lantibiotics toward the goal of commercialization, conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization or manufacturing of the product candidates. The term of the ECC commenced on June 5, 2012 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Oragenics upon 90 days written notice to the Company provided that no voluntary termination by Oragenics can be made during the first 18 months of the ECC. See Note 13 for additional arrangements with Oragenics.

The Company identified the deliverables at the inception of the ECC which include the license to the Company’s technology platform, participation on the JSC, the research and development services and any manufacturing services to be provided. The Company grouped the deliverables into two units of accounting based on the nature of the deliverables and the separation criteria: (i) the license to the Company’s technology platform, the Company’s participation on the JSC and research and development services to be provided (“Oragenics Unit of Accounting 1”), as these deliverables could not be separated, and (ii) any manufacturing services to be provided for any Company materials in an approved product from the ECC (“Oragenics Unit of Accounting 2”), which have standalone value and are contingent due to uncertainties on whether an approved product would be developed and require manufacturing by the Company. As VSOE and third party evidence of selling price was not available or practical, the BESP for each unit of accounting was determined using a historical cost approach due to the early stage of development of the Company’s technology. In establishing BESP for Oragenics Unit of Accounting 1, the Company used the accumulated costs incurred as of the ECC by the Company on its technology platform licensed to Oragenics to approximate the cost to recreate the deliverables included in this unit of accounting. All upfront consideration was allocated to Oragenics Unit of Accounting 1. Oragenics Unit of Accounting 2 was determined to be a contingent deliverable at the inception of the ECC due to the uncertainties surrounding whether an approved product would be developed and require manufacturing by the Company and whether the Company would elect to be the manufacturer. The $6,588 of upfront consideration was allocated to Oragenics Unit of Accounting 1 and will be recognized over the expected life of the Company’s technology platform using a straight-line approach. The Company recognized $137 and $274 of collaboration revenue for the three and six months ended June 30, 2013, respectively. The remaining balance of $5,995 is recorded as deferred revenue at June 30, 2013.

The Company recognizes the reimbursement payments received for research services in the period when the services are performed and collection is reasonably assured. The Company recognized $334 and $713 of collaboration revenue for research and development services performed in the three and six months ended June 30, 2013, respectively, of which $212 is included as related party receivables on the June 30, 2013 consolidated balance sheet.

At inception of the agreement, the Company determined that the Oragenics Milestones are not substantive and cannot be recognized when earned in accordance with ASU 2010-17 as the Milestone Method substantive criteria discussed in Note 2 were not met. Royalties related to product sales will be recognized when earned as the payments relate directly to products that have been fully developed and for which the Company has satisfied all of its obligations.

Fibrocell Science, Inc. ECC

Effective October 5, 2012, the Company entered into an ECC with Fibrocell Science, Inc. (“Fibrocell”), a publicly traded, autologous cellular therapeutic company focused on the development of innovative products for aesthetic, medical and scientific applications. Under the ECC, at the transaction effective date, Fibrocell received a license to the Company’s technology platform to develop and commercialize genetically modified and non-genetically modified autologous fibroblasts and autologous dermal cells in the United States of America. Upon execution of the ECC, the Company received a technology access fee of 1,317,520 shares of Fibrocell’s common stock valued at $7,576 as upfront consideration. The number of shares received reflects a 1-for-25 reverse stock split of Fibrocell’s common stock effective April 30, 2013. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Fibrocell during the ECC. On a quarterly basis, Fibrocell will pay the Company royalties of 7% of net sales up to $25,000 and 14% of net sales above $25,000 on each product developed from the ECC. If Fibrocell uses the Company’s technology platform to improve the production of a current or new Fibrocell products not developed from the ECC, Fibrocell will pay the Company a quarterly royalty equal to 33% of the cost of goods sold savings generated by the improvement. Fibrocell is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization and manufacturing of the product candidates. The term of the ECC commenced on October 5, 2012 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Fibrocell upon 90 days written notice to the Company.

The Company identified the deliverables at the inception of the ECC which include the license to the Company’s technology platform, participation on the JSC, the research and development services and any manufacturing services to be provided. The Company grouped the deliverables into two units of accounting based on the nature of the deliverables and the separation criteria: (i) the license to the Company’s technology platform, the Company’s participation on the JSC and research and development services to be provided (“Fibrocell Unit of Accounting 1”), as these deliverables could not be separated, and (ii) any manufacturing services to be provided for any Company materials in an approved product from the ECC (“Fibrocell Unit of Accounting 2”), which have standalone value and are contingent due to uncertainties on whether an approved product would be developed and require manufacturing by the Company. As VSOE and third party evidence of selling price was not available or practical, the BESP for each unit of accounting was determined using a historical cost approach due to the early stage of development of the Company’s technology. In establishing BESP for Fibrocell Unit of Accounting 1, the Company used the accumulated costs incurred as of the ECC by the Company on its technology platform licensed to Fibrocell to approximate the cost to recreate the deliverables included in this unit of accounting. All upfront consideration was allocated to Fibrocell Unit of Accounting 1. Fibrocell Unit of Accounting 2 was determined to be a contingent deliverable at the inception of the ECC due to the uncertainties surrounding whether an approved product would be developed and require manufacturing by the Company and whether the Company would elect to be the manufacturer. The $7,576 of upfront consideration was allocated to Fibrocell Unit of Accounting 1 and will be recognized over the expected life of the Company’s technology platform using a straight-line approach. The Company recognized $158 and $316 of collaboration revenue for the three and six months ended June 30, 2013, respectively. The remaining balance of $7,102 is recorded as deferred revenue at June 30, 2013.

Effective June 28, 2013, the Company entered into an amendment to the ECC with Fibrocell. The amendment expands the field of use defined in the ECC agreement. Under the terms of the amendment to the ECC, the Company received 1,243,781 shares of Fibrocell’s common stock valued at $7,612 as a supplemental technology access fee, which is recorded as deferred revenue at June 30, 2013. These shares were received in July 2013. The Company allocated this additional consideration to Fibrocell Unit of Accounting 1and will recognize it over the remaining expected life of the Company’s technology platform using a straight-line approach.

The Company recognizes the reimbursement payments received for research services in the period when the services are performed and collection is reasonably assured. The Company recognized $615 and $1,045 of collaboration revenue for research and development services performed in the three and six months ended June 30, 2013, respectively, of which $361 is included as related party receivables on the June 30, 2013 consolidated balance sheet.

AmpliPhi ECC

Effective March 29, 2013, the Company entered into a worldwide ECC with AmpliPhi, a developer of bacteriophage-based antibacterial therapies to treat drug resistant infections. Under the ECC, at the transaction effective date, AmpliPhi received a license to the Company’s technology platform to develop and commercialize new bacteriophage-based therapies to target specific antibiotic resistant infections as defined more specifically in the agreement. Upon execution of the ECC, the Company received a technology access fee of 24,000,000 shares of AmpliPhi’s common stock valued at $2,400 as upfront consideration. The Company is entitled to additional consideration up to an aggregate amount of $7,500 per product payable either in cash or common stock at the option of AmpliPhi, upon the achievement of certain regulatory milestones (“AmpliPhi Milestones”). The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to AmpliPhi during the ECC. On a quarterly basis, AmpliPhi will pay the Company royalties with percentages ranging from upper-single digits to lower-double digits of net sales of products developed under the ECC. AmpliPhi is responsible for conducting preclinical and clinical development of product candidates, as well as other aspects of commercialization and manufacturing of the product candidates. The term of the ECC commenced on March 29, 2013 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined the agreement and may be terminated voluntarily by AmpliPhi upon 90 days written notice to the Company.

The Company identified the deliverables at the inception of the ECC which include the license to the Company’s technology platform, participation on the JSC, the research and development services and any manufacturing services to be provided. The Company grouped the deliverables into two units of accounting based on the nature of the deliverables and the separation criteria: (i) the license to the Company’s technology platform, the Company’s participation on the JSC and research and development services to be provided (“AmpliPhi Unit of Accounting 1”), as these deliverables could not be separated, and (ii) any manufacturing services to be provided for any Company materials in an approved product from the ECC (“AmpliPhi Unit of Accounting 2”), which have standalone value and are contingent due to uncertainties on whether an approved product would be developed and require manufacturing by the Company. As VSOE and third party evidence of selling price was not available or practical, the BESP for each unit of accounting was determined using a historical cost approach due to the early stage of development of the Company’s technology. In establishing BESP for AmpliPhi Unit of Accounting 1, the Company used the accumulated costs incurred as of the ECC by the Company on its technology platform licensed to AmpliPhi to approximate the cost to recreate the deliverables included in this unit of accounting. All upfront consideration was allocated to AmpliPhi Unit of Accounting 1. AmpliPhi Unit of Accounting 2 was determined to be a contingent deliverable at the inception of the ECC due to the uncertainties surrounding whether an approved product would be developed and require manufacturing by the Company and whether the Company would elect to be the manufacturer. The $2,400 of upfront consideration was allocated to AmpliPhi Unit of Accounting 1 and will be recognized over the expected life of the Company’s technology platform using a straight-line approach. The Company recognized $55 of collaboration revenue for the three and six months ended June 30, 2013. The remaining balance of $2,345 is recorded as deferred revenue at June 30, 2013.

The Company recognizes the reimbursement payments received for research services as collaboration revenue in the period when the services are performed and collection is reasonably assured. The Company recognized $34 of collaboration revenue for research and development services performed in the three and six months ended June 30, 2013, all of which is included as related party receivables on the June 30, 2013 consolidated balance sheet. At inception of the agreement, the Company determined that the AmpliPhi Milestones are not substantive and cannot be recognized when earned in accordance with ASU 2010-17 as the Milestone Method substantive criteria discussed in Note 2 were not met. Royalties related to product sales will be recognized when earned as the payments relate directly to products that have been fully developed and for which the Company has satisfied all of its obligations.

Genopaver ECC

Effective March 29, 2013, the Company entered into a worldwide ECC with Genopaver, a limited liability company formed by affiliates of Third Security, LLC (Note 13). Genopaver was formed for the purpose of entering into the ECC and developing and commercializing products in the field of the fermentative production of alkaloids through genetically modified cell-lines and substrate feeds for use as active pharmaceutical ingredients or as commercially sold intermediates in the manufacture of active pharmaceutical ingredients. Upon execution of the ECC, the Company received a technology access fee of $3,000 as upfront consideration. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC. Genopaver will pay the Company a royalty as a percentage in the lower-double digits on the quarterly gross profits of product sales from products developed under the ECC. Genopaver is responsible for the development and commercialization of the product candidates. The term of the ECC commenced on March 29, 2013 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Genopaver upon 90 days written notice to the Company.

The Company identified the deliverables at the inception of the ECC which include the license to the Company’s technology platform, participation on the JSC, and the research and development services to be provided. The Company grouped the deliverables into one unit of accounting based on the nature of the deliverables and the separation criteria: (i) the license to the Company’s technology platform, the Company’s participation on the JSC and research and development services to be provided (“Genopaver Unit of Accounting”), as the deliverables could not be separated. As VSOE and third party evidence of selling price was not available or practical, the BESP for each unit of accounting was determined using a historical cost approach due to the early stage of development of the Company’s technology. In establishing BESP for Genopaver Unit of Accounting, the Company used the accumulated costs incurred as of the ECC by the Company on its technology platform licensed to Genopaver to approximate the cost to recreate the deliverables included in the unit of accounting. The $3,000 of upfront consideration was allocated to the Genopaver Unit of Accounting and will be recognized over the expected life of the Company’s technology platform using a straight-line approach. The Company recognized $68 of collaboration revenue for the three and six months ended June 30, 2013. The remaining balance of $2,932 is recorded as deferred revenue at June 30, 2013.

The Company recognizes the reimbursement payments received for research services as collaboration revenue in the period when the services are performed and collection is reasonably assured. The Company recognized $213 of collaboration revenue for research and development services performed in the three and six months ended June 30, 2013, all of which is included as related party receivables on the June 30, 2013 consolidated balance sheet. Royalties related to product sales will be recognized when earned as the payments relate directly to products that have been fully developed and for which the Company has satisfied all of its obligations.

Soligenix ECC

Effective April 27, 2013, the Company entered into a worldwide ECC with Soligenix, Inc. (“Soligenix”), a clinical stage biopharmaceutical company focused on developing products to treat inflammatory diseases and biodefense countermeasures. Under the ECC, at the transaction effective date, Soligenix received a license to the Company’s technology platform to develop and commercialize human monoclonal antibody therapies for the treatment of melioidosis. Upon execution of the ECC, the Company received a technology access fee of 1,034,483 shares of Soligenix’s common stock valued at $1,331 as upfront consideration. The Company is entitled to additional consideration up to an aggregate amount of $7,000 per product payable either in cash or common stock at the option of Soligenix, upon the achievement of certain regulatory milestones (“Soligenix Milestones”). The Company receives reimbursement payments for research and development services and manufacturing services for Company materials provided to Soligenix during the term of the ECC. On a quarterly basis, Soligenix will pay the Company royalties with percentages ranging from upper-single digits to lower-double digits of net sales of products developed under the ECC. Soligenix is responsible for conducting preclinical and clinical development of product candidates, as well as other aspects of commercialization and manufacturing of the product candidates. The term of the ECC commenced on April 27, 2013 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined the agreement and may be terminated voluntarily by Soligenix upon 90 days written notice to the Company.

The Company identified the deliverables at the inception of the ECC which include the license to the Company’s technology platform, participation on the JSC, the research and development services and any manufacturing services to be provided. The Company grouped the deliverables into two units of accounting based on the nature of the deliverables and the separation criteria: (i) the license to the Company’s technology platform, the Company’s participation on the JSC and research and development services to be provided (“Soligenix Unit of Accounting 1”), as these deliverables could not be separated, and (ii) any manufacturing services to be provided for any Company materials in an approved product from the ECC (“Soligenix Unit of Accounting 2”), which have standalone value and are contingent due to the uncertainty of whether an approved product would be developed and require manufacturing by the Company and whether the Company would elect to be the manufacturer. As VSOE and third party evidence of selling price was not available or practical, the BESP for each unit of accounting was determined using a historical cost approach due to the early stage of development of the Company’s technology. In establishing BESP for Soligenix Unit of Accounting 1, the Company used the accumulated costs incurred as of the ECC by the Company on its technology platform licensed to Soligenix to approximate the cost to recreate the deliverables included in this unit of accounting. All upfront consideration was allocated to Soligenix Unit of Accounting 1. Soligenix Unit of Accounting 2 was determined to be a contingent deliverable at the inception of the ECC due to the uncertainty of whether an approved product would be developed and require manufacturing by the Company and whether the Company would elect to be the manufacturer. The $1,331 of upfront consideration was allocated to Soligenix Unit of Accounting 1 and will be recognized over the expected life of the Company’s technology platform using a straight-line approach. The Company recognized $20 of collaboration revenue for the three and six months ended June 30, 2013. The remaining balance of $1,311 is recorded as deferred revenue at June 30, 2013.

The Company recognizes the reimbursement payments received for research services as collaboration revenue in the period when the services are performed and collection is reasonably assured. At inception of the agreement, the Company determined that the Soligenix Milestones are not substantive and cannot be recognized when earned in accordance with ASU 2010-17 as the Milestone Method substantive criteria discussed in Note 2 were not met. Royalties related to product sales will be recognized when earned as the payments relate directly to products that have been fully developed and for which the Company has satisfied all of its obligations.

AquaBounty ECC

On February 14, 2013, the Company entered into an ECC with AquaBounty. The Company will be reimbursed for research and development services as provided for in the ECC agreement. In the event of product sales from a product developed from the ECC, the Company will receive 16.66% of quarterly gross profits for each product. All revenues and expenses related to this ECC will be eliminated in consolidation (Note 6).

4. Short-term Investments

The Company’s short-term investments have remaining maturities of less than twelve months and are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of short-term investments as of June 30, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$87,453	$—	$(11)	$87,442
Commercial paper	5,999	—	—	5,999
Certificates of deposit	2,017	—	(4)	2,013

Total	$95,469	$—	$(15)	$95,454

For more information on our method for determining the fair value of our assets, see Note 2 – “Fair Value of Financial Instruments”.

Changes in market interest rates and bond yields cause certain of our short-term investments to fall below their cost basis, resulting in unrealized losses on short-term investments. As of June 30, 2013, we had unrealized losses of $15 related to short-term investments that had a fair value of $77,186. The unrealized losses of the Company’s short-term investments were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and have been in a loss position for less than 12 months.

As of June 30, 2013, we did not consider any of our short-term investments to be other-than-temporarily impaired. When evaluating our short-term investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, our ability and intent to hold the security and whether it is more likely than not that we will be required to sell the investment before recovery of its cost basis.

5. Fair Value Measurements

The carrying amount of cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at June 30, 2013:

	Quoted prices in active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	June 30, 2013
Assets
U.S. government debt securities (Note 4)	$—	$87,442	$—	$87,442
Commercial paper (Note 4)	—	5,999	—	5,999
Certificates of deposit (Note 4)	—	2,013	—	2,013
Equity securities (Note 3)	48,100	17,113	—	65,213

	$48,100	$112,567	$—	$160,667

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at December 31, 2012:

	Quoted prices in active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	December 31, 2012
Assets
Certificates of deposit (Note 4)	$—	$260	$—	$260
Equity securities (Note 3)	72,988	10,128	—	83,116

	$72,988	$10,388	$—	$83,376

There were no financial liabilities measured on a recurring basis at June 30, 2013 and December 31, 2012.

The method used to estimate the fair value of the Level 1 assets in the tables above is based on observable market data as these equity securities are publicly-traded. The method used to estimate the fair value of the Level 2 short-term investments in the tables above is based on professional pricing sources for identical or comparable instruments, rather than direct observations of quote prices in active markets. The method used to estimate the fair value of the Level 2 equity securities in the tables above is based on the quoted market price of the publicly-traded security, adjusted for a discount for lack of marketability.

There were no transfers between levels of the fair value hierarchy in the three and six months ended June 30, 2013.

6. Investment in AquaBounty

On November 16, 2012, the Company acquired 48,631,444 shares of AquaBounty common stock, representing 47.56% of the then outstanding shares of AquaBounty, for $6,000 through a definitive purchase agreement with an existing AquaBounty shareholder and its affiliate. The carrying amount of the investment in AquaBounty was $5,726 at December 31, 2012. Based on closing quoted market prices (Level 1), the fair value of the investment in AquaBounty was approximately $14,300 at December 31, 2012.

On November 29, 2012, the Company entered into a promissory note purchase agreement (“promissory note”) with AquaBounty. The promissory note allows for the Company to loan up to $500 to AquaBounty. Draws on the promissory note by AquaBounty accrued annual interest of 3% and were set to mature no later than May 28, 2013. As of December 31, 2012, AquaBounty had drawn $200 on the promissory note. This outstanding balance plus accrued interest is included in related party receivables on the December 31, 2012 consolidated balance sheet. In January and February 2013, AquaBounty borrowed additional installments of $200 and $100, respectively, on the promissory note. On March 15, 2013, AquaBounty repaid the $500 promissory note plus accrued interest in its entirety.

On March 15, 2013, the Company acquired 18,714,814 shares of AquaBounty for $4,907 in a private subscription offering, thereby increasing the Company’s ownership in AquaBounty to 53.82%, resulting in the Company gaining control over AquaBounty, and began consolidating. Commencing on that date, the Company includes AquaBounty in its consolidated results of operations and financial position pursuant to the step acquisition guidance in ASC 805, Business Combinations. The Company recognized a gain of $7,415 to account for the difference between the carrying value and the fair value of the previously held 47.56% equity interest. The fair value of the consideration transferred included:

Consideration paid	$4,907
Fair value of noncontrolling interest	15,153
Fair value of the Company’s investment in affiliate held before the business combination	12,751

Fair value of the consideration transferred	$32,811

The Company used the private subscription price to measure fair value of the Company’s previously held investment and noncontrolling interest. The preliminary estimated fair value of assets acquired and liabilities assumed at the acquisition date is shown below:

Cash	$5,419
Short-term investments	14
Trade receivables	4
Other receivables	9
Prepaid expenses and other	200
Property, plant and equipment	1,241
Intangible assets	14,900
Other assets	22

Total assets acquired	21,809

Accounts payable	156
Accrued compensation and benefits	94
Other accrued liabilities	395
Long-term debt	2,199

Total liabilities assumed	2,844

Net assets acquired	18,965
Goodwill	13,846

Total consideration	$32,811

The fair value of assets acquired and liabilities assumed at the acquisition date are considered preliminary and is subject to revision when the valuation of intangible assets is finalized upon receipt of the final valuation report from a third party valuation expert. The preliminary fair value of acquired intangible assets was determined using the multi-period excess earnings method, a variation of the income approach. The multi-period excess earnings method estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to the intangible asset. The acquired intangible assets consist of in-process research and development until regulatory approval is obtained, at which point the intangible assets will be accounted for as definite lived intangible assets and amortized over the expected useful life of fifteen years. The goodwill consists of future revenue opportunities and the potential for expansion of AquaBounty products. The goodwill is not expected to be deductible for tax purposes. The fair value of assets acquired and liabilities assumed at the acquisition date are also subject to revision upon the Company’s continued evaluation of the fair value of long term debt.

The results of operations of AquaBounty are included in the consolidated statement of operations beginning on the acquisition date. The following unaudited condensed pro forma financial information for the three months ended June 30 2012 and the six months ended June 30, 2013 and 2012 is presented as if the acquisition had been consummated on January 1, 2012:

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2013	2012
		Pro forma
Revenues	$2,726	$10,757	$4,344
Net loss	(17,619)	(50,418)	(25,375)

Net loss attributable to noncontrolling interest	501	940	1,082

Net loss attributable to Intrexon	(17,118)	(49,478)	(24,293)

Accretion of dividends on redeemable convertible preferred stock, not declared	(5,362)	(14,347)	(10,822)

Net loss attributable to Intrexon common shareholders	$(22,480)	$(63,825)	$(35,115)

Net loss attributable to Intrexon common shareholders per share, basic and diluted	$(4.10)	$(11.27)	$(6.42)

The pro forma net loss for the six months ended June 30, 2013 excludes the $7.4 million non-recurring gain on remeasurement of the Company’s previously held investment in AquaBounty. The pro forma net loss for the six months ended June 30, 2012 includes this non-recurring gain on remeasurement.

7. Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	June 30, 2013	December 31, 2012
Land	$55	$—
Building	945	—
Furniture and fixtures	859	857
Lab equipment	22,847	22,195
Leasehold improvements	5,159	4,972
Computer hardware	3,173	3,136
Construction in progress	—	14
Software	958	888

	33,996	32,062
Less: Accumulated depreciation and amortization	(15,586)	(13,375)

Property, plant and equipment, net	$18,410	$18,687

Depreciation expense was $1,114 and $1,264 for the three months ended June 30, 2013 and 2012, respectively, and $2,260 and $2,398 for the six months ended June 30, 2013 and 2012, respectively.

8. Goodwill and Intangible Assets, net

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows:

Balance as of December 31, 2012	$—
Acquisitions	13,846

Balance as of June 30, 2013	$13,846

No goodwill or accumulated impairment losses existed as of December 31, 2012. There are no accumulated impairment losses as of June 30, 2013.

Intangible assets consist of the following at June 30, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents and related technologies	$34,342	$(6,270)	$28,072
In-process research and development	14,900	—	14,900

Total	$49,242	$(6,270)	$42,972

Intangible assets consist of the following at December 31, 2012:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents and related technologies	$34,342	$(4,851)	$29,491
Favorable rent asset	646	(631)	15

Total	$34,988	$(5,482)	$29,506

Amortization expense was $709 and $757 for the three months ended June 30, 2013 and 2012, respectively, and $1,434 and $1,514 for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, the weighted average useful life for patents and related technology was 12.4 years.

9. Income Taxes

There is no income tax benefit recognized for the three months ended June 30, 2013 and 2012 and for the six months ended June 30, 2013 and 2012 due to the Company’s history of net losses combined with an inability to confirm recovery of the tax benefits of the Company’s losses and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the Company’s history of net losses incurred from inception, no income tax benefit has been recorded and the corresponding deferred tax assets have been fully reserved as the Company cannot sufficiently be assured that these deferred tax assets will be realized.

At June 30, 2013, the Company has loss carryforwards for federal income tax purposes of approximately $225,100 available to offset future taxable income and federal and state research and development tax credits of approximately $6,600, prior to consideration of annual limitations that may be imposed under Section 382. These carryforwards will begin to expire in 2022.

10. Redeemable Convertible Preferred Stock and Shareholders’ Deficit

The tables below represent a rollforward of the Redeemable Convertible Preferred Stock:

	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Series B-1 redeemable convertible preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2012	705,400	$1,358	694,000	$669	1,212,360	$1,360
Issuance of shares	—	—	—	—	—	—
Accretion of dividends	—	42	—	15	—	30
Stock issuance costs	—	—	—	—	—	—

Balances at June 30, 2013	705,400	$1,400	694,000	$684	1,212,360	$1,390

	Series C redeemable convertible preferred stock		Series C-1 redeemable convertible preferred stock		Series C-2 redeemable convertible preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2012	4,546,360	$7,134	15,934,528	$34,201	18,617,020	$44,512
Issuance of shares	—	—	—	—	—	—
Accretion of dividends	—	214	—	1,025	—	1,337
Stock issuance costs	—	—	—	—	—	—

Balances at June 30, 2013	4,546,360	$7,348	15,934,528	$35,226	18,617,020	$45,849

	Series C-3 redeemable convertible preferred stock		Series D redeemable convertible preferred stock		Series E redeemable convertible preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2012	13,297,872	$29,770	19,803,685	$76,252	38,095,239	$211,403
Issuance of shares	—	—	—	—	—	—
Accretion of dividends	—	887	—	2,275	—	6,383
Stock issuance costs	—	—	—	—	—	—

Balances at June 30, 2013	13,297,872	$30,657	19,803,685	$78,527	38,095,239	$217,786

	Series F redeemable convertible preferred stock
	Shares	Amount
Balances at December 31, 2012	—	$—
Issuance of shares	19,047,619	150,000
Accretion of dividends	—	2,139
Stock issuance costs	—	(3,148)

Balances at June 30, 2013	19,047,619	$148,991

The Series F Redeemable Convertible Preferred Stock (“Series F”), Series E Redeemable Convertible Preferred Stock (“Series E”), Series D Redeemable Convertible Preferred Stock (“Series D”), Series C-3 Redeemable Convertible Preferred Stock (“Series C-3”), Series C-2 Redeemable Convertible Preferred Stock (“Series C-2”), Series C-1 Redeemable Convertible Preferred Stock (“Series C-1”), Series C Redeemable Convertible Preferred Stock (“Series C”), Series B-1 Redeemable Convertible Preferred Stock (“Series B-1”), Series B Redeemable Convertible Preferred Stock (“Series B”) and Series A Redeemable Convertible Preferred Stock (“Series A”) collectively shall be referred as the “Series Preferred”.

Rights, Preferences and Terms of Capital

The following is a summary of the current rights, preferences and terms of the Company’s outstanding equity instruments:

Liquidation Preference

In the event of any liquidation, dissolution, or winding up of the Company, distributions will first be made to the holders of Series F, second to the holders of the Series E, third to the holders of the Series D, fourth to the holders of the Series C-3, fifth to the holders of the Series C-2, sixth to the holders of the Series C-1, seventh to the holders of the Series C, eighth to the holders of Series B and B-1 together as a class, and ninth to the holders of the Series A, and thereafter to the holders of Series F, Series E, Series D, Series C-3, Series C-2, Series C-1, Series C, Series B, Series B-1, Series A and the common who shall receive all remaining funds available for distribution in proportion to the common held by each holder and the common that each of the holders of preferred shares have the right to acquire upon conversion of their preferred stock to common stock.

Optional Redemption

After May 25, 2016, but prior to the occurrence of a qualified IPO, the holders of greater than three-fourths of then issued and outstanding shares of the Series F, Series E, Series D, Series C-3, Series C-2, Series C-1 and Series C, voting as a separate class, may elect by written notice to require the Company to redeem all of the then issued and outstanding shares of Series F, Series E, Series D, Series C-3, Series C-2, Series C-1 and Series C at an amount equal to the stated price adjusted for any stock dividends, combination or splits plus all accrued but unpaid dividends. Upon receipt of such written notice, the Company must notify the holders of the Series B-1, Series B and Series A of the redemption notice, upon which the holders of each of those classes may require the Company to redeem all of the then issued and outstanding shares of such class.

As a result of this optional redemption provision, the Company accretes changes in the redemption value from the date of issuance of all Series Preferred shares with a resultant change to additional paid-in capital or accumulated deficit in the absence of additional paid-in capital. The following table represents the aggregate redemption price per share for each class of Series Preferred:

	June 30, 2013	December 31, 2012
Series F	$7.99	$—
Series E	5.79	5.62
Series D	3.97	3.86
Series C-3	2.31	2.24
Series C-2	2.47	2.40
Series C-1	2.21	2.15
Series C	1.62	1.58
Series B-1	1.16	1.14
Series B	1.04	1.02
Series A	2.05	1.99

The redemption will occur in the following order of preference: Series F, Series E, Series D, Series C-3, Series C-2, Series C-1, Series C, Series B-1 and Series B together as a class, and Series A.

Series A Redeemable Convertible Preferred Stock

Liquidity

In the event of any liquidation, dissolution, or winding up of the Company, all distributions will be made to Series A shareholders in the order described within Liquidation Preference above.

Voting

The holders of Series A shall be entitled to the number of votes on each matter submitted to a vote of the shareholders equal to the number of shares of common stock into which said shares could be converted. Any matter which requires approval of the Series Preferred shall require the approval of a majority of the outstanding Series Preferred.

Dividends

The holders of Series A shall be entitled to receive, when and if declared by the Board of Directors out of the retained earnings of the Company, dividends, payable in cash or shares of common stock, at the rate of six percent (6%) per annum on the Series A stated value. Once declared, dividends will be accrued and compounded annually from the initial date of issue. No dividends have been declared to date.

Conversion

The holders of Series A at any time may elect to convert all or any of their Series A into common stock, fully paid and nonassessable and free from all taxes, liens or charges. The Company will automatically convert all of the outstanding Series A into common stock upon the closing of a qualified IPO, or upon the written election of the holders of a majority of the outstanding Series A. Series A convert to common stock on a one to one basis and is subject to adjustment for stock splits and stock dividends. Upon automatic conversion of Series A, cumulative dividends are converted to common stock at a price per share equal to the fair market value of a common share at the time of conversion.

Series B and B-1 Redeemable Convertible Preferred Stock

Liquidity

In the event of any liquidation, dissolution, or winding up of the Company, all distributions will be made to Series B and B-1 shareholders in the order described within Liquidation Preference above.

Voting

The holders of Series B and B-1 shall be entitled to the number of votes on each matter submitted to a vote of the shareholders equal to the number of shares of common stock into which said shares could be converted. Any matter which requires approval of the Series Preferred shall require the approval of a majority of the outstanding Series Preferred.

Dividends

The holders of Series B and B-1 shall be entitled to receive, when and if declared by the Board of Directors out of the retained earnings of the Company, dividends, payable in cash or shares of common stock, at the rate of six percent (6%) per annum on the Series B and B-1 stated value. Once declared, dividends will be accrued annually from the initial date of issue and paid quarterly. No dividends have been declared to date.

Conversion

The holders of Series B and B-1 at any time may elect to convert all or any of their Series B and B-1 into common stock, fully paid and nonassessable and free from all taxes, liens or charges. The shares of Series B and B-1 shall be automatically converted into fully paid and nonassessable common stock upon the closing of a qualified IPO or at the election of the holders of a majority of the outstanding Series B and B-1. Series B and B-1 convert to common stock on a one to one basis and is subject to adjustment for stock splits and stock dividends. Upon automatic conversion of Series B and B-1, cumulative dividends are converted to common stock at a price per share equal to the fair market value of a common share at the time of conversion.

Series C Redeemable Convertible Preferred Stock

Liquidity

In the event of any liquidation, dissolution, or winding up of the Company, all distributions will be made to Series C shareholders in the order described within Liquidation Preference above.

Voting

The holders of Series C shall be entitled to the number of votes on each matter submitted to a vote of the shareholders equal to the number of shares of common stock into which said shares could be converted. Any matter which requires approval of the Series Preferred shall require the approval of a majority of the outstanding Series Preferred.

Dividends

The holders of Series C shall be entitled to receive, when and if declared by the Board of Directors out of the retained earnings of the Company, dividends, payable in cash or shares of common stock, at the rate of six percent (6%) per annum on the Series C stated value. Once declared, dividends will be accrued and compounded annually from the initial date of issue and paid quarterly. No dividends have been declared to date.

Conversion

The holders of Series C at any time may elect to convert all or any of their Series C into common stock, fully paid and nonassessable and free from all taxes, liens or charges. The shares of Series C shall be automatically converted into fully paid and nonassessable common stock upon the closing of a qualified IPO or at the election of the holders of a majority of the outstanding Series C. Series C convert to common stock on a one to one basis and is subject to adjustment for stock splits and stock dividends. Upon automatic conversion of Series C, cumulative dividends are converted to common stock at a price per share equal to the fair market value of a common share at the time of conversion.

Series C-1 Redeemable Convertible Preferred Stock

Liquidity

In the event of any liquidation, dissolution, or winding up of the Company, all distributions will be made to Series C-1 shareholders in the order described within Liquidation Preference above.

Voting

The holders of Series C-1 shall be entitled to the number of votes on each matter submitted to a vote of the shareholders equal to the number of shares of common stock into which said shares could be converted. Any matter which requires approval of the Series Preferred shall require the approval of a majority of the outstanding Series Preferred.

Dividends

The holders of Series C-1 shall be entitled to receive, when and if declared by the Board of Directors out of the retained earnings of the Company, dividends, payable in cash or shares of common stock, at the rate of six percent (6%) per annum on the Series C-1 stated value. Once declared, dividends will be accrued and compounded annually from the initial date of issue and paid quarterly. No dividends have been declared to date.

Conversion

The holders of Series C-1 at any time may elect to convert all or any of their Series C-1 into common stock, fully paid and nonassessable and free from all taxes, liens or charges. The shares of Series C-1 shall be automatically converted into fully paid and nonassessable common stock upon the closing of a qualified IPO or at the election of the holders of a majority of the outstanding Series C-1. Series C-1 converts to common stock on a one to one basis and is subject to adjustment for stock splits and stock dividends. Upon automatic conversion of Series C-1, cumulative dividends are converted to common stock at a price per share equal to the fair market value of a common share at the time of conversion.

Series C-2 Redeemable Convertible Preferred Stock

Liquidity

In the event of any liquidation, dissolution, or winding up of the Company, all distributions will be made to Series C-2 shareholders in the order described within Liquidation Preference above.

Voting

The holders of Series C-2 shall be entitled to the number of votes on each matter submitted to a vote of the shareholders equal to the number of shares of common stock into which said shares could be converted. Any matter which requires approval of the Series Preferred shall require the approval of a majority of the outstanding Series Preferred.

Dividends

The holders of Series C-2 shall be entitled to receive, when and if declared by the Board of Directors out of the retained earnings of the Company, dividends, payable in cash or shares of common stock, at the rate of six percent (6%) per annum on the Series C-2 stated value. Once declared, dividends will be accrued and compounded annually from the initial date of issue and paid quarterly. No dividends have been declared to date.

Conversion

The holders of Series C-2 at any time may elect to convert all or any of their Series C-2 into common stock, fully paid and nonassessable and free from all taxes, liens or charges. The shares of Series C-2 shall be automatically converted into fully paid and nonassessable common stock upon the closing of a qualified IPO or at the election of the holders of a majority of the outstanding Series C-2. Series C-2 converts to common stock on a one to one basis and is subject to adjustment for stock splits and stock dividends. Upon automatic conversion of Series C-2, cumulative dividends are converted to common stock at a price per share equal to the fair market value of a common share at the time of conversion.

Series C-3 Redeemable Convertible Preferred Stock

Liquidity

In the event of any liquidation, dissolution, or winding up of the Company, all distributions will be made to Series C-3 shareholders in the order described within Liquidation Preference above.

Voting

The holders of Series C-3 shall be entitled to the number of votes on each matter submitted to a vote of the shareholders equal to the number of shares of common stock into which said shares could be converted. Any matter which requires approval of the Series Preferred shall require the approval of a majority of the outstanding Series Preferred.

Dividends

The holders of Series C-3 shall be entitled to receive, when and if declared by the Board of Directors out of the retained earnings of the Company, dividends, payable in cash or shares of common stock, at the rate of six percent (6%) per annum on the Series C-3 stated value. Once declared, dividends will be accrued and compounded annually from the initial date of issue and paid quarterly. No dividends have been declared to date.

Conversion

The holders of Series C-3 at any time may elect to convert all or any of their Series C-3 into common stock, fully paid and nonassessable and free from all taxes, liens or charges. The shares of Series C-3 shall be automatically converted into fully paid and nonassessable common stock upon the closing of a qualified IPO or at the election of the holders of a majority of the outstanding Series C-3. Series C-3 converts to common stock on a one to one basis and is subject to adjustment for stock splits and stock dividends. Upon automatic conversion of Series C-3, cumulative dividends are converted to common stock at a price per share equal to the fair market value of a common share at the time of conversion.

Series D Redeemable Convertible Preferred Stock

Liquidity

In the event of any liquidation, dissolution, or winding up of the Company, all distributions will be made to Series D shareholders in the order described within Liquidation Preference above.

Voting

The holders of Series D shall be entitled to the number of votes on each matter submitted to a vote of the shareholders equal to the number of shares of common stock into which said shares could be converted. Any matter which requires approval of the Series Preferred shall require the approval of a majority of the outstanding Series Preferred.

Dividends

The holders of Series D shall be entitled to receive, when and if declared by the Board of Directors out of the retained earnings of the Company, dividends, payable in cash or shares of common stock, at the rate of six percent (6%) per annum on the Series D stated value. Once declared, dividends will be accrued and compounded annually from the initial date of issue and paid quarterly. No dividends have been declared to date.

Conversion

The holders of Series D at any time may elect to convert all or any of their Series D into common stock, fully paid and nonassessable and free from all taxes, liens or charges. The shares of Series D shall be automatically converted into fully paid and nonassessable common stock upon the closing of a qualified IPO or at the election of the holders of a majority of the outstanding Series D. Series D converts to common stock on a one to one basis and is subject to adjustment for stock splits and stock dividends. Upon automatic conversion of Series D, cumulative dividends are converted to common stock at a price per share equal to the fair market value of a common share at the time of conversion.

Series E Redeemable Convertible Preferred Stock

Liquidity

In the event of any liquidation, dissolution, or winding up of the Company, all distributions will be made to Series E shareholders in the order described within Liquidation Preference above.

Voting

The holders of Series E shall be entitled to the number of votes on each matter submitted to a vote of the shareholders equal to the number of shares of common stock into which said shares could be converted. Any matter which requires approval of the Series Preferred shall require the approval of a majority of the outstanding Series Preferred.

Dividends

The holders of Series E shall be entitled to receive, when and if declared by the Board of Directors out of the retained earnings of the Company, dividends, payable in cash or shares of common stock, at the rate of six percent (6%) per annum on the Series E stated value. Once declared, dividends will be accrued and compounded annually from the initial date of issue and paid quarterly. No dividends have been declared to date.

Conversion

The holders of Series E at any time may elect to convert all or any of their Series E into common stock, fully paid and nonassessable and free from all taxes, liens or charges. The shares of Series E shall be automatically converted into fully paid and nonassessable common stock upon the closing of a qualified IPO or at the election of the holders of a majority of the outstanding Series E. Series E converts to common stock on a one to one basis and is subject to adjustment for stock splits and stock dividends. Upon automatic conversion of Series E, cumulative dividends are converted to common stock at a price per share equal to the fair market value of a common share at the time of conversion.

Series F Redeemable Convertible Preferred Stock

Liquidity

In the event of any liquidation, dissolution, or winding up of the Company, all distributions will be made to Series F shareholders in the order described within Liquidation Preference above.

Voting

The holders of Series F shall be entitled to the number of votes on each matter submitted to a vote of the shareholders equal to the number of shares of common stock into which said shares could be converted. Any matter which requires approval of the Series Preferred shall require the approval of a majority of the outstanding Series Preferred.

Dividends

The holders of Series F shall be entitled to receive, when and if declared by the Board of Directors out of the retained earnings of the Company, dividends, payable in cash or shares of common stock, at the rate of six percent (6%) per annum on the Series F stated value. Once declared, dividends will be accrued and compounded annually from the initial date of issue and paid quarterly. No dividends have been declared to date.

Conversion

The holders of Series F at any time may elect to convert all or any of their Series F into common stock, fully paid and nonassessable and free from all taxes, liens or charges. The shares of Series F shall be automatically converted into fully paid and nonassessable common stock upon the closing of a qualified IPO or at the election of the holders of a majority of the outstanding Series F. Series F converts to common stock on a one to one basis and is subject to adjustment for stock splits and stock dividends. Upon automatic conversion of Series F, cumulative dividends are converted to common stock at a price per share equal to the fair market value of a common share at the time of conversion.

The following table presents the aggregate and per-share amounts of arrearages in cumulative preferred dividends in ascending order of preference at December 31, 2012:

	Arrearage total	Arrearage per share
Series E Redeemable Convertible Preferred Shares	$14,086	$0.37
Series D Redeemable Convertible Preferred Shares	9,411	0.48
Series C-3 Redeemable Convertible Preferred Shares	4,819	0.36
Series C-2 Redeemable Convertible Preferred Shares	9,614	0.52
Series C-1 Redeemable Convertible Preferred Shares	9,222	0.58
Series C Redeemable Convertible Preferred Shares	2,162	0.48
Series B-1 Redeemable Convertible Preferred Shares	380	0.31
Series B Redeemable Convertible Preferred Shares	209	0.30
Series A Redeemable Convertible Preferred Shares	556	0.78

Of the arrearage amounts above, $50,459 has been accreted to the redemption price for each Series Preferred on the Company’s December 31, 2012 consolidated balance sheet.

The following table presents the aggregate and per-share amounts of arrearages in cumulative preferred dividends in ascending order of preference at June 30, 2013:

	Arrearage total	Arrearage per share
Series F Redeemable Convertible Preferred Shares	$2,139	$0.11
Series E Redeemable Convertible Preferred Shares	20,469	0.54
Series D Redeemable Convertible Preferred Shares	11,686	0.59
Series C-3 Redeemable Convertible Preferred Shares	5,706	0.43
Series C-2 Redeemable Convertible Preferred Shares	10,951	0.59
Series C-1 Redeemable Convertible Preferred Shares	10,247	0.64
Series C Redeemable Convertible Preferred Shares	2,376	0.52
Series B-1 Redeemable Convertible Preferred Shares	410	0.34
Series B Redeemable Convertible Preferred Shares	224	0.32
Series A Redeemable Convertible Preferred Shares	598	0.85

Of the arrearage amounts above, $64,806 has been accreted to the redemption price for each Series Preferred on the Company’s June 30, 2013 unaudited consolidated balance sheet.

All shares of common stock are subordinate to the preferred shares with respect to dividend rights and rights upon the event of liquidation, winding up and/or dissolution of the Company.

See additional discussion about the conversion of the Series Preferred to common stock upon the closing of the Company’s initial public offering (“IPO”) at Note 15.

11. Stock Option Plans

Intrexon Stock Option Plan

The Company records the fair value of stock options issued to employees and non-employees as of the grant date as stock-based compensation expense. Stock-based compensation expense for employees and non-employees is recognized over the requisite service period, which is typically the vesting period. Stock-based compensation cost that has been included in research and development expenses and general and administrative expenses amounted to $147 and $641, respectively, for the three months ended June 30, 2013, and $154 and $213, respectively, for the three months ended June 30, 2012. Stock-based compensation cost that has been included in research and development expenses and general and administrative expenses amounted to $300 and $895, respectively, for the six months ended June 30, 2013, and $16 and $504, respectively, for the six months ended June 30, 2012.

On April 18, 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for employees and nonemployees pursuant to which the Company’s board of directors may grant share based awards to officers, key employees and nonemployees. During 2011, the 2008 Plan was amended to increase the number of authorized awards under the 2008 plan from 2,857,142 to 5,714,285. Awards issued pursuant to the Company’s 2004 Stock Option Plan, the 2004 Stock Option Plan for Nonemployees and the 2006 Stock Option Plan were consolidated into the 2008 Plan and are subject to, and administered under the terms of the 2008 Plan.

See discussion of the 2013 Omnibus Incentive Plan at Note 15.

Stock option activity during the years indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Balances at December 31, 2012	2,313,526	5.90	7.87
Granted	703,714	9.67
Exercised	(1,357)	(3.43)
Forfeited	(129,893)	(6.84)
Expired	(29,085)	(4.65)

Balances at June 30, 2013	2,856,905	6.79	8.07

Exercisable at June 30, 2013	931,762	4.46	6.35

Vested and Expected to Vest at June 30, 2013(1)	2,560,259	5.94	7.44

(1)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

Total unrecognized compensation costs related to nonvested awards at June 30, 2013 and December 31, 2012 were $4,364 and $4,910, respectively, and are expected to be recognized over a weighted-average period of approximately three years.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

AquaBounty Stock Option Plan

The AquaBounty 2006 Equity Incentive Plan (the “AquaBounty Plan”) provides for the issuance of incentive stock options to employees of AquaBounty and non-qualified stock options and awards of restricted and direct stock purchases to its directors, officers, employees and consultants of AquaBounty. Unless otherwise indicated, options issued to employees, directors and non-employees are vested over one to three years and are exercisable for a term of ten years from the date of issuance. As of June 30, 2013, there were 6,552,000 options outstanding under the AquaBounty Plan at a weighted average exercise price of $0.25 per share of which 5,552,000 were exercisable. Stock based compensation cost for the three months ended and six months ended June 30, 2013 amounted to $21 and $1, respectively, and is included in general and administrative expenses.

12. Commitments and Contingencies

Operating Leases

The Company leases its facilities and certain equipment under noncancelable operating leases. The equipment leases are renewable at the option of the Company. At June 30, 2013, future minimum lease payments under noncancelable operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2013	$1,416
2014	2,918
2015	2,492
2016	1,863
2017	927
2018	72

$9,688

Rent expense, including other facility expenses, was $1,742 and $1,229 in the three months ended June 30, 2013 and 2012, respectively, and $3,012 and $2,484 in the six months ended June 30, 2013 and 2012, respectively.

During 2012, the Company subleased space in two of its facilities to two different entities, one of which is an affiliate of certain holders of preferred stock. One of these agreements was terminated during 2012. The second agreement remained in effect as of June 30, 2013. Rental income under sublease agreements was $92 and $10 for the three months ended June 30, 2013 and 2012, respectively, and $183 and $64 for the six months ended June 30, 2013 and 2012, respectively. Future rental income for the sublease agreement in effect at June 30, 2013 is $182 for 2013, $365 for 2014, and $152 for 2015.

Research and Development

The Company has commitments with third parties in connection with research and development collaborations. See Note 2 for further discussion.

Long Term Debt

In January 2009, the Atlantic Canada Opportunities Agency (“ACOA”), a Canadian government agency, awarded AquaBounty a grant to provide funding of a research and development project. The total amount available under the award is C$2,872, or USD$2,728 as of June 30, 2013, which AquaBounty can claim over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. The timing of repayment is uncertain. As of June 30, 2013, the total amount claimed by AquaBounty is $2,074 and is included in long term debt on the June 30, 2013 consolidated balance sheet.

In October 2003, AquaBounty obtained a term loan with the ACOA in the amount of C$250, or USD$238 as of June 30, 2013. AquaBounty repays this loan through monthly principal payments and the loan matures in December 2013. The outstanding balance as of June 30, 2013 is $13 and is included in the current portion of long term debt on the June 30, 2013 consolidated balance sheet.

In August 2003, AquaBounty obtained a term loan with Enterprise PEI, a Canadian provincial government agency, in the amount of C$300, or USD$285 as of June 30, 2013. AquaBounty repays this loan through monthly principal and interest payments and the loan matures in December 2013. The outstanding balance as of June 30, 2013 is $20 and is included in the current portion of long term debt on the June 30, 2013 consolidated balance sheet.

In November 1999, Technology Partnership Canada (“TPC”), a Canadian government agency, agreed to provide AquaBounty funding up to C$2,965, or USD$2,817 as of June 30, 2013, to support AquaBounty’s research and development. This funding was completed in 2003. The funding provided by TPC is repayable to TPC in the form of a 5.2% royalty on revenues generated from AquaBounty’s technology. Per the funding agreement with TPC, AquaBounty has no repayment obligations after June 30, 2014 even if the total amount has not been repaid as of such date. As of June 30, 2013, the estimated balance to be paid by June 30, 2014 is $190 and is included in the current portion of long term debt on the June 30, 2013 consolidated balance sheet.

Contingencies

The Company may become subject to claims and assessments from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2013 and December 31, 2012, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

13. Related Party Transactions

Third Security, LLC (“Third Security”) and Affiliates

Certain affiliates of Third Security are shareholders of the Series B, B-1, C, C-1, C-2, C-3, D, E, and F Redeemable Convertible Preferred Stock.

On June 6, 2011, the Company entered into a worldwide exclusive licensing agreement with Halozyme Therapeutics, Inc. (“Halozyme”) for the use of Halozyme’s proprietary enzyme in one of the Company’s targeted therapeutics. The Company and Halozyme are related parties through common ownership by affiliates of Third

Security. The Company’s CEO also serves on Halozyme’s board of directors. Under the terms of the agreement, the Company paid a license fee of $9,000 upon execution of the agreement. The Company is required to pay an annual exclusivity fee of $1,000 commencing June 6, 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. If the Company successfully develops a product candidate using the license in the exclusive field of use and achieves an established sales target, the Company could pay up to $54 million in milestone payments. The Company is obligated to pay tiered royalties on net sales of the approved product. The Company may terminate this agreement in whole or on a product-by-product basis at any time upon 90 days written notice to Halozyme.

The Manager of Third Security who is also a member of the Company’s Board of Directors, (“Board Member”) assumed the role of CEO of the Company in April 2009 and served on a part-time basis in that capacity through 2011. In 2012, the CEO began serving in this role on a full-time basis. Although the CEO has not received compensation for his services as CEO, the Company recorded $387 in compensation expense for each of the three months ended June 30, 2013 and 2012, respectively, and $775 for each of the six months ended June 30, 2013 and 2012, respectively, based on the estimated salary and benefits appropriate for the role.

Transactions with Other Shareholders

At June 30, 2013 and December 31, 2012, the Company leased two office facilities from an affiliate of certain holders of preferred stock. The Company has a receivable due from this affiliate in the form of security deposits which are included in other long term assets of $66 at June 30, 2013 and December 31, 2012. During the three months ended June 30, 2013 and 2012, the Company incurred rent and other facility expenses of $221 and $223, respectively. During the six months ended June 30, 2013 and 2012, the Company incurred rent and other facility expenses of $447 and $442, respectively.

In the six months ended June 30, 2013, the Company paid transaction fees in conjunction with the closing of the first and second rounds of Series F to a shareholder.

Transactions with ECC Parties

On January 6, 2011, in conjunction with the ECC with Ziopharm (Note 3), the Company purchased 2,426,235 shares of common stock at $4.80 per share at closing in a private placement. The Company agreed to purchase up to an additional $50,000 of common stock in conjunction with securities offerings that may be conducted by Ziopharm in the future, subject to certain conditions and limitations. On February 7, 2011, the Company purchased 1,910,000 shares of Ziopharm common stock at $5.75 per share in the first such securities offering. On January 20, 2012, the Company purchased 1,923,075 shares of Ziopharm common stock at $5.20 per share in another securities offering. At June 30, 2013, the Company had approximately $29,000 remaining on its purchase commitment. In conjunction with the ECC and the initial share purchase, the CEO of the Company joined the board of directors of Ziopharm.

In conjunction with the ECC with Synthetic Biologics (Note 3), the Company is entitled to, at its election, purchase up to 19.99% of securities offerings that may be conducted by Synthetic Biologics in the future, subject to certain conditions and limitations. The Company has been granted the right to make purchases of Synthetic Biologics’ common stock in the open market up to an additional 10% of Synthetic Biologics’ common stock. The Company has made no purchases of Synthetic Biologics’ common stock.

In conjunction with the ECC with Oragenics (Note 3), the Company is entitled to, at its election, purchase up to 30% of securities offerings that may be conducted by Oragenics in the future, subject to certain conditions and limitations. The Company has made no purchases of Oragenics’ common stock.

In conjunction with the ECC with Soligenix (Note 3), the Company is entitled to, at its election, participate in securities offerings conducted by Soligenix in the future, subject to certain conditions and limitations. The Company has made no purchases of Soligenix’s common stock.

14. Net Loss per Share

The following table presents the historical computation of basic and diluted net loss per share and the unaudited pro forma basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Historical net loss per share:
Numerator:
Net loss attributable to Intrexon	$(6,012)	$(16,535)	$(42,323)	$(30,447)
Add: Accretion of dividends on redeemable convertible preferred stock, not declared	(7,942)	(5,362)	(14,347)	(10,822)

Net loss attributable to common shareholders	$(13,954)	$(21,897)	$(56,670)	$(41,269)

Denominator:
Weighted average shares outstanding, basic and diluted	5,667,557	5,484,572	5,664,665	5,470,415

Net loss attributable to common shareholders per share, basic and diluted	$(2.46)	$(3.99)	$(10.00)	$(7.54)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of June 30, 2013 and 2012, as they would have been anti-dilutive:

	June 30,
	2013	2012
Common shares issuable upon conversion of all Series Preferred	75,402,332	61,796,890
Options	2,856,905	2,876,388
Warrants	511,098	511,098

Total	78,770,335	65,184,376

In addition to the potentially dilutive securities in the table above, Series Preferred cumulative dividends convertible into common shares at a price per share equal to the fair market value of a common share at the time of conversion have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2013 and 2012.

15. Subsequent Events

Effective July 26, 2013, the Company’s board of directors and shareholders approved a reverse stock split of 1-for-1.75 of the Company’s shares of common stock. Shareholders entitled to fractional shares as a result of the reverse stock split will receive a cash payment in lieu of receiving fractional shares. Shares of common stock underlying outstanding stock options and warrants were proportionately reduced and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities.

On July 17, 2013, the Company entered into a sublease for administrative offices. The lease term begins on September 1, 2013 and terminates on December 31, 2017. Total annual rent payments are $94, $370, $464, $478 and $492 for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

On August 13, 2013, the Company completed its initial public offering (“IPO”), whereby the Company sold 11,499,998 shares of common stock, inclusive of 1,499,999 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the IPO, at a price of $16.00 per share. The shares began trading on the NYSE on August 8, 2013. The aggregate net proceeds from the IPO were $168.3 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company.

Upon the closing of the IPO, all Series Preferred shares, including accrued but unpaid dividends thereon, converted into 79,705,130 shares of common stock. Additionally, in connection with the closing of the IPO, the Company amended and restated its articles of incorporation to increase the number of authorized shares of common stock to 200,000,000 and decrease the number of authorized shares of preferred stock to 25,000,000.

In July 2013, the Company’s shareholders and board of directors approved the adoption of the 2013 Omnibus Incentive Plan (the “2013 Plan”). The 2013 Plan became effective upon the closing of the IPO and replaces the 2008 Plan. There are 7,000,000 shares of common stock reserved for issuance under the 2013 Plan. Upon the effectiveness of the 2013 Plan, no new awards may be granted under the 2008 Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-189853), which was filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424 on August 8, 2013 (the “Prospectus”).

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements and you are cautioned not to place undue reliance on forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof.

Overview

We believe Intrexon is a leader in the field of synthetic biology, an emerging and rapidly evolving discipline that applies engineering principles to biological systems. Using our suite of proprietary and complementary technologies, we design, build and regulate gene programs, which are DNA sequences that consist of key genetic components. A single gene program or a complex, multi-genic program are fabricated and stored within a DNA vector. Vectors are segments of DNA used as a vehicle to transmit genetic information. DNA vectors can, in turn, be introduced into cells in order to generate a simple or complex cellular system, which are the basic and complex cellular activities that take place within a cell and the interaction of those systems in the greater cellular environment. It is these genetically modified cell systems that can be used to produce proteins, produce small molecules, or serve as cell-based products, which enable the development of new and improved products and manufacturing processes across a variety of end markets, including healthcare, food, energy and environmental sciences. Intrexon’s synthetic biology capabilities include the ability to precisely control the amount, location and modification of biological molecules to control the function and output of living cells and optimize for desired results at an industrial scale.

We have devised our business model to bring many different commercial products to market through the formation of exclusive channel collaborations, or ECCs, with collaborators that have expertise within specific industry segments. In our ECCs, we provide expertise in the engineering, creation and modification of gene programs and cellular systems, and our collaborators are responsible for providing market and product development expertise, as well as regulatory, sales and marketing capabilities. Generally, our collaborators compensate us through payment of technology access fees, royalties, milestones and reimbursement of certain costs. This business model allows us to leverage our capabilities and capital across a broader landscape of product opportunities and end markets than we would be capable of addressing on our own.

We began entering into ECCs in 2011. Under these ECCs, we are developing products in the fields of healthcare and food. In healthcare, our ECCs include programs in oncology, anti-infectives, antibiotics and tissue repair. In food, we are working to increase the productivity and nutritional value of salmon and other fish. We are also working to establish ECCs in the areas of energy and environmental sciences.

On November 16, 2012, we acquired 48,631,444 shares of common stock of AquaBounty Technologies, Inc., or AquaBounty, representing 47.56 percent of the then outstanding shares of AquaBounty, through a definitive purchase agreement with an existing AquaBounty shareholder and its affiliate. We originally accounted for our investment in AquaBounty using the equity method. On March 15, 2013, we acquired 18,714,814 additional shares of AquaBounty common stock increasing our aggregate ownership in AquaBounty to 53.82 percent, resulting in us gaining control over AquaBounty. AquaBounty was consolidated on our results of operations and financial position beginning on March 15, 2013.

Recent Developments

Effective April 27, 2013, we entered into an ECC with Soligenix, Inc. (OTCQB: SNGX), or Soligenix, a clinical stage biopharmaceutical company focused on developing products to treat inflammatory diseases and biodefense countermeasures. The objective of this ECC is to develop and commercialize human monoclonal antibody therapies for the treatment of melioidosis. Melioidosis is caused by B. pseudomallei, a Gram-negative bacteria that is highly resistant to antibiotic treatment regimens. Melioidosis is endemic in Southeast Asia and Northern Australia. It is also considered a high-priority biodefense threat as defined in the 2012 Public Health Emergency Medical Countermeasures Enterprise Strategy established by the U.S. Department of Health and Human Services with the potential for widespread dissemination through aerosol. The lead therapeutic program of this ECC involves the development and commercialization of a human monoclonal antibody therapy for the treatment of meliodosis. Pursuant to the ECC, we received shares of Soligenix’s common stock valued at $1.3 million as an upfront technology access fee. We may receive up to $7.0 million in aggregate milestone payments for each product developed under the ECC payable either in cash or equity upon the achievement of certain events. We are also entitled to a royalty as a percentage in the upper-single to lower-double digits on the net sales generated from a product developed under the ECC.

Effective April 30, 2013, we closed a Series F Preferred Stock investment round which, together with our previous sale of Series F Preferred Stock in March 2013, resulted in our receipt of aggregate proceeds of $150 million before expenses. We expect to use the proceeds from this round to provide working capital for the establishment of additional ECCs in our core sectors, continued development of our synthetic biology platforms, expansion of our sales and marketing functions and research and development.

Effective June 28, 2013, we entered into an amendment to our ECC with Fibrocell Science, Inc.. The amendment expands the ECC to include potential treatments based on engineered autologous fibroblast cells for the localized treatment of autoimmune and inflammatory disorders including morphea (localized scleroderma), cutaneous eosinophilias and moderate to severe psoriasis. Under the terms of the amendment, we received shares of Fibrocell’s common stock valued at $7.6 million as a supplemental technology access fee.

Effective July 26, 2013, the Company’s board of directors and shareholders approved a reverse stock split of 1-for-1.75 of the Company’s shares of common stock. Shareholders entitled to fractional shares as a result of the reverse stock split will receive a cash payment in lieu of receiving fractional shares. Our historical share and per share information have been retroactively adjusted to give effect to this reverse stock split. Shares of common stock underlying outstanding stock options and warrants were proportionately reduced and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of all of our Series Preferred Stock were proportionately reduced and the conversion prices were proportionately increased.

On August 13, 2013, we completed our initial public offering, or IPO, whereby we sold 11,499,998 shares of common stock (inclusive of 1,499,999 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a price of $16.00 per share. The shares began trading on the NYSE on August 8, 2013. The aggregate net proceeds received by us from the IPO were $168.3 million, net of underwriting discounts and commissions and estimated offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of convertible preferred stock, including accrued but unpaid dividends thereon, converted into 79,705,130 shares of common stock. Additionally, in connection with the closing of the IPO, we amended and restated our articles of incorporation pursuant to which we are now authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of undesignated preferred stock.

In addition to the foregoing corporate and commercial events, we have made recent developments with respect to the application of our suite of proprietary and complementary technologies to areas we believe may be of significant interest to prospective commercial partners. Among these developments are the following recent accomplishments:

MicroRNA, or miRNA, represents a class of bioactive RNA that can affect gene transcription and translation. Recent studies have shown that miRNA expression levels can be regulated between healthy and diseased tissues. Recently we have demonstrated in vitro the ability to regulate/control the expression of micro-RNA (miRNA) under control of our RheoSwitch Therapeutic System. Multiple studies using human derived cells (e.g., HeLa S3, glioblastoma-U187 MG and mesenchymal stem cells) transiently transfected with a known and functionally active miRNA molecule (the expression of which is under the control of the RheoSwitch Therapeutic System) show that: (1) the miRNA is expressed in the presence of nanomolar concentrations of an activator ligand; (2) the miRNA expressed in the human cells (i.e., in the presence of activator ligand) is biologically active and down-regulates targeted miRNA’s; and (3) there is no background expression of the miRNA in the absence of activator ligand.

Through our current research programs in Arabidopsis, a model plant commonly used for studying plant biology, we have demonstrated evidence of gene programs that enhance the growth of plants exposed to experimental drought or temperature stress.

Each of these represent an early stage research effort that we believe could be incorporated into collaborations and result in the development and commercialization of valuable products.

Financial overview

We have incurred significant losses since our inception. We anticipate that we may continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. We have never generated any royalty revenues from sales of products by our collaborators and may never be profitable.

We expect our future capital requirements will be substantial, particularly as we continue to develop our business and expand our synthetic biology technology platform. We believe that our existing cash and cash equivalents and short-term investments, the proceeds received from our IPO in August 2013 and cash expected to received through our current collaborators will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

Sources of revenue

We derive our revenues through the execution of ECCs for the development and commercialization of products enabled by our technologies. Generally, the terms of our ECCs provide that we receive some or all of the following: (i) technology access fees upon consummation of such ECC; (ii) reimbursements of costs incurred by us for our research and development and/or manufacturing efforts related to the specific application provided for in the ECC; (iii) milestone payments upon the achievement of specified development, regulatory and commercial activities; and (iv) royalties on sales of products arising from the collaboration.

Our technology access fees and milestone payments may be in the form of cash or securities of the collaborator. Because our ECCs contain multiple arrangements, we typically defer much of the technology access fees and milestone amounts received and recognize such revenues in the future over the anticipated performance period. We are also entitled to sublicensing revenues in those situations where our collaborators choose to license our technologies to other parties.

In future periods, our revenues will depend on the number of ECCs into which we enter, the advancement and creation of programs within our ECCs and the extent to which our collaborators bring products enabled by our technologies to market. Our revenues will also depend on the ability of AquaBounty to receive regulatory approval and establish successful commercialization of its AquAdvantage Salmon products. In light of our limited operating history and experience in consummating new ECCs, there can be no assurance as to the timing, magnitude and predictability of revenues to which we might be entitled.

Research and development expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and related overhead expenses for personnel in research and development functions;

•	fees paid to consultants and contract research organizations who perform research on our behalf and under our direction;

•	costs related to laboratory supplies used in our research and development efforts;

•	depreciation of leasehold improvements, laboratory equipment and computers;

•	amortization of patents and related technologies acquired in mergers and acquisitions;

•	rent and utility costs for our research and development facilities; and

•	costs related to stock options granted to personnel in research and development functions.

We have no individually significant research and development projects and our research and development expenses primarily relate to either the costs incurred to expand or otherwise improve our multiple platform technologies or the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators. Research and development expenses typically do not include significant development, including pre-clinical or clinical development, activities since they are the responsibility of our collaborators. Research and development expenses incurred for programs we support pursuant to an ECC agreement are reimbursed by the collaborator at cost and all other research and development programs may be terminated or otherwise deferred at our discretion. The amount of our research and development expenses may be impacted by, among other things, the number of ECCs and the number and size of programs we may support on behalf of an ECC.

The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies or the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators for the three and six month periods ended June 30, 2013 and 2012. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies or specific applications of our technologies in support of current or prospective collaborators.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)
Expansion or improvement of our platform technologies	$4,653	$9,416	$9,189	$20,596
Specific applications of our technologies in support of current and prospective collaborators	6,702	5,099	10,998	9,160
Other	2,247	3,126	4,917	6,864

Total research and development expenses	$13,602	$17,641	$25,104	$36,620

We expect that our research and development expenses will increase as we continue to enter into ECCs and operate as a public company. We believe these increases will likely include increased costs related to the hiring of additional personnel in research and development functions, increased costs paid to consultants and contract research organizations and increased costs related to laboratory supplies.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for employees in executive, operational, finance and legal functions. Other significant general and administrative expenses include rent and utilities, insurance, legal services and expenses associated with obtaining and maintaining our intellectual property.

We expect that our general and administrative expenses will increase as we operate as a public company. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls and similar requirements applicable to public companies.

Other income (expense), net

We hold equity securities received and/or purchased from certain collaborators. Other than the investment in AquaBounty which was accounted for using the equity method discussed below, we elected the fair value option to account for our equity securities held in these collaborators, including ZIOPHARM Oncology, Inc., or ZIOPHARM, which is an equity method investment. These equity securities are recorded at fair value at each reporting date. Unrealized appreciation (depreciation) resulting from fair value adjustments are reported as other income (expense) in the consolidated statement of operations. As such, we bear the risk that fluctuations in the securities’ share prices may significantly impact our results of operations.

Interest income consists of interest earned on our cash and cash equivalents and short-term investments.

Interest expense pertains to equipment currently under four capitalized leases. Two of these capitalized leases mature in 2013, one matures in 2014, and the last one matures in 2015.

On March 15, 2013, we recorded a gain on our previously held equity investment in AquaBounty; such gain represented the adjustment to fair value of the pro rata share of our original investment.

Equity in net income (loss) of affiliate

For the six months ended June 30, 2013 equity in net loss of affiliate is our pro-rata share of our equity method investment’s operating results, adjusted for accretion of basis difference. From our initial investment in AquaBounty on November 16, 2012 and through March 15, 2013, we accounted for our investment using the equity method of accounting as we had the ability to exercise significant influence over, but not control of, the operating activities of AquaBounty. On March 15, 2013, we acquired 18,714,814 additional shares of AquaBounty increasing our ownership in AquaBounty to 53.82 percent. We have consolidated AquaBounty in our results of operations and financial position beginning on March 15, 2013.

Results of operations

Comparison of the three months ended June 30, 2013 and the three months ended June 30, 2012

The following table summarizes our results of operations for the three months ended June 30, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Three months ended June 30,		Dollar	%
	2013	2012	change	Change
	(In thousands)
Revenues:
Collaboration revenues	$6,674	$2,705	$3,969	146.7%
Other revenues	107	21	86	409.5%

Total revenues	6,781	2,726	4,055	148.8%
Operating expenses:
Research and development	13,602	17,641	(4,039)	(22.9)%
General and administrative	7,433	6,333	1,100	17.4%

Total operating expenses	21,035	23,974	(2,939)	(12.3)%
Operating loss	(14,254)	(21,248)	6,994	(32.9)%
Total other income, net	7,735	4,713	3,022	64.1%

Net loss	(6,519)	(16,535)	10,016	(60.6)%
Net loss attributable to noncontrolling interest	507	—	507	100.0%

Net loss attributable to Intrexon	$(6,012)	$(16,535)	$10,523	(63.6)%

Revenues

Total revenues were $6.8 million for the three months ended June 30, 2013 compared to $2.7 million for the three months ended June 30, 2012 resulting in an increase of $4.1 million, or 148.8 percent. The following table shows the collaboration revenue recognized for upfront and milestone payments received from each of our collaborators and reimbursements received for research and development services provided to each of our collaborators for the three months ended June 30, 2013 and 2012, together with the changes in those items:

	Upfront and milestone payments			Research and development services			Total
	Three months ended June 30,		Dollar	Three months ended June 30,		Dollar	Three months ended June 30,		Dollar
	2013	2012	change	2013	2012	change	2013	2012	change
	(In thousands)
ZIOPHARM Oncology, Inc.	$644	$315	$329	$2,291	$2,014	$277	$2,935	$2,389	$606
Synthetic Biologics, Inc.	1,666	32	1,634	314	62	252	1,980	94	1,886
Elanco, Inc.	3	3	—	111	234	(123)	114	237	(123)
Oragenics, Inc.	137	45	92	334	—	334	471	45	426
Fibrocell Science, Inc.	158	—	158	615	—	615	773	—	773
AmpliPhi Biosciences Corp.	55	—	55	34	—	—	89	—	89
Genopaver LLC	68	—	68	213	—	—	281	—	281
Soligenix, Inc.	20	—	20	—	—	—	20	—	20
Other	—	—	—	11	—	11	11	—	11

Total	$2,751	$395	$2,356	$3,923	$2,310	$1,613	$6,674	$2,705	$3,969

The $4.0 million increase in collaboration revenue resulted primarily from the following items:

•	Collaboration revenue recognized for upfront and milestone payments received from ZIOPHARM increased primarily due to the recognition of deferred revenue related to the achievement of a collaboration milestone of $18.3 million in October 2012. Reimbursements for research and development services provided to ZIOPHARM increased $0.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as a result of an increase in new programs initiated throughout the second half of 2012 and the first half of 2013;

•	Collaboration revenue for upfront payments received from Synthetic Biologics, Inc., or Synthetic Biologics, increased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due to the immediate recognition of previously deferred revenue arising from our first Synthetic Biologics ECC. In April 2013, we and Synthetic Biologics agreed to terminate this ECC and as a result, we recognized the balance of deferred revenue of $1.5 million associated with the original upfront consideration received by us. Reimbursements for research and development services increased $0.3 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 due primarily to the work performed pursuant to the second ECC which was consummated in the second half of 2012;

•	Our ECCs with Oragenics, Inc., or Oragenics, and with Fibrocell Science, Inc., or Fibrocell, commenced in June 2012 and October 2012, respectively. The collaboration revenues recorded for each of these ECCs in 2013 reflect both the amortization of upfront payments for each as well as reimbursements for work performed in the respective fields for the period; and

•	Our ECCs with AmpliPhi Biosciences Corp., or AmpliPhi, Genopaver, LLC, or Genopaver, and Soligenix, Inc., or Soligenix, commenced in March 2013, March 2013 and April 2013, respectively. The collaboration revenue recorded for each of these ECCs in 2013 reflect both the amortization of upfront payments for each as well as reimbursements for any work performed in the respective fields for the period.

Research and development expenses

Research and development expenses were $13.6 million for the three months ended June 30, 2013 compared to $17.6 million for the three months ended June 30, 2012. The $4.0 million decrease in research and development expenses is primarily the result of the following:

•	Salaries, benefits and other personnel expenses decreased $2.5 million to $5.4 million for the three months ended June 30, 2013 from $7.9 million for the three months ended June 30, 2012. The decrease is primarily related to a decrease in the number of employees in the three months ended June 30, 2013 compared to three months ended June 30, 2012. Throughout 2012 and early 2013, we eliminated certain positions due to improvements in our production processes as well as the reliance on additional automation. We also transitioned from a primary emphasis on building our parts inventory and other platforms towards applying such platforms towards specific applications for the benefit of our current and prospective collaborators. We also consolidated and centralized certain research and development functions to eliminate redundancies which arose primarily as a result of acquisitions of various technologies in late 2011. In addition the three months ended June 30, 2013 includes $0.1 million of salaries, benefits and other personnel expenses for AquaBounty employees incurred since we began consolidating AquaBounty on March 15, 2013; and

•	Lab supply expenses decreased $1.4 million to $1.4 million for the three months ended June 30, 2013 from $2.8 million for the three months ended June 30, 2012. Supplies used in DNA manufacturing decreased $1.0 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. As discussed above, we transitioned from building our parts inventory towards applying our technologies for the benefit of current and prospective collaborators. The remaining decrease in lab supplies is the result of centralizing certain research and development functions as discussed above.

General and administrative expenses

General and administrative expenses increased $1.1 million to $7.4 million for the three months ended June 30, 2013 compared to $6.3 million for the three months ended June 30, 2012. The $1.1 million increase is the result of salaries, benefits and other personnel expenses increasing $1.1 million to $4.4 million for the three months ended June 30, 2013 from $3.3 million for the three months ended June 30, 2012. This increase is primarily the result of our hiring of additional employees as we prepared to become a public company and also an additional $0.3 million of salaries, benefits and other personnel expenses for AquaBounty employees incurred since we began consolidating AquaBounty on March 15, 2013.

Total other income, net

Total other income, net is primarily composed of unrealized appreciation in fair value of equity securities which was $7.7 million for the three months ended June 30, 2013 compared to $4.8 million for the three months ended June 30, 2012. The unrealized appreciation is the result of market change for the equity securities we hold in certain of our collaborators.

Comparison of the six months ended June 30, 2013 and the six months ended June 30, 2012

The following table summarizes our results of operations for the six months ended June 30, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Six months ended June 30,		Dollar	%
	2013	2012	change	Change
	(In thousands)
Revenues:
Collaboration revenues	$10,538	$4,259	$6,279	147.4%
Other revenues	219	85	134	157.6%

Total revenues	10,757	4,344	6,413	147.6%
Operating expenses:
Research and development	25,104	36,620	(11,516)	(31.4)%
General and administrative	13,913	14,093	(180)	(1.3)%

Total operating expenses	39,017	50,713	(11,696)	(23.1)%
Operating loss	(28,260)	(46,369)	18,109	(39.1)%
Total other income (expense), net	(14,231)	15,922	(30,153)	(189.4)%
Equity in net loss of affiliate	(390)	—	(390)	100.0%

Net loss	(42,881)	(30,447)	(12,434)	40.8%
Net loss attributable to noncontrolling interest	558	—	558	100%
Net loss attributable to Intrexon	$(42,323)	$(30,447)	$(11,876)	39.0%

Revenues

Total revenues were $10.7 million for the six months ended June 30, 2013 compared to $4.3 million for the six months ended June 30, 2012 resulting in an increase of $6.4 million, or 147.6 percent. The following table shows the collaboration revenue recognized for upfront and milestone payments received from each of our collaborators and reimbursements received for research and development services provided to each of our collaborators for the six months ended June 30, 2013 and 2012, together with the changes in those items:

	Upfront and milestone payments			Research and development services			Total
	Six months ended June 30,		Dollar	Six months ended June 30,		Dollar	Six months ended June 30,		Dollar
	2013	2012	change	2013	2012	change	2013	2012	change
	(In thousands)
ZIOPHARM Oncology, Inc.	$1,288	$629	$659	$3,721	$2,958	$763	$5,099	$3,587	$1,422
Synthetic Biologics, Inc.	1,861	64	1,797	689	123	566	2,550	187	2,363
Elanco, Inc.	6	6	—	199	434	(235)	205	440	(235)
Oragenics, Inc.	274	45	229	713	—	713	987	45	942
Fibrocell Science, Inc.	316	—	316	1,045	—	1,045	1,361	—	1,361
AmpliPhi Biosciences, Corp.	55	—	55	34	—	34	89	—	89
Genopaver, LLC	68	—	68	213	—	213	281	—	281
Soligenix, Inc.	20	—	20	—	—	—	20	—	20
Other	—	—	—	36	—	36	36	—	36

Total	$3,888	$744	$3,144	$6,650	$3,515	$3,515	$10,538	$4,259	$6,279

The $6.3 million increase in collaboration revenue resulted primarily from the following items:

•	Collaboration revenue recognized for upfront and milestone payments received from ZIOPHARM increased primarily due to the recognition of deferred revenue related to the achievement of a collaboration milestone of $18.3 million in October 2012. Reimbursements from research and development services provided to ZIOPHARM increased $0.8 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of an increase of new programs initiated throughout the second half of 2012 and the first half of 2013;

•	Collaboration revenue for upfront payments received from Synthetic Biologics, Inc., or Synthetic Biologics, increased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to the immediate recognition of previously deferred revenue arising from our first Synthetic Biologics ECC. In April 2013, we and Synthetic Biologics agreed to terminate this ECC and as a result, we recognized the balance of deferred revenue of $1.5 million associated with the original upfront consideration received by us. Reimbursements for research and development services provided to Synthetic Biologics increased $0.6 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due primarily to the work performed pursuant to the second ECC which was consummated in the second half of 2012;

•	Our ECC with Oragenics commenced in June 2012 and for the six months ended June 30, 2013 we have recognized $0.3 million of collaboration revenue from the amortization of the upfront payment received upon the execution of the ECC. Our research and development services provided during the six months ended June 30, 2013 have primarily consisted of research on improving production in the field specified in the ECC and developing and validating these improved production methods;

•	Our ECC with Fibrocell commenced in October 2012. The collaboration revenue recorded for this ECC consists both of amortization of the upfront consideration and reimbursements for research and development services provided on the field of use specified in the ECC; and

•	Our ECCs with AmpliPhi, Genopaver, and Soligenix commenced in March 2013, March 2013 and April 2013, respectively. The collaboration revenue recorded for each of these ECCs in 2013 reflect both the amortization of upfront payments for each as well as reimbursements for any work performed in the respective fields for the period.

Research and development expenses

Research and development expenses were $25.1 million for the six months ended June 30, 2013 compared to $36.6 million for the six months ended June 30, 2012. The $11.5 million decrease in research and development expenses is primarily the result of the following:

•	Salaries, benefits and other personnel expenses decreased $5.2 million to $11.2 million for the six months ended June 30, 2013 from $16.4 million for the three months ended June 30, 2012. The decrease is primarily related to a decrease in the number of employees in the six months ended June 30, 2013 compared to six months ended June 30, 2012. Throughout 2012 and 2013, we eliminated certain positions due to improvements in our production processes as well as the reliance on additional automation. We also transitioned from a primary emphasis on building our parts inventory and other platforms towards applying such platforms towards specific applications for the benefit of our current and prospective collaborators. We also consolidated and centralized certain research and development functions to eliminate redundancies which arose primarily as a result of acquisitions of various technologies in late 2011. In addition the six months ended June 30, 2013 includes $0.1 million of salaries, benefits and other personnel expenses for AquaBounty employees incurred since we began consolidating AquaBounty on March 15, 2013;

•	Expenses related to consultants and third party contract research organizations decreased $1.4 million to $2.1 million for the six months ended June 30, 2013 from $3.5 million for the six months ended June 30, 2012. The decrease is the result of our continuing to reduce the level of research and development being performed by third parties and, where practical, performing this research and development internally; and

•	Lab supply expenses decreased $4.1 million to $2.6 million for the six months ended June 30, 2013 from $6.7 million for the six months ended June 30, 2012. Supplies used in DNA manufacturing decreased $3.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. As discussed above, we transitioned from building our parts inventory towards applying our technologies for the benefit of current and prospective collaborators. The decrease in lab supplies is the result of centralizing certain research and development functions as discussed above.

General and administrative expenses

General and administrative expenses were $13.9 million for the six months ended June 30, 2013 compared to $14.1 million for the six months ended June 30, 2012 resulting in a decrease of $0.2 million. The $0.2 million net decrease in general and administrative expenses is the result of the following:

•	Salaries, benefits and other personnel expenses increased $0.6 million to $7.9 million for the six months ended June 30, 2013 from $7.3 million for the six months ended June 30, 2012. This increase is primarily the result of salaries, benefits and other personnel expenses for AquaBounty employees in the six months ended June 30, 2013 incurred since we began consolidating AquaBounty on March 15, 2013; and

•	Legal and professional fees decreased $0.7 million to $3.3 million for the six months ended June 30, 2013 from $4.0 million for the six months ended June 30, 2012. This decrease was due primarily to the incurrence of software consulting fees associated with the development of our technology platforms during the six months ended June 30, 2012 partially offset by an increase in legal and accounting fees in the six months ended June 30, 2013 as we prepared to become a public company.

Total other income (expense), net

Total other income (expense), net is primarily composed of unrealized appreciation (depreciation) in fair value of equity securities which was $(21.6) million for the six months ended June 30, 2013 compared to $16.0 million for the six months ended June 30, 2012. The unrealized appreciation (depreciation) is the result of market change for the equity securities we hold in other entities. For the six months ended June 30, 2013, the market value of our ZIOPHARM equity securities decreased $27.7 million due primarily to the reported results of one of their programs which did not utilize any of our technologies. Total other income (expense), net for the six months ended June 30, 2013 includes a $7.4 million gain on our previously held equity interest in AquaBounty as a result of our consolidating AquaBounty as of March 15, 2013.

Equity in net income (loss) of affiliate

In November 2012, we purchased a 47.56 percent interest in AquaBounty and through March 15, 2013, we accounted for this investment using the equity method. Our equity in net loss of AquaBounty’s operations of $0.4 million reflects our portion of the net losses of AquaBounty during the period January 1, 2013 through March 15, 2013.

Liquidity and capital resources

Sources of liquidity

We have incurred losses from operations since our inception in 1998 and as of June 30, 2013, we had an accumulated deficit of $376.2 million. From our inception through June 30, 2013, we have funded our operations principally with the proceeds received from the sale of $509.5 million of our preferred stock and the receipt of $12.5 million in prepayments of services by our collaborators. As of June 30, 2013, we had cash and cash equivalents of $34.4 million and short-term investments of $95.4 million. Cash in excess of immediate requirements is invested primarily in money market funds, certificates of deposits, U.S. government debt securities and commercial paper in order to maintain liquidity and capital preservation.

In August 2013, we completed our IPO, which resulted in aggregate net proceeds to us of $168.3 million.

Cash flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six months ended, June 30,
	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$(27,613)	$(33,916)
Investing activities	(95,310)	(16,927)
Financing activities	146,980	50,546

Effect of exchange rate changes on cash and cash equivalents	1	—
Net increase (decrease) in cash and cash equivalents	$24,058	$(297)

Cash flows from operating activities:

Net cash used in operating activities was $27.6 million for the six months ended June 30, 2013 compared to $33.9 million for the six months ended June 30, 2012. Net cash used in operating activities during the six months ended June 30, 2013 was primarily composed of our $42.9 million net loss, offset by noncash items which primarily included (i) our unrealized depreciation on equity securities of $21.6 million and (ii) our $7.4 million gain on our previously held equity interest in AquaBounty. Net cash used in operating activities during the six months ended June 30, 2012 was primarily composed of (i) our $30.4 million net loss offset by unrealized appreciation on equity securities of $16.0 million and (ii) the receipt of $10.0 million from one of our collaborators for a prepayment of research and development services in conjunction with our ECC.

Cash flows from investing activities:

Net cash used in investing activities was $95.3 million for the six months ended June 30, 2013 compared to $16.9 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, we used cash in excess of our immediate requirements to purchase $95.2 million of U.S. government debt securities, commercial paper and certificates of deposit. During the six months ended June 30, 2012, we paid $10.0 million to purchase shares of common stock of ZIOPHARM and we paid $7.0 million for property and equipment purchases primarily to expand certain of our lab facilities.

Cash flows from financing activities:

Net cash provided by financing activities was $147.0 million for the six months ended June 30, 2013 compared to $50.5 million for the six months ended June, 2012. During the six months ended June 30, 2013, we received

$146.9 million of net proceeds from the sale of our Series F Preferred Stock. During the six months ended June 30, 2012, we received $50.7 million of net proceeds from the sale of our Series E Redeemable Convertible Preferred Stock.

Future capital requirements

We established our current strategy and business model of commercializing our technologies through collaborators with development expertise in 2010 and we consummated our first ECC in January 2011. Through June 30, 2013 we received from our ECCs (i) upfront and milestone consideration totaling $73.9 million, of which $61.8 million has been deferred and will be recognized over future periods; and (ii) reimbursement of our costs incurred for work performed on behalf of our collaborators of $17.2 million. We believe that we will continue to consummate ECCs with new companies across our various market sectors, which will result in additional upfront, milestone and cost recovery payments in the future.

We believe that our existing cash and cash equivalents and short-term investments, the proceeds received from our IPO in August 2013 and cash expected to be received through our current collaborators will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of upfront, milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	the timing, receipt and amount of funding under future government contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the timing of regulatory approval of AquaBounty products;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and

•	the timing and extent of our obligation to participate in up to $29.0 million in equity financings of ZIOPHARM.

Until such time, if ever, as we can generate positive operating cash flows, we may finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commercial commitments at June 30, 2013 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years	3-5 years
	(In thousands)
Operating Leases(1)(2)	$9,688	$2,867	$5,014	$1,807
Capital Leases	73	38	35	—

Total	$9,761	$2,905	$5,049	$1,807

(1)	We lease our facilities and certain equipment under noncancelable operating leases.
(2)	On July 17, 2013, we entered into a sublease for administrative offices. The sublease term begins on September 1, 2013 and terminates on December 31, 2017. The aggregate rent payments for the term of the sublease are $1.9 million and are excluded from the table above.

In addition to the obligations in the table above, as of June 30, 2013 we also have the following significant contractual obligations described below.

In conjunction with our ECC with ZIOPHARM in 2011, we agreed to purchase up to $50.0 million of ZIOPHARM common stock in conjunction with securities offerings that may be conducted by ZIOPHARM in the future, subject to certain conditions and limitations. We purchased $10.0 million and $11.0 million in 2012 and 2011, respectively, of ZIOPHARM common stock in such securities offerings. The remaining obligation on this purchase commitment is approximately $29.0 million at June 30, 2013. This amount is not included in the table above due to the fact that the timing of such securities purchases cannot be predicted.

In June 2011, we entered into an exclusive licensing agreement with Halozyme for the use of Halozyme’s proprietary enzyme in one of our targeted therapeutics. We are related parties with Halozyme through common ownership by Third Security, LLC. Under the terms of this agreement, we are required to pay a non-refundable, annual exclusivity fee of $1.0 million on each anniversary of the agreement effective date until a certain development event occurs. The agreement requires us to pay up to $54.0 million of milestone payments upon the achievement of certain regulatory events. We are obligated to pay tiered royalties on net sales of an approved product developed with Halozyme’s proprietary enzyme. We may terminate this agreement in whole or on a product-by-product basis at any time upon 90 days’ prior written notice to Halozyme. All payments related to this agreement are not included in the table above due to uncertainties surrounding the number of annual payments that will be required and the unpredictability of the timing and likelihood of achieving the milestones.

We acquired 100 percent of the outstanding capital stock of Immunologix in October 2011. The transaction included a contingent consideration arrangement which may require us to pay the selling shareholders 50 percent, subject to a maximum of $2.0 million, of revenue generated from Immunologix’s technology applied towards a specific target as defined in the agreement up to a maximum of $2.0 million. This amount is not included in the table above due to the uncertainty of whether, if ever, we will pay this contingent consideration.

In conjunction with our ECC with Oragenics, we have the right, but not the obligation, to purchase up to 30 percent of securities offerings that may be conducted by Oragenics in the future, subject to certain conditions and limitations.

In March 2012, we received $10.0 million from ZIOPHARM as a prepayment of research and development services to be provided in conjunction with our ECC. Any remaining balance of this prepayment is refundable to ZIOPHARM in the event the ECC is terminated. ZIOPHARM may voluntarily terminate the ECC upon 90 days’ written notice to us. The remaining balance of this prepayment is $1.2 million at June 30, 2013 and is not included in the table above due to the uncertainty of the timing of the provision of these services by us and the unlikely termination of this ECC by either party.

In December 2012, we received $2.5 million from Synthetic Biologics as prepayment of research and development services to be provided to Synthetic Biologics. Any remaining balance of this prepayment is refundable to Synthetic Biologics in the event our August 2012 ECC is terminated. Synthetic Biologics may voluntarily terminate the ECC upon 90 days’ written notice to us provided that no voluntary termination by Synthetic Biologics can be made during the first 18 months of the ECC. The remaining balance of this prepayment is $1.7 million at June 30, 2013 and is not included in the table above due to the uncertainty of the timing of the provision of these services by us and the unlikely termination of the ECC by either party.

We are also party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products which incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. At June 30, 2013, we had research and development commitments with third parties totaling $3.4 million of which $1.2 had not yet been incurred.

In January 2009, AquaBounty was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. The total amount available under the award is C$2.9 million, or USD$2.7 million as of June 30, 2013, which AquaBounty can claim over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. As of June 30, 2013, the total amount claimed by AquaBounty was $2.1 million and is included in long term debt in the June 30, 2013 unaudited consolidated balance sheet. This amount is not included in the table above due to the uncertainty of the timing of repayment. AquaBounty has $0.2 million of additional debt instruments that mature between December 2013 and June 2014.

Net operating losses

As of June 30, 2013, we had net operating loss carryforwards of approximately $225.1 million for U.S. federal income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of $6.6 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022.

Our past issuances of stock and mergers and acquisitions have resulted in ownership changes within the meaning of Section 382. As a result, the utilization of portions of our net operating losses may be subject to annual limitations. As of June 30, 2013, approximately $16.4 million of our net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1.5 million. As of June 30, 2013, approximately $14.8 million of net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, other than operating leases as mentioned above, as defined under Securities and Exchange Commission, or SEC, rules.

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies from those described in “Management’s discussion and analysis of financial condition and results of operations” included in our Prospectus included in Registration Statement on Form S-1(File No. 333-189853), which was filed with the Securities and Exchange Commission pursuant to Rule 424 on August 8, 2013.

Recent accounting pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncement on our consolidated financial statements, see Note 2 – “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We had cash, cash equivalents and short-term investments of $129.9 million and $10.7 million at June 30, 2013 and December 31, 2012, respectively. Our cash and cash equivalents and short-term investments consist of cash, money market funds, U.S. government debt securities, commercial paper and certificates of deposit. The primary objective of our investment activities is to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our short-term investments consist of U.S. government debt securities, commercial paper and certificates of deposit which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.

Investments in publicly traded companies

We have common stock investments in several publicly traded companies that are subject to market price volatility. We have adopted the fair value method of accounting for these investments, except for our investment in AquaBounty as further described below, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income (expense), net for the period. As of June 30, 2013 and December 31, 2012 the original aggregate cost basis of these investments was $95.8 million and $92.1 million, respectively, and the market value was $65.2 million and $83.1 million, respectively. The fair value of these investments is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these companies. The fair value of these investments as of June 30, 2013 would be approximately $71.7 million and $52.1 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2012 would be approximately $91.0 million and $66.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.

In November 2012, we acquired 47.56 percent of the outstanding common stock of AquaBounty and we accounted for this investment under the equity method of accounting for the period from acquisition date through March 15, 2013. On March 15, 2013, we acquired 18,714,814 additional shares of AquaBounty common stock for $4.9 million, thereby increasing our aggregate ownership to 53.82 percent upon closing. Accordingly, effective upon closing of the acquisition of the additional shares, we consolidated the assets and operating results of AquaBounty in our consolidated financial statements. The common stock of AquaBounty is traded on the London Stock Exchange and the fair value of our investment in AquaBounty at June 30, 2013 and December 31, 2012 was $23.9 million and $14.3 million, respectively. The fair value of our investment in AquaBounty as of June 30, 2013 would be approximately $26.3 million and $19.1 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2012 would be approximately $15.7 million and $11.4 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty.

Foreign currency exchange risk

Because the common stock of AquaBounty is traded on the London Stock Exchange, the fair value of our holdings is subject to fluctuations in foreign currency rates. In addition, some of AquaBounty’s current expenses are denominated in Canadian dollars. We do not hedge our foreign currency exchange rate risk. The effect of a hypothetical 10 percent change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements.

Item 4.	Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under supervision and with the participation of our management, including our Chief Executive Officer (“CEO”), who is our principal executive officer, and our Chief Financial Officer (“CFO”), who is our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s ruled and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in litigation or legal matters incidental to our business activities. While the outcome of these matters cannot be predicted with certainty, we are vigorously defending them and do not currently expect that any of them will have a material adverse effect on our business or financial position. However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on our results of operations for a particular fiscal reporting period could be material.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes in this Quarterly Report on Form 10-Q, before making your decision to invest in shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition or prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks related to our financial position, operating results and need for additional capital

We have a history of net losses, and we may not achieve or maintain profitability.

We have incurred net losses since our inception, including losses of $81.9 million and $85.3 million in 2012 and 2011, respectively, and we incurred a net loss of $42.3 million for the six months ended June 30, 2013. As of June 30, 2013, we had an accumulated deficit of $376.2 million. We may incur losses and negative cash flow from operating activities for the foreseeable future. To date, we have derived a substantial portion of our revenues from exclusive channel collaborations, or ECCs, and expect to derive a substantial portion of our revenues from these and additional ECCs for the foreseeable future. If our existing collaborators terminate their ECCs with us or we are unable to enter into new ECCs, our revenues could be adversely affected. In addition, certain of our ECCs provide for milestone payments, future royalties and other forms of contingent consideration, the payment of which are uncertain as they are dependent on our collaborators’ abilities and willingness to successfully develop and commercialize products. We expect a significant period of time will pass before the achievement of contractual milestones and the realization of royalties on products commercialized under our ECCs. As a result, we expect that our expenses will exceed revenues for the foreseeable future, and we may not achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may need substantial additional capital in the future in order to fund our business.

We expect our future capital requirements will be substantial, particularly as we continue to develop our business and expand our synthetic biology technology platform. Although we believe that our existing cash and cash equivalents and short-term investments, the proceeds received from our IPO in August 2013 and cash expected to be received through our current collaborators will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including:

•	the commercial success of our ECCs;

•	whether we are successful in obtaining payments from our collaborators;

•	whether we can enter into additional ECCs;

•	the progress and scope of the collaborative and independent research and development projects performed by us and our collaborators;

•	whether an existing obligation under our ECC with ZIOPHARM Oncology, Inc. is triggered that could require us to make a further investment in their securities of up to $29 million, the timing of which is not within our control;

•	the effect of any acquisitions of other businesses or technologies that we may make in the future;

•	whether we decide to develop internal development or manufacturing capabilities;

•	the costs associated with being a public company; and

•	the filing, prosecution and enforcement of our intellectual property.

If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain ECCs with collaborators that are able or willing to fund development efforts or commercialize products enabled by our technologies, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. If future financings involve the issuance of equity securities, our existing shareholders would suffer dilution. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through ECCs or other collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.

Our quarterly and annual operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.

Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

•	our ability to achieve or maintain profitability;

•	our relationships, and the associated exclusivity terms, with collaborators in our target end markets;

•	our ability to develop and maintain technologies that our collaborators continue to use and that new collaborators are seeking;

•	our ability to enter into ECCs;

•	the feasibility of producing and commercializing products enabled by our technologies;

•	obligations to provide resources to our collaborators or to the collaborations themselves pursuant to the terms of the relevant ECC;

•	our ability to manage our growth;

•	the outcomes of research programs, clinical trials, or other product development and approval processes conducted by our collaborators;

•	the ability of our collaborators to develop and successfully commercialize products enabled by our technologies;

•	risks associated with the international aspects of our business;

•	our ability to integrate any businesses or technologies we may acquire with our business;

•	potential issues related to our ability to accurately report our financial results in a timely manner;

•	our dependence on, and the need to attract and retain, key management and other personnel;

•	our ability to obtain, protect and enforce our intellectual property rights;

•	our ability to prevent the theft or misappropriation of our intellectual property, know-how or technologies;

•	potential advantages that our competitors and potential competitors may have in securing funding or developing competing technologies or products;

•	our ability to obtain additional capital that may be necessary to expand our business;

•	our collaborators’ ability to obtain additional capital that may be necessary to develop and commercialize products under our ECCs;

•	our exposure to the volatility associated with recording the fair value of securities of our collaborators held by us;

•	business interruptions such as power outages and other natural disasters;

•	public concerns about the ethical, legal and social ramifications of genetically engineered products and processes;

•	our ability to use our net operating loss carryforwards to offset future taxable income; and

•	the results of our consolidated subsidiaries.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We have been in existence since 1998. From 1998 until 2010, our operations focused primarily on organizing and staffing our company and developing our technologies. Our current business model has not been tested. In January 2011, we recognized our first revenues from our first ECC. Because our revenue growth has occurred in recent periods, our limited operating history may make it difficult to evaluate our current business and predict our future performance. Any assessments of our current business and predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business will be harmed. If we engage in any acquisitions, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations.

We may pursue strategic acquisitions and investments which could have an adverse impact on our business if they are unsuccessful.

We have made acquisitions in the past and, if appropriate opportunities become available, we may acquire additional businesses, assets, technologies or products to enhance our business in the future. In connection with any future acquisitions, we could:

•	issue additional equity securities, which would dilute our current shareholders;

•	incur substantial debt to fund the acquisitions; or

•	assume significant liabilities.

Although we conduct due diligence reviews of our acquisition targets, such processes may fail to reveal significant liabilities. Acquisitions involve numerous risks, including:

•	problems integrating the purchased operations, technologies or products;

•	unanticipated costs and other liabilities;

•	diversion of management’s attention from our core businesses;

•	adverse effects on existing business relationships with current and/or prospective collaborators, customers and/or suppliers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees.

Acquisitions also may require us to record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets, and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our operating results and financial condition. In addition, we may acquire companies that have insufficient internal financial controls, which could impair our ability to integrate the acquired company and adversely impact our financial reporting. If we fail in our integration efforts with respect to any of our acquisitions and are unable to efficiently operate as a combined organization, our business and financial condition may be adversely affected.

We own equity interests in several of our collaborators and have exposure to the volatility and liquidity risks inherent in holding their common stock.

In connection with our ECCs, we generally receive technology access fees. Because several of our collaborators are private companies or public corporations with limited capital, we allow them to pay our access fee in stock. As a result, we own equity interests in several of our collaborators. We may continue to provide this alternative to our collaborators. Owning equity in our collaborators further increases our exposure to the risks of our collaborators’ businesses beyond our dependence on these collaborators to provide market and product development expertise, as well as sales, marketing and regulatory capabilities. Our equity ownership in our collaborators exposes us to volatility and the potential for negative returns. In many cases, our equity position is a minority position which exposes us to further risk as we are not able to exert control over the companies in which we hold securities.

We select collaborators based on a variety of factors such as their capabilities, capacity and expertise in a defined field. As described above, we may allow the collaborator to pay our access fee in cash or equity securities. As a result, the process by which we obtain equity interests in our collaborators and the factors we consider in deciding whether to acquire, hold or dispose of these equity positions may differ significantly from those that an independent investor would consider when purchasing equity interests in the collaborator. One significant factor would include our own expectation as to the success of our efforts to assist the collaborator in developing products enabled by our technologies.

We own common stock of several publicly traded companies and the values of those equity interests are subject to market price volatility. For each collaborator where we own equity securities, we make an accounting policy election to present them at either the fair value at the end of each reporting period or using the cost or equity method depending on our level of influence. We have adopted the fair value method of accounting for certain of these securities, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other expense, net for the period. As of June 30, 2013 and December 31, 2012, the aggregate original cost basis of these securities was $95.8 million and $92.1 million, respectively, and the market value was $65.2 million and $83.1 million, respectively. The fair value of these securities is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of one or more collaborators.

The common stock of our collaborators may not be publicly traded, and if it is traded publicly, the trading market could be limited or have low trading volume. In some cases, we could hold unregistered shares and we may not have demand registration rights with respect to those shares. We evaluate whether any discounts for trading restrictions or other basis for lack of marketability should be applied to the fair value of the securities at inception of the ECC. In the event we conclude that a discount should be applied, the fair value of the securities is adjusted at inception of the ECC and re-evaluated at each reporting period thereafter. In all of these instances, we have substantial liquidity risk related to these holdings, and we may not be able to sell, or sell quickly, all or part of these equity interests.

In connection with future ECCs, we may, from time to time, receive from collaborators, both public and private, warrants, rights and/or options, all of which involve special risks. To the extent we receive warrants or options in connection with future ECCs, we would be exposed to risks involving pricing differences between the market value of underlying securities and our exercise price for the warrants or options, a possible lack of liquidity and the related inability to close a warrant or options position, all of which could ultimately have an adverse effect.

We rely on our collaborators and other third parties to deliver timely and accurate information in order to accurately report our financial results in the time frame and manner required by law.

We need to receive timely, accurate and complete information from a number of third parties in order to accurately report our financial results on a timely basis. We rely on our collaborators to provide us with complete and accurate information regarding revenues, expenses and payments owed to or by us on a timely basis. In addition, we intend to rely on current and future collaborators under our ECCs to provide us with product sales and cost saving information in connection with royalties, if any, owed to us. If the information that we receive is not accurate, our consolidated financial statements may be materially incorrect and may require restatement, and we may not receive the full amount of consideration to which we are entitled under our ECCs. Although we have audit rights with these parties, performing such an audit could be expensive and time consuming and may not be adequate to reveal any discrepancies in a timeframe consistent with our reporting requirements. We own a significant equity position in several of our ECC collaborators, including a majority position in one of our ECC collaborators, AquaBounty Technologies, Inc., or AquaBounty. In March 2013, we began to consolidate the financial statements of AquaBounty into our consolidated financial statements. In the future, we may need to consolidate the financial statements of one or more other collaborators into our consolidated financial statements. Although we have contractual rights to receive information and certifications allowing us to do this, such provisions may not ensure that we receive information that is accurate or timely. As a result, we may have difficulty completing accurate and timely financial disclosures, which could have an adverse effect on our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of June 30, 2013 and December 31, 2012, we had net operating loss carryforwards of approximately $225.1 million and $207.0 million, respectively, for U.S. federal income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of $6.6 million and $5.8 million, respectively, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022. Our past issuances of stock and mergers and acquisitions have resulted in ownership changes within the meaning of Section 382. As a result, the utilization of portions of our net operating losses may be subject to annual limitations. As of June 30, 2013 and December 31, 2012, approximately $16.4 million of our net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1.5 million. As of June 30, 2013 and December 31, 2012, approximately $14.8 million of net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

Risks related to our technologies and business operations

Ethical, legal and social concerns about synthetic biologically engineered products and processes could limit or prevent the use of products or processes using our technologies and limit our revenues.

Our technologies involve the use of synthetic biologically engineered products or synthetic biological technologies. Public perception about the safety and environmental hazards of, and ethical concerns over, genetically engineered products and processes could influence public acceptance of our technologies, products and processes. If we and our collaborators are not able to overcome the ethical, legal and social concerns relating to synthetic biological engineering, products and processes using our technologies may not be accepted. These concerns could result in increased expenses, regulatory scrutiny, delays or other impediments to our programs or the public acceptance and commercialization of products and processes dependent on our technologies or inventions. The ability of our collaborators to develop and commercialize products, or processes using our technologies could be limited by public attitudes and governmental regulation.

The subject of genetically modified organisms has received negative publicity, which has aroused public debate. This adverse publicity could lead to greater regulation and trade restrictions on imports of genetically altered products. Further, there is a risk that products produced using our technologies could cause adverse health effects or other adverse events, which could also lead to negative publicity.

The synthetic biological technologies that we develop may have significantly enhanced characteristics compared to those found in naturally occurring organisms, enzymes or microbes. While we produce our synthetic biological technologies only for use in a controlled laboratory and industrial environment, the release of such synthetic biological technologies into uncontrolled environments could have unintended consequences. Any adverse effect resulting from such a release could have a material adverse effect on our business and financial condition, and we may have exposure to liability for any resulting harm.

We may become subject to increasing regulation in the future.

Our ongoing research and development relies on evaluations in animals, which may become subject to bans or additional regulations, and, as described above, our research operations are subject to various environmental regulations. However, most of the laws and regulations concerning synthetic biology relate to the end products produced using synthetic biology, but that may change. For example, the Presidential Commission for the Study of Bioethical Issues in December 2010 recommended that the federal government oversee, but not regulate, synthetic biology research. The Presidential Commission also recommended that the government lead an ongoing review of developments in the synthetic biology field and that the government conduct a reasonable risk assessment before the field release of synthetic organisms. Synthetic biology may become subject to additional government regulations as a result of the recommendations, which could require us to incur significant additional capital and operating expenditures and other costs in complying with these laws and regulations.

To date, no commercial products have been enabled by our technologies and even if our technologies prove to be effective, they still may not lead to commercially viable products.

To date, none of our collaborators has received marketing approval or has commercialized any products enabled by our technologies. There is no guarantee that we or our collaborators will be successful in creating products enabled by our technologies. Even if our collaborators are successful in using our technologies, they may not be able to commercialize the resulting products or may decide to use other methods competitive with our technologies that do not utilize synthetic biology.

The FDA has not yet approved any gene therapies for use in humans or animals.

The U.S. Food and Drug Administration, or FDA, has not yet approved any gene therapies for use in humans or animals. The field of gene therapies is experimental and has not yet proven successful in many clinical trials. Clinical trials with gene therapies have encountered a multitude of significant technical problems in the past, including unintended integration with host DNA leading to serious adverse events, poor levels of protein expression, transient protein expression, viral overload, immune reactions to either viral capsids utilized to deliver DNA, DNA itself, proteins expressed or cells transfected with DNA. There can be no assurance that our development efforts or those of our collaborators will be successful, that we or they will receive the regulatory approvals necessary to initiate clinical trials, where applicable, or that we will ever be able to successfully commercialize a product enabled by our technologies. To the extent that we or our collaborators utilize viral constructs or other systems to deliver gene therapies and the same or similar delivery systems demonstrate unanticipated and/or unacceptable side effects in preclinical or clinical trials conducted by ourselves or others we may be forced to, or elect to, discontinue development of such products.

If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our product development programs, harm our research and development efforts, and we may be unable to pursue collaborations or develop our own products.

Our business involves complex operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. The loss of any key members of our management, including our Chief Executive Officer, Randal J. Kirk, our Chief Operating Officer, Krish S. Krishnan, or our Chief Science Officer, Thomas D. Reed, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our products for our target markets and entering into collaborations or licensing arrangements to execute on our business strategy. We currently maintain key man insurance on Dr. Reed in the amount of $25.0 million; however, that coverage would likely be inadequate to compensate for the loss of his services. In addition, the loss of any key scientific staff, or the failure to attract or retain other key scientific employees, could prevent us from developing our technologies for our target markets and entering into collaborations or licensing arrangements to execute on our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology, synthetic biology and other technology-based businesses, or due to the unavailability of personnel with the qualifications or experience necessary for our business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to attract and retain such personnel on acceptable terms. All of our employees are at-will employees, which means that either the employee or we may terminate their employment at any time.

Our planned activities will require additional expertise in specific industries and areas applicable to the products and processes developed through our technologies or acquired through strategic or other transactions, especially in the end markets that we seek to penetrate. These activities will require the addition of new personnel, and the development of additional expertise by existing personnel. The inability to attract personnel with appropriate skills or to develop the necessary expertise could impair our ability to grow our business.

We may encounter difficulties managing our growth, which could adversely affect our business.

Currently, we are working simultaneously on multiple projects targeting several market sectors, including activities in human therapeutics, protein production, animal sciences, agricultural biotechnology and industrial products. These diversified operations place increased demands on our limited resources and require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians, scientists and other personnel. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various customers, collaborators, suppliers and other third parties. Our ability to manage our operations, growth and various projects effectively will require us to make additional investments in our infrastructure to continue to improve our operational, financial and management controls and our reporting systems and procedures and to attract and retain sufficient numbers of talented employees, which we may be unable to do effectively. As a result, we may be unable to manage our expenses in the future, which may negatively impact our gross margins or operating margins in any particular quarter. In addition, we may not be able to successfully improve our management information and control systems, including our internal control over financial reporting, to a level necessary to manage our growth.

Competitors and potential competitors may develop products and technologies that make ours obsolete or garner greater market share than ours.

We do not believe that we have any direct competitors who provide comparable technologies of similar depth and breadth which to the same extent enable the commercialization of products developed using synthetic biology across a broad spectrum of biologically based industries. However, there are companies that have competing technologies for individual pieces of our proprietary suite of complementary technologies. One portion of our proprietary technology related to DNA synthesis and assembly includes the ability to synthesize new DNA. We believe the following companies engage in the manufacture of DNA components: DNA 2.0, Inc., Blue Heron Biotech, LLC and Life Technologies Corporation. Another portion of our proprietary technology includes development of fully human monoclonal antibodies. Our technology utilizes advanced methods of stimulating antibody production in naïve human B-cells in vitro, or in a test tube, and specifically selecting those cells which produce antibodies that can bind a desired target, such as human toxins, tumor cells and microbial pathogens. We believe the following companies engage in the manufacture of human or human-like monoclonal antibodies: AbD SeroTec (a Bio-Rad Laboratories, Inc. company), Alexion Pharmaceuticals, Inc., XOMA Corporation, Genmab US, Inc., MorphoSys AG, NovImmune SA, Société Des Systèmes Biologiques, or BIOTEM, Adimab, LLC, ProMab Biotechnologies, Inc., Abpro, Inc., AIIM Therapeutics, Inc. and Open Monoclonal Technology, Inc.

The synthetic biologics industry and each of the commercial sectors we have targeted are characterized by rapid technological change and extensive competition. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Academic institutions also are working in this field. Technological development by others may result in our technologies, as well as products developed by our collaborators using our technologies, becoming obsolete.

Our ability to compete successfully will depend on our ability to develop proprietary technologies that can be used by our collaborators to produce products that reach the market in a timely manner and are technologically superior to and/or are less expensive than other products on the market. Certain of our competitors may benefit from local government subsidies and other incentives that are not available to us or our collaborators. As a result, our competitors may be able to develop competing and/or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we or our collaborators can. As more companies develop new intellectual property in our markets, a competitor could acquire patent or other rights that may limit products using our technologies, which could lead to litigation.

We may be sued for product liability.

Each of our ECCs requires the collaborator to indemnify us for liability related to products produced pursuant to the ECC and to obtain insurance coverage related to product liability in amounts considered standard for the industry. We believe that these industry-standard coverage amounts range from $15.0 million to $40.0 million in the aggregate. Even so, we may be named in product liability suits relating to products that are produced by our collaborators using our technologies. These claims could be brought by various parties, including other companies who purchase products from our collaborators or by the end users of the products. We cannot guarantee that our collaborators will not breach the indemnity and insurance coverage provisions of the ECCs. Further, insurance coverage is expensive and may be difficult to obtain, and may not be available to us or to our collaborators in the future on acceptable terms, or at all. We cannot assure you that our collaborators will have adequate insurance coverage against potential claims. In addition, although we currently maintain product liability insurance for our technologies in amounts we believe to be commercially reasonable, if the coverage limits of these insurance policies are not adequate, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows. This insurance may not provide adequate coverage against potential losses, and if claims or losses exceed our liability insurance coverage, we may go out of business. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

•	reduced resources of our management to pursue our business strategy;

•	decreased demand for products enabled by our technologies;

•	injury to our or our collaborators’ reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	initiation of investigations by regulators;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	significant costs to defend resulting litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any products using our technologies.

We depend on sophisticated information technology and infrastructure.

We rely on various information systems to manage our operations. These systems are complex and include software that is internally developed, software licensed from third parties and hardware purchased from third parties. These products may contain internal errors or defects, particularly when first introduced or when new versions or enhancements are released. Failure of these systems could have an adverse effect on our business, which in turn may materially adversely affect our operating results and financial condition.

We may incur significant costs complying with environmental, health and safety laws and regulations, and failure to comply with these laws and regulations could expose us to significant liabilities.

We use hazardous chemicals and radioactive and biological materials in our business and are subject to a variety of federal, state, local and international laws and regulations governing, among other matters, the use, generation, manufacture, transportation, storage, handling, disposal of, and human exposure to these materials both in the United States and overseas, including regulation by governmental regulatory agencies, such as the Occupational Safety and Health Administration and the U.S. Environmental Protection Agency. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with these laws and regulations.

Risks associated with our ECC business model

If we fail to maintain and successfully manage our existing, or enter into new, ECCs, we may not be able to develop and commercialize our technologies and achieve or sustain profitability.

Our ability to enter into, maintain and manage collaborations in our target markets is fundamental to the success of our business. We currently rely, and intend to rely for the foreseeable future, on our collaborators to develop products enabled by our technologies and then to manufacture, market, distribute and sell these products. We intend to enter into other strategic ECCs to produce, market and sell products enabled by the technologies that we have developed and will continue to develop. However, we may not be successful in entering into ECCs with future strategic collaborators. Any failure to enter into ECCs in our target market sectors on favorable terms could delay or hinder our ability to develop and commercialize our technologies and could increase our costs of development and commercialization.

We have entered into ECCs with strategic collaborators to develop products enabled by our technologies. There can be no guarantee that we can successfully manage these ECCs. Under the ECCs, we must use diligent efforts to carry out development activities under the ECC. The exclusivity provisions of the ECCs restrict our ability to commercialize our technologies in the designated field covered by the ECC. In most cases, the collaborator may terminate the ECC with us for any reason upon 90 days’ notice. In all cases, the ECC may be terminated if we fail to exercise diligent efforts or breach, and fail to cure, other provisions of the ECC. In addition, since our efforts to date have focused on a small number of collaborators in certain targeted sectors, our business would be adversely affected if one or more of these collaborators terminate their ECCs, fail to use our technologies or fail to develop commercially viable products enabled by our technologies.

Dependence on ECCs also will subject us to other risks, including:

•	we have relinquished important rights regarding the commercialization, marketing and distribution of products and we may disagree with our collaborators’ plans in these areas;

•	although we retain broad rights with respect to intellectual property developed under the ECCs, our collaborators have the right, under certain circumstances, to take control of the enforcement of such intellectual property;

•	we may have lower revenues than if we were to develop, manufacture, market and distribute products enabled by our technologies ourselves;

•	a collaborator could, without the use of our synthetic biology technologies, develop and market a competing product either independently or in collaboration with others, including our competitors;

•	our collaborators could be undercapitalized or fail to secure sufficient resources to fund the development and/or commercialization of the products enabled by our technologies in accordance with the ECC;

•	our collaborators could become unable or less willing to expend their resources on research and development or commercialization efforts with respect to our technologies due to general market conditions, their financial condition or other circumstances beyond our control;

•	we may be unable to manage multiple simultaneous ECCs or fulfill our obligations with respect thereto;

•	disagreements with a collaborator could develop and any conflict with a collaborator could reduce our ability to enter into future ECCs and negatively impact our relationships with one or more existing collaborators;

•	our collaborators could terminate our ECC with them, in which case, our collaborators may retain rights related to certain products, we may not be able to find another collaborator to develop different products in the field and we may not be able to develop different products in the field ourselves;

•	our business could be negatively impacted if any of our collaborators undergo a change of control to a third party who is not willing to work with us on the same terms or commit the same resources as our current collaborator; and

•	our collaborators may operate in countries where their operations could be adversely affected by changes in the local regulatory environment or by political unrest.

If any of these events occur, or if we fail to maintain our ECCs with our collaborators, we may not be able to commercialize our existing and potential technologies, grow our business or generate sufficient revenues to support our operations.

We have significant influence over certain of our collaborators who will need additional capital.

In order for many of our collaborators to execute on their business plans, such collaborators will have future capital requirements, and we may be asked to invest additional funds in such collaborators. If we fail to invest additional funds in a collaborator, such collaborator may not have sufficient capital to continue operations. One of our collaborators, ZIOPHARM Oncology, Inc., has disclosed that its cash resources are sufficient to fund its operations into the first quarter of 2014 and it has no current committed sources of additional capital. ZIOPHARM’s independent registered public accounting firm has expressed a substantial doubt about ZIOPHARM’s ability to continue as a going concern in its report on ZIOPHARM’s financial statements. ZIOPHARM has disclosed that its business is highly cash-intensive and its ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and/or achieve profitable operations, as to which no assurances can be given. We agreed under our ECC with ZIOPHARM Oncology, Inc. to purchase up to $50.0 million of ZIOPHARM common stock in conjunction with securities offerings that may be conducted by ZIOPHARM in the future, subject to certain conditions and limitations. To date, we have purchased approximately $21.0 million of ZIOPHARM common stock in such securities offerings, and our remaining potential obligation on this purchase commitment is approximately $29.0 million.

We rely on our collaborators to develop, commercialize and market products, and they may not be successful.

We depend on our collaborators to commercialize the products enabled by our technologies. If our collaborators are not able to successfully develop the products enabled by our technologies, none of our enabled products will become commercially available and we will receive no back-end payments under our ECCs. Because we do not currently and may never possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, our ability to succeed in markets we have currently targeted depends on our ability to enter into ECCs to develop and commercialize potential products. Some of our existing collaborators do not themselves have the resources necessary to commercialize products and they in turn will need to rely on additional sources of financing or third party collaborations. In addition, pursuant to our current ECCs and similar ECCs that we may enter into in the future, we have limited or no control over the amount or timing of resources that any collaborator is able or willing to devote to developing products or collaborative efforts. Any of our collaborators may fail to perform its obligations under the ECC. Our collaborators may breach or terminate their ECCs with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. If any of these events were to occur, our revenues, financial condition and results of operations could be adversely affected.

The sales process for our ECCs may be lengthy and unpredictable, and we may expend substantial funds and management effort with no assurance of successfully entering into new collaborations to commercialize our technologies.

The sales process for our ECCs may be lengthy and unpredictable. Our sales and licensing efforts may require the effective demonstration of the benefits, value, differentiation, validation of our technologies and services and significant education and training of multiple personnel and departments within the potential collaborator’s organization. Though we have made efforts to standardize our ECCs, we may be required to negotiate ECCs containing terms unique to each collaborator, which would lengthen the sales cycle. We may expend substantial funds and management effort with no assurance that we will execute an ECC or otherwise sell our technologies or services. In addition, this lengthy sales cycle makes it more difficult for us to accurately forecast revenue in future periods and may cause revenues and operating results to vary significantly in such periods.

We have entered into a limited number of ECCs to date, and we require collaborators to successfully commercialize the products enabled by our technologies.

Our success depends upon entering into ECCs with a number of collaborators across a broad spectrum of industries. There is a risk that we may not be able to demonstrate the value proposition of our technologies with enough collaborators across enough industries for us to be successful. We intend to pursue additional ECCs, but may be unable to do so on terms satisfactory to us, or at all. Our current ECCs and any new ECCs we are able to enter into in one or more of the markets we have targeted may not be successful. Moreover, because we have limited financial and managerial resources, we will be required to prioritize our application of resources to particular development efforts. Any resources we expend on one or more of these efforts could be at the expense of other potentially profitable opportunities. If we focus our efforts and resources on one or more of these markets and they do not lead to commercially viable products, our revenues, financial condition and results of operations could be adversely affected.

Many of our current collaborators have no experience producing products at the commercial scale needed for the development of their business, and they will not succeed if they cannot effectively commercialize their products.

In addition to developing products using our technologies, our collaborators must demonstrate the ability to utilize our technologies to produce desired products at the commercial scale and on an economically viable basis or they must collaborate with others to do so. The products and processes developed using our technologies may not perform as expected when applied at commercial scale, or our collaborators may encounter operational challenges for which we and they are unable to devise a workable solution. For example, contamination in the production process could decrease process efficiency, create delays and increase our collaborators’ costs. Moreover, under the terms of our ECCs, we limit the ability of our collaborators to partner their programs with third parties. We and our collaborators may not be able to scale up our production in a timely manner, if at all, even if our collaborators successfully complete product development in their laboratories and pilot and demonstration facilities. If this occurs, the ability of our collaborators to commercialize products and processes using our technologies will be adversely affected, and, with respect to any products that are brought to market, our collaborators may not be able to lower the cost of production, which would adversely affect our ability to increase the future profitability of our business.

The markets in which our collaborators are developing products using our technologies are subject to extensive regulation, and we rely on our collaborators to comply with all applicable laws and regulations.

Our technologies are used in products that are subject to extensive regulation by governmental authorities. We depend on our collaborators to comply with these laws and regulations with respect to products they produce using our technologies and we do not independently monitor whether our collaborators comply with applicable laws and regulations. If our collaborators fail to comply with applicable laws and regulations, we are subject to substantial financial and operating risks because we depend on our collaborators to produce the end products enabled by our technologies for sale, and because in many cases we have a substantial equity interest in our collaborators. These regulatory risks are extensive and include the following:

•	complying with these regulations, including seeking approvals, the uncertainty of the scope of future regulations, and the costs of continuing compliance with regulations could affect the sales and profitability of our collaborators and materially impact our operating results;

•	our business could be adversely affected if the processes used by our collaborators to manufacture their final products fail to be approved by the applicable regulatory authorities;

•	where products are subject to regulatory approval, the regulatory approval process can be lengthy, costly, time consuming and inherently unpredictable, and if our collaborators are ultimately unable to obtain regulatory approval for products using our technologies, our business will be substantially harmed;

•	even if our collaborators are able to commercialize products using our technologies, the product may become subject to post-approval regulatory requirements, unfavorable pricing regulations, third-party payor reimbursement practices or regulatory reform initiatives that could harm our business;

•	we and our collaborators conduct on-going research and development that relies on evaluations in animals, which may become subject to bans or additional regulations;

•	compliance with existing or future environmental laws and regulations could have a material adverse impact on the development and commercialization of products using our technologies; and

•	to the extent products produced using our technologies are commercialized outside the United States, they will be subject to additional laws and regulations under the jurisdictions in which such products are commercialized.

The markets in which our collaborators are developing products using our technologies are highly competitive.

The markets in which our collaborators are developing products are, and will continue to be, highly competitive, and there can be no assurance that we or our collaborators will be able to compete effectively. There are numerous companies presently in these markets that are developing products that may compete with, and could adversely affect the prices for, any products developed by our collaborators using our technologies. Many of these competitors and potential competitors are well-established companies with significant resources and experience, along with well-developed distribution systems and networks for their products, valuable historical relationships with potential customers and extensive sales and marketing programs for their products. Some of these competitors may use these resources and their market influence to impede the development and/or acceptance of the products developed by our collaborators using our technologies.

We do not believe that we have any direct competitors who provide similar technologies which fully enable the commercialization of products developed using synthetic biology across a broad spectrum of biologically based industries. However, there are companies that have competing technologies for individual pieces of our proprietary suite of complementary technologies. One portion of our proprietary technology related to DNA synthesis and assembly includes the ability to de novo synthesize DNA. The following companies are examples of companies which we believe engage in the manufacture of DNA componentry: DNA 2.0, Inc., Blue Heron Biotech, LLC and Life Technologies Corporation. Another portion of our proprietary technology includes development of fully human monoclonal antibodies. Our technology utilizes advanced methods of stimulating antibody production in naïve human B-cells in vitro (i.e., “in a test tube”) and specifically selecting those cells which produce antibodies that can bind a desired target (e.g., human toxins, tumor cells, microbial pathogens). The following companies are examples of companies which we believe engage in the manufacture of human or human-like monoclonal antibodies: AbD SeroTec (a Bio-Rad Laboratories, Inc. company), Alexion Pharmaceuticals, Inc., XOMA Corporation, Genmab US, Inc., MorphoSys AG, NovImmune SA, Société Des Systèmes Biologiques, or BIOTEM, Adimab, LLC, ProMab Biotechnologies, Inc., Abpro Labs, AIIM Therapeutics and OmniAb.

To the extent that any of our collaborators’ competitors are more successful with respect to any key competitive factor or our collaborators are forced to reduce, or are unable to raise, the price of any products enabled by our technologies in order to remain competitive, our operating results and financial condition could be materially adversely affected. Competitive pressure could arise from, among other things, safety and efficacy concerns, limited demand or a significant number of additional competitive products being introduced into a particular market, price reductions by competitors, the ability of competitors to capitalize on their economies of scale, the ability of competitors to produce or otherwise procure products similar or equivalent to those of our collaborators at lower costs and the ability of competitors to access more or newer technology than our collaborators can access (including our own).

Our right to terminate our ECCs is limited.

Generally, we do not have the right to terminate an ECC except in limited circumstances such as the collaborator’s failure to exercise diligent efforts in performing its obligations under the ECC, including its development of products enabled by our technologies, or its breach of a term of the ECC that remains uncured for a specified period of time. Moreover, each of our collaborators receives an exclusive license to use all of our technologies in a designated field, potentially in perpetuity. The collaborators we choose in particular fields may not be in the best position to maximize the value of our technologies in that field, if they are capable of commercializing any products at all. In addition, the scope of the field for a particular ECC may prove to be too broad and result in the failure to maximize the value of our technologies in that field.

Risks related to our intellectual property

Our ability to compete may decline if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights through costly litigation or administrative proceedings.

Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property in the United States and abroad for our suite of technologies and resultant products and potential products. We have adopted a strategy of seeking patent protection in the United States and abroad with respect to certain of the technologies used in or relating to our products and processes. We have also in-licensed rights to additional patents and pending patent applications in the United States and abroad. However, some of these in-licensed patents will expire as early as 2014, and some of our own patents will expire as early as 2017. We intend to continue to apply for patents relating to our technologies, methods and products as we deem appropriate.

We have strategic positioning with respect to our key technologies including patent portfolios directed to: our switch technology covering aspects of our gene switches, such as our RheoSwitch Therapeutic System®, and gene modulation systems, vectors, cells and organisms containing these switches, and their use; our activator ligand technology covering aspects of our activator ligands and their use; and our cell identification and selection technology covering aspects of our cell identification and selection platform, including our cell purification, isolation, characterization and manipulation technologies. In these portfolios, the issued U.S. patents and applications, if granted, are scheduled to expire from 2017 to 2034. We have also filed counterpart patents and patent applications in other countries, including Australia, Argentina, Brazil, Canada, China, Europe, Hong Kong, India, Indonesia, Israel, Japan, Korea, Mexico, New Zealand, Philippines, Russia, Singapore, South Africa and Taiwan. In the future we may file in these or additional jurisdictions as deemed appropriate for the protection of our technologies. In these jurisdictions, the issued patents and patent applications, if granted, are scheduled to expire from 2018 to 2032.

The enforceability of patents involves complex legal and factual questions and, therefore, the extent of enforceability cannot be guaranteed. Issued patents and patents issuing from pending applications may be challenged, invalidated or circumvented. Moreover, the United States Leahy-Smith America Invents Act, enacted in September 2011, brought significant changes to the U.S. patent system, which include a change to a “first to file” system from a “first to invent” system and changes to the procedures for challenging issued patents and disputing patent applications during the examination process, among other things. The effects of these changes on our patent portfolio and business have yet to be determined, as the final substantive provisions of the America Invents Act took effect on March 16, 2013. The United States Patent and Trademark Office, or the USPTO, only recently finalized the rules relating to these changes and the courts have yet to address the new provisions. These changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights. Additional uncertainty may result from legal precedent handed down by the United States Court of Appeals for the Federal Circuit and United States Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. Accordingly, we cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth of the claims upheld in our and other companies’ patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that we were the first to invent the inventions covered by our pending patent applications, we were the first to file patent applications for these inventions, the patents we have obtained, particularly certain patents claiming nucleic acids, proteins, or methods, are valid and enforceable, and the proprietary technologies we develop will be patentable.

In addition, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technologies, particularly in certain foreign countries where the local laws may not protect our proprietary rights as fully as in the United States. Moreover, third parties could practice our inventions in territories where we do not have patent protection. Such third parties may then try to import into the United States or other territories products, or information leading to potentially competing products, made using our inventions in countries where we do not have patent protection for those inventions. If competitors are able to use our technologies, our ability to compete effectively could be harmed. Moreover, others may independently develop and obtain patents for technologies that are similar to or superior to our technologies. If that happens, we may need to license these technologies, and we may not be able to obtain licenses on reasonable terms, if at all, which could harm our business.

We also rely on trade secrets to protect our technologies, especially in cases when we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require our employees, academic collaborators, collaborators, consultants and other contractors to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary or licensed information. If we cannot maintain the confidentiality of our proprietary and licensed technologies and other confidential information, our ability and that of our licensor to receive patent protection and our ability to protect valuable information owned or licensed by us may be imperiled. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from commercializing our technologies or impact our stock price.

Our commercial success also depends in part on not infringing patents and proprietary rights of third parties, and not breaching any licenses or other agreements that we have entered into with regard to our technologies, products and business. We cannot ensure that patents have not been issued to third parties that could block our or our collaborators’ ability to obtain patents or to operate as we would like. There may be patents in some countries that, if valid, may block our ability to make, use or sell our products in those countries, or import our products into those countries, if we are unsuccessful in circumventing or acquiring the rights to these patents. There also may be claims in patent applications filed in some countries that, if granted and valid, also may block our ability to commercialize products or processes in these countries if we are unable to circumvent or license them.

The biotechnology industry is characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many companies have employed intellectual property litigation as a way to gain a competitive advantage. Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, may divert management time from focusing on business operations and could cause us to spend significant amounts of money. Some of our competitors may have significantly greater resources and, therefore, they are likely to be better able to sustain the cost of complex patent or intellectual property litigation than we could. The uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our business or to enter into additional collaborations with others. Furthermore, any potential intellectual property litigation also could force us or our collaborators to do one or more of the following:

•	stop selling, incorporating or using products that use the intellectual property at issue;

•	obtain from the third party asserting its intellectual property rights a license to sell or use the relevant technology, which license may not be available on reasonable terms, if at all; or

•	redesign those products or processes that use any allegedly infringing technology, or relocate the operations relating to the allegedly infringing technology to another jurisdiction, which may result in significant cost or delay to us, or which could be technically infeasible.

The patent landscape in the field of synthetic biology is particularly complex. We are aware of U.S. and foreign patents and pending patent applications of third parties that cover various aspects of synthetic biology including patents that some may view as covering aspects of our technologies. In addition, there may be patents and patent applications in the field of which we are not aware. In many cases, the technologies we develop are early-stage technologies and we are and our collaborators are just beginning the process of designing and developing products using these technologies. Although we will seek to avoid pursuing the development of products that may infringe any patent claims that we believe to be valid and enforceable, we and our collaborators may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of synthetic biology and the complexities and uncertainties associated with them, third parties may allege that we or our collaborators are infringing upon patent claims even if we do not believe such claims to be valid and enforceable.

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent products using our technologies from being marketed. Any patent-related legal action against persons who license our technologies, our collaborators or us claiming damages and seeking to enjoin commercial activities relating to products using our technologies or our processes could subject us to potential liability for damages and require our licensor or us to obtain a license to continue to manufacture or market such products or any future product candidates that use our technologies. We cannot predict whether we or our licensor would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that any such products or any future product candidates or processes could be redesigned to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent our collaborators from developing and commercializing products using our technologies, which could harm our business, financial condition and operating results.

If any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention and, thus, the right to the patents for these inventions in the United States. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, an interference may result in loss of certain of our important claims.

Any litigation or proceedings could divert our management’s time and efforts. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management time, and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. Given the size of our intellectual property portfolio, compliance with these provisions involves significant time and expense. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation by extending the patent terms and obtaining data exclusivity for our technologies, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of products using our technologies, one or more of the U.S. patents we own or license may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.

Enforcing our intellectual property rights may be difficult and unpredictable.

If we were to initiate legal proceedings against a third party to enforce a patent claiming one of our technologies, the defendant could counterclaim that our patent is invalid and/or unenforceable or assert that the patent does not cover its manufacturing processes, manufacturing components or products. Proving patent infringement may be difficult, especially where it is possible to manufacture a product by multiple processes. Furthermore, in patent litigation in the United States, defendant counterclaims alleging both invalidity and unenforceability are commonplace. Although we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith, the outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity of our patent rights, we cannot be certain, for example, that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would not be able to exclude others from practicing the inventions claimed therein. Such a loss of patent protection could have a material adverse impact on our business. Even if our patent rights are found to be valid and enforceable, patent claims that survive litigation may not cover commercially valuable products or prevent competitors from importing or marketing products similar to our own, or using manufacturing processes or manufacturing components similar to those used to produce the products using our technologies.

Although we believe we have obtained assignments of patent rights from all inventors, if an inventor did not adequately assign their patent rights to us, a third party could obtain a license to the patent from such inventor. This could preclude us from enforcing the patent against such third party.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to synthetic biology. This could make it difficult for us to stop the infringement of our patents or misappropriation of our other intellectual property rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

If our technologies or products using our technologies are stolen, misappropriated or reverse engineered, others could use the technologies to produce competing technologies or products.

Third parties, including our collaborators, contract manufacturers, contractors and others involved in our business often have access to our technologies. If our technologies, or products using our technologies, were stolen, misappropriated or reverse engineered, they could be used by other parties that may be able to reproduce our technologies or products using our technologies for their own commercial gain. If this were to occur, it would be difficult for us to challenge this type of use, especially in countries with limited intellectual property protection.

Confidentiality agreements with employees and others may not adequately prevent disclosures of trade secrets and other proprietary information.

We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. We require our new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, our proprietary information may be disclosed, third parties could reverse engineer our technologies or products using our technologies and others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Risks related to AquaBounty

Because we own a majority of the issued and outstanding shares of AquaBounty, the following risk factors that are applicable to AquaBounty’s business also apply to us.

AquaBounty will need additional capital.

In order for AquaBounty to execute on its business plan as announced by its management, AquaBounty will have future capital requirements, and we may be asked to invest additional funds in AquaBounty. If we fail to invest these additional funds, we may not retain control over AquaBounty. We have been advised by the management of AquaBounty that as of June 30, 2013, AquaBounty held $3.9 million of cash and cash equivalents and had a working capital balance of $3.6 million and that these amounts will provide adequate funds for AquaBounty’s ongoing operations into the second quarter of 2014. We have no contractual obligation to provide funds to AquaBounty and therefore we do not know whether, or to what extent, we will be required to invest additional funds in AquaBounty.

There is significant uncertainty regarding regulatory approval for AquaBounty’s AquAdvantage® Salmon.

As a genetically modified animal for human consumption, AquAdvantage Salmon, or AAS, will require approval from the FDA and regulatory bodies in other countries before it can be sold. To date, there have been significant delays in the regulatory process. There is no guarantee that any approvals granted, if granted, will not be subject to onerous obligations. Any change to AAS or the development of a new product, including pursuant to our ECC, will require AquaBounty to again obtain approval from the FDA and regulatory bodies in other countries.

The regulatory approval process for commercial introduction of AAS will be based on evidence that the AAS are safe to eat and can be grown under conditions that are environmentally sound. AquaBounty is seeking regulatory approval for AAS under a New Animal Drug Application, or NADA. NADA includes all the study components required for Import Tolerance, or tolerances for unapproved new animal drugs where edible portions of animals imported into the United States may contain residues of such drugs, plus an efficacy study, a target animal safety study and a non-target environmental safety study.

Regulatory approval, under the U.S. Food, Drug and Cosmetic Act, requires the submission of studies demonstrating human food safety and consistency in the manufacturing process. From 1995 to 2010 AquaBounty submitted the results of a number of studies on the safety and manufacturing of AAS. AquaBounty completed all major submissions for its NADA for AAS with the FDA in 2010.

In September 2010, the FDA held a public meeting of its Veterinary Medicine Advisory Committee to review its findings regarding AAS. The conclusion of the committee was that AAS is indistinguishable from other farmed Atlantic salmon, is safe to eat and does not pose a threat to the environment under its conditions of use. Subsequently, the FDA initiated an environmental assessment in compliance with its obligations under the U.S. National Environmental Policy Act, which requires that all federal agencies consider the possible environmental impacts of any action which they authorize.

On December 26, 2012, the FDA published its environmental assessment for AAS, along with a Finding of No Significant Impact, in the Federal Register, confirming that an approval of the pending NADA would not have an adverse effect on the environment and opened up a 60 day period for public comment. On February 13, 2013, the FDA extended the period for public comment by an additional 60 days and the period expired on April 26, 2013.

As of September 16, 2013, AquaBounty is awaiting a report of final action by the FDA on the pending NADA. We do not know when the FDA will issue this report.

The loss of AquaBounty broodstock would result in the loss of AquaBounty’s commercial technology.

AquaBounty’s AAS intellectual property resides in the breeding population of live fish, or broodstock, themselves; destruction of AAS broodstocks by whatever means would result in the loss of the commercial technology. Live animals are subject to disease that may, in some cases, prevent or cause delay in the export of fish or eggs to customers. Disease organisms may be present undetected and transferred inadvertently. Such events may cause loss of revenue.

AquaBounty is exposed to exchange rate fluctuation.

As a consequence of the international nature of its business, AquaBounty is exposed to risks associated with changes in foreign currency exchange rates. AquaBounty is based in the United States and presents its financial statements in U.S. dollars and the majority of AquaBounty’s cash resources are held in U.S. dollars or in Canadian dollars. Some of AquaBounty’s future expenses and revenues are expected to be denominated in currencies other than in U.S. dollars. Therefore, movements in exchange rates to translate to foreign currencies may have an impact on AquaBounty’s reported results of operations, financial position and cash flows.

Risks related to owning our common stock

The price of our shares of common stock is likely to be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering in August 2013 at a price of $16.00 per share, our stock price has ranged from $20.65 to $31.44, through September 16, 2013. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	developments concerning our collaborators;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	announcements of new ECCs, significant acquisitions, strategic partnerships, joint ventures, new products, capital commitments or other events by us or our competitors;

•	the inability to establish ECCs or terminate ECCs;

•	actual or anticipated variations in our quarterly operating results;

•	failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	our cash position;

•	announcement or expectation of additional financing efforts;

•	issuances of debt or equity securities;

•	our inability to successfully enter new markets or develop additional products, whether with our collaborators or independently;

•	actual or anticipated fluctuations in our competitors’ or our collaborators’ operating results or changes in their respective growth rates;

•	fluctuations in the market value of collaborators for which we own equity interests, particularly in light of our use of equity accounting for certain of these investments;

•	sales of our shares of common stock by us, or our shareholders in the future;

•	trading volume of our shares of common stock on the New York Stock Exchange;

•	market conditions in our industry;

•	overall performance of the equity markets and general political and economic conditions;

•	introduction of new products or services by us or our competitors;

•	additions or departures of key management, scientific or other personnel;

•	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities or industry analysts;

•	changes in the market valuation of similar companies;

•	disputes or other developments related to intellectual property and other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	changes in accounting practices;

•	significant lawsuits, including patent or shareholder litigation; and

•	other events or factors, many of which are beyond our control.

Furthermore, the public equity markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our shares of common stock.

We do not anticipate paying cash dividends, and accordingly, shareholders must rely on stock appreciation for any return on their investment.

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends in the future and intend to retain all of our future earnings, if any, to finance the operations, development and growth of our business. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to shareholders. Investors seeking cash dividends should not invest in our common stock.

If securities or industry analysts do not publish research or reports, or publish inaccurate or unfavorable research or reports about our business, our share price and trading volume could decline.

The trading market for our shares of common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If no securities or industry analysts cover us, the trading price for our shares of common stock may be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our shares of common stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our share price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our shares of common stock could decrease and we could lose visibility in the financial markets, which could cause our share price and trading volume to decline.

If our executive officers, directors and largest shareholders choose to act together, they may be able to control our management and operations, acting in their own best interests and not necessarily those of other shareholders.

As of September 16, 2013, our executive officers, directors and beneficial holders of five percent or more of our outstanding stock owned approximately 65 percent of our voting stock, including shares subject to outstanding options and warrants. As a result, these shareholders, acting together, are able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, as well as our management and affairs. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders. This concentration of ownership control may:

•	delay, defer or prevent a change in control;

•	entrench our management and/or the board of directors; or

•	impede a merger, consolidation, takeover or other business combination involving us that other shareholders may desire.

We have engaged in transactions with companies in which Randal J. Kirk, our Chief Executive Officer, and his affiliates have an interest.

We have engaged in a variety of transactions with companies in which Mr. Kirk and affiliates of Mr. Kirk have an interest. Among these transactions are our ECCs with Genopaver, LLC and Fibrocell Science, Inc., our research collaboration with Biolife Cell Bank, Inc., and our licensing arrangement with Halozyme Therapeutics, Inc. We believe that each of these transactions was on terms no less favorable to us than terms we could have obtained from unaffiliated third parties, and each of these transactions was approved by at least a majority of the disinterested members of our board of directors. In addition, subsequent to our consummation of the ECCs with Oragenics, Inc., Synthetic Biologics, Inc., AmpliPhi Biosciences Corp., and Soligenix, Inc., Mr. Kirk and his affiliates invested in these companies. Furthermore, as we execute on these ECCs going forward, a conflict may arise between our interests and those of Mr. Kirk and his affiliates. It is our intention to ensure that all future transactions, if any, between us and our officers, directors, principal shareholders and their affiliates, are approved by the audit committee or a majority of the independent and disinterested members of the board of directors in accordance with our written related person transaction policy, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Randal J. Kirk controls approximately 64 percent of our common stock and is able to control or significantly influence corporate actions, which may result in Mr. Kirk taking actions contrary to the desires of our other shareholders.

We have historically been controlled, managed and principally funded by Randal J. Kirk, our Chief Executive Officer, and affiliates of Mr. Kirk. As of September 16, 2013, Mr. Kirk and shareholders affiliated with him beneficially owned approximately 64 percent of our common stock. Mr. Kirk is able to control or significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of Mr. Kirk may not always coincide with the interests of other shareholders, and he may take actions that advance his personal interests and are contrary to the desires of our other shareholders.

A significant portion of our total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. If Mr. Kirk or any of his affiliates were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. As of the date of this Quarterly Report on Form 10-Q, over 95 percent of our outstanding common stock is subject to a contractual lock-up through their original investment documents or separate agreements with the underwriters, which lock-up period ends on February 4, 2014.

In addition, as of July 15, 2013, there were 2,851,190 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. Moreover, holders of an aggregate of approximately 72,429,701 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders.

We also have registered 7,000,000 shares of common stock that we may issue under our Intrexon Corporation 2013 Omnibus Incentive Plan, or the 2013 Plan, plus the shares of common stock reserved for future issuance upon exercise of outstanding stock options under our Intrexon Corporation 2008 Equity Incentive Plan that remain unissued. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to the lock-up periods under any lock-up agreements applicable to such shares.

We are subject to anti-takeover provisions in our articles of incorporation and bylaws and under Virginia law that could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our shareholders.

Certain provisions of Virginia law, the commonwealth in which we are incorporated, and our articles of incorporation and bylaws could hamper a third party’s acquisition of us, or discourage a third party from attempting to acquire control of us. These provisions include:

•	a provision allowing our board of directors to issue preferred stock with rights senior to those of the common stock without any vote or action by the holders of our common stock. The issuance of preferred stock could adversely affect the rights and powers, including voting rights, of the holders of common stock;

•	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on at shareholder meetings;

•	the inability of shareholders to convene a shareholders’ meeting without the support of shareholders owning together 25 percent of our common stock;

•	the application of Virginia law prohibiting us from entering into a business combination with the beneficial owner of 10 percent or more of our outstanding voting stock for a period of three years after the 10 percent or greater owner first reached that level of stock ownership, unless we meet certain criteria;

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;

•	limit the manner in which shareholders can remove directors from the board;

•	require that shareholder actions must be effected at a duly called shareholder meeting and prohibit actions by our shareholders by written consent; and

•	limit who may call a special meeting of shareholder meetings.

These provisions also could limit the price that certain investors might be willing to pay in the future for shares of our common stock. In addition, these provisions make it more difficult for our shareholders, should they choose to do so, to remove our board of directors or management.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares of common stock and our share price may be more volatile.

Under the JOBS Act, emerging growth companies also can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

The financial reporting obligations of being a public company in the United States are expensive and time consuming, and may place significant additional demands on our management.

Prior to the consummation of our initial public offering in August 2013, we were not subject to public company reporting obligations in the United States. The additional obligations of being a public company in the United States require significant additional expenditures and place additional demands on our management, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the New York Stock Exchange. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” Any changes that we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

We also expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These factors also could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, particularly to serve on our audit and compensation committees, or as executive officers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On or about April 30, 2013, we sold 10,868,655 shares of our Series F preferred stock at a purchase price per share of $7.88 for an aggregate purchase price of $85,590,658 less $100,000 paid to Griffin Securities, Inc. as placement agent and $1,500,000 to White Rock Capital, Inc. as client referral fees.

Between April 1, 2013 and June 30, 2013, we granted options to purchase an aggregate of 702,571 shares of common stock, with exercise prices of $9.67 per share, to employees, directors and consultants pursuant to our 2008 Equity Incentive Plan. The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance upon Section 4(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

(b) Use of Proceeds

On August 7, 2013, our registration statement on Form S-1 (File No. 333-189853) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 11,499,998 shares of our common stock (inclusive of 1,499,999 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a price to the public of $16.00 per share for aggregate gross offering proceeds of approximately $184.0 million. J.P. Morgan Securities LLC and Barclays Capital Inc. acted as joint book-running managers. On August 13, 2013, we closed the sale of such shares, resulting in net proceeds to us of approximately $168.3 million after deducting underwriting discounts and commissions of approximately $12.9 million and other offering expenses of approximately $2.8 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus, dated August 7, 2013, and filed with the Securities and Exchange Commission on August 8, 2013 pursuant to Rule 424(b).

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Intrexon Corporation Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 15, 2013).

3.2	Bylaws of Intrexon Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed August 15, 2013).

4.1	Specimen certificate evidencing shares of common stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-189853), initially filed on July 9, 2013, as amended).

4.2	Form of Warrant to purchase shares of common stock (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-189853), initially filed on July 9, 2013, as amended).

4.3	Eighth Amended and Restated Investors’ Rights Agreement, dated March 1, 2013, by and among the Company and the holders of the Company’s preferred stock and certain holders of the Company’s common stock and Joinder thereto (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-189853), initially filed on July 9, 2013, as amended).

31.1*	Certification of Randal J. Kirk, Chairman and Chief Executive Officer (Principal Executive Officer) of Intrexon Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Rick L. Sterling, Chief Financial Officer (Principal Financial Officer) of Intrexon Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Randal J. Kirk, Chairman and Chief Executive Officer (Principal Executive Officer) of Intrexon Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Rick L. Sterling, Chief Financial Officer (Principal Financial Officer) of Intrexon Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0***	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language)).

*	Filed herewith
**	Furnished herewith.
***	XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intrexon Corporation
(Registrant)

Date: September 19, 2013	By:	/s/ Rick L. Sterling
Rick L. Sterling Chief Financial Officer (principal financial and accounting officer)