Form 10-Q/A
period 2013-06-30
INTREXON CORP
filed 2013-10-21
CIK 1356090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 16, 2013, 96,987,331 shares of common stock, no par value per share, were outstanding.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Intrexon Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certification of Randal J. Kirk, Chairman and Chief Executive Officer (Principal Executive Officer) of Intrexon Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Rick L. Sterling, Chief Financial Officer (Principal Financial Officer) of Intrexon Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Randal J. Kirk, Chairman and Chief Executive Officer (Principal Executive Officer) of Intrexon Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Rick L. Sterling, Chief Financial Officer (Principal Financial Officer) of Intrexon Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Shareholders and Total Deficit for the six months ended June 30, 2013, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Previously filed.
**	Previously furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intrexon Corporation
(Registrant)

Date: October 21, 2013	By:	/s/ Rick L. Sterling
Rick L. Sterling Chief Financial Officer (principal financial and accounting officer)