Form 10-Q
period 2014-03-31
INTREXON CORP
filed 2014-05-09
CIK 1356090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

222 Lakeview Avenue, Suite 1400

West Palm Beach, Florida 33401

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

As of May 1, 2014, 98,831,357 shares of common stock, no par value per share, were outstanding.

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

You should read this Quarterly Report on Form 10-Q, the documents that we reference in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2013 and the documents that we have filed as exhibits to our filings with the Securities and Exchange Commission completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Intrexon Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share data)	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$110,052	$49,509
Short-term investments	112,755	127,980
Receivables
Trade	695	790
Related parties	6,044	5,285
Other	680	1,282
Prepaid expenses and other	2,706	2,710

Total current assets	232,932	187,556
Long-term investments	40,212	60,581
Equity securities	168,672	141,525
Property, plant and equipment, net	18,116	16,629
Intangible assets, net	41,269	41,956
Goodwill	39,689	13,823
Investments in affiliates	5,747	6,284
Other assets	1,171	1,118

Total assets	$547,808	$469,472

Liabilities and Total Equity
Current liabilities
Accounts payable	$1,973	$1,057
Accrued compensation and benefits	2,761	5,157
Other accrued liabilities	6,481	4,217
Deferred revenue	10,939	7,793
Related party payables	58	1,605

Total current liabilities	22,212	19,829
Long term debt	1,784	1,653
Deferred revenue	91,041	65,778
Other long term liabilities	873	869

Total liabilities	115,910	88,129

Commitments and contingencies (Note 14)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of March 31, 2014 and December 31, 2013; 98,789,188 and 97,053,712 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	788,057	743,084
Accumulated deficit	(372,299)	(376,414)
Accumulated other comprehensive income	144	52

Total Intrexon shareholders’ equity	415,902	366,722

Noncontrolling interests	15,996	14,621

Total equity	431,898	381,343

Total liabilities and total equity	$547,808	$469,472

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(Amounts in thousands, except share and per share data)	2014	2013
Revenues
Collaboration revenues	$7,837	$3,864
Other revenues	17	21

Total revenues	7,854	3,885

Operating Expenses
Research and development	12,091	11,411
General and administrative	13,635	6,480

Total operating expenses	25,726	17,891

Operating loss	(17,872)	(14,006)

Other Income (Expense)
Unrealized appreciation (depreciation) in fair value of equity securities	21,922	(29,369)
Gain on previously held equity investment	—	7,415
Interest expense	(39)	(14)
Investment income	88	5
Other expense	(8)	(3)

Total other income (expense)	21,963	(21,966)
Equity in net loss of affiliates	(536)	(390)

Income (loss) before tax	3,555	(36,362)
Income tax expense	(306)	—

Net income (loss)	$3,249	$(36,362)

Net loss attributable to the noncontrolling interests	866	51

Net income (loss) attributable to Intrexon	$4,115	$(36,311)

Accretion of dividends on redeemable convertible preferred stock	—	(6,405)

Net income (loss) attributable to common shareholders	$4,115	$(42,716)

Net income (loss) attributable to common shareholders per share, basic	$0.04	$(7.54)

Net income (loss) attributable to common shareholders per share, diluted	$0.04	$(7.54)

Weighted average shares outstanding, basic	97,325,729	5,661,741
Weighted average shares outstanding, diluted	99,338,398	5,661,741

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2014	2013
Net income (loss)	$3,249	$(36,362)
Other comprehensive income (loss):
Unrealized gain on investments	69	—
Foreign currency translation adjustments	41	(17)

Comprehensive income (loss)	3,359	(36,379)

Comprehensive loss attributable to the noncontrolling interests	848	59

Comprehensive income (loss) attributable to Intrexon	$4,207	$(36,320)

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Consolidated Statements of Shareholders’ and Total Equity

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Intrexon shareholders’	Noncontrolling	Total
(Amounts in thousands, except share data)	Shares	Amount	capital	income	deficit	equity	interests	equity
Balances at December 31, 2013	97,053,712	$—	$743,084	$52	$(376,414)	$366,722	$14,621	$381,343
Stock-based compensation expense	—	—	3,712	—	—	3,712	62	3,774
Exercises of stock options	106,125	—	324	—	—	324	6	330
Contribution of services by shareholder	—	—	470	—	—	470	—	470
Shares issued to nonemployee members of the Board of Directors	13,850	—	426	—	—	426	—	426
Shares issued in private placement	972,004	—	25,000	—	—	25,000	—	25,000
Shares issued in Medistem, Inc. acquisition	643,497	—	17,452	—	—	17,452	—	17,452
Adjustments for noncontrolling interest	—	—	(2,411)	—	—	(2,411)	2,155	(256)
Net income (loss)	—	—	—	—	4,115	4,115	(866)	3,249
Other comprehensive income	—	—	—	92	—	92	18	110

Balances at March 31, 2014	98,789,188	$—	$788,057	$144	$(372,299)	$415,902	$15,996	$431,898

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2014	2013
Cash flows from operating activities
Net income (loss)	$3,249	$(36,362)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,805	1,871
Unrealized (appreciation) depreciation on equity securities	(21,922)	29,369
Amortization of discount/premium on investments	414	—
Equity in net loss of affiliates	536	390
Gain on previously held equity investment	—	(7,415)
Stock-based compensation expense	3,774	387
Contribution of services by shareholder	470	388
Shares issued to nonemployee members of the Board of Directors	426	—
Other noncash items	42	3
Changes in operating assets and liabilities:
Receivables:
Trade	92	(36)
Related parties	(759)	(3,223)
Other	(104)	18
Prepaid expenses and other	2	109
Other assets	37	42
Accounts payable	516	(66)
Accrued compensation and benefits	(2,480)	12
Other accrued liabilities	234	42
Deferred revenue	23,184	56
Related party payables	(47)	211
Other long term liabilities	10	(75)

Net cash provided by (used in) operating activities	9,479	(14,279)

Cash flows from investing activities
Maturities of investments	35,249	—
Acquisition of business, net of cash received	(4,912)	512
Investment in affiliate	(1,500)	—
Purchases of property and equipment	(2,982)	(181)
Issuances of related party notes receivable	—	(300)
Proceeds from related party notes receivable	—	500

Net cash provided by investing activities	25,855	531

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2014	2013
Cash flows from financing activities
Proceeds from issuance of Series F redeemable convertible preferred shares	—	64,409
Proceeds from issuance of shares in a private placement	25,000	—
Proceeds from issuance of subscriptions payable	—	200
Payments of capital lease obligations	(8)	(20)
Proceeds from long term debt	148	—
Proceeds from stock option exercises	330	7
Payment of stock issuance costs	(256)	(1,527)

Net cash provided by financing activities	25,214	63,069

Effect of exchange rate changes on cash and cash equivalents	(5)	—
Net increase in cash and cash equivalents	60,543	49,321

Cash and cash equivalents
Beginning of period	49,509	10,403

End of period	$110,052	$59,724

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$13	$2

Significant noncash financing and investing activities
Accretion of dividends on redeemable convertible preferred shares	$—	$6,405
Stock received as upfront consideration for collaboration agreements	5,225	2,400
Stock issued and payable in Medistem, Inc. acquisition	19,368	—

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except share and per share data)

1. Organization and Basis of Presentation

Intrexon Corporation (the “Company” or “Intrexon”) is a Virginia corporation focused on forming collaborations to create biologically based products and processes using synthetic biology. At March 31, 2014, the Company owned approximately 60% of AquaBounty Technologies, Inc. (“AquaBounty”), a biotechnology company focused on improving productivity in commercial aquaculture (Note 4), and 51% of Biological & Popular Culture, Inc. (“BioPop”) (Note 4). The Company has operations in California, Florida, Maryland, North Carolina, Virginia, and Budapest, Hungary. There have been no commercialized products derived from the Company’s collaborations to date.

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

Unaudited Financial Information

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company’s financial position as of March 31, 2014 and results of operations and cash flows for the interim periods ended March 31, 2014 and 2013. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or for any other future annual or interim period. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Revenue Recognition

The Company generates revenue through contractual agreements with collaborators (known as exclusive channel collaborations, “ECC” or “ECCs”) whereby the collaborators obtain exclusive access to the Company’s proprietary technologies for use in the research, development and commercialization of products and/or treatments in a contractually specified field of use. Generally, the terms of these collaborative agreements provide that the Company receives some or all of the following: (i) upfront payments upon consummation of the agreement, (ii) reimbursements for costs incurred by the Company for research and development and/or manufacturing efforts related to specific application provided for in the agreement, (iii) milestone payments upon the achievement of specified development, regulatory and commercial activities, and (iv) royalties on sales of products arising from the collaboration.

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

The Company has research and development arrangements with third parties that include upfront and milestone payments. At March 31, 2014 and December 31, 2013, the Company had research and development commitments with third parties totaling $2,570 and $2,445, respectively, of which $906 and $957, respectively, had not yet been incurred. The commitments are generally cancellable by the Company at any time upon written notice.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. The Company believes that it mitigates its risk by investing in or through major financial institutions with high quality credit ratings. Recoverability of investments is dependent upon the performance of the issuer. At March 31, 2014 and December 31, 2013, the Company had cash equivalent investments in highly liquid money market accounts at major financial institutions of $93,372 and $43,733, respectively.

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

Equity Securities

The Company holds equity securities received and/or purchased from certain collaborators. Other than investments accounted for using the equity method, the Company elected the fair value option to account for its equity securities held in these collaborators. These equity securities are recorded at fair value at each reporting date and are subject to market price volatility. Unrealized gains and losses resulting from fair value adjustments are reported in the consolidated statement of operations. The fair value of these equity securities is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these collaborators. These equity securities are classified as noncurrent in the consolidated balance sheet since the Company does not intend to sell these equity securities within one year. The Company has not sold any of these equity securities to date.

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

Concentrations of Risk

Due to the Company’s mix of fixed and variable rate securities holdings, the Company’s investment portfolio is susceptible to changes in interest rates. As of March 31, 2014, gross unrealized losses on the Company’s investments were not material. From time to time, the Company may liquidate some or all of its investments to fund operational needs or other activities, such as capital expenditures or business acquisitions. Depending on which investments the Company liquidates to fund these activities, the Company could recognize a portion, or all, of the gross unrealized losses.

Equity Method Investments

Through March 15, 2013, the Company accounted for its investment in AquaBounty using the equity method of accounting since the Company had the ability to exercise significant influence, but not control, over the operating activities of AquaBounty. The excess of the investment over the Company’s pro-rata share of AquaBounty’s net assets represented identifiable intangible assets and equity-method goodwill. On March 15, 2013, the Company acquired additional ownership interests in AquaBounty which resulted in the Company gaining control over AquaBounty, thereby requiring consolidation effective on that date (Note 4).

The Company has entered into three strategic joint ventures (Note 5). The Company accounts for its investments in these joint ventures using the equity method of accounting since the Company has the ability to exercise significant influence, but not control, over the operating activities of these entities.

The Company determined that it has significant influence over two of its collaborators, Ziopharm Oncology, Inc. (“Ziopharm”) and Oragenics, Inc. (“Oragenics”), as of March 31, 2014 and December 31, 2013, based on its ownership interests, representation on the board of directors of the collaborators and other qualitative factors. The Company accounts for its investments in Ziopharm and Oragenics using the fair value option. The fair value of the Company’s equity securities of Ziopharm was $75,068 and $71,134 as of March 31, 2014 and December 31, 2013, respectively, and is included as equity securities in the respective consolidated balance sheets. The Company’s ownership percentage of Ziopharm is 16.3% and 16.4% at March 31, 2014 and December 31, 2013, respectively. Unrealized appreciation (depreciation) in the fair value of the Company’s equity securities held in Ziopharm was $3,934 and $(31,532) for the three months ended March 31, 2014 and 2013, respectively. Summarized unaudited financial information for Ziopharm for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,
	2014	2013
Revenues	$200	$200
Operating expenses	9,984	23,783

Loss from operations	(9,784)	(23,583)
Other	73	10,784

Net loss	$(9,711)	$(12,799)

In September 2013, the Company increased its investment in Oragenics, upon which the Company concluded it had significant influence over the operations of Oragenics. The fair value of the Company’s equity securities of Oragenics was $22,871 and $22,161 as of March 31, 2014 and December 31, 2013, respectively, and is included as equity securities in the respective consolidated balance sheets. The Company’s ownership interest in Oragenics was 24.5% and 24.6% at March 31, 2014 and December 31, 2013. Unrealized appreciation in the fair value of the Company’s equity securities held in Oragenics was $710 and $2,893 for the three months ended March 31, 2014 and 2013. Summarized unaudited financial information for Oragenics for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,
	2014	2013
Revenues, net	$215	$176
Gross profit	135	112
Loss from operations	(1,649)	(1,736)
Net loss	$(1,641)	$(1,590)

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

As of March 31, 2014 and December 31, 2013, the Company determined that one of its collaborators, Genopaver, LLC (“Genopaver”), was a VIE. The Company was not the primary beneficiary for this entity since it did not have the power to direct the activities that most significantly impact the economic performance of the VIE. As of March 31, 2014, the Company determined that Intrexon Energy Partners was a VIE. The Company was not the primary beneficiary for this entity since it did not have the power to direct the activities that most significantly impact the economic performance of the VIE.

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

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized (Notes 3 and 10). Goodwill is reviewed for impairment at least annually. The Company performs a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting unit is greater than the carrying amount, the two-step goodwill impairment test is not required.

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

Intangible Assets

Intangible assets subject to amortization consist of patents and related technologies acquired as a result of mergers and acquisitions (Note 3). These intangible assets are subject to amortization and were recorded at fair value at the date of acquisition and are stated net of accumulated amortization. Indefinite-lived intangible assets consist of in-process research and development acquired in a step acquisition (Note 4) and was recorded at fair value at the date of the step acquisition.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into United States dollars at the exchange rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in the consolidated statement of comprehensive income (loss). Revenue and expense amounts are translated at average rates during the period.

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

Net Income (Loss) per Share

For the three months ended March 31, 2013, basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same for the three months ended March 31, 2013.

For the three months ended March 31, 2014, basic net income per share is calculated by dividing net income attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method.

Segment Information

The Company has determined that it operates as one segment. The Company uses synthetic biology for the creation of distinct products developed in collaboration with third parties. For the three months ended March 31, 2014 and 2013, all of the Company’s revenues are derived in the United States of America. As of March 31, 2014 and December 31, 2013, substantially all of the Company’s assets are located in the United States of America. As of March 31, 2014, the Company has $1,616 of property and equipment in Hungary.

Reclassifications

Certain insignificant reclassifications have been made to the prior interim period consolidated financial statements to conform to the current interim period presentation.

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

3. Mergers and Acquisitions

Medistem Acquisition

On March 6, 2014, the Company acquired 100% of the outstanding common stock and securities convertible into common stock of California-based Medistem, Inc. (“Medistem”), a pioneer in the development of Endometrial Regenerative Cells (“ERCs”), for a combination of cash and Company common stock. The acquisition allows the Company to employ its synthetic biology platforms to engineer a diverse array of cell-based therapeutic candidates using Medistem’s multipotent ERCs. Pursuant to the terms of the merger agreement, Medistem equity holders were entitled to receive 714,144 shares of the Company’s common stock and $4,920 in cash in exchange for the outstanding Medistem common stock and securities convertible into common stock. Additionally, Medistem had issued the Company two promissory notes in the amount of $707, including accrued interest, which was settled with the closing of the merger. The results of Medistem’s operations subsequent to March 6, 2014 have been included in the consolidated financial statements.

The fair value of the total consideration transferred was $24,995. The acquisition date fair value of each class of consideration transferred was as follows:

Cash	$4,920
Common shares	19,368
Settlement of promissory notes	707

$24,995

The fair value of the shares of the Company’s common stock issued was based on the quoted closing price of the Company’s common stock on March 6, 2014. The preliminary estimated fair value of assets acquired and liabilities assumed at the acquisition date is shown below:

Cash	$8

Total assets acquired	8

Accounts payable	644
Accrued compensation and benefits	85
Other accrued expenses	150

Total liabilities assumed	879

Net liabilities assumed	(871)
Goodwill	25,866

Total consideration	$24,995

The fair value of assets acquired and liabilities assumed at the acquisition date are considered preliminary and is subject to revision when the identification and valuation of intangible assets is finalized upon receipt of the final valuation report from a third party valuation expert. The Company expects substantially all of the excess purchase price over net liabilities assumed to be allocated to goodwill due to buyer-specific synergies between the Company’s and Medistem’s technologies present and, as such, has initially included the excess as goodwill in the table above. The goodwill is not expected to be deductible for tax purposes.

As of March 31, 2014, the Company has incurred $661 of acquisition related costs, of which $291 is included in general and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2014.

The results of operations of Medistem are included in the consolidated statement of operations beginning on the day after the acquisition date. The following unaudited condensed pro forma financial information for the three months ended March 31, 2014 and 2013 is presented as if the acquisition had been consummated on January 1, 2013:

	Three months ended March 31,
	2014	2013
	Pro forma
Revenues	$7,837	$3,976
Income (loss) before tax	2,973	(36,631)
Net income (loss)	2,667	(36,631)

Net loss attributable to the noncontrolling interests	866	51

Net income (loss) attributable to Intrexon	3,533	(36,580)

Accretion of dividends on redeemable convertible preferred stock	—	(6,405)

Net income (loss) attributable to common shareholders	$3,533	$(42,985)

4. Consolidated Majority-Owned Subsidiaries

AquaBounty

On November 16, 2012, the Company acquired 48,631,444 shares of AquaBounty common stock, representing 47.56% of the then outstanding shares of AquaBounty, for $6,000 through a definitive purchase agreement with an existing AquaBounty shareholder and its affiliate. On November 29, 2012, the Company executed a promissory note purchase agreement (“promissory note”) with AquaBounty. The promissory note allowed for the Company to loan up to $500 to AquaBounty. Draws on the promissory note by AquaBounty accrued annual interest of 3% and matured no later than May 28, 2013. Between December 2012 and February 2013, AquaBounty drew $500 on the promissory note. On March 15, 2013, AquaBounty repaid the $500 promissory note plus accrued interest.

On March 15, 2013, the Company acquired 18,714,814 shares of AquaBounty for $4,907 in a private subscription offering, thereby increasing the Company’s ownership in AquaBounty to 53.82%, resulting in the Company consolidating AquaBounty pursuant to the step acquisition guidance in ASC 805. The Company recognized a gain of $7,415 to account for the difference between the carrying value and the fair value of the previously held 47.56% equity interest. The fair value of the consideration transferred included:

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

	Initial estimated fair value	Adjustments	Adjusted fair value
Cash	$5,419	$—	$5,419
Short-term investments	14	—	14
Trade receivables	4	—	4
Other receivables	9	—	9
Prepaid expenses and other	200	—	200
Property, plant and equipment	1,241	—	1,241
Intangible assets	14,900	—	14,900
Other assets	22	—	22

Total assets acquired	21,809	—	21,809

Accounts payable	156	—	156
Accrued compensation	94	—	94
Other accrued liabilities	395	—	395
Long term debt	2,199	(845)	1,354

Total liabilities assumed	2,844	(845)	1,999

Net assets acquired	18,965	845	19,810
Goodwill	13,846	(845)	13,001

Total consideration	$32,811	$—	$32,811

The fair value of acquired intangible assets was determined using the multi-period excess earnings method, a variation of the income approach that estimates the value of an intangible asset equal to the present value of the incremental after-tax cash flows attributable to the intangible asset. The acquired intangible assets consist of in-process research and development until regulatory approval is obtained, at which point the intangible assets will be accounted for as definite lived intangible assets and amortized over the expected useful life of fifteen years. The goodwill represents future revenue opportunities and the potential for expansion of AquaBounty products and is not expected to be deductible for tax purposes.

The results of operations of AquaBounty are included in the consolidated statement of operations beginning on the acquisition date. The following unaudited condensed pro forma financial information for the three months ended March 31, 2013 is presented as if the acquisition had been consummated on January 1, 2012:

Three months Ended March 31, 2013
Pro forma
Revenues	$3,885
Net loss	(44,214)

Net loss attributable to noncontrolling interest	433

Net loss attributable to Intrexon	(43,781)

Accretion of dividends on redeemable convertible preferred stock	(6,405)

Net loss attributable to Intrexon common shareholders	$(50,186)

The pro forma net loss for the three months ended March 31, 2013 excludes the $7,415 non-recurring gain on remeasurement of the Company’s previously held investment in AquaBounty.

On March 20, 2014, the Company acquired 19,040,366 additional shares of AquaBounty common stock for $10,000 in a private subscription offering, thereby increasing the Company’s aggregate ownership in AquaBounty to 59.85% upon closing.

See Note 6 for a discussion of the Company’s ECC with AquaBounty.

BioPop

On October 1, 2013, the Company paid $1,300 to acquire 51% of the outstanding common stock of BioPop, and effective on that date, the Company began consolidating BioPop in its consolidated results of operations and financial position pursuant to ASC

805, Business Combinations (“ASC 805”). In connection with the transaction, the Company recorded goodwill of $822 and intangible assets of $430. The intangible assets consist of acquired technology and are being amortized over the expected useful life of four years.

5. Investments in Joint Ventures

Intrexon Energy Partners

On March 26, 2014, the Company and certain investors (the “Investors”), including an affiliate of Third Security, LLC (“Third Security”), entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners, a joint venture formed to optimize and scale-up the Company’s gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. The Company contributed technology for a 50% membership interest in Intrexon Energy Partners. The Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Intrexon has committed to make additional capital contributions of up to $25,000, and the Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners’ Board of Managers (the “IEP Board”) and subject to certain limitations. The Company and the Investors have the right, but not the obligation, to make additional capital contributions above these limits when and if solicited by the IEP Board.

Intrexon Energy Partners is governed by the IEP Board which has five members. Two members of the IEP Board are designated by the Company and three members of the IEP Board are designated by a majority of the Investors.

See discussion of the Company’s ECC with Intrexon Energy Partners at Note 6. See discussion of a concurrent private placement securities purchase made by the Investors at Note 12.

OvaXon

On December 18, 2013, the Company and OvaScience entered into a Limited Liability Company Agreement (“OvaXon LLC Agreement”) which governs the affairs and conduct of business of OvaXon, a joint venture to create new applications for improving human and animal health. OvaXon leverages experience and technology from both the Company and OvaScience. Both the Company and OvaScience made an initial capital contribution of $1,500 in January 2014 for a 50% membership interest in OvaXon. In cases in which the board of managers of OvaXon (“OvaXon Board”) determines that additional capital contributions are necessary in order for OvaXon to conduct business and comply with its obligations under the ECC (Note 6), each of the Company and OvaScience have the right, but not the obligation, to make additional capital contributions to OvaXon subject to the OvaXon LLC Agreement.

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

As of March 31, 2014 OvaXon had total assets of $2,995 and total liabilities of $190. OvaXon incurred a net loss of $194 for the three months ended March 31, 2014. The Company’s investment in OvaXon was $1,403 as of March 31, 2014.

S & I Ophthalmic

On September 30, 2013, the Company and Sun Pharmaceutical Subsidiary entered into a Limited Liability Company Agreement (“Sun LLC Agreement”) which governs the affairs and the conduct of business of S & I Ophthalmic, a joint venture to develop therapies for the treatment of ocular diseases. S & I Ophthalmic leverages experience and technology from both the Company and Sun Pharmaceutical. Both the Company and Sun Pharmaceutical Subsidiary made an initial capital contribution of $5,000 in October 2013 for a 50% membership interest in S & I Ophthalmic. In cases in which the board of managers of S & I Ophthalmic (“S & I Board”) determines that additional capital contributions are necessary in order for S & I Ophthalmic to conduct business and comply with its obligations under the ECC (Note 6), each of the Company and Sun Pharmaceutical Subsidiary have committed to making additional capital contributions to S&I Ophthalmic subject to certain limits defined in the agreement. Each has the right, but not the obligation, to make additional capital contributions above the defined limits when and if solicited by the S & I Board.

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

As of March 31, 2014 and December 31, 2013, S & I Ophthalmic had total assets of $9,231 and $9,850, respectively, and total liabilities of $542 and $283, respectively. S & I Ophthalmic incurred a net loss of $878 for the three months ended March 31, 2014. The Company’s investment in S & I Ophthalmic was $4,345 and $4,784 as of March 31, 2014 and December 31, 2013, respectively.

6. Collaboration Revenue

The Company’s collaborations provide for multiple deliverables to be delivered by the Company and typically include a license to the Company’s technology platforms, participation in collaboration committees, performance of certain research and development services and may include obligations for certain manufacturing services. The Company groups these deliverables into two units of accounting based on the nature of the deliverables and the separation criteria. The first deliverable (“Unit of Accounting 1”) includes the license to the Company’s technology platform, the Company’s participation on the collaboration committees and any research and development services associated with its technology platforms. The deliverables for Unit of Accounting 1 are combined because they cannot be individually separated. The second deliverable (“Unit of Accounting 2”) includes manufacturing services to be provided for any Company materials in an approved product. These services have standalone value and are contingent due to uncertainties on whether an approved product will ever be developed thereby requiring manufacture by the Company at that time. As VSOE and third party evidence of selling price is not available or practical, the BESP for each unit of accounting is determined using a historical cost approach due to the early stage of development of the Company’s technology. In establishing BESP for Unit of Accounting 1, the Company uses the accumulated costs incurred as of the collaboration by the Company on its technology platform licensed to the collaborator to approximate the cost to recreate the deliverables included in this unit of accounting. All upfront consideration is allocated to Unit of Accounting 1. Unit of Accounting 2 is determined to be a contingent deliverable at the inception of the collaboration due to the uncertainties surrounding whether an approved product will ever be developed and require manufacturing by the Company. The upfront consideration allocated to Unit of Accounting 1 is recognized over the expected life of the Company’s technology platform using a straight-line approach.

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

The Company determines whether collaborations are individually “significant” for disclosure based on a number of factors, including total revenue recorded by the Company pursuant to the collaboration, collaborators either consolidated or accounted for using the equity method, or other qualitative factors. The following table summarizes the amounts recorded in the consolidated statements of operations for each significant collaboration for the three months ended March 31, 2014 and 2013.

	Three months ended March 31, 2014
	Collaboration revenue recognized from upfront and milestone payments	Collaboration revenue recognized from research and development services	Total
ZIOPHARM Oncology, Inc.	$644	$2,036	$2,680
Synthetic Biologics, Inc.	162	197	359
Oragenics, Inc.	262	533	795
Fibrocell Science, Inc.	448	862	1,310
Genopaver, LLC	69	421	490
S & I Ophthalmic, LLC	—	879	879
OvaXon, LLC	—	169	169
Other	297	858	1,155

Total	$1,882	$5,955	$7,837

	Three months ended March 31, 2013
	Collaboration revenue recognized from upfront and milestone payments	Collaboration revenue recognized from research and development services	Total
ZIOPHARM Oncology, Inc.	$644	$1,430	$2,074
Synthetic Biologics, Inc.	195	375	570
Oragenics, Inc.	137	379	516
Fibrocell Science, Inc.	158	430	588
Other	3	113	116

Total	$1,137	$2,727	$3,864

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

See Note 15 for further discussion related to Ziopharm.

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

On August 6, 2012, the Company entered into its second worldwide ECC with Synthetic Biologics. Pursuant to this ECC, at the transaction effective date, Synthetic Biologics received a license to the Company’s technology platform within a second designated field (“Field Two”). Upon Synthetic Biologics’ shareholders’ approval on October 5, 2012, the Company received a technology access fee of 3,552,210 shares of Synthetic Biologics common stock valued at $7,815 as upfront consideration. Upon the filing by Synthetic Biologics of an investigational new drug application with the U.S. Food and Drug Administration (“U.S. FDA”), the Company will receive cash or common stock at the option of Synthetic Biologics valued at $2,000. Upon the first to occur of either the first commercial sale of a product developed under the ECC or the granting of regulatory approval of a product developed under the ECC, the Company will receive cash or common stock at the option of Synthetic Biologics valued at $3,000. The ECC initially targets three infectious diseases and Synthetic Biologics may elect to target up to five more infectious diseases by paying the Company a field expansion fee of $2,000 in either cash or common stock for each additional infectious disease selected. The Company receives reimbursement payments for research and development services provided pursuant to the agreement and manufacturing services for preclinical Company materials provided to Synthetic Biologics during the ECC. The Company has the option to propose, and Synthetic Biologics can select, the Company to be the bulk manufacturer of products developed from the ECC. On a quarterly basis, Synthetic Biologics will pay the Company royalties with percentages ranging from upper-single digits to lower double digits of net sales of products developed from the ECC. Synthetic Biologics is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization and manufacturing of the product candidates. The term of the ECC commenced on August 6, 2012 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Synthetic Biologics upon 90 days written notice to the Company provided that no voluntary termination by Synthetic Biologics can be made during the first 18 months of the ECC.

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

Oragenics Collaborations

Effective June 5, 2012, the Company entered into a worldwide ECC with Oragenics, a publicly traded company focused on becoming the world leader in novel antibiotics against infectious disease and probiotics for oral health for humans and pets. Pursuant to the ECC, at the transaction effective date, Oragenics received a license to the Company’s technology platform within the field of lantibiotics for the treatment of infectious diseases in humans and companion animals as defined more specifically in the agreement. Upon execution of the ECC, the Company received a technology access fee of 4,392,425 shares of Oragenics’ common stock valued at $6,588 as upfront consideration. The Company is entitled to receive additional shares of common stock, or at Oragenics’ option, receive a cash payment based upon the fair market value of the shares, upon the separate achievement of certain regulatory milestones of the first product candidate developed from the ECC (“Oragenics ECC 1 Milestones”). The Oragenics ECC 1 Milestones include: (i) 1% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the filing of the first Investigative New Drug Application with the U.S. FDA for a product candidate created, produced or developed using the Company’s technology (“Oragenics

ECC 1 Product”); (ii) 1.5% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the dosing of the first patient in the first Phase II clinical trial of an Oragenics ECC 1 Product; (iii) 2% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the dosing of the first patient in the first Phase III clinical trial of an Oragenics ECC 1 Product; (iv) 2.5% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the first New Drug Application or Biologics License Application with the U.S. FDA for an Oragenics ECC 1 Product, or alternatively the first equivalent regulatory filing with a foreign agency; and (v) 3% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the granting of the first regulatory approval of an Oragenics ECC 1 Product. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Oragenics during the ECC. Oragenics will pay the Company 25% of the quarterly profits derived from the sale of products developed from the ECC.

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

See Note 15 for further discussion related to Oragenics.

Fibrocell Science, Inc. Collaboration

Effective October 5, 2012, the Company entered into an ECC with Fibrocell Science, Inc. (“Fibrocell”), a publicly traded, autologous cellular therapeutic company focused on the development of innovative products for aesthetic, medical and scientific applications. Pursuant to the ECC, at the transaction effective date, Fibrocell received a license to the Company’s technology platform to develop and commercialize genetically modified and non-genetically modified autologous fibroblasts and autologous dermal cells in the United States of America. Upon execution of the ECC, the Company received a technology access fee of 1,317,520 shares of Fibrocell’s common stock valued at $7,576 as upfront consideration. The number of shares received reflects a 1-for-25 reverse stock split of Fibrocell’s common stock effective April 30, 2013. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Fibrocell during the ECC. On a quarterly basis, Fibrocell will pay the Company royalties of 7% of net sales up to $25,000 and 14% of net sales above $25,000 on each product developed from the ECC. If Fibrocell uses the Company’s technology platform to improve the production of a current or new Fibrocell product not developed from the ECC, Fibrocell will pay the Company a quarterly royalty equal to 33% of the cost of goods sold savings generated by the improvement. Fibrocell is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization and manufacturing of the product candidates. The term of the ECC commenced on October 5, 2012 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Fibrocell upon 90 days written notice to the Company.

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

Effective January 10, 2014, the Company entered into a second amendment to the ECC with Fibrocell. The second amendment further expanded the field of use defined in the ECC agreement. Under the terms of the second amendment to the ECC, the Company received 1,024,590 shares of Fibrocell’s common stock valued at $5,225 as a technology access fee. The Company allocated this additional consideration to the appropriate unit of accounting and is recognizing it consistent with the unit of accounting.

See Note 15 for further discussion related to Fibrocell.

Genopaver Collaboration

Effective March 29, 2013, the Company entered into a worldwide ECC with Genopaver, a limited liability company formed by affiliates of Third Security (Note 15). Genopaver was formed for the purpose of entering into the ECC and developing and commercializing products in the field of the fermentative production of alkaloids through genetically modified cell-lines and substrate feeds for use as active pharmaceutical ingredients or as commercially sold intermediates in the manufacture of active pharmaceutical ingredients. Upon execution of the ECC, the Company received a technology access fee of $3,000 as upfront consideration. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC. Genopaver will pay the Company a royalty as a percentage in the lower-double digits on the quarterly gross profits of product sales from products developed under the ECC. Genopaver is responsible for the development and commercialization of the product candidates. The term of the ECC commenced on March 29, 2013 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Genopaver upon 90 days written notice to the Company.

AquaBounty Collaboration

On February 14, 2013, the Company entered into an ECC with AquaBounty. The Company will be reimbursed for research and development services as provided for in the ECC agreement. In the event of product sales from a product developed from the ECC, the Company will receive 16.66% of quarterly gross profits for each product. All revenues and expenses related to this ECC are eliminated in consolidation (Note 4).

S & I Ophthalmic Collaboration

On September 30, 2013, the Company entered into a worldwide ECC with S & I Ophthalmic, LLC (“S & I Ophthalmic”), a joint venture between the Company and an indirect subsidiary (“Sun Pharmaceutical Subsidiary”) of Sun Pharmaceutical Industries Ltd. (“Sun Pharmaceutical”), an international specialty pharmaceutical company focused on chronic diseases (Note 5). The ECC grants S & I Ophthalmic an exclusive worldwide license to the Company’s technology platform to develop and commercialize therapies in humans for the treatment of ocular diseases defined more specifically in the agreement. The Company will be reimbursed for research and development services and manufacturing services as provided for in the ECC agreement. Subject to certain expense allocations, S & I Ophthalmic will pay the Company royalties with percentages ranging from mid-single digits and above of the net sales derived from the sale of products developed under the ECC.

BioPop Collaboration

On October 1, 2013, the Company entered into a worldwide ECC with BioPop. The ECC grants BioPop an exclusive, worldwide license to the Company’s technology platform to develop and commercialize artwork, children’s toys and novelty goods that are derived from living organisms or are enabled by synthetic biology. The Company will be reimbursed for research and development services and manufacturing services as provided for in the ECC agreement. The Company is entitled to royalties in the mid-single digits as a percentage of the net product sales of a product developed under the ECC. All revenues and expenses related to this ECC are eliminated in consolidation (Note 4).

OvaXon Collaboration

On December 18, 2013, the Company entered into a worldwide ECC with OvaXon, LLC (“OvaXon”), a joint venture between the Company and OvaScience Inc. (“OvaScience”), a life sciences company focused on infertility treatments (Note 5). The ECC grants OvaXon an exclusive, worldwide license to the Company’s technology platform to create new applications for improving human and animal health. OvaScience also licensed certain technology to OvaXon pursuant to a separate license agreement. The Company will be reimbursed for research and development services and manufacturing services as provided for in the ECC agreement.

Intrexon Energy Partners Collaboration

On March 26, 2014, the Company entered into a worldwide ECC with Intrexon Energy Partners, LLC, (“Intrexon Energy Partners”) a joint venture between the Company and certain investors, including an affiliate of Third Security (Note 5). The ECC grants Intrexon Energy Partners an exclusive, worldwide license to the Company’s technology platform to optimize and scale-up the Company’s gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. Upon execution of the ECC, the Company received a technology access fee of $25,000 as upfront consideration. The Company will be reimbursed for research and development services as provided for in the ECC agreement.

Deferred Revenue

Deferred revenue primarily consists of consideration received for upfront and milestone payments in connection with the Company’s collaborations and prepayments for research and development services performed for collaborators pursuant to the terms of the collaborations. Deferred revenue consists of the following:

	March 31, 2014	December 31, 2013
Upfront and milestone payments	$100,750	$72,207
Prepaid research and development services	1,216	1,319
Other	14	45

Total	$101,980	$73,571

Current portion of deferred revenue	$10,939	$7,793
Long-term portion of deferred revenue	91,041	65,778

Total	$101,980	$73,571

7. Short-term and Long-term Investments

The Company’s investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of March 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$148,861	$91	$(1)	$148,951
Commercial paper	1,999	—	—	1,999
Certificates of deposit	2,017	—	—	2,017

Total	$152,877	$91	$(1)	$152,967

For more information on our method for determining the fair value of our assets, see Note 2 – “Fair Value of Financial Instruments”.

The estimated fair value of available-for-sale investments classified by their contractual maturities as of March 31, 2014 was as follows:

Due within one year	$112,755
After one year through two years	40,212

Total	$152,967

Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company’s investments were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and have been in a loss position for less than 12 months.

As of March 31, 2014, the Company did not consider any of its investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company’s ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.

8. Fair Value Measurements

The carrying amount of cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at March 31, 2014:

	Quoted prices in active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	March 31, 2014
Assets
U.S. government debt securities (Note 7)	$—	$148,951	$—	$148,951
Commercial paper (Note 7)	—	1,999	—	1,999
Certificates of deposit (Note 7)	—	2,017	—	2,017
Equity securities (Note 6)	134,474	34,198	—	168,672

	$134,474	$187,165	$—	$321,639

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at December 31, 2013:

	Quoted prices in active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	December 31, 2013
Assets
U.S. government debt securities (Note 7)	$—	$178,299	$—	$178,299
Commercial paper (Note 7)	—	7,997	—	7,997
Certificates of deposit (Note 7)	—	2,265	—	2,265
Equity securities (Note 6)	110,297	31,228	—	141,525

	$110,297	$219,789	$—	$330,086

Financial liabilities measured on a recurring basis were not significant at March 31, 2014 and December 31, 2013.

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

There were no transfers between levels of the fair value hierarchy in the three months ended March 31, 2014 and 2013.

9. Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	March 31, 2014	December 31, 2013
Land	$55	$55
Building	945	945
Furniture and fixtures	951	876
Lab equipment	24,199	22,275
Leasehold improvements	5,366	5,147
Computer hardware	3,361	3,286
Construction in progress	338	314
Software	1,289	1,008

	36,504	33,906
Less: Accumulated depreciation and amortization	(18,388)	(17,277)

Property, plant and equipment, net	$18,116	$16,629

Depreciation expense was $1,118 and $1,146 for the three months ended March 31, 2014 and 2013, respectively.

10. Goodwill and Intangible Assets, net

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows:

Balance as of December 31, 2013	$13,823
Acquisitions	25,866

Balance as of March 31, 2014	$39,689

No goodwill or accumulated impairment losses existed as of March 31, 2014 and December 31, 2013.

Intangible assets consist of the following at March 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents and related technologies	$34,772	$(8,403)	$26,369
In-process research and development	14,900	—	14,900

Total	$49,672	$(8,403)	$41,269

No in-process research and development or accumulated impairment losses existed as of March 31, 2014.

Intangible assets consist of the following at December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents and related technologies	$34,772	$(7,716)	$27,056
In-process research and development	14,900	—	14,900

Total	$49,672	$(7,716)	$41,956

No in-process research and development or accumulated impairment losses existed as of December 31, 2013.

Amortization expense was $687 and $725 for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, the weighted average useful life for patents and related technology was 12.3 years.

11. Income Taxes

Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company’s annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. For the three months ended March 31, 2014, the Company had taxable income of approximately $15,300, which, after offset by available loss carryforwards, resulted in $306 of current tax expense due to the corporate alternative minimum tax. The associated deferred tax asset is offset by a valuation allowance due to the Company’s history of net losses combined with an inability to confirm recovery of the tax benefits of the Company’s losses and other net deferred tax assets. For the three months ended March 31, 2013, there is no income tax benefit recognized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the Company’s history of net losses incurred from inception, no deferred income tax benefit has been recorded and the corresponding deferred tax assets have been fully reserved as the Company cannot sufficiently be assured that these deferred tax assets will be realized.

At March 31, 2014, the Company has loss carryforwards for federal income tax purposes of approximately $235,400 available to offset future taxable income and federal and state research and development tax credits of approximately $7,000, prior to consideration of annual limitations that may be imposed under Section 382. These carryforwards will begin to expire in 2022. Of these loss carryforwards, approximately $4,300 relate to benefits from stock compensation deductions that will be recorded as a component of paid-in capital when realized.

12. Shareholders’ Equity

On March 26, 2014 and concurrent with the formation of Intrexon Energy Partners, the Company entered into securities purchase agreements with each of the Investors in Intrexon Energy Partners for the private placement of 972,004 shares of the Company’s common stock at a price per share of $25.72 for gross proceeds of $25,000. Each Investor purchased an amount proportionate to its investment in Intrexon Energy Partners, including 243,001 shares, or $6,250, purchased by an affiliate of Third Security (Note 15).

13. Stock Option Plans

Intrexon Stock Option Plan

The Company records the fair value of stock options issued to employees and non-employees as of the grant date as stock-based compensation expense. Stock-based compensation expense for employees and non-employees is recognized over the requisite service period, which is typically the vesting period. Stock-based compensation cost that has been included in research and development expenses and general and administrative expenses amounted to $327 and $3,370, respectively, for the three months ended March 31, 2014, and $152 and $255, respectively, for the three months ended March 31, 2013.

On April 18, 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for employees and nonemployees pursuant to which the Company’s board of directors may grant share based awards to officers, key employees and nonemployees. During 2011, the 2008 Plan was amended to increase the number of authorized awards under the 2008 plan from 2,857,142 to 5,714,285. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the “2013 Plan”), no new awards may be granted under the 2008 Plan. As of March 31, 2014, there are 2,352,387 stock options outstanding under the 2008 Plan.

On July 26, 2013, the Company adopted the 2013 Plan for employees and nonemployees pursuant to which the Company’s board of directors may grant share based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors and nonemployee directors. The 2013 Plan became effective upon the closing of the IPO and 7,000,000 shares of common stock are reserved for issuance under the 2013 Plan as of March 31, 2014. As of March 31, 2014, there were 6,197,500 stock options outstanding under the 2013 Plan, and there were 787,085 remaining shares available for the Company to grant under the 2013 Plan. In March 2014, the Company’s board of directors approved, subject to shareholder vote at the Company’s annual meeting in June 2014, an increase of 3,000,000 shares of common stock to be reserved for issuance under the 2013 Plan.

Stock option activity under the Company’s award plans during the period indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Balances at December 31, 2013	2,840,648	$8.27	7.75
Granted	5,950,000	29.13
Exercised	(107,618)	(3.40)
Forfeited	(132,858)	(13.53)
Expired	(285)	(7.12)

Balances at March 31, 2014	8,549,887	22.76	9.19

Exercisable at March 31, 2014	1,289,224	7.37	6.46

Vested and Expected to Vest at March 31, 2014(1)	6,436,734	21.45	8.99

(1)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

Total unrecognized compensation costs related to nonvested awards at March 31, 2014 and December 31, 2013 were $75,651 and $9,639, respectively, and are expected to be recognized over a weighted-average period of approximately four and three years, respectively.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

AquaBounty Stock Option Plan

The AquaBounty 2006 Equity Incentive Plan (the “AquaBounty Plan”) provides for the issuance of incentive stock options to employees of AquaBounty and non-qualified stock options and awards of restricted and direct stock purchases to its directors, officers, employees and consultants of AquaBounty. Unless otherwise indicated, options issued to employees, directors and non-employees are vested over one to three years and are exercisable for a term of ten years from the date of issuance. As of March 31, 2014, there were 7,359,000 options outstanding under the AquaBounty Plan at a weighted average exercise price of $0.25 per share of which 5,992,000 were exercisable. Stock-based compensation cost that has been included in research and development expenses and general and administrative expenses amounted to $21 and $56, respectively, for the three months ended March 31, 2014. Stock-based compensation cost that has been included in general and administrative expenses amounted to $(20) for the three months ended March 31, 2013.

14. Commitments and Contingencies

Operating Leases

The Company leases its facilities and certain equipment under noncancelable operating leases. The equipment leases are renewable at the option of the Company. At March 31, 2014, future minimum lease payments under noncancelable operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2014	$3,140
2015	4,566
2016	4,072
2017	2,607
2018	1,295
2019	1,259
Thereafter	2,406

$19,345

Rent expense, including other facility expenses, was $1,362 and $1,273 in the three months ended March 31, 2014 and 2013, respectively.

The Company maintains subleases for certain of its facilities. Rental income under sublease agreements was $91 for the three months ended March 31, 2014 and 2013. Future rental income is estimated to be $337 for 2014, $281 for 2015, $132 for 2016, and $11 for 2017.

Long Term Debt

In January 2009, the Atlantic Canada Opportunities Agency (“ACOA”), a Canadian government agency, awarded AquaBounty a grant to provide funding of a research and development project. The total amount available under the award is $2,685, which AquaBounty can claim over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to regulatory approval, the timing of repayment is uncertain. As of the acquisition date, AquaBounty had claimed $1,952 of the available funds and this amount was recorded at its acquisition date fair value of $1,107 (Note 4). The Company accretes the difference of $845 between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date and through March 31, 2014, AquaBounty has made subsequent claims of $648 resulting in total long-term debt of $1,784 as of March 31, 2014.

In November 1999, Technology Partnership Canada (“TPC”), a Canadian government agency, agreed to provide AquaBounty funding up to $2,680, to support AquaBounty’s research and development. This amount is repayable to TPC in the form of a 5.2% royalty on revenues generated from AquaBounty’s technology through June 30, 2014. Because no amounts are likely to be required to be repaid prior to June 30, 2014, no amounts are recorded on the consolidated balance sheet as March 31, 2014.

Contingencies

The Company may become subject to claims and assessments from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2014 and December 31, 2013, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

15. Related Party Transactions

Third Security and Affiliates

The Company reimburses Third Security for certain documented out-of-pocket expenses incurred on the Company’s behalf. The total amount of expenses reimbursed by the Company for the three months ended March 31, 2014 and 2013 was approximately $24 and $81, respectively.

On June 6, 2011, the Company entered into a worldwide exclusive licensing agreement with Halozyme Therapeutics, Inc. (“Halozyme”) for the use of Halozyme’s proprietary enzyme in one of the Company’s targeted therapeutics. The Company and Halozyme are related parties through common ownership by affiliates of Third Security. The Company’s CEO also serves on Halozyme’s board of directors. Under the terms of the agreement, the Company paid a license fee of $9,000 upon execution of the agreement, which is recorded in research and development expenses on the accompanying consolidated statement of operations. The Company is required to pay an annual exclusivity fee of $1,000 commencing June 6, 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. If the Company successfully develops a product candidate using the license in the exclusive field of use and achieves an established sales target, the Company could pay up to $54,000 in milestone payments. The Company is obligated to pay tiered royalties on net sales of the approved product. The Company may terminate this agreement in whole or on a product basis at any time upon 30 days written notice to Halozyme. As permitted by the agreement, the Company provided notice of termination on April 24, 2014 and no future payments will be required.

The Manager of Third Security is also the Chief Executive Officer (“CEO”) and Chairman of the Board of Directors of the Company. The CEO has not received compensation for his services as CEO, and as a result, the Company recorded $470 and $388 in compensation expense for each of the three months ended March 31, 2014 and 2013, respectively, based on the estimated salary and benefits appropriate for the role.

Transactions with ECC Parties

In conjunction with the ECC with Ziopharm (Note 6), the Company agreed to purchase up to an additional $50,000 of common stock in conjunction with securities offerings that may be conducted by Ziopharm in the future, subject to certain conditions and limitations. Between February 2011 and October 2013, the Company purchased an aggregate of $30,982 of Ziopharm securities. At March 31, 2014, the Company had approximately $19,018 remaining on its purchase commitment.

In conjunction with the ECC with Synthetic Biologics (Note 6), the Company is entitled to, at its election, purchase up to 19.99% of securities offerings that may be conducted by Synthetic Biologics in the future, subject to certain conditions and limitations. On December 17, 2013, the Company purchased 2,000,000 shares of Synthetic Biologics common stock at $1.00 per share in a securities offering under this right. The Company has been granted the right to make purchases of Synthetic Biologics’ common stock in the open market up to an additional 10% of Synthetic Biologics’ common stock, but has made no such purchases.

In conjunction with the ECC with Oragenics (Note 6), the Company is entitled to, at its election, purchase up to 30% of securities offerings that may be conducted by Oragenics in the future, subject to certain conditions and limitations. On November 20, 2013, the Company purchased 1,100,000 shares of Oragenics common stock at $2.50 per share under this right. On September 30, 2013, the Company purchased 1,300,000 shares of Oragenics common stock at $3.00 per share in a private transaction.

On October 1, 2013, the Company purchased 2,439,024 shares of Fibrocell common stock at $4.10 per share.

16. Net Income (Loss) per Share

The following table presents the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013

Historical net income (loss) per share:
Numerator:
Net income (loss) attributable to Intrexon	$4,115	$(36,311)
Accretion of dividends on redeemable convertible preferred stock	—	(6,405)

Net income (loss) attributable to common shareholders	$4,115	$(42,716)

Denominator:
Weighted average shares outstanding, basic	97,325,729	5,661,741
Weighted average effect of dilutive stock options and warrants	2,012,669	—
Weighted average shares outstanding, diluted	99,338,398	5,661,741

Net income (loss) attributable to common shareholders per share, basic	$0.04	$(7.54)
Net income (loss) attributable to common shareholders per share, diluted	$0.04	$(7.54)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2013 for the three months ended March 31, 2013 as they would have been anti-dilutive:

March 31, 2013
Common shares issuable upon conversion of all preferred stock	69,191,670
Options	2,258,955
Warrants	511,098

Total	71,961,723

In addition to the potentially dilutive securities in the table above, preferred stock cumulative dividends convertible into common shares at a price per share equal to the fair market value of a common share at the time of conversion have been excluded from the computation of diluted weighted-average shares outstanding as of March 31, 2013.

The Company excluded 6,197,500 stock options from the computation of diluted weighted average shares outstanding as of March 31, 2014 for the three months ended March 31, 2014 as they would have been anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

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

Overview

We believe Intrexon is a leader in the field of synthetic biology, an emerging and rapidly evolving discipline that applies engineering principles to biological systems. Using our suite of proprietary and complementary technologies, we design, build and regulate gene programs, which are DNA sequences that consist of key genetic components. A single gene program or a complex, multi-genic program are fabricated and stored within a DNA vector. Vectors are segments of DNA used as a vehicle to transmit genetic information. DNA vectors can, in turn, be introduced into cells in order to generate a simple or complex cellular system, which are the basic and complex cellular activities that take place within a cell and the interaction of those systems in the greater cellular environment. It is these genetically modified cell systems that can be used to produce proteins, produce small molecules, or serve as cell-based products, which enable the development of new and improved products and manufacturing processes across a variety of end markets, including health, food, energy, environment, and consumer. Intrexon’s synthetic biology capabilities include the ability to precisely control the amount, location and modification of biological molecules to control the function and output of living cells and optimize for desired results at an industrial scale.

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

In certain strategic circumstances, we may enter into a joint venture with an ECC collaborator. In that event, we will enter into an ECC with a joint venture entity and may contribute access to our technology, cash or both into the joint venture which we will jointly control with our ECC collaborator. Pursuant to a joint venture agreement, we may be required to contribute additional capital to the joint venture, and we may be able to receive a higher financial return than we would normally receive from an ECC to the extent that we and our ECC collaborator are successful in developing one or more products. We recently executed the first three such joint venture agreements: S & I Ophthalmic, LLC, or S & I Ophthalmic, which is a joint venture with a subsidiary of Sun Pharmaceutical Industries Ltd., or Sun Pharmaceutical Subsidiary, an international specialty pharmaceutical company focused on chronic diseases, OvaXon, LLC, or OvaXon, which is a joint venture with OvaScience, Inc., or OvaScience, a life sciences company focused on the discovery, development and commercialization of new treatments for infertility and Intrexon Energy Partners, LLC, or Intrexon Energy Partners, a joint venture with a select group of external investors, to optimize and scale-up our gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. Alternatively, where a collaborator wishes to work with us to develop an early-stage program, we may execute a research collaboration pursuant to which we receive reimbursement for our development costs but the exclusive license rights, and related access fee, are deferred until completion of an initial research program.

In 2011, we entered into our first collaboration and have added new collaborations since then, either by entering into new agreements or expanding or adding fields to existing ECCs. To date, we have entered into 23 such agreements and expansions with 19 different counterparties, of which 21 remain active. We have 20 active ECCs, including three expansions, and one research collaboration that we anticipate could, if successful, become an ECC. Under the ECCs, we are developing products in the fields of healthcare, food, energy and consumer goods. In healthcare, our ECCs include programs in oncology, anti-infectives, antibiotics and tissue repair. In food, we are working to increase the productivity and nutritional value of salmon and other fish. In energy, we are working to develop certain fuels and lubricants from natural gas. In consumer goods, we are working to advance new skin and hair care products.

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

Mergers and acquisitions

On March 6, 2014, we acquired California-based Medistem, Inc., or Medistem, a pioneer in the development of Endometrial Regenerative Cells, or ERCs, universal donor adult-derived stem cells. We intend to employ our synthetic biology platforms to engineer a diverse array of cell-based therapeutic candidates using Medistem’s multipotent ERCs. We began consolidating Medistem’s results of operations and financial position effective March 6, 2014.

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

The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies or the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators for the three months ended March 31, 2014 and 2013. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies or specific applications of our technologies in support of current or prospective collaborators.

	Three months ended March 31,
	2014	2013
	(In thousands)
Expansion or improvement of our platform technologies	$3,605	$4,477
Specific applications of our technologies in support of current and prospective collaborators	5,246	4,263
Other	3,240	2,671

Total research and development expenses	$12,091	$11,411

We expect that our research and development expenses will increase as we continue to enter into ECCs and as we expand our offerings across additional market sectors. We believe these increases will likely include increased costs related to the hiring of additional personnel in research and development functions, increased costs paid to consultants and contract research organizations and increased costs related to laboratory supplies.

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

Equity in net income (loss) of affiliate

Equity in net loss of affiliates is our pro-rata share of our equity method investments’ operating results, adjusted for accretion of basis difference. Through March 15, 2013, we accounted for our investment in AquaBounty using the equity method of accounting since we had the ability to exercise significant influence, but not control, over the operating activities of AquaBounty. On March 15, 2013, we acquired additional ownership interests in AquaBounty which resulted in us gaining control over AquaBounty, thereby requiring consolidation effective on that date. We account for investments in S & I Ophthalmic, OvaXon, and Intrexon Energy Partners using the equity method of accounting since we have the ability to exercise significant influence, but not control, over the operating activities of these joint ventures.

Results of operations

Comparison of the three months ended March 31, 2014 and the three months ended March 31, 2013

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three months ended March 31,		Dollar change	% Change
	2014	2013
	(In thousands)
Revenues:
Collaboration revenues	$7,837	$3,864	$3,973	102.8%
Other revenues	17	21	(4)	-19.0%

Total revenues	7,854	3,885	3,969	102.2%

	Three months ended March 31,		Dollar change	% Change
	2014	2013
	(In thousands)
Operating expenses:
Research and development	12,091	11,411	680	6.0%
General and administrative	13,635	6,480	7,155	110.4%

Total operating expenses	25,726	17,891	7,835	43.8%

Operating loss	(17,872)	(14,006)	(3,866)	27.6%
Total other income (expense), net	21,963	(21,966)	43,929	200.0%
Equity in loss of affiliates	(536)	(390)	(146)	37.4%

Income (loss) before tax	3,555	(36,362)	39,917	109.8%
Income tax expense	(306)	—	(306)	100.0%

Net income (loss)	3,249	(36,362)	39,611	108.9%
Net loss attributable to noncontrolling interest	866	51	815	1598.0%

Net income (loss) attributable to Intrexon	$4,115	$(36,311)	$40,426	111.3%

Revenues

Total revenues were $7.9 million for the three months ended March 31, 2014 compared to $3.9 million for the three months ended March 31, 2013, an increase of $4.0 million, or 102.2 percent. The following table shows the collaboration revenue recognized for upfront and milestone payments received from our collaborators and reimbursements received for research and development services provided to our collaborators for the three months ended March 31, 2014 and 2013, together with the changes in those items:

	Upfront and milestone payments			Research and development services			Total
	Three months ended March 31,		Dollar change	Three months ended March 31,		Dollar change	Three months ended March 31,		Dollar change
	2014	2013		2014	2013		2014	2013
	(In thousands)
ZIOPHARM Oncology, Inc.	$644	$644	$—	$2,036	$1,430	$606	$2,680	$2,074	$606
Synthetic Biologics, Inc.	162	195	(33)	197	375	(178)	359	570	(211)
Oragenics, Inc.	262	137	125	533	379	154	795	516	279
Fibrocell Science, Inc.	448	158	290	862	430	432	1,310	588	722
Genopaver, LLC	69	—	69	421	—	421	490	—	490
S & I Ophthalmic, LLC	—	—	—	879	—	879	879	—	879
OvaXon, LLC	—	—	—	169	—	169	169	—	169
Other	297	3	294	858	113	745	1,155	116	1,039

Total	$1,882	$1,137	$745	$5,955	$2,727	$3,228	$7,837	$3,864	$3,973

The $4.0 million increase in collaboration revenue resulted primarily from the recognition of deferred revenue for upfront payments received from 13 collaborations or expansions thereof signed by the Company between April 1, 2013 and March 31, 2014; recognition of research and development services performed by the Company pursuant to these new collaborations; and increased research and development services performed by the Company for collaborations in effect prior to March 31, 2013 as a result of the progression of current programs and the initiation of new programs with these collaborators.

Research and development expenses

Research and development expenses were $12.1 million for the three months ended March 31, 2014 compared to $11.4 million for the three months ended March 31, 2013. The $0.7 million increase in research and development expenses is primarily the result of research and development expenses for AquaBounty increasing $0.5 million due to the inclusion of a full three months of AquaBounty’s expenses in our consolidated results in the first quarter of 2014 compared to 16 days in the first quarter of 2013.

General and administrative expenses

General and administrative expenses increased $7.2 million to $13.6 million for the three months ended March 31, 2014 compared to $6.5 million for the three months ended March 31, 2013. Of the $7.2 million increase, $3.0 million relates to salaries, benefits and other personnel expenses resulting from our hiring of additional employees needed to operate as a public company, stock-based compensation expenses for stock option grants we made to all employees in the first quarter of 2014 and, finally, inclusion of a full three months of costs for AquaBounty employees in the first quarter of 2014 compared to 16 days in the first quarter of 2013. We also incurred stock-based compensation expense for options granted to our non-employee directors which increased $1.7 million due to changes in our director compensation plan which we adopted in conjunction with our transition to a public company. Legal expenses increased $0.7 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to costs associated with the Medistem acquisition and the formation of the joint venture with Intrexon Energy Partners. The remaining increase in general and administrative expenses in 2014 results from the inclusion of three full months of costs related to AquaBounty in 2014 compared to 16 days in 2013 and additional costs for accounting and auditing fees, directors and officers insurance, exchange listing fees, and other costs that are directly related to being a public company.

Total other income (expense), net

Total other income (expense), net is primarily composed of unrealized appreciation (depreciation) in fair value of equity securities which was $21.9 million for the three months ended March 31, 2014 compared to $(29.4) million for the three months ended March 31, 2013. The unrealized appreciation (depreciation) is the result of market change for the equity securities we hold in certain of our collaborators. Total other income (expense), net for the three months ended March 31, 2013 includes a $7.4 million gain on our previously held equity interest in AquaBounty triggered by the requirement to consolidate AquaBounty as of March 15, 2013.

Equity in net loss of affiliates

Equity in net loss of affiliates for the three months ended March 31, 2014 and 2013 includes our pro-rata share of the net losses of our investments we account for by the equity method of accounting. The $0.1 million increase in equity in net loss of affiliates is the result of us having two investments, S & I Ophthalmic and OvaXon, with net losses for the entire quarter in 2014 compared to only one investment, AquaBounty, in 2013 that was accounted for using the equity method through March 15, 2013.

Liquidity and capital resources

Sources of liquidity

We have incurred losses from operations since our inception in 1998 and as of March 31, 2014, we had an accumulated deficit of $372.3 million. From our inception through March 31, 2014, we have funded our operations principally with the proceeds received from the sale of $509.5 million of our preferred stock, net proceeds from our IPO of $168.3 million and cash payments from our collaborators of $65.7 million. As of March 31, 2014, we had cash and cash equivalents of $110.1 million and short-term and long-term investments of $153.0 million. Cash in excess of immediate requirements is invested primarily in money market funds, certificates of deposits, U.S. government debt securities and commercial paper in order to maintain liquidity and capital preservation.

Cash flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three months ended, March 31,
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$9,479	$(14,279)
Investing activities	25,855	531
Financing activities	25,214	63,069

Effect of exchange rate changes on cash and cash equivalents	(5)	—
Net increase in cash and cash equivalents	$60,543	$49,321

Cash flows from operating activities:

Net cash provided by operating activities was $9.5 million for the three months ended March 31, 2014 compared to $14.3 million net cash used in operating activities for the three months ended March 31, 2013. Net cash provided by operating activities during the three months ended March 31, 2014 primarily includes the receipt of a $25.0 million technology access fee from our ECC with Intrexon Energy Partners and our net income of $3.2 million, which includes unrealized appreciation on equity securities of $21.9 million. Net cash used in operating activities during the three months ended March 31, 2013 was primarily composed of our $36.4 million net loss, offset by unrealized depreciation on equity securities of $29.4 million and our $7.4 million gain on previously held equity interest in AquaBounty.

Cash flows from investing activities:

Net cash provided by investing activities was $25.8 million for the three months ended March 31, 2014 compared to $0.5 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we received proceeds from the maturity of short-term and long-term investments of $35.2 million. These proceeds were offset by cash outflows of $4.9 million for the Medistem acquisition, a $1.5 million capital contribution to OvaXon and $3.0 million in purchases of property and equipment. During the three months ended March 31, 2013, our consolidation of AquaBounty on March 15, 2013 resulted in net cash acquired of $0.5 million.

Cash flows from financing activities:

Net cash provided by financing activities was $25.2 million for the three months ended March 31, 2014 compared to $63.1 million for the three months ended March 31, 2013. During the three months ended March 31, 2014, we received $25.0 million of proceeds from the private placement of our common stock which closed on March 27, 2014. During the three months ended March 31, 2013, we received $62.9 million of proceeds from the sale of our Series F Redeemable Convertible Preferred Stock, or Series F Preferred Stock, net of issuance costs, in addition to $0.2 million of proceeds for subscriptions payable for our Series F Preferred Stock issued in April 2013.

Future capital requirements

We established our current strategy and business model of commercializing our technologies through collaborators with development expertise in 2010 and we consummated our first ECC in January 2011. Through March 31, 2014 we received from our ECCs (i) upfront and milestone consideration totaling $117.8 million, of which $100.8 million has been deferred and will be recognized over future periods; and (ii) reimbursement of our costs incurred for work performed on behalf of our collaborators of $33.1 million. We believe that we will continue to consummate ECCs with new companies across our various market sectors, which will result in additional upfront, milestone and cost recovery payments in the future.

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

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commercial commitments at March 31, 2014 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	3-5 years	3-5 years	More than 5 years
	(In thousands)
Operating Leases(1)	$19,345	$4,213	$8,263	$3,517	$3,352
Capital Leases	29	25	4	—	—

Total	$19,374	$4,238	$8,267	$3,517	$3,352

(1)	We lease our facilities and certain equipment under noncancelable operating leases.

In addition to the obligations in the table above, as of March 31, 2014 we also have the following significant contractual obligations described below.

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

In June 2011, we entered into an exclusive licensing agreement with Halozyme for the use of Halozyme’s proprietary enzyme in one of our targeted therapeutics. We are related parties with Halozyme through common ownership by Third Security, LLC. Under the terms of this agreement, we are required to pay a non-refundable, annual exclusivity fee of $1.0 million on each anniversary of the agreement effective date until a certain development event occurs. The agreement requires us to pay up to $54.0 million of milestone payments upon the achievement of certain regulatory events. We are obligated to pay tiered royalties on net sales of an approved product developed with Halozyme’s proprietary enzyme. We may terminate this agreement in whole or on a product basis at any time upon 30 days’ written notice to Halozyme. As permitted by the agreement, the Company provided notice of termination on April 24, 2014 and no future payments will be required.

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

In December 2012, we received $2.5 million from Synthetic Biologics as prepayment of research and development services to be provided to Synthetic Biologics. Any remaining balance of this prepayment is refundable to Synthetic Biologics in the event our August 2012 ECC is terminated. Synthetic Biologics may voluntarily terminate the ECC upon 90 days’ written notice to us provided that no voluntary termination by Synthetic Biologics can be made during the first 18 months of the ECC. The remaining balance of this prepayment is $1.1 million at March 31, 2014 and is not included in the table above due to the uncertainty of the timing of the performance of these services by us and the unlikely termination of the ECC by either party.

We are also party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products which incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. At March 31, 2014, we had research and development commitments with third parties totaling $2.6 million of which $0.9 had not yet been incurred.

In January 2009, AquaBounty was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. The total amount available under the award is USD$2.7 million, which AquaBounty can claim over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to regulatory approval, the timing of repayment is uncertain. As of the acquisition date, AquaBounty had claimed $2.0 million of the available funds and this amount was recorded on our audited consolidated balance sheet at its acquisition date fair value of $1.1 million. The Company accretes the difference of $0.9 million between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date and through March 31, 2014, AquaBounty has made subsequent draws of $0.6 million resulting in total long-term debt of $1.8 million as of March 31, 2014. This amount is not included in the table above due to the uncertainty of the timing of repayment.

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

In conjunction with the formation of a joint venture with an Intrexon Energy Partners in March 2014, we committed to making future capital contributions to the joint venture in the amount of $25.0 million at the request of the board of managers of Intrexon Energy Partners and subject to certain conditions and limitations. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.

Net operating losses

As of March 31, 2014, we had net operating loss carryforwards of approximately $235.4 million for U.S. federal income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of $7.0 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022.

Our past issuances of stock and mergers and acquisitions have resulted in ownership changes within the meaning of Section 382. As a result, the utilization of portions of our net operating losses may be subject to annual limitations. As of March 31, 2014, approximately $16.4 million of our net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1.5 million. As of March 31, 2014, approximately $23.2 million of net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

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

There have been no material changes to our critical accounting policies from those described in “Management’s discussion and analysis of financial condition and results of operations” included in our Annual report on Form 10-K for the year ended December 31, 2013.

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

Interest rate risk

We had cash, cash equivalents and short-term and long-term investments of $263.0 million and $238.1 million at March 31, 2014 and December 31, 2013, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities, commercial paper and certificates of deposit. The primary objective of our investment activities is to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities, commercial paper and certificates of deposit which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.

Investments in publicly traded companies

We have common stock investments in several publicly traded companies that are subject to market price volatility. We have adopted the fair value method of accounting for these investments, except for our investment in AquaBounty as further described below, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income (expense), net for the period. As of March 31, 2014 and December 31, 2013 the original aggregate cost basis of these investments was $145.2 million and $140.0 million, respectively, and the market value was $168.7 million and $141.5 million, respectively. The fair value of these investments is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these companies. The fair value of these investments as of March 31, 2014 would be approximately $185.5 million and $134.9 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2013 would be approximately $155.7 million and $113.2 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.

In November 2012, we acquired 47.56 percent of the outstanding common stock of AquaBounty and we accounted for this investment under the equity method of accounting for the period from acquisition date through March 15, 2013. On March 15, 2013, we acquired 18,714,814 additional shares of AquaBounty common stock for $4.9 million, thereby increasing our aggregate ownership to 53.82 percent upon closing. Accordingly, effective upon closing of the acquisition of the additional shares, we consolidated the assets and operating results of AquaBounty in our consolidated financial statements. On March 20, 2014, we acquired 19,040,366 additional shares of AquaBounty common stock for $10.0 million, thereby increasing our aggregate ownership to 59.85 percent upon closing. The common stock of AquaBounty is traded on the London Stock Exchange and the fair value of our investment in AquaBounty at March 31, 2014 and December 31, 2013 was $45.3 million and $55.0 million, respectively. The fair value of our investment in AquaBounty as of March 31, 2014 would be approximately $49.8 million and $36.2 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2013 would be approximately $60.5 million and $44.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty.

Foreign currency exchange risk

Because the common stock of AquaBounty is traded on the London Stock Exchange, the fair value of our holdings is subject to fluctuations in foreign currency rates. In addition, some of our subsidiaries’ current expenses are denominated in foreign currencies. We do not hedge our foreign currency exchange rate risk. The effect of a hypothetical 10 percent change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements.

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

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. In evaluating our risks, readers should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

Other than the private placement of 972,004 shares of our common stock on March 26, 2014, as disclosed in our Current Report on Form 8-K filed on March 27, 2014, there were no sales of unregistered securities during the period from January 1, 2014 through March 31, 2014.

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

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

10.1*	Exclusive Channel Collaboration Agreement, dated as of March 26, 2014, by and between Intrexon Corporation and Intrexon Energy Partners, LLC (Exhibit 10.1 to Intrexon Corporation’s Current Report on Form 8-K/A, filed on April 4, 2014 with the Securities and Exchange Commission).

10.2*	Amended and Restated Limited Liability Company Agreement of Intrexon Energy Partners, LLC, dated as of March 26, 2014, by and among Intrexon Corporation and the parties thereto (Exhibit 10.2 to Intrexon Corporation’s Current Report on Form 8-K/A, filed on April 4, 2014 with the Securities and Exchange Commission).

31.1	Certification of Randal J. Kirk, Chairman and Chief Executive Officer (Principal Executive Officer) of Intrexon Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Rick L. Sterling, Chief Financial Officer (Principal Financial Officer) of Intrexon Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Randal J. Kirk, Chairman and Chief Executive Officer (Principal Executive Officer) of Intrexon Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Rick L. Sterling, Chief Financial Officer (Principal Financial Officer) of Intrexon Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0**

Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 and (iv) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the Securities and Exchange Commission.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intrexon Corporation
(Registrant)

Date: May 9, 2014	By:	/s/ Rick L. Sterling
Rick L. Sterling Chief Financial Officer (principal financial and accounting officer)