Form 10-Q
period 2014-06-30
INTREXON CORP
filed 2014-08-14
CIK 1356090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014, 100,477,548 shares of common stock, no par value per share, were outstanding.

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

Forward-looking statements may also concern our expectations relating to AquaBounty Technologies, Inc. and Trans Ova Genetics, L.C. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Intrexon Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share data)	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$74,505	$49,509
Short-term investments	101,046	127,980
Receivables
Trade	806	790
Related parties	8,304	5,285
Other	698	1,282
Prepaid expenses and other	2,944	2,710

Total current assets	188,303	187,556
Long-term investments	73,545	60,581
Equity securities	134,895	141,525
Property, plant and equipment, net	17,389	16,629
Intangible assets, net	45,406	41,956
Goodwill	34,865	13,823
Investments in affiliates	4,997	6,284
Other assets	1,137	1,118

Total assets	$500,537	$469,472

Liabilities and Total Equity
Current liabilities
Accounts payable	$1,799	$1,057
Accrued compensation and benefits	4,094	5,157
Other accrued liabilities	3,998	4,217
Deferred revenue	10,706	7,793
Related party payables	95	1,605

Total current liabilities	20,692	19,829
Long term debt	2,001	1,653
Deferred revenue	88,747	65,778
Other long term liabilities	731	869

Total liabilities	112,171	88,129
Commitments and contingencies (Note 14)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of June 30, 2014 and December 31, 2013; 99,013,018 and 97,053,712 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	797,516	743,084
Accumulated deficit	(424,342)	(376,414)
Accumulated other comprehensive income	81	52

Total Intrexon shareholders’ equity	373,255	366,722
Noncontrolling interests	15,111	14,621

Total equity	388,366	381,343

Total liabilities and total equity	$500,537	$469,472

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands, except share and per share data)	2014	2013	2014	2013
Revenues
Collaboration revenues	$11,764	$6,674	$19,601	$10,538
Other revenues	23	16	40	37

Total revenues	11,787	6,690	19,641	10,575
Operating Expenses
Research and development	14,479	13,510	26,570	24,921
General and administrative	15,390	7,434	29,025	13,914

Total operating expenses	29,869	20,944	55,595	38,835
Operating loss	(18,082)	(14,254)	(35,954)	(28,260)
Other Income (Expense)
Unrealized appreciation (depreciation) in fair value of equity securities	(33,777)	7,734	(11,855)	(21,635)
Gain on previously held equity investment	—	—	—	7,415
Interest expense	(40)	(11)	(79)	(25)
Investment income	110	15	198	20
Other expense	(74)	(3)	(82)	(6)

Total other income (expense)	(33,781)	7,735	(11,818)	(14,231)
Equity in net loss of affiliates	(1,355)	—	(1,891)	(390)

Loss before income taxes	(53,218)	(6,519)	(49,663)	(42,881)
Income tax benefit (expense)	283	—	(23)	—

Net loss	$(52,935)	$(6,519)	$(49,686)	$(42,881)
Net loss attributable to the noncontrolling interests	892	556	1,758	607

Net loss attributable to Intrexon	$(52,043)	$(5,963)	$(47,928)	$(42,274)
Accretion of dividends on redeemable convertible preferred stock	—	(7,942)	—	(14,347)

Net loss attributable to common shareholders	$(52,043)	$(13,905)	$(47,928)	$(56,621)

Net loss attributable to common shareholders per share, basic and diluted	$(0.53)	$(2.45)	$(0.49)	$(10.00)

Weighted average shares outstanding, basic and diluted	98,892,601	5,667,557	98,113,493	5,664,665

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands)	2014	2013	2014	2013
Net loss	$(52,935)	$(6,519)	$(49,686)	$(42,881)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	22	(15)	91	(15)
Foreign currency translation adjustments	(108)	71	(67)	54

Comprehensive loss	(53,021)	(6,463)	(49,662)	(42,842)
Comprehensive loss attributable to the noncontrolling interests	915	523	1,763	582

Comprehensive loss attributable to Intrexon	$(52,106)	$(5,940)	$(47,899)	$(42,260)

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Consolidated Statements of Shareholders’ and Total Equity

(Unaudited)

(Amounts in thousands, except share data)	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Intrexon shareholders’	Noncontrolling	Total
	Shares	Amount	capital	income	deficit	equity	interests	equity
Balances at December 31, 2013	97,053,712	$—	$743,084	$52	$(376,414)	$366,722	$14,621	$381,343
Stock-based compensation expense	—	—	10,530	—	—	10,530	92	10,622
Exercises of stock options	273,945	—	970	—	—	970	6	976
Contribution of services by shareholder	—	—	977	—	—	977	—	977
Shares issued to nonemployee members of the Board of Directors	16,908	—	486	—	—	486	—	486
Shares issued in private placement	972,004	—	25,000	—	—	25,000	—	25,000
Shares issued in Medistem, Inc. acquisition, net	696,449	—	18,880	—	—	18,880	—	18,880
Adjustments for noncontrolling interest	—	—	(2,411)	—	—	(2,411)	2,155	(256)
Net loss	—	—	—	—	(47,928)	(47,928)	(1,758)	(49,686)
Other comprehensive income (loss)	—	—	—	29	—	29	(5)	24

Balances at June 30, 2014	99,013,018	$—	$797,516	$81	$(424,342)	$373,255	$15,111	$388,366

The accompanying notes are an integral part of these consolidated financial statements

Intrexon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(Amounts in thousands)	2014	2013
Cash flows from operating activities
Net loss	$(49,686)	$(42,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,773	3,694
Loss on disposal of property and equipment	81	6
Unrealized depreciation on equity securities	11,855	21,635
Amortization of discount/premium on investments	792	51
Equity in net loss of affiliates	1,891	390
Gain on previously held equity investment	—	(7,415)
Stock-based compensation expense	10,622	1,196
Contribution of services by shareholder	977	775
Shares issued to nonemployee members of the Board of Directors	486	85
Other noncash items	71	—
Changes in operating assets and liabilities:
Receivables:
Trade	(18)	(112)
Related parties	(3,019)	(489)
Other	(121)	(184)
Prepaid expenses and other	(235)	747
Other assets	71	(7,547)
Accounts payable	339	722
Accrued compensation and benefits	(1,147)	(537)
Other accrued liabilities	(1,422)	39
Deferred revenue	20,657	2,311
Related party payables	(10)	(89)
Other long term liabilities	(128)	(10)

Net cash used in operating activities	(4,171)	(27,613)
Cash flows from investing activities
Purchases of investments	(60,478)	(95,246)
Maturities of investments	73,747	—
Acquisition of business, net of cash received	(4,912)	512
Investment in affiliate	(1,500)	—
Purchases of property and equipment	(3,751)	(776)
Proceeds from sale of property and equipment	151	—
Issuance of related party note receivable	—	(300)
Proceeds from related party notes receivable	—	500

Net cash provided by (used in) investing activities	3,257	(95,310)

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(Amounts in thousands)	2014	2013
Cash flows from financing activities
Proceeds from issuance of Series F redeemable convertible preferred shares	—	150,000
Proceeds from issuance of shares in a private placement	25,000	—
Payments of capital lease obligations	(17)	(34)
Proceeds from long term debt	268	171
Payments of long term debt	—	(18)
Proceeds from stock option exercises	976	9
Payment of stock issuance costs	(256)	(3,148)

Net cash provided by financing activities	25,971	146,980
Effect of exchange rate changes on cash and cash equivalents	(61)	1

Net increase in cash and cash equivalents	24,996	24,058

Cash and cash equivalents
Beginning of period	49,509	10,403

End of period	$74,505	$34,461

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$14	$48

Significant noncash financing and investing activities
Accretion of dividends on redeemable convertible preferred shares	$—	$14,347
Stock received as consideration for collaboration agreements	5,225	3,732
Stock issued in Medistem, Inc. acquisition, net	18,880	—
IPO fees included in accrued expenses	—	1,526

The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(Amounts in thousands, except share and per share data)

1. Organization and Basis of Presentation

Intrexon Corporation (the “Company” or “Intrexon”) is a Virginia corporation focused on forming collaborations to create biologically based products and processes using synthetic biology. At June 30, 2014, the Company owned approximately 60% of AquaBounty Technologies, Inc. (“AquaBounty”), a biotechnology company focused on improving productivity in commercial aquaculture (Note 4), and 51% of Biological & Popular Culture, Inc. (“BioPop”) (Note 4). The Company has operations in California, Florida, Maryland, Virginia, and Budapest, Hungary. There have been no commercialized products derived from the Company’s collaborations to date.

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

These consolidated financial statements are presented in United States dollars and are prepared under accounting principles generally accepted in the United States of America (“U.S. GAAP”).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements reflect the operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Unaudited Financial Information

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company’s financial position as of June 30, 2014 and results of operations and cash flows for the interim periods ended June 30, 2014 and 2013. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or for any other future annual or interim period. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Revenue Recognition

The Company generates revenue through contractual agreements with collaborators (known as exclusive channel collaborations, “ECC” or “ECCs”) whereby the collaborators obtain exclusive access to the Company’s proprietary technologies for use in the research, development and commercialization of products and/or treatments in a contractually specified field of use. Generally, the terms of these collaborative agreements provide that the Company receives some or all of the following: (i) upfront payments upon consummation of the agreement, (ii) reimbursements for costs incurred by the Company for research and development and/or manufacturing efforts related to specific applications provided for in the agreement, (iii) milestone payments upon the achievement of specified development, regulatory and commercial activities, and (iv) royalties on sales of products arising from the collaboration.

The Company’s collaboration agreements typically contain multiple elements, or deliverables, including technology licenses, research and development services, and in certain cases manufacturing services. The Company applies the provisions of Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). In accordance with the provisions of ASU 2009-13, the Company identifies the deliverables within the agreements and evaluates which deliverables represent separate units of accounting. Analyzing the agreements to identify deliverables requires the use of judgment. A deliverable is considered a separate unit of accounting when the deliverable has value to the collaborative partner on a standalone basis based on the consideration of the relevant facts and circumstances for each agreement.

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

The Company has research and development arrangements with third parties that include upfront and milestone payments. At June 30, 2014 and December 31, 2013, the Company had research and development commitments with third parties totaling $2,647 and $2,445, respectively, of which $1,049 and $957, respectively, had not yet been incurred. The commitments are generally cancellable by the Company at any time upon written notice.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. The Company believes that it mitigates its risk by investing in or through major financial institutions with high quality credit ratings. Recoverability of investments is dependent upon the performance of the issuer. At June 30, 2014 and December 31, 2013, the Company had cash equivalent investments in highly liquid money market accounts at major financial institutions of $67,792 and $43,733, respectively.

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

Concentrations of Risk

Due to the Company’s mix of fixed and variable rate securities holdings, the Company’s investment portfolio is susceptible to changes in interest rates. As of June 30, 2014, gross unrealized losses on the Company’s investments were not material. From time to time, the Company may liquidate some or all of its investments to fund operational needs or other activities, such as capital expenditures or business acquisitions. Depending on which investments the Company liquidates to fund these activities, the Company could recognize a portion, or all, of the gross unrealized losses.

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

The Company determined that it has significant influence over two of its collaborators, Ziopharm Oncology, Inc. (“Ziopharm”) and Oragenics, Inc. (“Oragenics”), as of June 30, 2014 and December 31, 2013, based on its ownership interests, representation on the board of directors of the collaborators and other qualitative factors. The Company accounts for its investments in Ziopharm and Oragenics using the fair value option. The fair value of the Company’s equity securities of Ziopharm was $66,053 and $71,134 as of June 30, 2014 and December 31, 2013, respectively, and is included as equity securities in the respective consolidated balance sheets. The Company’s ownership percentage of Ziopharm is 16.3% and 16.4% at June 30, 2014 and December 31, 2013, respectively. Unrealized appreciation (depreciation) in the fair value of the Company’s equity securities held in Ziopharm was $(9,015) and $3,789 for the three months ended June 30, 2014 and 2013, respectively, and $(5,081) and $(27,743) for the six months ended June 30, 2014 and 2013, respectively. Summarized unaudited financial information for Ziopharm for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues	$200	$200	$400	$400
Operating expenses	11,377	18,496	21,361	42,279

Loss from operations	(11,177)	(18,296)	(20,961)	(41,879)
Other	5,601	(396)	5,674	10,388

Net loss	$(5,576)	$(18,692)	$(15,287)	$(31,491)

In September 2013, the Company increased its investment in Oragenics, upon which the Company concluded it had significant influence over the operations of Oragenics. The fair value of the Company’s equity securities of Oragenics was $15,758 and $22,161 as of June 30, 2014 and December 31, 2013, respectively, and is included as equity securities in the respective consolidated balance sheets. The Company’s ownership interest in Oragenics was 24.4% and 24.6% at June 30, 2014 and December 31, 2013, respectively. Unrealized appreciation (depreciation) in the fair value of the Company’s equity securities held in Oragenics was $(7,113) and $(865) for the three months ended June 30, 2014 and 2013, respectively, and $(6,403) and $2,028 for the six months ended June 30, 2014 and 2013, respectively. Summarized unaudited financial information for Oragenics for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues, net	$304	$168	$518	$344
Gross profit	178	81	313	194
Operating expenses	2,081	2,156	3,864	4,005
Loss from operations	(1,903)	(2,075)	(3,551)	(3,811)
Other	7	1	15	147
Net loss	$(1,896)	$(2,074)	$(3,536)	$(3,664)

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

As of June 30, 2014, the Company determined that Genopaver, LLC (“Genopaver”) and Intrexon Energy Partners, LLC (“Intrexon Energy Partners”) were VIEs. The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. As of December 31, 2013, the Company determined that Genopaver was a VIE. The Company was not the primary beneficiary for this entity since it did not have the power to direct the activities that most significantly impact the economic performance of the VIE.

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

Intangible Assets

Intangible assets subject to amortization consist of patents and related technologies acquired as a result of mergers and acquisitions (Note 3). These intangible assets are subject to amortization, were recorded at fair value at the date of acquisition and are stated net of accumulated amortization. Indefinite-lived intangible assets consist of in-process research and development acquired in mergers and acquisitions (Notes 3 and 4) and was recorded at fair value at the dates of the respective acquisitions.

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

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into United States dollars at the exchange rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in the consolidated statement of comprehensive loss. Revenue and expense amounts are translated at average rates during the period.

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

Segment Information

The Company has determined that it operates as one segment. The Company uses synthetic biology for the creation of distinct products developed in collaboration with third parties. For the three and six months ended June 30, 2014 and 2013, substantially all of the Company’s revenues are derived in the United States of America. As of June 30, 2014 and December 31, 2013, substantially all of the Company’s assets are located in the United States of America. As of June 30, 2014, the Company has $1,390 of property and equipment in Hungary.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company for the year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). The provisions of ASU 2014-10 related to Topic 915 will not have a significant impact to the Company. ASU 2014-10 removes an exception provided to development-stage entities in Consolidation (Topic 810) for determining whether an entity is a variable interest entity. The revisions to Consolidation (Topic 810) are effective for interim and annual periods beginning after December 15, 2015, which are effective for the Company for the year ending December 31, 2016. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

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

3. Mergers and Acquisitions

Medistem Acquisition

On March 6, 2014, the Company acquired 100% of the outstanding common stock and securities convertible into common stock of California-based Medistem, Inc. (“Medistem”), a pioneer in the development of Endometrial Regenerative Cells (“ERCs”), for a combination of cash and Company common stock. The acquisition allows the Company to employ its synthetic biology platforms to engineer a diverse array of cell-based therapeutic candidates using Medistem’s multipotent ERCs. Pursuant to the terms of the merger agreement, Medistem equity holders received 714,144 shares of the Company’s common stock and $4,920 in cash in exchange for the outstanding Medistem common stock and securities convertible into common stock. Additionally, Medistem had issued the Company two promissory notes in the amount of $707, including accrued interest, which were settled upon closing of the merger. Certain members of Medistem’s management surrendered a total of 17,695 shares of their merger consideration to reimburse the Company for required payroll tax withholdings. The results of Medistem’s operations subsequent to March 6, 2014 have been included in the consolidated financial statements.

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

$24,995

The fair value of the shares of the Company’s common stock issued was based on the quoted closing price of the Company’s common stock on March 6, 2014. The preliminary estimated fair value of assets acquired and liabilities assumed at the acquisition date is shown below:

Cash	$8
Intangible assets	4,824

Total assets acquired	4,832

Accounts payable	644
Accrued compensation and benefits	85
Other accrued expenses	150

Total liabilities assumed	879

Net assets acquired	3,953
Goodwill	21,042

Total consideration	$24,995

The fair value of assets acquired and liabilities assumed at the acquisition date are considered preliminary and is subject to revision when the valuation of intangible assets is finalized upon receipt of the final valuation report from a third party valuation expert. The preliminary fair value of acquired intangible assets was determined using the cost approach, which establishes value based on the cost of reproducing or replacing the asset. The acquired intangible assets consist of in-process research and development, which is an indefinite-lived intangible asset. The goodwill consists of buyer-specific synergies between the Company’s and Medistem’s technologies present. The goodwill is not expected to be deductible for tax purposes.

As of June 30, 2014, the Company has incurred $680 of acquisition related costs, of which $20 and $310 is included in general and administrative expenses in the accompanying consolidated statement of operations for the three and six months ended June 30, 2014, respectively.

The results of operations of Medistem are included in the consolidated statement of operations beginning on the day after the acquisition date. The following unaudited condensed pro forma financial information for the three months ended June 30, 2013 and the six months ended June 30, 2014 and 2013 is presented as if the acquisition had been consummated on January 1, 2013:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2014	2013
	Pro forma
Revenues	$6,690	$19,641	$10,575
Loss before income taxes	(6,839)	(50,245)	(43,470)

Net loss	(6,839)	(50,268)	(43,470)

Net loss attributable to the noncontrolling interests	556	1,758	607

Net loss attributable to Intrexon	(6,283)	(48,510)	(42,863)

Accretion of dividends on redeemable convertible preferred stock	$(7,942)	$—	$(14,347)

Net loss attributable to common shareholders	$(14,225)	$(48,510)	$(57,210)

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

The results of operations of AquaBounty are included in the consolidated statement of operations beginning on the acquisition date. The following unaudited condensed pro forma financial information for the six months ended June 30, 2013 is presented as if the acquisition had been consummated on January 1, 2012:

Six Months Ended June 30, 2013
Pro forma
Revenues	$10,575
Net loss	(50,418)

Net loss attributable to noncontrolling interest	989

Net loss attributable to Intrexon	(49,429)

Accretion of dividends on redeemable convertible preferred stock	(14,347)

Net loss attributable to Intrexon common shareholders	$(63,776)

The pro forma net loss for the six months ended June 30, 2013 excludes the $7,415 non-recurring gain on remeasurement of the Company’s previously held investment in AquaBounty.

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

Intrexon Energy Partners incurred a net loss of $1,210 for the three months ended June 30, 2014 for research and development services provided by the Company. It is expected that the Company and the Investors will make additional capital contributions to Intrexon Energy Partners during the third quarter of 2014.

See discussion of the Company’s ECC with Intrexon Energy Partners at Note 6. See discussion of a concurrent private placement securities purchase made by the Investors at Note 12.

OvaXon

On December 18, 2013, the Company and OvaScience, Inc. (“OvaScience”) entered into a Limited Liability Company Agreement (“OvaXon LLC Agreement”) which governs the affairs and conduct of business of OvaXon, LLC (“OvaXon”), a joint venture to create new applications for improving human and animal health. OvaXon leverages experience and technology from both the Company and OvaScience. Both the Company and OvaScience made an initial capital contribution of $1,500 in January 2014 for a 50% membership interest in OvaXon. In cases in which the board of managers of OvaXon (“OvaXon Board”) determines that additional capital contributions are necessary in order for OvaXon to conduct business and comply with its obligations under the ECC (Note 6), each of the Company and OvaScience have the right, but not the obligation, to make additional capital contributions to OvaXon subject to the OvaXon LLC Agreement.

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

As of June 30, 2014 OvaXon had net assets of $2,216. OvaXon incurred a net loss of $590 and $784 for the three and six months ended June 30, 2014, respectively. The Company’s investment in OvaXon was $1,108 as of June 30, 2014.

S & I Ophthalmic

On September 30, 2013, the Company and an indirect subsidiary (“Sun Pharmaceutical Subsidiary”) of Sun Pharmaceutical Industries Ltd. (“Sun Pharmaceutical”) entered into a Limited Liability Company Agreement (“Sun LLC Agreement”) which governs the affairs and the conduct of business of S & I Ophthalmic, LLC (“S & I Ophthalmic”), a joint venture to develop therapies for the treatment of ocular diseases. S & I Ophthalmic leverages experience and technology from both the Company and Sun Pharmaceutical. Both the Company and Sun Pharmaceutical Subsidiary made an initial capital contribution of $5,000 in October 2013 for a 50% membership interest in S & I Ophthalmic. In cases in which the board of managers of S & I Ophthalmic (“S & I Board”) determines that additional capital contributions are necessary in order for S & I Ophthalmic to conduct business and comply with its obligations under the ECC (Note 6), each of the Company and Sun Pharmaceutical Subsidiary have committed to making additional capital contributions to S&I Ophthalmic subject to certain limits defined in the agreement. Each has the right, but not the obligation, to make additional capital contributions above the defined limits when and if solicited by the S & I Board.

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

As of June 30, 2014 and December 31, 2013, S & I Ophthalmic had net assets of $7,779 and $9,567, respectively. S & I Ophthalmic incurred a net loss of $910 and $1,788 for the three and six months ended June 30, 2014, respectively. The Company’s investment in S & I Ophthalmic was $3,889 and $4,784 as of June 30, 2014 and December 31, 2013, respectively.

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

The Company determines whether collaborations are individually “significant” for disclosure based on a number of factors, including total revenue recorded by the Company pursuant to the collaboration, collaborators either consolidated or accounted for using the equity method, or other qualitative factors. The following table summarizes the amounts recorded in the consolidated statements of operations for each significant collaboration for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30, 2014
	Collaboration revenue recognized from upfront and milestone payments	Collaboration revenue recognized from research and development services	Total
ZIOPHARM Oncology, Inc.	$644	$3,697	$4,341
Synthetic Biologics, Inc.	163	30	193
Oragenics, Inc.	261	52	313
Fibrocell Science, Inc.	448	883	1,331
Genopaver, LLC	68	423	491
S & I Ophthalmic, LLC	—	607	607
OvaXon, LLC	—	579	579
Intrexon Energy Partners, LLC	625	1,210	1,835
Other	308	1,766	2,074

Total	$2,517	$9,247	$11,764

	Three months ended June 30, 2013
	Collaboration revenue recognized from upfront and milestone payments	Collaboration revenue recognized from research and development services	Total
ZIOPHARM Oncology, Inc.	$644	$2,291	$2,935
Synthetic Biologics, Inc.	1,666	314	1,980
Oragenics, Inc.	137	334	471
Fibrocell Science, Inc.	158	615	773
Genopaver, LLC	68	213	281
Other	78	156	234

Total	$2,751	$3,923	$6,674

	Six months ended June 30, 2014
	Collaboration revenue recognized from upfront and milestone payments	Collaboration revenue recognized from research and development services	Total
ZIOPHARM Oncology, Inc.	$1,288	$5,733	$7,021
Synthetic Biologics, Inc.	325	227	552
Oragenics, Inc.	523	585	1,108
Fibrocell Science, Inc.	896	1,745	2,641
Genopaver, LLC	137	844	981
S & I Ophthalmic, LLC	—	1,486	1,486
OvaXon, LLC	—	748	748
Intrexon Energy Partners, LLC	625	1,210	1,835
Other	605	2,624	3,229

Total	$4,399	$15,202	$19,601

	Six months ended June 30, 2013
	Collaboration revenue recognized from upfront and milestone payments	Collaboration revenue recognized from research and development services	Total
ZIOPHARM Oncology, Inc.	$1,288	$3,721	$5,009
Synthetic Biologics, Inc.	1,861	689	2,550
Oragenics, Inc.	274	713	987
Fibrocell Science, Inc.	316	1,045	1,361
Genopaver, LLC	68	213	281
Other	81	269	350

Total	$3,888	$6,650	$10,538

The following is a summary of the terms of the Company’s significant collaborations.

Ziopharm Collaboration

Effective January 6, 2011, the Company entered into a worldwide ECC with Ziopharm. Pursuant to the ECC, Ziopharm received a license to the Company’s technology platform within the field of oncology as defined more specifically in the agreement. Upon execution of the ECC, the Company received 3,636,926 shares of Ziopharm’s common stock valued at $17,457 as upfront consideration. In addition to the deliverables discussed above, the Company transferred two clinical product candidates to Ziopharm that resulted in a separate unit of accounting for which $1,115 of the upfront consideration was allocated and recognized as collaboration revenue in 2011. The remaining $16,342 of upfront consideration was allocated to Unit of Accounting 1 discussed above. The Company is entitled to additional shares of common stock representing the lesser of (i) the original shares received or (ii) the number of shares representing 7.495% of Ziopharm’s outstanding shares at the date of the dosing of the first patient in a Phase II clinical trial of a product candidate created, produced or developed by Ziopharm using the Company’s technology (“Ziopharm Milestone”). On October 24, 2012, the Ziopharm Milestone was achieved and the Company received 3,636,926 shares of Ziopharm’s common stock valued at $18,330 as milestone consideration. Since the Ziopharm Milestone was not substantive, the Company allocated the Ziopharm Milestone to the applicable units of accounting and is being recognized in a manner similar to these units of accounting. The Company receives reimbursement payments for research and development services provided and manufacturing services for Company materials provided to Ziopharm during the ECC. Subject to certain expense allocations, Ziopharm will pay the Company 50% of the quarterly net profits derived from the sale of products developed from the ECC. Ziopharm is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization or manufacturing of product candidates. The term of the ECC commenced on January 6, 2011 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Ziopharm upon 90 days written notice to the Company.

See Note 15 for further discussion related to Ziopharm.

Synthetic Biologics, Inc. Collaborations

Effective November 18, 2011, the Company entered into a worldwide ECC with Synthetic Biologics, Inc. (“Synthetic Biologics”), a publicly traded company focused on the development of innovative disease-modifying medicines for serious illnesses. Pursuant to the ECC, at the transaction effective date, Synthetic Biologics received a license to the Company’s technology platform within a designated field (“Field One”). Upon execution of the ECC, the Company received 3,123,558 shares of Synthetic Biologics’ common stock valued at $1,687 as upfront consideration. The Company is entitled to additional shares of common stock representing the lesser of (i) the original shares received or (ii) the number of shares representing 9.995% of Synthetic Biologics’ outstanding shares at the date of the dosing of the first patient in a Phase II clinical trial of a product candidate created, produced or developed by Synthetic Biologics using the Company’s technology. The Company will receive reimbursement payments for research and development services provided pursuant to the agreement and manufacturing services for

Company materials provided to Synthetic Biologics during the ECC. Subject to certain expense allocations, Synthetic Biologics will pay the Company 50% of the quarterly net profits derived from the sale of products developed from the ECC. Synthetic Biologics is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization or manufacturing of the product candidates. The term of the ECC commenced on November 18, 2011 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Synthetic Biologics upon 90 days written notice to the Company. On April 16, 2013, the Company terminated its ECC with Synthetic Biologics in Field One. As a result of this termination, all licenses granted by the Company under the ECC for use in Field One reverted back to the Company and the Company recognized the balance of deferred revenue associated with the upfront consideration as collaboration revenue in April 2013.

On August 6, 2012, the Company entered into its second worldwide ECC with Synthetic Biologics. Pursuant to this ECC, at the transaction effective date, Synthetic Biologics received a license to the Company’s technology platform within a second designated field (“Field Two”). Upon Synthetic Biologics’ shareholders’ approval on October 5, 2012, the Company received a technology access fee of 3,552,210 shares of Synthetic Biologics common stock valued at $7,815 as upfront consideration. Upon the filing by Synthetic Biologics of an investigational new drug application with the U.S. Food and Drug Administration (“U.S. FDA”), the Company will receive cash or common stock at the option of Synthetic Biologics valued at $2,000. Upon the first to occur of either the first commercial sale of a product developed under the ECC or the granting of regulatory approval of a product developed under the ECC, the Company will receive cash or common stock at the option of Synthetic Biologics valued at $3,000. The ECC initially targets three infectious diseases and Synthetic Biologics may elect to target up to five more infectious diseases by paying the Company a field expansion fee of $2,000 in either cash or common stock for each additional infectious disease selected. The Company receives reimbursement payments for research and development services provided pursuant to the agreement and manufacturing services for preclinical Company materials provided to Synthetic Biologics during the ECC. The Company has the option to propose, and Synthetic Biologics can select, the Company to be the bulk manufacturer of products developed from the ECC. On a quarterly basis, Synthetic Biologics will pay the Company royalties with percentages ranging from upper-single digits to lower double digits of net sales of products developed from the ECC. Synthetic Biologics is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization and manufacturing of the product candidates. The term of the ECC commenced on August 6, 2012 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Synthetic Biologics upon 90 days written notice to the Company.

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

S & I Ophthalmic Collaboration

On September 30, 2013, the Company entered into a worldwide ECC with S & I Ophthalmic, a joint venture between the Company and Sun Pharmaceutical Subsidiary, an indirect subsidiary of Sun Pharmaceutical, an international specialty pharmaceutical company focused on chronic diseases (Note 5). The ECC grants S & I Ophthalmic an exclusive worldwide license to the Company’s technology platform to develop and commercialize therapies in humans for the treatment of ocular diseases defined more specifically in the agreement. The Company will be reimbursed for research and development services pursuant to the agreement and manufacturing services for Company materials provided to S & I Ophthalmic during the ECC. Subject to certain expense allocations, S & I Ophthalmic will pay the Company royalties with percentages ranging from mid-single digits and above of the net sales derived from the sale of products developed under the ECC. The term of the ECC commenced on September 30, 2013 and continues until terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by S & I Ophthalmic upon 90 days written notice to the Company.

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

OvaXon Collaboration

On December 18, 2013, the Company entered into a worldwide ECC with OvaXon, a joint venture between the Company and OvaScience, a life sciences company focused on infertility treatments (Note 5). The ECC grants OvaXon an exclusive, worldwide license to the Company’s technology platform to create new applications for improving human and animal health. OvaScience also licensed certain technology to OvaXon pursuant to a separate license agreement. The Company will be reimbursed for research and development services and manufacturing services as provided for in the ECC agreement. The term of the ECC commenced on December 18, 2013 and continues until terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by OvaXon upon 90 days written notice to the Company.

Intrexon Energy Partners Collaboration

On March 26, 2014, the Company entered into a worldwide ECC with Intrexon Energy Partners, a joint venture between the Company and certain investors, including an affiliate of Third Security (Note 5). The ECC grants Intrexon Energy Partners an exclusive, worldwide license to the Company’s technology platform to optimize and scale-up the Company’s gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. Upon execution of the ECC, the Company received a technology access fee of $25,000 as upfront consideration. The Company will be reimbursed for research and development services as provided for in the ECC agreement. The term of the ECC commenced on March 26, 2014 and continues until March 26, 2034 unless terminated prior to that date by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Intrexon Energy Partners upon 90 days written notice to the Company.

Deferred Revenue

Deferred revenue primarily consists of consideration received for upfront and milestone payments in connection with the Company’s collaborations and prepayments for research and development services performed for collaborators pursuant to the terms of the collaborations. Deferred revenue consists of the following:

	June 30, 2014	December 31, 2013
Upfront and milestone payments	$98,233	$72,207
Prepaid research and development services	1,207	1,319
Other	13	45

Total	$99,453	$73,571

Current portion of deferred revenue	$10,706	$7,793
Long-term portion of deferred revenue	88,747	65,778

Total	$99,453	$73,571

7. Short-term and Long-term Investments

The Company’s investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of June 30, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$172,960	$113	$(1)	$173,072
Certificates of deposit	1,519	—	—	1,519

Total	$174,479	$113	$(1)	$174,591

The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$178,277	$35	$(13)	$178,299
Commercial paper	7,997	—	—	7,997
Certificates of deposit	2,266	—	(1)	2,265

Total	$188,540	$35	$(14)	$188,561

For more information on our method for determining the fair value of our assets, see Note 2 – “Fair Value of Financial Instruments”.

The estimated fair value of available-for-sale investments classified by their contractual maturities as of June 30, 2014 was as follows:

Due within one year	$101,046
After one year through three years	73,545

Total	$174,591

Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company’s investments were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and have been in a loss position for less than 12 months.

As of June 30, 2014, the Company did not consider any of its investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company’s ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.

8. Fair Value Measurements

The carrying amount of cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at June 30, 2014:

	Quoted prices in active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	June 30, 2014
Assets
U.S. government debt securities (Note 7)	$—	$173,072	$—	$173,072
Certificates of deposit (Note 7)	—	1,519	—	1,519
Equity securities (Note 6)	109,665	25,230	—	134,895

Total	$109,665	$199,821	$—	$309,486

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at December 31, 2013:

	Quoted prices in active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	December 31, 2013
Assets
U.S. government debt securities (Note 7)	$—	$178,299	$—	$178,299
Commercial paper (Note 7)	—	7,997	—	7,997
Certificates of deposit (Note 7)	—	2,265	—	2,265
Equity securities (Note 6)	110,297	31,228	—	141,525

Total	$110,297	$219,789	$—	$330,086

Financial liabilities measured on a recurring basis were not significant at June 30, 2014 and December 31, 2013.

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

There were no transfers between levels of the fair value hierarchy in the six months ended June 30, 2014 and 2013.

9. Property, Plant and Equipment, net

Property, plant and equipment consist of the following:

	June 30, 2014	December 31, 2013
Land	$55	$55
Building	945	945
Furniture and fixtures	975	876
Lab equipment	24,295	22,275
Leasehold improvements	5,629	5,147
Computer hardware	3,513	3,286
Construction in progress	140	314
Software	1,344	1,008

	36,896	33,906
Less: Accumulated depreciation and amortization	(19,507)	(17,277)

Property, plant and equipment, net	$17,389	$16,629

Depreciation expense was $1,281 and $1,114 for the three months ended June 30, 2014 and 2013, respectively, and $2,399 and $2,260 for the six months ended June 30, 2014 and 2013, respectively

10. Goodwill and Intangible Assets, net

The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows:

Balance as of December 31, 2013	$13,823
Acquisitions	21,042

Balance as of June 30, 2014	$34,865

No goodwill or accumulated impairment losses existed as of June 30, 2014 and December 31, 2013.

Intangible assets consist of the following at June 30, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents and related technologies	$34,772	$(9,090)	$25,682
In-process research and development	19,724	—	19,724

Total	$54,496	$(9,090)	$45,406

No in-process research and development or accumulated impairment losses existed as of June 30, 2014.

Intangible assets consist of the following at December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents and related technologies	$34,772	$(7,716)	$27,056
In-process research and development	14,900	—	14,900

Total	$49,672	$(7,716)	$41,956

No in-process research and development or accumulated impairment losses existed as of December 31, 2013.

Amortization expense was $687 and $709 for the three months ended June 30, 2014 and 2013, respectively, and $1,374 and $1,434 for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, the weighted average useful life for patents and related technology was 12.3 years.

11. Income Taxes

Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company’s annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. For the three months ended June 30, 2014 the Company had a taxable loss of approximately $14,100, which resulted in an income tax benefit of $283 that was recognized to offset income tax expense recognized for the three months ended March 31, 2014. For the six months ended June 30, 2014 the Company had taxable income of approximately $1,200, which, after offset by available loss carryforwards, resulted in $23 of current tax expense due to the corporate alternative minimum tax. The associated deferred tax asset is offset by a valuation allowance due to the Company’s history of net losses combined with an inability to confirm recovery of the tax benefits of the Company’s losses and other net deferred tax assets. For the three and six months ended June 30, 2013, there is no income tax benefit recognized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the Company’s history of net losses incurred from inception, no deferred income tax benefit has been recorded and the corresponding deferred tax assets have been fully reserved as the Company cannot sufficiently be assured that these deferred tax assets will be realized.

At June 30, 2014, the Company has loss carryforwards for federal income tax purposes of approximately $249,600 available to offset future taxable income and federal and state research and development tax credits of approximately $7,000, prior to consideration of annual limitations that may be imposed under Section 382. These carryforwards will begin to expire in 2022. Of these loss carryforwards, approximately $6,800 relate to benefits from stock compensation deductions that will be recorded as a component of paid-in capital when realized.

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

13. Stock Option Plans

Intrexon Stock Option Plan

The Company records the fair value of stock options issued to employees and non-employees as of the grant date as stock-based compensation expense. Stock-based compensation expense for employees and non-employees is recognized over the requisite service period, which is typically the vesting period. Stock-based compensation cost that has been included in research and development expenses and general and administrative expenses amounted to $1,343 and $5,429, respectively, for the three months ended June 30, 2014, and $147 and $641, respectively, for the three months ended June 30, 2013. Stock-based compensation cost that has been included in research and development expenses and general and administrative expenses amounted to $1,670 and $8,799, respectively, for the six months ended June 30, 2014, and $299 and $896, respectively, for the six months ended June 30, 2013.

On April 18, 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for employees and nonemployees pursuant to which the Company’s board of directors may grant share based awards to officers, key employees and nonemployees. During 2011, the 2008 Plan was amended to increase the number of authorized awards under the 2008 plan from 2,857,142 to 5,714,285. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the “2013 Plan”), no new awards may be granted under the 2008 Plan. As of June 30, 2014, there are 2,200,779 stock options outstanding under the 2008 Plan.

On July 26, 2013, the Company adopted the 2013 Plan for employees and nonemployees pursuant to which the Company’s board of directors may grant share based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors and nonemployee directors. The 2013 Plan became effective upon the closing of the IPO. On June 9, 2014, the Company’s shareholders voted to amend the 2013 Plan to increase the numbers of shares authorized for issuance under the 2013 Plan from 7,000,000 to 10,000,000. As of June 30, 2014, there were 6,421,800 stock options outstanding under the 2013 Plan, and there were 3,559,727 remaining shares available for the Company to grant under the 2013 Plan.

Stock option activity under the Company’s award plans during the period indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Balances at December 31, 2013	2,840,648	$8.27	7.75
Granted	6,273,300	28.57
Exercised	(235,438)	(4.30)
Forfeited	(255,646)	(19.51)
Expired	(285)	(7.12)

Balances at June 30, 2014	8,622,579	22.82	9.00
Exercisable at June 30, 2014	1,242,345	7.86	6.39

Vested and Expected to Vest at June 30, 2014(1)	6,657,224	21.72	8.84

(1)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.

Total unrecognized compensation costs related to nonvested awards at June 30, 2014 and December 31, 2013 were $74,570 and $9,639, respectively, and are expected to be recognized over a weighted-average period of approximately three years.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

AquaBounty Stock Option Plan

The AquaBounty 2006 Equity Incentive Plan (the “AquaBounty Plan”) provides for the issuance of incentive stock options to employees of AquaBounty and non-qualified stock options and awards of restricted and direct stock purchases to its directors, officers, employees and consultants of AquaBounty. Unless otherwise indicated, options issued to employees, directors and non-employees are vested over one to three years and are exercisable for a term of ten years from the date of issuance. As of June 30, 2014, there were 7,359,000 options outstanding under the AquaBounty Plan at a weighted average exercise price of $0.31 per share of which 6,255,520 were exercisable. Stock-based compensation cost that has been included in research and development expenses and general and administrative expenses amounted to $21 and $55, respectively, for the three months ended June 30, 2014. Stock-based compensation cost that has been included in research and development expenses and general and administrative expenses amounted to $42 and $111, respectively, for the six months ended June 30, 2014. Stock- based compensation cost that has been included in general and administrative expenses amounted to $21 and $1 for the three and six months ended June 30, 2013, respectively.

14. Commitments and Contingencies

Operating Leases

The Company leases its facilities and certain equipment under noncancelable operating leases. The equipment leases are renewable at the option of the Company. At June 30, 2014, future minimum lease payments under noncancelable operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2014	$1,919
2015	4,397
2016	4,072
2017	2,607
2018	1,295
2019	1,259
Thereafter	2,406

Total	$17,955

Rent expense, including other facility expenses, was $1,361 and $1,766 in the three months ended June 30, 2014 and 2013, respectively, and $2,731 and $3,039 in the six months ended June 30, 2014 and 2013, respectively.

The Company maintains subleases for certain of its facilities. Rental income under sublease agreements was $171 and $91 for the three months ended June 30, 2014 and 2013, respectively, and $262 and $182 for the six months ended June 30, 2014 and 2013, respectively. Future minimum rental payments receivable under noncancelable operating subleases having initial or remaining noncancelable lease terms in excess of one year are $357 for 2014, $725 for 2015, $384 for 2016, and $11 for 2017.

Long Term Debt

In January 2009, the Atlantic Canada Opportunities Agency (“ACOA”), a Canadian government agency, awarded AquaBounty a grant to provide funding of a research and development project. The total amount available under the award is $2,691, which AquaBounty can claim over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to regulatory approval, the timing of repayment is uncertain. As of the acquisition date, AquaBounty had claimed $1,952 of the available funds and this amount was recorded at its acquisition date fair value of $1,107 (Note 4). The Company accretes the difference of $845 between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date and through June 30, 2014, AquaBounty has made subsequent claims of $767 resulting in total long-term debt of $2,001 as of June 30, 2014.

In November 1999, Technology Partnership Canada (“TPC”), a Canadian government agency, agreed to provide AquaBounty funding up to $2,778, to support AquaBounty’s research and development. This amount is repayable to TPC in the form of a 5.2% royalty on revenues generated from AquaBounty’s technology through June 30, 2014. There were no revenues generated from AquaBounty’s technology through June 30, 2014. Therefore, no amounts are required to be repaid.

Contingencies

The Company may become subject to claims and assessments from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2014 and December 31, 2013, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

15. Related Party Transactions

Third Security and Affiliates

The Company reimburses Third Security for certain documented out-of-pocket expenses incurred on the Company’s behalf. The total amount of expenses reimbursed by the Company for the three months ended June 30, 2014 and 2013 was approximately $64 and $167, respectively, and the total amount of expenses reimbursed by the Company for the six months ended June 30, 2014 and 2013 was approximately $88 and $248, respectively.

On June 6, 2011, the Company entered into a worldwide exclusive licensing agreement with Halozyme Therapeutics, Inc. (“Halozyme”) for the use of Halozyme’s proprietary enzyme in one of the Company’s targeted therapeutics. The Company and Halozyme are related parties through common ownership by affiliates of Third Security. The Company’s CEO also serves on Halozyme’s board of directors. Under the terms of the agreement, the Company paid a license fee of $9,000 upon execution of the agreement, which is recorded in research and development expenses on the accompanying consolidated statement of operations. The Company was required to pay an annual exclusivity fee of $1,000 commencing June 6, 2012 and on each anniversary of the effective date of the agreement thereafter until a certain development event occurs. If the Company successfully developed a product candidate using the license in the exclusive field of use and achieves an established sales target, the Company could pay up to $54,000 in milestone payments. The Company was obligated to pay tiered royalties on net sales of the approved product. The Company terminated the agreement effective May 2014 and no payments after that date are required.

The Manager of Third Security is also the Chief Executive Officer (“CEO”) and Chairman of the Board of Directors of the Company. The CEO has not received compensation for his services as CEO, and as a result, the Company recorded $507 and $387 in compensation expense for each of the three months ended June 30, 2014 and 2013, respectively, and $977 and $775 in compensation expense for each of the six months ended June 30, 2014 and 2013, respectively, based on the estimated salary and benefits appropriate for the role.

Transactions with ECC Parties

In conjunction with the ECC with Ziopharm (Note 6), the Company agreed to purchase up to an additional $50,000 of common stock in conjunction with securities offerings that may be conducted by Ziopharm in the future, subject to certain conditions and limitations. Between February 2011 and October 2013, the Company purchased an aggregate of $30,982 of Ziopharm securities. At June 30, 2014, the Company had approximately $19,018 remaining on its purchase commitment.

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

On October 1, 2013, the Company purchased 2,439,024 shares of Fibrocell common stock at $4.10 per share.

16. Net Loss per Share

The following table presents the computation of basic and diluted net loss per share for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Historical net loss per share:
Numerator:
Net loss attributable to Intrexon	$(52,043)	$(5,963)	$(47,928)	$(42,274)
Accretion of dividends on redeemable convertible preferred stock	—	(7,942)	—	(14,347)

Net loss attributable to common shareholders	$(52,043)	$(13,905)	$(47,928)	$(56,621)

Denominator:
Weighted average shares outstanding, basic and diluted	98,892,601	5,667,557	98,113,493	5,664,665

Net loss attributable to common shareholders per share, basic and diluted	$(0.53)	$(2.45)	$(0.49)	$(10.00)

The following potentially dilutive securities as of June 30, 2014 and 2013, have been excluded from the above computations of diluted weighted average shares outstanding as they would have been anti-dilutive:

	June 30,
	2014	2013
Common shares issuable upon conversion of all Series Preferred	—	75,402,332
Options	8,622,579	2,856,905
Warrants	373,102	511,098

Total	8,995,681	78,770,335

In addition to the potentially dilutive securities in the table above, preferred stock cumulative dividends convertible into common shares at a price per share equal to the fair market value of a common share at the time of conversion have been excluded from the computation of diluted weighted-average shares outstanding as of June 30, 2013.

17. Subsequent Events

Effective August 8, 2014 (the “Closing Date”), the Company acquired 100% of the membership interests of Trans Ova Genetics, L.C. (“Trans Ova”), an industry-leading provider of bovine reproductive technologies, pursuant to an Amended and Restated Membership Interest Purchase Agreement (the “Purchase Agreement”) dated as of August 8, 2014. The Company and Trans Ova intend to build upon Trans Ova’s current platform with new capabilities to allow for even higher levels of delivered value to dairy and beef cattle producers. The consideration paid at closing for all the membership interests in Trans Ova consisted of $60,000 in cash and the issuance of 1,444,388 shares of the Company’s common stock. In addition, $20,000 in deferred cash is payable in three equal installments upon the first, second, and third anniversaries of the Closing Date (the “Base Consideration”). The Purchase Agreement also provides for (i) the payment to former equity holders of Trans Ova of the aggregate amounts of certain debts, together with accrued interest, currently owed by Trans Ova to governmental entities in the event and to the extent that those debts are forgiven by the relevant governmental entities; and (ii) the payment to such former equity holders of a portion of certain cash proceeds in the event there is an award under currently pending litigation matters to which Trans Ova is a party (together with the Base Consideration, the “Purchase Agreement Consideration”). The Purchase Agreement Consideration is subject to further adjustment as described in the Purchase Agreement.

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

We have devised our business model to bring many different commercial products to market through the formation of exclusive channel collaborations, or ECCs, with collaborators that have expertise within specific industry segments. Through our ECCs, we provide expertise in the engineering, creation and modification of gene programs and cellular systems, and our collaborators are responsible for providing market and product development expertise, as well as regulatory, sales and marketing capabilities. Generally, our collaborators compensate us through payment of technology access fees, royalties, milestones and reimbursement of certain costs. This business model allows us to leverage our capabilities and capital across a broader landscape of product opportunities and end markets than we would be capable of addressing on our own.

In certain strategic circumstances, we may enter into a joint venture with an ECC collaborator. In that event, we will enter into an ECC with a joint venture entity and may contribute access to our technology, cash or both into the joint venture which we will jointly control with our ECC collaborator. Pursuant to a joint venture agreement, we may be required to contribute additional capital to the joint venture, and we may be able to receive a higher financial return than we would normally receive from an ECC to the extent that we and our ECC collaborator are successful in developing one or more products. We currently are party to three such joint venture agreements: S & I Ophthalmic, LLC, or S & I Ophthalmic, which is a joint venture with a subsidiary of Sun Pharmaceutical Industries Ltd., or Sun Pharmaceutical Subsidiary, an international specialty pharmaceutical company focused on chronic diseases, OvaXon, LLC, or OvaXon, which is a joint venture with OvaScience, Inc., or OvaScience, a life sciences company focused on the discovery, development and commercialization of new treatments for infertility and Intrexon Energy Partners, LLC, or Intrexon Energy Partners, a joint venture with a select group of external investors, to optimize and scale-up our gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. Alternatively, where a collaborator wishes to work with us to develop an early-stage program, we may execute a research collaboration pursuant to which we receive reimbursement for our development costs but the exclusive license rights, and related access fee, are deferred until completion of an initial research program.

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

On August 13, 2013, we completed our initial public offering, or IPO, whereby we sold 11,499,998 shares of common stock (inclusive of 1,499,999 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a price of $16.00 per share. The shares began trading on the NYSE on August 8, 2013. The aggregate net proceeds received by us from the IPO were $168.3 million, net of underwriting discounts and commissions and estimated offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of convertible preferred stock, including accrued but unpaid dividends thereon, converted into 79,705,130 shares of common stock. Additionally, in connection with the closing of the IPO, we amended and restated our articles of incorporation pursuant to which we are authorized to issue 200,000,000 shares of common stock and 25,000,000 shares of undesignated preferred stock.

Mergers and acquisitions

Effective August 8, 2014, we acquired 100% of the membership interests of Trans Ova Genetics, L.C., or Trans Ova, an industry-leading provider in bovine reproductive technologies. Intrexon and Trans Ova intend to build upon Trans Ova’s current platform with new capabilities to allow for even higher levels of delivered value to dairy and beef cattle producers. The consideration paid at closing for all the membership interests in Trans Ova consisted of $60.0 million in cash and the issuance of 1,444,388 shares of the Company’s common stock. In addition, $20.0 million in deferred cash is payable in three equal installments upon the first, second, and third anniversaries of the closing date. The agreement also provides for (i) the payment to former equity holders of Trans Ova of the aggregate amounts of certain debts, together with accrued interest, currently owed by Trans Ova to governmental entities in the event and to the extent that those debts are forgiven by the relevant governmental entities; and (ii) the payment to such former equity holders of a portion of certain cash proceeds in the event there is an award under currently pending litigation matters to which Trans Ova is a party. We will consolidate Trans Ova’s results of operations and financial position effective August 8, 2014.

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

Sources of revenue

We derive our revenues through the execution of ECCs, including with our joint ventures, for the development and commercialization of products enabled by our technologies. Generally, the terms of our ECCs provide that we receive some or all of the following: (i) technology access fees upon consummation of such ECC; (ii) reimbursements of costs incurred by us for our research and development and/or manufacturing efforts related to the specific application provided for in the ECC; (iii) milestone payments upon the achievement of specified development, regulatory and commercial activities; and (iv) royalties on sales of products arising from the collaboration.

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

In future periods, our revenues will depend on the number of ECCs to which we are party, the advancement and creation of programs within our ECCs and the extent to which our collaborators bring products enabled by our technologies to market. Our revenues will also depend on the ability of AquaBounty to receive regulatory approval and establish successful commercialization of its AquAdvantage® Salmon products and on the ability of our consolidated subsidiaries to sustain their existing levels of product sales. Our future revenues may also include additional revenue streams we may acquire through mergers and acquisitions. In light of our limited operating history and experience in consummating new ECCs, there can be no assurance as to the timing, magnitude and predictability of revenues to which we might be entitled.

Research and development expenses

We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and benefits, including stock-based compensation expense, for personnel in research and development functions;

•	fees paid to consultants and contract research organizations who perform research on our behalf and under our direction;

•	costs related to laboratory supplies used in our research and development efforts;

•	depreciation of leasehold improvements, laboratory equipment and computers;

•	amortization of patents and related technologies acquired in mergers and acquisitions; and

•	rent and utility costs for our research and development facilities.

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

The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies or the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators for the three and six months ended June 30, 2014 and 2013. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies or specific applications of our technologies in support of current or prospective collaborators.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)
Expansion or improvement of our platform technologies	$3,454	$4,612	$7,057	$9,100
Specific applications of our technologies in support of current and prospective collaborators	6,929	6,545	12,177	10,797
Other	4,096	2,353	7,336	5,024

Total research and development expenses	$14,479	$13,510	$26,570	$24,921

We expect that our research and development expenses will increase as we continue to enter into ECCs and as we expand our offerings across additional market sectors. We believe these increases will likely include increased costs related to the hiring of additional personnel in research and development functions, increased costs paid to consultants and contract research organizations and increased costs related to laboratory supplies. Research and development expenses may also increase as a result of ongoing research and development operations which we might assume through mergers and acquisitions.

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

We expect that our general and administrative expenses will increase as we operate as a public company. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls and similar requirements applicable to public companies. General and administrative expenses may also increase as a result of ongoing operations which we might assume through mergers and acquisitions.

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

Interest expense pertains to equipment currently under two capitalized leases and long term debt held by AquaBounty.

On March 15, 2013, we recorded a gain on our previously held equity investment in AquaBounty; such gain represented the adjustment to fair value of the pro rata share of our original investment.

Equity in net loss of affiliates

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

Results of operations

Comparison of the three months ended June 30, 2014 and the three months ended June 30, 2013

The following table summarizes our results of operations for the three months ended June 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three months ended June 30,		Dollar Change	% Change
	2014	2013
	(In thousands)
Revenues:
Collaboration revenues	$11,764	$6,674	$5,090	76.3%
Other revenues	23	16	7	43.8%

Total revenues	11,787	6,690	5,097	76.2%
Operating expenses
Research and development	14,479	13,510	969	7.2%
General and administrative	15,390	7,434	7,956	107.0%

Total operating expenses	29,869	20,944	8,925	42.6%

Operating loss	(18,082)	(14,254)	(3,828)	26.9%
Total other income (expense), net	(33,781)	7,735	(41,516)	(536.7)%
Equity in loss of affiliates	(1,355)	—	(1,355)	100.0%

Loss before income taxes	(53,218)	(6,519)	(46,699)	716.4%
Income tax benefit	283	—	283	100.00%

Net loss	(52,935)	(6,519)	(46,416)	712.0%
Net loss attributable to noncontrolling interest	892	556	336	60.4%

Net loss attributable to Intrexon	$(52,043)	$(5,963)	$(46,080)	772.8%

Revenues

Total revenues were $11.8 million for the three months ended June 30, 2014 compared to $6.7 million for the three months ended June 30, 2013, an increase of $5.1 million, or 76.2 percent. The following table shows the collaboration revenue recognized for upfront and milestone payments received from our collaborators and reimbursements received for research and development services provided to our collaborators for the three months ended June 30, 2014 and 2013, together with the changes in those items:

	Upfront and milestone payments			Research and development services			Total
	Three months ended June 30,		Dollar change	Three months ended June 30,		Dollar change	Three months ended June 30,		Dollar change
	2014	2013		2014	2013		2014	2013
	(In thousands)
ZIOPHARM Oncology, Inc.	$644	$644	$—	$3,697	$2,291	$1,406	$4,341	$2,935	$1,406
Synthetic Biologics, Inc.	163	1,666	(1,503)	30	314	(284)	193	1,980	(1,787)
Oragenics, Inc.	261	137	124	52	334	(282)	313	471	(158)
Fibrocell Science, Inc.	448	158	290	883	615	268	1,331	773	558
Genopaver, LLC	68	68	—	423	213	210	491	281	210
S & I Ophthalmic, LLC	—	—	—	607	—	607	607	—	607
OvaXon, LLC	—	—	—	579	—	579	579	—	579
Intrexon Energy Partners, LLC	625	—	625	1,210	—	1,210	1,835	—	1,835
Other	308	78	230	1,766	156	1,610	2,074	234	1,840

Total	$2,517	$2,751	$(234)	$9,247	$3,923	$5,324	$11,764	$6,674	$5,090

The $5.1 million increase in collaboration revenue resulted primarily from the recognition of deferred revenue for upfront payments received from 11 collaborations or expansions thereof signed by us between July 1, 2013 and June 30, 2014; recognition of research and development services performed by us pursuant to these new collaborations; and increased research and development services performed by us for collaborations in effect prior to June 30, 2013 as a result of the progression of current programs and the initiation of new programs with these collaborators. Collaboration revenue from upfront and milestone payments decreased due to the termination of our first ECC with Synthetic Biologics, Inc., or Synthetic Biologics, in April 2013, which resulted in the immediate recognition of $1.5 million of previously deferred revenue.

Research and development expenses

Research and development expenses were $14.5 million for the three months ended June 30, 2014 compared to $13.5 million for the three months ended June 30, 2013. The $1.0 million increase in research and development expenses is primarily the result of a $1.5 million increase in salaries, benefits and other personnel costs due to increased stock-based compensation expenses for stock options grants we made to research and development employees in March 2014. Lab supplies increased $0.6 million as a result of increased research and development services provided to our collaborators discussed above. These increases were offset by a $1.1 million decrease in third party in-license fees due to the termination of our exclusive licensing agreement with Halozyme Therapeutics, Inc., or Halozyme, resulting in $1.0 million savings for the three months ended June 30, 2014.

General and administrative expenses

General and administrative expenses increased $8.0 million to $15.4 million for the three months ended June 30, 2014 compared to $7.4 million for the three months ended June 30, 2013. Of the $8.0 million increase, $6.0 million relates to salaries, benefits and other personnel expenses resulting from our hiring of additional employees needed to operate as a public company and stock-based compensation expenses for stock option grants we made to general and administrative employees in March 2014. Legal and professional expenses increased $1.3 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to costs associated with various merger and acquisition and other business development activities.

Total other income (expense), net

Total other income (expense), net is primarily composed of unrealized appreciation (depreciation) in fair value of equity securities which was $(33.8) million for the three months ended June 30, 2014 compared to $7.7 million for the three months ended June 30, 2013. The unrealized appreciation (depreciation) is the result of market change for the equity securities we hold in certain of our collaborators.

Equity in net loss of affiliates

Equity in net loss of affiliates for the three months ended June 30, 2014 and 2013 includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. We were party to three such investments in the second quarter of 2014 compared to none in the second quarter of 2013.

Comparison of the six months ended June 30, 2014 and the six months ended June 30, 2013

The following table summarizes our results of operations for the six months ended June 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Six months ended June 30,		Dollar change	% Change
	2014	2013
	(In thousands)
Revenues:
Collaboration revenues	$19,601	$10,538	$9,063	86.0%
Other revenues	40	37	3	8.1%

Total revenues	19,641	10,575	9,066	85.7%
Operating expenses:
Research and development	26,570	24,921	1,649	6.6%
General and administrative	29,025	13,914	15,111	108.6%
Total operating expenses	55,595	38,835	16,760	43.2%

Operating loss	(35,954)	(28,260)	(7,694)	27.2%
Total other income (expense), net	(11,818)	(14,231)	2,413	(17.0)%
Equity in loss of affiliates	(1,891)	(390)	(1,501)	384.9%

Loss before income taxes	(49,663)	(42,881)	(6,782)	15.8%
Income tax expense	(23)	—	(23)	100.0%

Net loss	(49,686)	(42,881)	(6,805)	15.9%
Net loss attributable to noncontrolling interest	1,758	607	1,151	189.6%
Net loss attributable to Intrexon	$(47,928)	$(42,274)	$(5,654)	13.4%

Revenues

Total revenues were $19.6 million for the six months ended June 30, 2014 compared to $10.6 million for the six months ended June 30, 2013 resulting in an increase of $9.1 million, or 85.7 percent. The following table shows the collaboration revenue recognized for upfront and milestone payments received from each of our collaborators and reimbursements received for research and development services provided to each of our collaborators for the six months ended June 30, 2014 and 2013, together with the changes in those items:

	Upfront and milestone payments			Research and development services			Total
	Six months ended June 30,		Dollar change	Six months ended June 30,		Dollar change	Six months ended June 30,		Dollar change
	2014	2013		2014	2013		2014	2013
	(In thousands)
ZIOPHARM Oncology, Inc.	$1,288	$1,288	$—	$5,733	$3,721	$2,012	$7,021	$5,009	$2,012
Synthetic Biologics, Inc.	325	1,861	(1,536)	227	689	(462)	552	2,550	(1,998)
Oragenics, Inc.	523	274	249	585	713	(128)	1,108	987	121
Fibrocell Science, Inc.	896	316	580	1,745	1,045	700	2,641	1,361	1,280
Genopaver, LLC	137	68	69	844	213	631	981	281	700
S & I Ophthalmic, LLC	—	—	—	1,486	—	1,486	1,486	—	1,486
OvaXon, LLC	—	—	—	748	—	748	748	—	748
Intrexon Energy Partners, LLC	625	—	625	1,210	—	1,210	1,835	—	1,835
Other	605	81	524	2,624	269	2,355	3,229	350	2,879

Total	$4,399	$3,888	$511	$15,202	$6,650	$8,552	$19,601	$10,538	$9,063

The $9.1 million increase in collaboration revenue resulted primarily from the recognition of deferred revenue for upfront payments received from 11 collaborations or expansions thereof signed by us between July 1, 2013 and June 30, 2014; recognition of research and development services performed us pursuant to these new collaborations; and increased research and development services performed by us for collaborations in effect prior to June 30, 2013 as a result of the progression of current programs and the initiation of new programs with these collaborators. Collaboration revenue from upfront and milestone payments in 2013 includes the immediate recognition of $1.5 million of previously deferred revenue due to the termination of our first ECC with Synthetic Biologics in April 2013.

Research and development expenses

Research and development expenses were $26.6 million for the six months ended June 30, 2014 compared to $24.9 million for the six months ended June 30, 2013. The $1.7 million increase in research and development expenses is primarily the result of a $1.3 million increase in salaries, benefits and other personnel costs due to increased stock-based compensation expenses for stock option grants we made to research and development employees in March 2014 and the inclusion of six months of salaries, benefits and other personnel costs for AquaBounty in our consolidated results for 2014 compared to approximately three and a half months in 2013. Other research and development expenses for AquaBounty increased $0.5 million in 2014 compared to 2013. These increases were offset by a $1.1 million decrease in third party in-license fees due to the termination of our exclusive licensing agreement with Halozyme discussed above.

General and administrative expenses

General and administrative expenses were $29.0 million for the six months ended June 30, 2014 compared to $13.9 million for the six months ended June 30, 2013 resulting in an increase of $15.1 million. Of the $15.1 million increase, $8.9 million relates to salaries, benefits and other personnel expenses resulting from our hiring of additional employees needed to operate as a public company, stock-based compensation expenses for stock option grants we made to general and administrative employees in March 2014 and, inclusion of six months of costs for AquaBounty employees in 2014 compared to approximately three and a half months in 2013. We also incurred stock-based compensation expense for options granted to our non-employee directors which increased $1.8 million due to changes in our director compensation plan which we adopted in conjunction with our transition to a public company. Legal and professional expenses increased $2.9 million due to costs associated with our merger and acquisition activity, the formation of the joint venture with Intrexon Energy Partners, and other business development activity.

Total other income (expense), net

Total other income (expense), net is primarily composed of unrealized appreciation (depreciation) in fair value of equity securities which was $(11.9) million for the six months ended June 30, 2014 compared to $(21.6) million for the six months ended June 30, 2013. The unrealized appreciation (depreciation) is the result of market change for the equity securities we hold in certain collaborators. Total other income (expense), net for the six months ended June 30, 2013 includes a $7.4 million gain on our previously held equity interest in AquaBounty as a result of our consolidating AquaBounty as of March 15, 2013.

Equity in net loss of affiliates

Equity in net loss of affiliates for the six months ended June 30, 2014 and 2013 includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. The $1.5 million increase in equity in net loss of affiliates is the result of us having three such investments in 2014 compared to only one such investment, AquaBounty, in 2013.

Liquidity and capital resources

Sources of liquidity

We have incurred losses from operations since our inception and as of June 30, 2014, we had an accumulated deficit of $424.3 million. From our inception through June 30, 2014, we have funded our operations principally with the proceeds received from the sale of $509.5 million of our preferred stock, net proceeds from our IPO of $168.3 million and cash payments from our collaborators of $74.9 million. As of June 30, 2014, we had cash and cash equivalents of $74.5 million and short-term and long-term investments of $174.6 million. Cash in excess of immediate requirements is invested primarily in money market funds, certificates of deposits, U.S. government debt securities and commercial paper in order to maintain liquidity and capital preservation.

Cash flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six months ended, June 30,
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$(4,171)	$(27,613)
Investing activities	3,257	(95,310)
Financing activities	25,971	146,980
Effect of exchange rate changes on cash and cash equivalents	(61)	1

Net increase in cash and cash equivalents	$24,996	$24,058

Cash flows from operating activities:

Net cash used in operating activities was $4.2 million for the six months ended June 30, 2014 compared to $27.6 million for the six months ended June 30, 2013. Net cash used in operating activities during the six months ended June 30, 2014 was primarily composed of our $50.0 million net loss, which includes noncash items of (i) $11.9 million of unrealized depreciation on our equity securities and (ii) $10.6 million of stock-based compensation expense, offset by the receipt of a $25.0 million technology access fee from our ECC with Intrexon Energy Partners. Net cash used in operating activities during the six months ended June 30, 2013 was primarily composed of our $42.9 million net loss, offset by noncash items which primarily included (i) our unrealized depreciation on equity securities of $21.6 million and (ii) our $7.4 million gain on our previously held equity interest in AquaBounty.

Cash flows from investing activities:

Net cash provided by investing activities was $3.3 million for the six months ended June 30, 2014 compared to net cash used in investing activities of $95.3 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we received proceeds from the maturity of short-term and long-term investments of $73.7 million. These proceeds were offset by cash outflows of $60.5 million of purchases of short-term and long-term investments, $4.9 million for the Medistem acquisition, a $1.5 million capital contribution to OvaXon and $3.8 million in purchases of property and equipment. During the six months ended June 30, 2013, we used cash in excess of our immediate requirements to purchase $95.2 million of short-term and long-term investments.

Cash flows from financing activities:

Net cash provided by financing activities was $26.0 million for the six months ended June 30, 2013 compared to $147.0 million for the six months ended June 30, 2013. During the six months ended June 30, 2014, we received $25.0 million of proceeds from the private placement of our common stock which closed on March 27, 2014 and $1.0 million of proceeds from stock option exercises. During the six months ended June 30, 2013, we received $146.9 million of net proceeds from the sale of our Series F Preferred Stock.

Future capital requirements

We established our current strategy and business model of commercializing our technologies through collaborators with development expertise in 2010 and we consummated our first ECC in January 2011. Through June 30, 2014 we received from our ECCs (i) upfront and milestone consideration totaling $117.8 million, of which $98.2 million has been deferred and will be recognized over future periods; and (ii) reimbursement of our costs incurred for work performed on behalf of our collaborators of $42.4 million. We believe that we will continue to consummate ECCs with new companies across our various market sectors, which will result in additional upfront, milestone and cost recovery payments in the future.

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

We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of upfront, milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	the timing, receipt and amount of funding under future government contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the timing of regulatory approval of AquaBounty products;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	strategic mergers and acquisitions, including both the upfront acquisition cost as well as the cost to integrate, maintain, and expand the strategic target;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and

•	the timing and extent of our obligation to participate in up to $19.0 million in equity financings of ZIOPHARM.

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

Contractual obligations and commitments

The following table summarizes our significant contractual obligations and commercial commitments at June 30, 2014 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating Leases	$17,955	$3,996	$7,724	$3,196	$3,039

In addition to the obligations in the table above, as of June 30, 2014 we also have the following significant contractual obligations described below.

In conjunction with our ECC with ZIOPHARM in 2011, we agreed to purchase up to $50.0 million of ZIOPHARM common stock in conjunction with securities offerings that may be conducted by ZIOPHARM in the future, subject to certain conditions and limitations. We purchased $10.0 million in each of 2013 and 2012 and $11.0 million in 2011 of ZIOPHARM common stock in such securities offerings. The remaining obligation on this purchase commitment is approximately $19.0 million at June 30, 2014. This amount is not included in the table above due to the fact that the timing of such securities purchases cannot be predicted.

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

In December 2012, we received $2.5 million from Synthetic Biologics as prepayment of research and development services to be provided to Synthetic Biologics. Any remaining balance of this prepayment is refundable to Synthetic Biologics in the event our August 2012 ECC is terminated. Synthetic Biologics may voluntarily terminate the ECC upon 90 days’ written notice to us. The remaining balance of this prepayment is $1.1 million at June 30, 2014 and is not included in the table above due to the uncertainty of the timing of the performance of these services by us and the unlikely termination of the ECC by either party.

We are also party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products which incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. At June 30, 2014, we had research and development commitments with third parties totaling $2.6 million of which $1.0 had not yet been incurred.

In January 2009, AquaBounty was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. The total amount available under the award is USD$2.7 million, which AquaBounty can claim over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to regulatory approval, the timing of repayment is uncertain. As of the acquisition date, AquaBounty had claimed $2.0 million of the available funds and this amount was recorded on our audited consolidated balance sheet at its acquisition date fair value of $1.1 million. The Company accretes the difference of $0.9 million between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date and through June 30, 2014, AquaBounty has made subsequent draws of $0.8 million resulting in total long-term debt of $2.0 million as of June 30, 2014. This amount is not included in the table above due to the uncertainty of the timing of repayment.

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

In conjunction with the formation of a joint venture with OvaScience in December 2013, we may make future capital contributions to the joint venture. In cases in which the board of the joint venture determines that additional capital contributions are necessary, we have the option of making additional capital contributions subject to certain limitations. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.

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

On August 8, 2014, we acquired 100% of the membership interests of Trans Ova. At closing, we paid $60.0 million in cash and issued 1,444,388 shares of our common stock. In addition, $20.0 million in deferred cash is payable in three equal installments upon the first, second, and third anniversaries of the closing date. The transaction also provides for (i) the payment to former equity holders of Trans Ova of the aggregate amounts of certain debts, together with accrued interest, currently owed by Trans Ova to governmental entities in the event and to the extent that those debts are forgiven by the relevant governmental entities; and (ii) the payment to such former equity holders of a portion of certain cash proceeds in the event there is an award under currently pending litigation matters to which Trans Ova is a party. These amounts are not included in the table above due to the transaction closing subsequent to June 30, 2014.

Net operating losses

As of June 30, 2014, we had net operating loss carryforwards of approximately $249.6 million for U.S. federal income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of $7.0 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022.

Our past issuances of stock and mergers and acquisitions have resulted in ownership changes within the meaning of Section 382. As a result, the utilization of portions of our net operating losses may be subject to annual limitations. As of June 30, 2014, approximately $16.4 million of our net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1.5 million. As of June 30, 2014, approximately $23.2 million of net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

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

Interest rate risk

We had cash, cash equivalents and short-term and long-term investments of $249.1 million and $238.1 million at June 30, 2014 and December 31, 2013, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities, commercial paper and certificates of deposit. The primary objective of our investment activities is to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities, commercial paper and certificates of deposit which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.

Investments in publicly traded companies

We have common stock investments in several publicly traded companies that are subject to market price volatility. We have adopted the fair value method of accounting for these investments, except for our investment in AquaBounty as further described below, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income (expense), net for the period. As of June 30, 2014 and December 31, 2013 the original aggregate cost basis of these investments was $145.3 million and $140.0 million, respectively, and the market value was $134.9 million and $141.5 million, respectively. The fair value of these investments is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these companies. The fair value of these investments as of June 30, 2014 would be approximately $148.4 million and $107.9 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2013 would be approximately $155.7 million and $113.2 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.

In November 2012, we acquired 47.56 percent of the outstanding common stock of AquaBounty and we accounted for this investment under the equity method of accounting for the period from acquisition date through March 15, 2013. On March 15, 2013, we acquired 18,714,814 additional shares of AquaBounty common stock for $4.9 million, thereby increasing our aggregate ownership to 53.82 percent upon closing. Accordingly, effective upon closing of the acquisition of the additional shares, we consolidated the assets and operating results of AquaBounty in our consolidated financial statements. On March 20, 2014, we acquired 19,040,366 additional shares of AquaBounty common stock for $10.0 million, thereby increasing our aggregate ownership to 59.85 percent upon closing. The common stock of AquaBounty is traded on the London Stock Exchange and the fair value of our investment in

AquaBounty at June 30, 2014 and December 31, 2013 was $30.9 million and $55.0 million, respectively. The fair value of our investment in AquaBounty as of June 30, 2014 would be approximately $34.0 million and $24.7 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2013 would be approximately $60.5 million and $44.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty.

Foreign currency exchange risk

Because the common stock of AquaBounty is traded on the London Stock Exchange, the fair value of our holdings is subject to fluctuations in foreign currency rates. In addition, some of our subsidiaries’ assets and current expenses are denominated in foreign currencies. We do not hedge our foreign currency exchange rate risk. The effect of a hypothetical 10 percent change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements.

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

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, there are a number of risks and uncertainties that can have a material effect on the operating results of our business and our financial condition. There are no additional material updates or changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2013, except as follows:

We may encounter difficulties in connection with our acquisition of Trans Ova.

In August 2014 we completed our acquisition of Trans Ova. We cannot be certain that this acquisition will be successful or that we will realize the anticipated benefits of the acquisition. In particular, we may not be able to realize the strategic and operational benefits and objectives we had anticipated. In addition, we may face increased competition in the markets for Trans Ova’s products. Any of the following factors may have a material adverse effect on our business, operating results and financial condition. These factors may include:

•	The potential disruption of the our ongoing business and diversion of management resources;

•	unanticipated expenses related to Trans Ova’s operations;

•	the impairment of relationships with Trans Ova’s customers;

•	the impairment of relationships with key suppliers and their ability to meet our demand;

•	potential unknown liabilities associated with the acquired business and technology;

•	potential liabilities related to litigation involving Trans Ova;

•	potential periodic impairment of goodwill and intangible assets acquired; and

•	potential inability to retain, integrate and motivate key personnel.

In evaluating our risks, readers should carefully consider this risk factor and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

There were no sales of unregistered securities during the period from April 1, 2014 through June 30, 2014.

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

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description

2.1*	Amended and Restated Membership Interest Purchase Agreement, dated as of August 8, 2014, by and among Intrexon Corporation, Trans Ova Genetics, L.C., the Sellers named on the signature pages thereto, and Pro-Edge, LP., as the Securityholders Representative (Exhibit 2.1 to Intrexon Corporation’s Current Report on Form 8-K, filed on August 11, 2014 with the Securities and Exchange Commission)

31.1	Certification of Randal J. Kirk, Chairman and Chief Executive Officer (Principal Executive Officer) of Intrexon Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Rick L. Sterling, Chief Financial Officer (Principal Financial Officer) of Intrexon Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Randal J. Kirk, Chairman and Chief Executive Officer (Principal Executive Officer) of Intrexon Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Rick L. Sterling, Chief Financial Officer (Principal Financial Officer) of Intrexon Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.0**

Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Shareholders and Total Equity (Deficit) for the six months ended June 30, 2014 (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Previously filed.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intrexon Corporation
(Registrant)

Date: August 14, 2014	By:	/s/ Rick L. Sterling
Rick L. Sterling
Chief Financial Officer
(principal financial and accounting officer)