Form 10-Q
period 2014-09-30
INTREXON CORP
filed 2014-11-13
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  x    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  x    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  x
As of November 7, 2014, 100,517,672 shares of common stock, no par value per share, were outstanding.

INTREXON CORPORATION
FORM 10-Q

RheoSwitch Therapeutic System® is our registered trademark in the United States and LEAPTM and mAbLogixTM are our common law trademarks in the United States. Other trademarks, trade names and service marks appearing in this report are the property of their respective owners.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future events, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our current and future exclusive channel collaborations (“ECCs”) and other collaborations;

•	developments concerning our collaborators;

•	our ability to successfully enter new markets or develop additional products, whether with our collaborators or independently;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	actual or anticipated variations in our operating results;

•	actual or anticipated fluctuations in our competitors’ or our collaborators’ operating results or changes in their respective growth rates;

•	our cash position;

•	market conditions in our industry;

•	our ability, and the ability of our collaborators, to protect our intellectual property and other proprietary rights and technologies;

•	our ability, and the ability of our collaborators, to adapt to changes in laws or regulations and policies;

•	the ability of our collaborators to secure any necessary regulatory approvals to commercialize any products developed under the ECCs;

•	the rate and degree of market acceptance of any products developed by a collaborator under an ECC or through a joint venture;

•	our ability to retain and recruit key personnel;

•	our expectations related to the use of proceeds from our initial public offering; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$24,704	$49,509
Short-term investments	98,380	127,980
Receivables
Trade, net	15,267	790
Related parties	11,673	5,285
Note	10,000	—
Other	628	1,282
Inventory	16,674	—
Prepaid expenses and other	3,978	2,710
Total current assets	181,304	187,556
Long-term investments	51,388	60,581
Equity securities	97,806	141,525
Property, plant and equipment, net	35,596	16,629
Intangible assets, net	68,216	41,956
Goodwill	98,778	13,823
Investments in affiliates	4,146	6,284
Other assets	1,266	1,118
Total assets	$538,500	$469,472
Liabilities and Total Equity
Current liabilities
Accounts payable	$3,575	$1,057
Accrued compensation and benefits	6,697	5,157
Other accrued liabilities	5,024	4,217
Deferred revenue	13,950	7,793
Lines of credit	556	—
Current portion of long term debt	1,490	—
Current portion of deferred consideration	6,812	—
Related party payables	1,159	1,605
Total current liabilities	39,263	19,829
Long term debt, net of current portion	9,428	1,653
Deferred consideration, net of current portion	13,440	—
Deferred revenue	95,902	65,778
Other long term liabilities	625	869
Total liabilities	158,658	88,129
Commitments and contingencies (Note 16)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of September 30, 2014 and December 31, 2013; 100,508,292 and 97,053,712 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	835,330	743,084
Accumulated deficit	(477,067)	(376,414)
Accumulated other comprehensive income	98	52
Total Intrexon shareholders’ equity	358,361	366,722
Noncontrolling interests	21,481	14,621
Total equity	379,842	381,343
Total liabilities and total equity	$538,500	$469,472
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share data)	2014	2013	2014	2013
Revenues
Collaboration revenues	$12,656	$6,028	$32,257	$16,566
Product revenues	4,115	—	4,124	—
Service revenues	4,261	—	4,261	—
Other revenues	165	14	196	51
Total revenues	21,197	6,042	40,838	16,617
Operating Expenses
Cost of products	4,224	—	4,310	—
Cost of services	2,316	—	2,316	—
Research and development	14,851	10,672	41,343	35,593
Selling, general and administrative	14,853	7,407	43,870	21,321
Total operating expenses	36,244	18,079	91,839	56,914
Operating loss	(15,047)	(12,037)	(51,001)	(40,297)
Other Income (Expense)
Unrealized appreciation (depreciation) in fair value of equity securities	(37,089)	27,339	(48,944)	5,704
Gain on previously held equity investment	—	—	—	7,415
Interest expense	(230)	(6)	(309)	(31)
Interest income	202	38	349	58
Other expense, net	(79)	(343)	(110)	(349)
Total other income (expense)	(37,196)	27,028	(49,014)	12,797
Equity in net loss of affiliates	(1,619)	—	(3,510)	(390)
Income (loss) before income taxes	(53,862)	14,991	(103,525)	(27,890)
Income tax expense	—	—	(23)	—
Net income (loss)	$(53,862)	$14,991	$(103,548)	$(27,890)
Net loss attributable to the noncontrolling interests	1,137	507	2,895	1,114
Net income (loss) attributable to Intrexon	$(52,725)	$15,498	$(100,653)	$(26,776)
Accretion of dividends on redeemable convertible preferred stock	—	(4,044)	—	(18,391)
Undistributed earnings allocated to preferred shareholders	—	(3,132)	—	—
Net income (loss) attributable to common shareholders	$(52,725)	$8,322	$(100,653)	$(45,167)
Net income (loss) attributable to common shareholders per share, basic	$(0.53)	$0.15	$(1.02)	$(2.05)
Net income (loss) attributable to common shareholders per share, diluted	$(0.53)	$0.15	$(1.02)	$(2.05)
Weighted average shares outstanding, basic	99,888,203	54,305,354	98,711,564	22,056,396
Weighted average shares outstanding, diluted	99,888,203	56,150,996	98,711,564	22,056,396
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
Net income (loss)	$(53,862)	$14,991	$(103,548)	$(27,890)
Other comprehensive income (loss):
Unrealized gain on investments	4	39	95	24
Foreign currency translation adjustments	39	(46)	(28)	8
Comprehensive income (loss)	(53,819)	14,984	(103,481)	(27,858)
Comprehensive loss attributable to the noncontrolling interests	1,111	528	2,874	1,110
Comprehensive income (loss) attributable to Intrexon	$(52,708)	$15,512	$(100,607)	$(26,748)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders’ and Total Equity
(Unaudited)

(Amounts in thousands, except share data)	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Intrexon shareholders’	Noncontrolling	Total
	Shares	Amount	capital	income	deficit	equity	interests	equity
Balances at December 31, 2013	97,053,712	$—	$743,084	$52	$(376,414)	$366,722	$14,621	$381,343
Stock-based compensation expense	—	—	14,742	—	—	14,742	130	14,872
Exercises of stock options and warrants	324,831	—	1,262	—	—	1,262	12	1,274
Contribution of services by shareholder	—	—	1,485	—	—	1,485	—	1,485
Shares issued to nonemployee members of the Board of Directors	16,908	—	486	—	—	486	—	486
Shares issued in private placement	972,004	—	25,000	—	—	25,000	—	25,000
Shares issued in acquisitions, net	2,140,837	—	51,682	—	—	51,682	—	51,682
Adjustments for noncontrolling interests	—	—	(2,411)	—	—	(2,411)	9,592	7,181
Net loss	—	—	—	—	(100,653)	(100,653)	(2,895)	(103,548)
Other comprehensive income	—	—	—	46	—	46	21	67
Balances at September 30, 2014	100,508,292	$—	$835,330	$98	$(477,067)	$358,361	$21,481	$379,842
The accompanying notes are an integral part of these consolidated financial statements

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2014	2013
Cash flows from operating activities
Net loss	$(103,548)	$(27,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,870	5,461
Loss on disposal of property, plant and equipment	170	349
Unrealized (appreciation) depreciation on equity securities	48,944	(5,704)
Amortization of discount/premium on investments	1,121	251
Equity in net loss of affiliates	3,510	390
Gain on previously held equity investment	—	(7,415)
Stock-based compensation expense	14,872	1,841
Contribution of services by shareholder	1,485	1,163
Shares issued to nonemployee members of the Board of Directors	486	100
Provision for bad debts	74	—
Other noncash items	244	—
Changes in operating assets and liabilities:
Receivables:
Trade	3,443	(49)
Related parties	(5,168)	(4,207)
Other	(41)	(572)
Inventory	582	—
Prepaid expenses and other	(679)	(628)
Other assets	89	(58)
Accounts payable	(1,197)	182
Accrued compensation and benefits	545	(167)
Other accrued liabilities	(820)	(300)
Deferred revenue	18,636	(6,091)
Related party payables	(192)	35
Other long term liabilities	(234)	(150)
Net cash used in operating activities	(10,808)	(43,459)
Cash flows from investing activities
Purchases of investments	(60,478)	(233,232)
Maturities of investments	98,245	15,498
Purchases of equity securities	—	(3,900)
Acquisitions of businesses, net of cash received	(67,117)	512
Investments in affiliates	(2,105)	—
Purchases of property, plant and equipment	(5,190)	(1,262)
Proceeds from sale of property, plant and equipment	151	480
Issuance of related party note receivable	—	(300)
Proceeds from related party notes receivable	—	500
Net cash used in investing activities	(36,494)	(221,704)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2014	2013
Cash flows from financing activities
Proceeds from issuance of Series F redeemable convertible preferred shares	—	150,000
Proceeds from IPO, net of issuance costs	—	168,801
Proceeds from issuance of shares in a private placement	25,000	—
Settlement of fractional shares	—	(5)
Advances from lines of credit	678	—
Repayments of advances from lines of credit	(4,213)	—
Payments of capital lease obligations	(26)	(42)
Proceeds from long term debt	268	354
Payments of long term debt	(130)	(36)
Proceeds from stock option exercises	1,274	55
Payment of stock issuance costs	(256)	(3,148)
Net cash provided by financing activities	22,595	315,979
Effect of exchange rate changes on cash and cash equivalents	(98)	3
Net increase (decrease) in cash and cash equivalents	(24,805)	50,819
Cash and cash equivalents
Beginning of period	49,509	10,403
End of period	$24,704	$61,222
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$47	$50
Significant noncash financing and investing activities
Accretion of dividends on redeemable convertible preferred shares	$—	$18,391
Conversion of redeemable convertible preferred shares to common stock, including accrued dividends	—	571,898
Note receivable as consideration for upfront fee from collaborator	10,000	—
Stock received as consideration for collaboration agreements	5,225	14,847
Stock issued in acquisitions, net	51,682	—
Deferred consideration payable related to acquisition	20,115	—
Accrued contribution to affiliate	—	5,000
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except share and per share data)
1. Organization and Basis of Presentation
Intrexon Corporation (the “Company” or “Intrexon”) is a Virginia corporation primarily focused on forming collaborations to create biologically based products and processes using synthetic biology. The Company has operations in California, Florida, Maryland, Virginia, and Budapest, Hungary. There have been no commercialized products derived from the Company’s collaborations to date.
Trans Ova Genetics, L.C. and Subsidiaries (“Trans Ova”), a provider of bovine reproductive technologies and other genetic processes to cattle breeders, is a wholly owned subsidiary of Intrexon with primary operations in Iowa, Maryland, Missouri, Oklahoma, South Dakota and Texas (Note 3). ViaGen, L.C. (“ViaGen”), a provider of genetic preservation and cloning technologies to the cattle and equine industries, is a wholly owned subsidiary of Trans Ova. Exemplar Genetics, LLC (“Exemplar”), a provider of genetically engineered swine for medical and genetic research, is a consolidated, majority owned subsidiary of Trans Ova. At September 30, 2014, Trans Ova and ViaGen owned approximately 51% of Exemplar.
At September 30, 2014, the Company owned approximately 60% of AquaBounty Technologies, Inc. (“AquaBounty”), a biotechnology company focused on improving productivity in commercial aquaculture (Note 4), and 51% of Biological & Popular Culture, Inc. (“BioPop”) (Note 4).
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
Unaudited Financial Information
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company’s financial position as of September 30, 2014 and results of operations and cash flows for the interim periods ended September 30, 2014 and 2013. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or for any other future annual or interim period. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company also generates revenue through sales of bovine embryos derived from Trans Ova's embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of all of Trans Ova's processes to other livestock, as well as sales of livestock used in production. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred such that risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collection from the customer is reasonably assured.
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
The Company has research and development arrangements with third parties that include upfront and milestone payments. At September 30, 2014 and December 31, 2013, the Company had research and development commitments with third parties totaling $3,201 and $2,445, respectively, of which $1,451 and $957, respectively, had not yet been incurred. The commitments are generally cancellable by the Company at any time upon written notice.
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. The Company believes that it mitigates its risk by investing in or through major financial institutions with high quality credit ratings. Recoverability of investments is dependent upon the performance of the issuer. At September 30, 2014 and December 31, 2013, the Company had cash equivalent investments in highly liquid money market accounts at major financial institutions of $18,717 and $43,733, respectively.
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
Concentrations of Risk
Due to the Company’s mix of fixed and variable rate securities holdings, the Company’s investment portfolio is susceptible to changes in interest rates. As of September 30, 2014, there were no gross unrealized losses on the Company’s investments. From time to time, the Company may liquidate some or all of its investments to fund operational needs or other activities, such as capital expenditures or business acquisitions. Depending on which investments the Company liquidates to fund these activities, the Company could recognize a portion, or all, of the gross unrealized losses.
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable.
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
The Company determined that it has significant influence over two of its collaborators, Ziopharm Oncology, Inc. (“Ziopharm”) and Oragenics, Inc. (“Oragenics”), as of September 30, 2014 and December 31, 2013, based on its ownership interests, representation on the board of directors of the collaborators and other qualitative factors. The Company accounts for its investments in Ziopharm and Oragenics using the fair value option. The fair value of the Company’s equity securities of Ziopharm was $43,270 and $71,134 as of September 30, 2014 and December 31, 2013, respectively, and is included as equity securities in the respective consolidated balance sheets. The Company’s ownership percentage of Ziopharm was 16.0% and 16.4% at September 30, 2014 and December 31, 2013, respectively. Unrealized appreciation (depreciation) in the fair value of the Company’s equity securities held in Ziopharm was $(22,783) and $24,766 for the three months ended September 30, 2014 and 2013, respectively, and $(27,864) and $(2,977) for the nine months ended September 30, 2014 and 2013, respectively. Summarized unaudited financial information for Ziopharm for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$633	$200	$1,033	$600
Operating expenses	12,575	9,315	33,936	51,592
Loss from operations	(11,942)	(9,115)	(32,903)	(50,992)
Other	5,849	(7,598)	11,523	2,789
Net loss	$(6,093)	$(16,713)	$(21,380)	$(48,203)
In September 2013, the Company increased its investment in Oragenics, upon which the Company concluded it had significant influence over the operations of Oragenics. The fair value of the Company’s equity securities of Oragenics was $10,271 and $22,161 as of September 30, 2014 and December 31, 2013, respectively, and is included as equity securities in the respective consolidated balance sheets. The Company’s ownership interest in Oragenics was 24.4% and 24.6% at September 30, 2014 and December 31, 2013, respectively. Unrealized appreciation (depreciation) in the fair value of the Company’s equity securities held in Oragenics was $(5,487) and $(1,262) for the three months ended September 30, 2014 and 2013, respectively, and $(11,890) and $766 for the nine months ended September 30, 2014 and 2013, respectively. Summarized unaudited financial information for Oragenics for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues, net	$201	$253	$719	$597
Gross profit	127	140	440	333
Operating expenses	1,162	9,465	5,026	13,470
Loss from operations	(1,035)	(9,325)	(4,586)	(13,137)
Other	5	—	20	148
Net loss	(1,030)	(9,325)	(4,566)	(12,989)
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
As of September 30, 2014, the Company determined that Genopaver, LLC (“Genopaver”), Intrexon Energy Partners, LLC (“Intrexon Energy Partners”), and Histogenics Corporation (“Histogenics”) were VIEs. The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. As of December 31, 2013, the Company determined that Genopaver was a VIE. The Company was not the primary beneficiary for this entity since it did not have the power to direct the activities that most significantly impact the economic performance of the VIE.
Trade Receivables
Trade receivables consist of credit extended to the Company’s customers and collaborators in the normal course of business and are reported net of an allowance for doubtful accounts. The Company reviews its customer accounts on a periodic basis and records bad debt expense for specific amounts the Company evaluates as uncollectible. Past due status is determined based upon contractual terms. Amounts are written off at the point when collection attempts have been exhausted. Management estimates uncollectible amounts considering such factors as current economic conditions and historic and anticipated customer performance. This estimate can fluctuate due to changes in economic, industry or specific customer conditions which may require adjustment to the allowance recorded by the Company. Management has included amounts believed to be uncollectible in the allowance for doubtful accounts.

Inventory
The Company has inventory which primarily includes adult female cows which are used in certain production processes and are recorded at acquisition cost using the first-in, first-out method or at market, whichever is lower. Work-in-process inventory includes primarily embryos and allocations of production costs and facility costs for products currently in production and is recorded at the lower of cost or market. Significant fluctuations in the price of cows could result in unfavorable adjustments to inventory balances.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Major additions or betterments are capitalized and repairs and maintenance are generally expensed as incurred. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of these assets are as follows:

Years
Buildings	3–20
Furniture and fixtures	7
Equipment	2–11
Land improvements	7–21
Computer hardware	3–7
Software	3–5
Leasehold improvements are amortized over the shorter of the useful life of the asset or the applicable lease term, generally one to twenty years.
Goodwill
Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized (Notes 3 and 4). Goodwill is reviewed for impairment at least annually. The Company performs a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the two-step goodwill impairment test. If this is the case, the two-step goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting unit is greater than the carrying amount, the two-step goodwill impairment test is not required.
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
Intangible Assets
Intangible assets subject to amortization consist of patents, related technologies and know-how; customer relationships; and trademarks acquired as a result of mergers and acquisitions (Note 3). These intangible assets are subject to amortization, were recorded at fair value at the date of acquisition and are stated net of accumulated amortization. Indefinite-lived intangible assets consist of in-process research and development acquired in mergers and acquisitions (Notes 3 and 4) and were recorded at fair value at the dates of the respective acquisitions.
The Company applies the provisions of ASC Topic 350, Intangibles, Goodwill and Other, which requires the amortization of long-lived intangible assets to reflect the pattern in which the economic benefits of the intangible asset are expected to be realized. The intangible assets are amortized over their remaining estimated useful lives, ranging from three to fourteen years for the patents, related technologies and know-how; customer relationships; and trademarks.
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
The Company identifies any uncertain income tax positions and recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest, if any, related to unrecognized tax benefits as a component of interest expense. Penalties, if any, are recorded in selling, general and administrative expenses.
Net Income (Loss) per Share
For the three months ended September 30, 2014 and the nine months ended September 30, 2014 and 2013, basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same for the three months ended September 30, 2014 and the nine months ended September 30, 2014 and 2013.
For the three months ended September 30, 2013, basic and diluted net income per share are presented in conformity with the two-class method, which is required because the Company had issued securities other than common stock that participate in dividends with common stock ("participating securities"). Shares of the Company's preferred stock were considered participating securities for the periods up to immediately prior to the closing of the Company's IPO on August 13, 2013 when all preferred stock and accrued dividends were converted to common stock. The Company's preferred stock did not participate in the allocation of losses of the Company.

Segment Information
The Company has determined that it operates as one segment. The Company uses synthetic biology for the creation of distinct products developed in collaboration with third parties. For the three and nine months ended September 30, 2014 and 2013, substantially all of the Company’s revenues are derived in the United States of America. As of September 30, 2014 and December 31, 2013, substantially all of the Company’s assets are located in the United States of America. As of September 30, 2014, the Company has $1,251 of property and equipment in Hungary.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”). The FASB issued ASU 2014-9 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, which is effective for the Company for the year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.
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
3. Mergers and Acquisitions
Trans Ova Acquisition
On August 8, 2014, the Company acquired 100% of the membership interests of Trans Ova, a provider of bovine reproductive technologies, pursuant to an Amended and Restated Membership Interest Purchase Agreement (the “Purchase Agreement”). Since the acquisition, Trans Ova has continued its operations. The Company and Trans Ova intend to build upon Trans Ova’s current platform with new capabilities with a goal of achieving higher levels of delivered value to dairy and beef cattle producers. Pursuant to the terms of the Amended and Restated Membership Interest Purchase Agreement, the former members of Trans Ova received an aggregate of 1,444,388 shares of the Company's common stock and $63,165 in cash, and will receive deferred cash consideration valued at $20,115 in exchange for all membership interests of Trans Ova. The deferred cash consideration is payable in three equal installments upon the first, second, and third anniversaries of the transaction date. The Purchase Agreement also provides for payment to the former members of Trans Ova of a portion of certain cash proceeds in the event there is an award under certain litigation matters pending as of the transaction date to which Trans Ova is a party. The results of Trans Ova's operations subsequent to August 8, 2014 have been included in the consolidated financial statements, including revenues of $8,502 and net loss of $373 for the three and nine months ended September 30, 2014.
The fair value of the total consideration transferred, including the noncontrolling interest in a majority-owned subsidiary of Trans Ova, was $123,519. The acquisition date fair value of each class of consideration transferred and noncontrolling interest is presented below:

Cash	$63,165
Common shares	32,802
Deferred cash consideration	20,115
Total consideration transferred	116,082
Fair value of noncontrolling interest	7,437
Total	$123,519
The fair value of the shares of the Company’s common stock issued was based on the quoted closing price of the Company’s common stock on August 8, 2014. The preliminary estimated fair value of assets acquired and liabilities assumed at the acquisition date is shown below:

Cash	$960
Trade receivables	17,996
Related party receivables	1,219
Inventory	17,256
Prepaid expenses and other	590
Property, plant and equipment	18,686
Intangible assets	24,100
Other non-current assets	147
Total assets acquired	80,954
Accounts payable	3,317
Accrued compensation and benefits	913
Other accrued liabilities	271
Deferred revenue	2,420
Lines of credit	4,091
Related party payables	1,246
Long term debt	9,090
Total liabilities assumed	21,348
Net assets acquired	59,606
Goodwill	63,913
Total consideration	$123,519
The fair value of assets acquired and liabilities assumed at the acquisition date are based on preliminary valuations and the estimates and assumptions are subject to change as the Company obtains additional information during the measurement period which may be up to one year from the acquisition date. The preliminary fair value of acquired inventory was determined using the cost approach, which establishes value based on the cost of reproducing or replacing the asset. The preliminary fair value of acquired property, plant and equipment was determined using the cost approach and the market approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The acquired intangible assets include various developed technologies and know-how, customer relationships, and trademarks, and the fair values of these assets were determined using the relief-from-royalty, multi-period excess earnings, and with-and-without methods, which are all variations of the income approach that convert future cash flows to single discounted present value amounts. The acquired intangible assets are being amortized over useful lives ranging from three to nine years. Goodwill, which is expected to be deductible for tax purposes, represents the assembled workforce, potential future expansion of Trans Ova business lines and anticipated buyer-specific synergies arising from the combination of the Company’s and Trans Ova’s technologies.
In conjunction with a prior transaction associated with Trans Ova’s subsidiary, ViaGen, in September 2012, the Company may be obligated to make certain future contingent payments to the former equity holders of ViaGen, up to a total of $6,000 if certain revenue targets, as defined in the share purchase agreement, are met.  The Company does not expect these revenue targets to be met and accordingly has assigned no value to this liability.

As of September 30, 2014, the Company has incurred $684 of costs primarily for legal and financial administrative services related to this acquisition, of which $372 and $684 is included in the selling, general, and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.
Medistem Acquisition
On March 6, 2014, the Company acquired 100% of the outstanding common stock and securities convertible into common stock of California-based Medistem, Inc. (“Medistem”), an entity engaged in the development of Endometrial Regenerative Cells (“ERCs”), for a combination of cash and Company common stock. The acquisition allows the Company to employ its synthetic biology platforms to engineer a diverse array of cell-based therapeutic candidates using Medistem’s multipotent ERCs. Pursuant to the terms of the merger agreement, Medistem equity holders received 714,144 shares of the Company’s common stock and $4,920 in cash in exchange for the outstanding Medistem common stock and securities convertible into common stock. Additionally, Medistem had issued the Company two promissory notes in the amount of $707, including accrued interest, which were settled upon closing of the merger. Certain members of Medistem’s management surrendered a total of 17,695 shares of their merger consideration to reimburse the Company for required payroll tax withholdings. The results of Medistem’s operations subsequent to March 6, 2014 have been included in the consolidated financial statements.
The fair value of the total consideration transferred was $24,995. The acquisition date fair value of each class of consideration transferred is presented below:

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
The fair value of assets acquired and liabilities assumed at the acquisition date are considered preliminary and is subject to revision when the valuation of intangible assets is finalized. The preliminary fair value of acquired intangible assets was determined using the cost approach. The acquired intangible assets consist of in-process research and development, which is an indefinite-lived intangible asset. The goodwill consists of buyer-specific synergies between the Company’s and Medistem’s technologies present. The goodwill is not expected to be deductible for tax purposes.
As of September 30, 2014, the Company has incurred $680 of acquisition related costs, of which $310 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2014.

Unaudited Condensed Pro Forma Financial Information
The results of operations of the mergers and acquisitions discussed above are included in the consolidated statement of operations beginning on the day after the respective acquisition dates. The following unaudited condensed pro forma financial information for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013 is presented as if each of the acquisitions had been consummated on January 1, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	Pro forma
Revenues	$31,506	$22,335	$88,628	$65,822
Loss before income taxes	(51,858)	15,453	(98,745)	(27,303)
Net loss	(51,858)	15,453	(98,768)	(27,303)
Net loss attributable to the noncontrolling interests	1,192	721	3,246	1,667
Net loss attributable to Intrexon	(50,666)	16,174	(95,522)	(25,636)
Accretion of dividends on redeemable convertible preferred stock	—	(4,044)	—	(18,391)
Undistributed earnings allocated to preferred shareholders	—	(3,132)	—	—
Net loss attributable to common shareholders	$(50,666)	$8,998	$(95,522)	$(44,027)
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
The Company used the private subscription price to measure fair value of the Company’s previously held investment and noncontrolling interest. The estimated fair value of assets acquired and liabilities assumed at the acquisition date is shown in the table below along with subsequent adjustments during the measurement period to the fair value of assets acquired and liabilities assumed. The adjustments arose from differences between the initial and final valuations of intangible assets and long-term debt.

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
The fair value of acquired intangible assets was determined using the multi-period excess earnings method. The acquired intangible assets consist of in-process research and development until regulatory approval is obtained, at which point the intangible assets will be accounted for as definite-lived intangible assets and amortized over the expected useful life of fifteen years. The goodwill represents future revenue opportunities and the potential for expansion of AquaBounty products and is not expected to be deductible for tax purposes.
The results of operations of AquaBounty are included in the consolidated statements of operations beginning on the acquisition date. The following unaudited condensed pro forma financial information for the nine months ended September 30, 2013 is presented as if the acquisition had been consummated on January 1, 2012:

Nine Months Ended September 30, 2013
Pro forma
Revenues	$16,617
Net loss	(35,742)
Net loss attributable to noncontrolling interest	1,496
Net loss attributable to Intrexon	(34,246)
Accretion of dividends on redeemable convertible preferred stock	(18,391)
Net loss attributable to Intrexon common shareholders	$(52,637)
The pro forma net loss for the nine months ended September 30, 2013 excludes the $7,415 non-recurring gain on remeasurement of the Company’s previously held investment in AquaBounty.
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
5. Investments in Joint Ventures
Intrexon Energy Partners
On March 26, 2014, the Company and certain investors (the “Investors”), including an affiliate of Third Security, LLC (“Third Security”), entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners, a joint venture formed to optimize and scale-up the Company’s gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. The Company contributed technology for a 50% membership interest in Intrexon Energy Partners. The Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Intrexon has committed to make additional capital contributions of up to $25,000, and the Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners’ Board of Managers (the “IEP Board”) and subject to certain limitations. As of September 30, 2014, the Company's remaining commitment was $24,395. The Company and the Investors have the right, but not the obligation, to make additional capital contributions above these limits when and if solicited by the IEP Board. Intrexon Energy Partners is governed by the IEP Board which has five members. Two members of the IEP Board are designated by the Company and three members of the IEP Board are designated by a majority of the Investors. Intrexon Energy Partners incurred a net loss of $1,537 and $2,747 for the three and nine months ended September 30, 2014, respectively.
See discussion of the Company’s ECC with Intrexon Energy Partners at Note 6. See discussion of a concurrent private placement securities purchase made by the Investors at Note 14.
OvaXon
On December 18, 2013, the Company and OvaScience, Inc. (“OvaScience”) entered into a Limited Liability Company Agreement (“OvaXon LLC Agreement”) which governs the affairs and conduct of business of OvaXon, LLC (“OvaXon”), a joint venture to create new applications for improving human and animal health. OvaXon leverages experience and technology from both the Company and OvaScience. Both the Company and OvaScience made an initial capital contribution of $1,500 in January 2014 for a 50% membership interest in OvaXon. In cases in which the board of managers of OvaXon (“OvaXon Board”) determines that additional capital contributions are necessary in order for OvaXon to conduct business and comply with its obligations under the ECC (Note 6), each of the Company and OvaScience have the right, but not the obligation, to make additional capital contributions to OvaXon subject to the OvaXon LLC Agreement. OvaXon is governed by the OvaXon Board which has four members, two each from the Company and OvaScience.
As of September 30, 2014, OvaXon had net assets of $1,172. OvaXon incurred a net loss of $1,044 and $1,828 for the three and nine months ended September 30, 2014, respectively. The Company’s investment in OvaXon was $586 as of September 30, 2014.
S & I Ophthalmic
On September 30, 2013, the Company and an indirect subsidiary (“Sun Pharmaceutical Subsidiary”) of Sun Pharmaceutical Industries Ltd. (“Sun Pharmaceutical”) entered into a Limited Liability Company Agreement (“Sun LLC Agreement”) which governs the affairs and the conduct of business of S & I Ophthalmic, LLC (“S & I Ophthalmic”), a joint venture to develop therapies for the treatment of ocular diseases. S & I Ophthalmic leverages experience and technology from both the Company and Sun Pharmaceutical. Both the Company and Sun Pharmaceutical Subsidiary made an initial capital contribution of $5,000 in October 2013 for a 50% membership interest in S & I Ophthalmic. In cases in which the board of managers of S & I Ophthalmic (“S & I Board”) determines that additional capital contributions are necessary in order for S & I Ophthalmic to conduct business and comply with its obligations under the ECC (Note 6), each of the Company and Sun Pharmaceutical Subsidiary have committed to making additional capital contributions to S&I Ophthalmic subject to certain limits defined in the agreement. Each has the right, but not the obligation, to make additional capital contributions above the defined limits when and if solicited by the S & I Board. S & I Ophthalmic is governed by the S & I Board which has four members, two each from the Company and Sun Pharmaceutical Subsidiary.
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
As of September 30, 2014 and December 31, 2013, S & I Ophthalmic had net assets of $7,120 and $9,567, respectively. S & I Ophthalmic incurred a net loss of $659 and $2,447 for the three and nine months ended September 30, 2014, respectively. The Company’s investment in S & I Ophthalmic was $3,560 and $4,784 as of September 30, 2014 and December 31, 2013, respectively.
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
The Company determines whether collaborations are individually “significant” for disclosure based on a number of factors, including total revenue recorded by the Company pursuant to the collaboration, collaborators either consolidated or accounted for using the equity method, or other qualitative factors. The following table summarizes the amounts recorded in the consolidated statements of operations for each significant collaboration for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
	Collaboration revenue recognized from upfront and milestone payments	Collaboration revenue recognized from research and development services	Total
ZIOPHARM Oncology, Inc.	$644	$3,370	$4,014
Synthetic Biologics, Inc.	163	41	204
Oragenics, Inc.	261	3	264
Fibrocell Science, Inc.	449	1,014	1,463
Genopaver, LLC	68	360	428
S & I Ophthalmic, LLC	—	667	667
OvaXon, LLC	—	813	813
Intrexon Energy Partners, LLC	625	1,535	2,160
Other	280	2,363	2,643
Total	$2,490	$10,166	$12,656

	Three Months Ended September 30, 2013
	Collaboration revenue recognized from upfront and milestone payments	Collaboration revenue recognized from research and development services	Total
ZIOPHARM Oncology, Inc.	$644	$2,122	$2,766
Synthetic Biologics, Inc.	163	176	339
Oragenics, Inc.	138	344	482
Fibrocell Science, Inc.	327	1,383	1,710
Genopaver, LLC	68	315	383
Other	87	261	348
Total	$1,427	$4,601	$6,028

	Nine Months Ended September 30, 2014
	Collaboration revenue recognized from upfront and milestone payments	Collaboration revenue recognized from research and development services	Total
ZIOPHARM Oncology, Inc.	$1,932	$9,103	$11,035
Synthetic Biologics, Inc.	488	268	756
Oragenics, Inc.	784	588	1,372
Fibrocell Science, Inc.	1,345	2,759	4,104
Genopaver, LLC	205	1,204	1,409
S & I Ophthalmic, LLC	—	2,153	2,153
OvaXon, LLC	—	1,561	1,561
Intrexon Energy Partners, LLC	1,250	2,745	3,995
Other	885	4,987	5,872
Total	$6,889	$25,368	$32,257

	Nine Months Ended September 30, 2013
	Collaboration revenue recognized from upfront and milestone payments	Collaboration revenue recognized from research and development services	Total
ZIOPHARM Oncology, Inc.	$1,932	$5,843	$7,775
Synthetic Biologics, Inc.	2,024	865	2,889
Oragenics, Inc.	412	1,057	1,469
Fibrocell Science, Inc.	643	2,428	3,071
Genopaver, LLC	136	528	664
Other	168	530	698
Total	$5,315	$11,251	$16,566
The following is a summary of the terms of the Company’s significant collaborations.
Ziopharm Collaboration
Effective January 6, 2011, the Company entered into a worldwide ECC with Ziopharm. Pursuant to the ECC, Ziopharm received a license to the Company’s technology platform within the field of oncology as defined more specifically in the agreement. Upon execution of the ECC, the Company received 3,636,926 shares of Ziopharm’s common stock valued at $17,457 as upfront consideration. In addition to the deliverables discussed above, the Company transferred two clinical product candidates to Ziopharm that resulted in a separate unit of accounting for which $1,115 of the upfront consideration was allocated and recognized as collaboration revenue in 2011. The remaining $16,342 of upfront consideration was allocated to Unit of Accounting 1 discussed above. The Company is entitled to additional shares of common stock representing the lesser of (i) the original shares received or (ii) the number of shares representing 7.495% of Ziopharm’s outstanding shares at the date of the dosing of the first patient in a Phase II clinical trial of a product candidate created, produced or developed by Ziopharm using the Company’s technology (“Ziopharm Milestone”). On October 24, 2012, the Ziopharm Milestone was achieved and the Company received 3,636,926 shares of Ziopharm’s common stock valued at $18,330 as milestone consideration. Since the Ziopharm Milestone was not substantive, the Company allocated the Ziopharm Milestone to the applicable units of accounting and is being recognized in a manner similar to these units of accounting. The Company receives reimbursement payments for research and development services provided and manufacturing services for Company materials provided to Ziopharm during the ECC. Subject to certain expense allocations, Ziopharm will pay the Company 50% of the quarterly net profits derived from the sale of products developed from the ECC, as defined in the agreement. Ziopharm is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization or manufacturing of product candidates. The term of the ECC commenced on January 6, 2011 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Ziopharm upon 90 days written notice to the Company.
See Note 17 for further discussion related to Ziopharm.
Synthetic Biologics, Inc. Collaborations
Effective November 18, 2011, the Company entered into a worldwide ECC with Synthetic Biologics, Inc. (“Synthetic Biologics”), a publicly traded company focused on the development of innovative disease-modifying medicines for serious illnesses. Pursuant to the ECC, at the transaction effective date, Synthetic Biologics received a license to the Company’s technology platform within a designated field (“Field One”). Upon execution of the ECC, the Company received 3,123,558 shares of Synthetic Biologics’ common stock valued at $1,687 as upfront consideration. The Company is entitled to additional shares of common stock representing the lesser of (i) the original shares received or (ii) the number of shares representing 9.995% of Synthetic Biologics’ outstanding shares at the date of the dosing of the first patient in a Phase II clinical trial of a product candidate created, produced or developed by Synthetic Biologics using the Company’s technology. The Company will receive reimbursement payments for research and development services provided pursuant to the agreement and manufacturing services for Company materials provided to Synthetic Biologics during the ECC. Subject to certain expense allocations, Synthetic Biologics will pay the Company 50% of the quarterly net profits derived from the sale of products developed from the ECC, as defined in the agreement. Synthetic Biologics is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization or manufacturing of the product candidates. The term of the ECC commenced on November 18, 2011 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Synthetic Biologics upon 90 days written notice to the Company. On April 16, 2013, the Company terminated its ECC with Synthetic Biologics in Field One. As a result of this termination, all licenses granted by the Company under the ECC for use in Field One reverted back to the Company and the Company recognized the balance of deferred revenue associated with the upfront consideration as collaboration revenue in April 2013.
On August 6, 2012, the Company entered into its second worldwide ECC with Synthetic Biologics. Pursuant to this ECC, at the transaction effective date, Synthetic Biologics received a license to the Company’s technology platform within a second designated field (“Field Two”). Upon Synthetic Biologics’ shareholders’ approval on October 5, 2012, the Company received a technology access fee of 3,552,210 shares of Synthetic Biologics common stock valued at $7,815 as upfront consideration. Upon the filing by Synthetic Biologics of an investigational new drug application with the U.S. Food and Drug Administration (“U.S. FDA”), the Company will receive cash or common stock at the option of Synthetic Biologics valued at $2,000. Upon the first to occur of either the first commercial sale of a product developed under the ECC or the granting of regulatory approval of a product developed under the ECC, the Company will receive cash or common stock at the option of Synthetic Biologics valued at $3,000. The ECC initially targets three infectious diseases and Synthetic Biologics may elect to target up to five more infectious diseases by paying the Company a field expansion fee of $2,000 in either cash or common stock for each additional infectious disease selected. The Company receives reimbursement payments for research and development services provided pursuant to the agreement and manufacturing services for preclinical Company materials provided to Synthetic Biologics during the ECC. The Company has the option to propose, and Synthetic Biologics can select, the Company to be the bulk manufacturer of products developed from the ECC. On a quarterly basis, Synthetic Biologics will pay the Company royalties with percentages ranging from upper-single digits to lower double digits of net sales of products developed from the ECC, as defined in the agreement. Synthetic Biologics is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization and manufacturing of the product candidates. The term of the ECC commenced on August 6, 2012 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Synthetic Biologics upon 90 days written notice to the Company.
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
See Note 17 for further discussion related to Synthetic Biologics.
Oragenics Collaborations
Effective June 5, 2012, the Company entered into a worldwide ECC with Oragenics, a publicly traded company focused on becoming the world leader in novel antibiotics against infectious disease and probiotics for oral health for humans and pets. Pursuant to the ECC, at the transaction effective date, Oragenics received a license to the Company’s technology platform within the field of lantibiotics for the treatment of infectious diseases in humans and companion animals as defined more specifically in the agreement. Upon execution of the ECC, the Company received a technology access fee of 4,392,425 shares of Oragenics’ common stock valued at $6,588 as upfront consideration. The Company is entitled to receive additional shares of common stock, or at Oragenics’ option, receive a cash payment based upon the fair market value of the shares, upon the separate achievement of certain regulatory milestones of the first product candidate developed from the ECC (“Oragenics ECC 1 Milestones”). The Oragenics ECC 1 Milestones include: (i) 1% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the filing of the first Investigative New Drug Application with the U.S. FDA for a product candidate created, produced or developed using the Company’s technology (“Oragenics ECC 1 Product”); (ii) 1.5% of
Oragenics’ outstanding shares as defined in the ECC agreement at the date of the dosing of the first patient in the first Phase II clinical trial of an Oragenics ECC 1 Product; (iii) 2% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the dosing of the first patient in the first Phase III clinical trial of an Oragenics ECC 1 Product; (iv) 2.5% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the first New Drug Application or Biologics License Application with the U.S. FDA for an Oragenics ECC 1 Product, or alternatively the first equivalent regulatory filing with a foreign agency; and (v) 3% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the granting of the first regulatory approval of an Oragenics ECC 1 Product. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Oragenics during the ECC. Oragenics will pay the Company 25% of the quarterly profits derived from the sale of products developed from the ECC, as defined in the agreement.
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
Effective September 30, 2013, the Company entered into its second worldwide ECC with Oragenics (“ECC 2”). Pursuant to ECC 2, at the transaction effective date, Oragenics received a license to the Company’s technology platform to develop and commercialize probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus as defined more specifically in the agreement. Upon execution of ECC 2, the Company received a technology access fee of 1,348,000 shares of Oragenics’ common stock valued at $3,503 and a $1,956 convertible promissory note maturing on or before December 31, 2013 as upfront consideration. Prior to the maturity date, Oragenics had the right to convert the promissory note into shares of Oragenics’ common stock subject to its shareholders’ approval. The conversion price is equal to the closing price of Oragenics’ common stock on the last trading day immediately prior to the date of conversion. On December 18, 2013, Oragenics converted the promissory note into 698,241 shares of Oragenics’ common stock. The Company is entitled to receive additional shares of common stock, or at Oragenics’ option, receive a cash payment based upon the fair market value of the shares, upon the first instance of attainment of certain commercialization milestones of a product candidate developed from ECC 2 (“Oragenics ECC 2 Milestones”). The Oragenics ECC 2Milestones include: (i) $2,000 within thirty days of the first instance of the achievement of the first dosing of a patient in a phase II clinical trial for an Oragenics product developed from ECC 2 (“Oragenics ECC 2 Product”); (ii) $5,000 within thirty days of the first instance of the achievement of the meeting of the primary endpoint in a phase III clinical trial for an Oragenics ECC 2 Product; and (iii) $10,000 within thirty days of the first instance of the achievement of the first to occur of (a) the first commercial sale of an Oragenics ECC 2 Product anywhere in the world, or (b) the regulatory approval for an Oragenics ECC 2 Product. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Oragenics during ECC 2. Oragenics will pay the Company 10% of the net sales derived from the sale of products developed from ECC 2, as defined in the agreement.
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
See Note 17 for further discussion related to Oragenics.
Fibrocell Science, Inc. Collaboration
Effective October 5, 2012, the Company entered into an ECC with Fibrocell Science, Inc. (“Fibrocell”), a publicly traded, autologous cellular therapeutic company focused on the development of innovative products for aesthetic, medical and scientific applications. Pursuant to the ECC, at the transaction effective date, Fibrocell received a license to the Company’s technology platform to develop and commercialize genetically modified and non-genetically modified autologous fibroblasts and autologous dermal cells in the United States of America. Upon execution of the ECC, the Company received a technology access fee of 1,317,520 shares of Fibrocell’s common stock valued at $7,576 as upfront consideration. The number of shares received reflects a 1-for-25 reverse stock split of Fibrocell’s common stock effective April 30, 2013. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Fibrocell during the ECC. On a quarterly basis, Fibrocell will pay the Company royalties of 7% of net sales up to $25,000 and 14% of net sales above $25,000 on each product developed from the ECC, as defined in the agreement. If Fibrocell uses the Company’s technology platform to improve the production of a current or new Fibrocell product not developed from the ECC, Fibrocell will pay the Company a quarterly royalty equal to 33% of the cost of goods sold savings generated by the improvement, as defined in the agreement. Fibrocell is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization and manufacturing of the product candidates. The term of the ECC commenced on October 5, 2012 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Fibrocell upon 90 days written notice to the Company.
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
See Note 17 for further discussion related to Fibrocell.
Genopaver Collaboration
Effective March 29, 2013, the Company entered into a worldwide ECC with Genopaver, a limited liability company formed by affiliates of Third Security (Note 15). Genopaver was formed for the purpose of entering into the ECC and developing and commercializing products in the field of the fermentative production of alkaloids through genetically modified cell-lines and substrate feeds for use as active pharmaceutical ingredients or as commercially sold intermediates in the manufacture of active pharmaceutical ingredients. Upon execution of the ECC, the Company received a technology access fee of $3,000 as upfront consideration. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC. Genopaver will pay the Company a royalty as a percentage in the lower-double digits on the quarterly gross profits of product sales from products developed under the ECC, as defined in the agreement. Genopaver is responsible for the development and commercialization of the product candidates. The term of the ECC commenced on March 29, 2013 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Genopaver upon 90 days days written notice to the Company.
AquaBounty Collaboration
On February 14, 2013, the Company entered into an ECC with AquaBounty. The Company will be reimbursed for research and development services as provided for in the ECC agreement. In the event of product sales from a product developed from the ECC, the Company will receive 16.66% of quarterly gross profits for each product, as defined in the agreement. All revenues and expenses related to this ECC are eliminated in consolidation (Note 4).
S & I Ophthalmic Collaboration
On September 30, 2013, the Company entered into a worldwide ECC with S & I Ophthalmic, a joint venture between the Company and Sun Pharmaceutical Subsidiary, an indirect subsidiary of Sun Pharmaceutical, an international specialty pharmaceutical company focused on chronic diseases (Note 5). The ECC grants S & I Ophthalmic an exclusive worldwide license to the Company’s technology platform to develop and commercialize therapies in humans for the treatment of ocular diseases defined more specifically in the agreement. The Company will be reimbursed for research and development services pursuant to the agreement and manufacturing services for Company materials provided to S & I Ophthalmic during the ECC. Subject to certain expense allocations, S & I Ophthalmic will pay the Company royalties with percentages ranging from mid-single digits and above of the net sales derived from the sale of products developed under the ECC, as defined in the agreement. The term of the ECC commenced on September 30, 2013 and continues until terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by S & I Ophthalmic upon 90 days written notice to the Company.
BioPop Collaboration
On October 1, 2013, the Company entered into a worldwide ECC with BioPop. The ECC grants BioPop an exclusive, worldwide license to the Company’s technology platform to develop and commercialize artwork, children’s toys and novelty goods that are derived from living organisms or are enabled by synthetic biology. The Company will be reimbursed for research and development services and manufacturing services as provided for in the ECC agreement. The Company is entitled to royalties in the mid-single digits as a percentage of the net product sales of a product developed under the ECC, as defined in the agreement. All revenues and expenses related to this ECC are eliminated in consolidation (Note 4).
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
Deferred Revenue
Deferred revenue primarily consists of consideration received for upfront and milestone payments in connection with the Company’s collaborations, prepayments for research and development services performed for collaborators pursuant to the terms of the collaborations, and prepayments for product and service revenues. Deferred revenue consists of the following:

	September 30, 2014	December 31, 2013
Upfront and milestone payments	$105,943	$72,207
Prepaid research and development services	1,423	1,319
Prepaid product and service revenues	1,914	—
Other	572	45
Total	$109,852	$73,571
Current portion of deferred revenue	$13,950	$7,793
Long-term portion of deferred revenue	95,902	65,778
Total	$109,852	$73,571
7. Short-term and Long-term Investments
The Company’s investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of September 30, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$148,632	$116	$—	$148,748
Certificates of deposit	1,020	—	—	1,020
Total	$149,652	$116	$—	$149,768
The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$178,277	$35	$(13)	$178,299
Commercial paper	7,997	—	—	7,997
Certificates of deposit	2,266	—	(1)	2,265
Total	$188,540	$35	$(14)	$188,561

For more information on our method for determining the fair value of our assets, see Note 2 – “Fair Value of Financial Instruments”.
The estimated fair value of available-for-sale investments classified by their contractual maturities as of September 30, 2014 was as follows:

Due within one year	$98,380
After one year through three years	51,388
Total	$149,768
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company’s investments were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and have been in a loss position for less than 12 months.
As of September 30, 2014, the Company did not consider any of its investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company’s ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.
8. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at September 30, 2014:

	Quoted prices in active markets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	September 30, 2014
Assets
U.S. government debt securities (Note 7)	$—	$148,748	$—	$148,748
Certificates of deposit (Note 7)	—	1,020	—	1,020
Equity securities (Note 6)	82,096	15,710	—	97,806
Total	$82,096	$165,478	$—	$247,574
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

Financial liabilities measured on a recurring basis were not significant at September 30, 2014 and December 31, 2013.
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
There were no transfers between levels of the fair value hierarchy in the nine months ended September 30, 2014 and 2013.
9. Inventory
Inventory consists of the following:

September 30, 2014
Supplies, semen and embryos	$1,189
Work in process	3,918
Livestock	9,510
Feed	2,057
Total inventory	$16,674
10. Property, Plant and Equipment, net
Property, plant and equipment consist of the following:

	September 30, 2014	December 31, 2013
Land	$5,667	$55
Buildings	5,775	945
Furniture and fixtures	1,057	876
Equipment	31,182	22,275
Leasehold improvements	6,279	5,147
Land improvements	825	—
Computer hardware	3,313	3,286
Construction in progress	404	314
Software	1,705	1,008
	56,207	33,906
Less: Accumulated depreciation and amortization	(20,611)	(17,277)
Property, plant and equipment, net	$35,596	$16,629
Depreciation expense was $1,807 and $1,058 for the three months ended September 30, 2014 and 2013, respectively, and $4,206 and $3,318 for the nine months ended September 30, 2014 and 2013, respectively
11. Goodwill and Intangible Assets, net
The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows:

Balance as of December 31, 2013	$13,823
Acquisitions	84,955
Balance as of September 30, 2014	$98,778

No goodwill or accumulated impairment losses existed as of September 30, 2014 and December 31, 2013.
Intangible assets consist of the following at September 30, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, related technologies and know-how	$41,872	$(9,930)	$31,942
Customer relationships	11,100	(331)	10,769
Trademarks	5,900	(119)	5,781
In-process research and development	19,724	—	19,724
Total	$78,596	$(10,380)	$68,216
No in-process research and development or accumulated impairment losses existed as of September 30, 2014.
Intangible assets consist of the following at December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, related technologies and know-how	$34,772	$(7,716)	$27,056
In-process research and development	14,900	—	14,900
Total	$49,672	$(7,716)	$41,956
No in-process research and development or accumulated impairment losses existed as of December 31, 2013.
Amortization expense was $1,290 and $709 for the three months ended September 30, 2014 and 2013, respectively, and $2,664 and $2,143 for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, the weighted average useful life for patents, related technologies and know-how; customer relationships; and trademarks was 10.3 years.
12. Lines of Credit and Long Term Debt
Lines of Credit
Trans Ova has a $10,000 revolving line of credit with First National Bank of Omaha which matures on May 1, 2015. The line of credit bears interest at the greater of 2.95% above the London Interbank Offered Rate or 3.00% and was 3.11% at September 30, 2014. As of September 30, 2014, there was no outstanding balance. The amount available under the line of credit is based on the greater of eligible accounts receivable and inventory or the maximum line of credit amount. As of September 30, 2014, the amount available under the line of credit was $10,000.
Trans Ova's revolving line of credit is collateralized by certain of its assets and contain certain restricted covenants that include maintaining minimum tangible net worth, maximum allowable annual capital expenditures and working capital. Trans Ova was in compliance with these covenants as of September 30, 2014.
Exemplar has a $700 revolving line of credit with American State Bank which matures on November 1, 2015. The line of credit bears interest at 4.50% per annum. As of September 30, 2014, there was an outstanding balance of $556. As of September 30, 2014, the amount available under the line of credit was $144.

Long Term Debt
Long term debt consists of the following:

	September 30, 2014	December 31, 2013
Notes payable	$8,127	$—
Royalty-based financing	1,958	1,653
Other	833	—
Long term debt	10,918	1,653
Less current portion	1,490	—
Long term debt, less current portion	$9,428	$1,653
Trans Ova has a note payable with American State Bank which matures in April 2033 and has an outstanding principal balance of $6,036 as of September 30, 2014. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by all of Trans Ova's assets.
Trans Ova has a non-interest bearing note payable with the Iowa Economic Development Authority which matures in July 2016 and has an outstanding principal balance of $1,466 as of September 30, 2014. Trans Ova pays quarterly installments of $183. The note payable in collateralized by certain of Trans Ova's real estate.
Exemplar has notes payable with outstanding principal balances totaling $625 as of September 30, 2014. Exemplar pays monthly installments ranging from $1 to $3 with interest rates ranging from 0% to 3.00%. These notes mature from September 2018 to May 2020 and are collateralized by certain of Exemplar's real estate or letters of credit of certain of its members.
AquaBounty has a royalty-based financing grant from the Atlantic Canada Opportunities Agency ("ACOA"), a Canadian government agency, to provide funding of a research and development project. The total amount available under the award is $2,574, which AquaBounty can claim over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to regulatory approval, the timing of repayment is uncertain. As of the acquisition date, AquaBounty had claimed $1,952 of the available funds and this amount was recorded at its acquisition date fair value of $1,107 (Note 4). The Company accretes the difference of $845 between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date and through September 30, 2014, AquaBounty has made subsequent claims of $767 resulting in total long term debt of $1,958 as of September 30, 2014.
Future maturities of long term debt are as follows:

2014	$309
2015	1,681
2016	1,068
2017	362
2018	508
2019	335
Thereafter	4,697
Total	$8,960
The AquaBounty royalty-based financing grant is not included in the table above due to the uncertainty of the timing of repayment.
13. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company’s annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. For the three months ended September 30, 2014, the Company had a taxable loss of approximately $600 and no income tax benefit was recognized. For the nine months ended September 30, 2014, the Company had taxable income of approximately $600, which, after offset by available loss carryforwards, resulted in $23 of current tax expense due to the corporate alternative minimum tax. The associated deferred tax asset is offset by a valuation allowance due to the Company’s history of net losses combined with an inability to confirm recovery of the tax benefits of the Company’s losses and other net deferred tax assets. For the three and nine months ended September 30, 2013, there is no income tax benefit recognized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the Company’s history of net losses incurred from inception, no deferred income tax benefit has been recorded and the corresponding deferred tax assets have been fully reserved as the Company cannot sufficiently be assured that these deferred tax assets will be realized.
At September 30, 2014, the Company has loss carryforwards for federal income tax purposes of approximately $250,200 available to offset future taxable income and federal and state research and development tax credits of approximately $7,000, prior to consideration of annual limitations that may be imposed under Section 382. These carryforwards will begin to expire in 2022. Of these loss carryforwards, approximately $7,600 relate to benefits from stock compensation deductions that will be recorded as a component of paid-in capital when realized.
14. Shareholders’ Equity
On March 26, 2014 and concurrent with the formation of Intrexon Energy Partners, the Company entered into securities purchase agreements with each of the Investors in Intrexon Energy Partners for the private placement of 972,004 shares of the Company’s common stock at a price per share of $25.72 for gross proceeds of $25,000. Each Investor purchased an amount proportionate to its investment in Intrexon Energy Partners, including 243,001 shares, or $6,250, purchased by an affiliate of Third Security (Note 17).
15. Stock Option Plans
The Company records the fair value of stock options issued to employees and non-employees as of the grant date as stock-based compensation expense. Stock-based compensation expense for employees and non-employees is recognized over the requisite service period, which is typically the vesting period. Stock-based compensation costs included in the consolidated statements of operations are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of products	$5	$—	$5	$—
Cost of services	50	—	50	—
Research and development	1,514	52	3,226	351
Selling, general and administrative	2,681	593	11,591	1,490
Total	$4,250	$645	$14,872	$1,841
Intrexon Stock Option Plans
On April 18, 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for employees and nonemployees pursuant to which the Company’s board of directors may grant share based awards to officers, key employees and nonemployees. During 2011, the 2008 Plan was amended to increase the number of authorized awards under the 2008 plan from 2,857,142 to 5,714,285. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the “2013 Plan”), no new awards may be granted under the 2008 Plan. As of September 30, 2014, there are 1,779,850 stock options outstanding under the 2008 Plan.
On July 26, 2013, the Company adopted the 2013 Plan for employees and nonemployees pursuant to which the Company’s board of directors may grant share based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors and nonemployee directors. The 2013 Plan became effective upon the closing of the IPO. On June 9, 2014, the Company’s shareholders voted to amend the 2013 Plan to increase the numbers of shares authorized for issuance under the 2013 Plan from 7,000,000 to 10,000,000. As of September 30, 2014, there were 6,414,800 stock options outstanding under the 2013 Plan, and there were 3,500,970 remaining shares available for the Company to grant under the 2013 Plan.
Stock option activity under the Company’s award plans during the period indicated is as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term
Balances at December 31, 2013	2,840,648	$8.27	7.75
Granted	7,420,800	27.58
Exercised	(286,324)	(4.55)
Forfeited	(1,779,862)	(24.06)
Expired	(612)	(7.12)
Balances at September 30, 2014	8,194,650	22.46	8.74
Exercisable at September 30, 2014	1,259,789	7.99	5.60
Vested and Expected to Vest at September 30, 2014(1)	6,457,981	21.53	8.55

(1)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.
Total unrecognized compensation costs related to nonvested awards at September 30, 2014 and December 31, 2013 were $64,413 and $9,639, respectively, and are expected to be recognized over a weighted-average period of approximately three years.
The Company currently uses authorized and unissued shares to satisfy share award exercises.
Other Plans
As of September 30, 2014, there were 397,000 options outstanding under the Exemplar membership interest unit option plan at a weighted average exercise price of $2.10 per unit of which 215,000 were exercisable.
As of September 30, 2014, there were 7,371,000 options outstanding under the AquaBounty 2006 Equity Incentive Plan at a weighted average exercise price of $0.31 per share of which 6,195,520 were exercisable.
16. Commitments and Contingencies
Operating Leases
The Company leases certain facilities and equipment under noncancelable operating leases. At September 30, 2014, future minimum lease payments under noncancelable operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2014	$981
2015	4,336
2016	4,162
2017	2,685
2018	1,342
2019	1,260
Thereafter	2,406
Total	$17,172

Rent expense, including other facility expenses, was $2,518 and $1,296 in the three months ended September 30, 2014 and 2013, respectively, and $5,249 and $4,335 in the nine months ended September 30, 2014 and 2013, respectively.
The Company maintains subleases for certain of its facilities. Rental income under sublease agreements was $270 and $91 for the three months ended September 30, 2014 and 2013, respectively, and $532 and $273 for the nine months ended

September 30, 2014 and 2013, respectively. Future minimum rental payments receivable under noncancelable operating subleases having initial or remaining noncancelable lease terms in excess of one year are $271 for 2014, $1,282 for 2015, $958 for 2016, and $60 for 2017.
Note Receivable
The Company entered into an ECC with Histogenics on September 30, 2014 and received a $10,000 convertible promissory note as upfront consideration. The note matures on September 30, 2015 and accrues interest at 6.0% per annum. The principal and unpaid accrued interest may be (i) converted to Histogenics' common stock upon the completion of an initial public offering of Histogenics' common stock, (ii) converted into Histogenics' common stock upon other certain transactions, or (iii) paid in either cash or Histogenics' common stock at Histogenics' election. Additionally, the Company agreed to purchase up to $15,000 of Histogenics' common stock in conjunction with a possible securities offering that may be conducted by Histogenics, subject to certain conditions and limitations.
Contingencies
On March 6, 2012, Trans Ova was named as a defendant in a licensing and patent infringement suit brought by XY, Inc. alleging that certain of Trans Ova's activities breach a licensing agreement and infringe on patents that XY, Inc. allegedly owns. Trans Ova is reviewing, defending and filing counter claims in the case. The matter is scheduled to go to trial in late 2014. Based on advice from legal counsel, Trans Ova believes that XY, Inc.'s complaints are without merit; however, no assurances can be given that this matter will be resolved in Trans Ova's favor. Furthermore, no assurances can be made that the legal proceedings will be concluded in accordance with the present schedule.
The Company may become subject to claims and assessments from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2014 and December 31, 2013, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
The Company reimburses Third Security for certain out-of-pocket expenses incurred on the Company’s behalf. The total amount of expenses reimbursed by the Company for the three months ended September 30, 2014 and 2013 was $85 and $137, respectively, and was $173 and $385 for the nine months ended September 30, 2014 and 2013, respectively.
On June 6, 2011, the Company entered into a worldwide exclusive licensing agreement with Halozyme Therapeutics, Inc. (“Halozyme”) for the use of Halozyme’s proprietary enzyme in one of the Company’s targeted therapeutics. The Company and Halozyme are related parties through common ownership by affiliates of Third Security. The Company’s CEO also serves on Halozyme’s board of directors. The Company terminated the agreement effective May 2014 and no further payments are due after that date.
The Manager of Third Security is also the Chief Executive Officer (“CEO”) and Chairman of the Board of Directors of the Company. The CEO has not received compensation for his services as CEO, and as a result, the Company recorded $508 and $388 in compensation expense for each of the three months ended September 30, 2014 and 2013, respectively, and $1,485 and $1,163 in compensation expense for each of the nine months ended September 30, 2014 and 2013, respectively, based on the estimated salary and benefits appropriate for the role.
Transactions with ECC Parties
In conjunction with the ECC with Ziopharm (Note 6), the Company agreed to purchase up to an additional $50,000 of common stock in conjunction with securities offerings that may be conducted by Ziopharm in the future, subject to certain conditions and limitations. Between February 2011 and October 2013, the Company purchased an aggregate of $30,982 of Ziopharm securities. At September 30, 2014, the Company had approximately $19,018 remaining on its purchase commitment.
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
Other Related Parties
Trans Ova received payroll and other administrative services from an entity which is partially owned by certain of its key employees. As of September 30, 2014, Trans Ova had outstanding accounts receivable of $1,213 due from, and accounts payable of $1,055 due to, this entity.
18. Net Income (Loss) per Share
The following table presents the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Historical net income (loss) per share:
Numerator:
Net income (loss) attributable to Intrexon	$(52,725)	$15,498	$(100,653)	$(26,776)
Accretion of dividends on redeemable convertible preferred stock	—	(4,044)	—	(18,391)
Undistributed earnings allocated to preferred shareholders	—	(3,132)	—	—
Net income (loss) attributable to common shareholders	$(52,725)	$8,322	$(100,653)	$(45,167)
Denominator:
Weighted average shares outstanding, basic	99,888,203	54,305,354	98,711,564	22,056,396
Weighted average effect of dilutive stock options and warrants	—	1,845,642	—	—
Weighted average shares outstanding, diluted	99,888,203	56,150,996	98,711,564	22,056,396
Net income (loss) attributable to common shareholders per share, basic	$(0.53)	$0.15	$(1.02)	$(2.05)
Net income (loss) attributable to common shareholders per share, diluted	$(0.53)	$0.15	$(1.02)	$(2.05)

The following potentially dilutive securities as of September 30, 2014 and 2013, have been excluded from the computations of diluted weighted average shares outstanding for the three months ended September 30, 2014 and the nine months ended September 30, 2014 and 2013, as they would have been anti-dilutive:

	September 30,
	2014	2013
Options	8,194,650	2,697,617
Warrants	373,102	414,404
Total	8,567,752	3,112,021
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
In 2011, we entered into our first collaboration and have added new collaborations since then, either by entering into new agreements or expanding or adding fields to existing ECCs. To date, we have entered into 26 such agreements and expansions with 21 different counterparties, of which 24 remain active. We have 23 active ECCs, including four expansions, and one research collaboration that we anticipate could, if successful, become an ECC. Under the ECCs, we are developing products in the fields of healthcare, food, energy and consumer goods. In healthcare, our ECCs include programs in oncology, anti-infectives, antibiotics and tissue repair. In food, we are working to increase the productivity and nutritional value of salmon and other fish. In energy, we are working to develop certain fuels and lubricants from natural gas. In consumer goods, we are working to advance new skin and hair care products.

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
Mergers and acquisitions
Effective August 8, 2014, we acquired 100% of the membership interests of Trans Ova Genetics, L.C., or Trans Ova, a provider of bovine reproductive technologies. Intrexon and Trans Ova intend to build upon Trans Ova’s current platform with new capabilities with a goal of achieving higher levels of delivered value to dairy and beef cattle producers. The consideration paid for all the membership interests in Trans Ova consisted of $63.2 million in cash and the issuance of an aggregate of 1,444,388 shares of the Company’s common stock. In addition, deferred cash valued at $20.1 million is payable to the former members of Trans Ova in three equal installments upon the first, second, and third anniversaries of the closing date. The agreement also provides for the payment to the former members of Trans Ova of a portion of certain cash proceeds in the event there is an award under certain litigation matters pending as of closing to which Trans Ova is a party. We began consolidating Trans Ova’s results of operations and financial position effective August 8, 2014.
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
On October 1, 2013, we acquired 4,163,265 shares of common stock of Biological & Popular Culture, Inc., or BioPop, representing 51 percent of the outstanding shares of BioPop, resulting in us gaining control over BioPop. BioPop was consolidated on our results of operations and financial position beginning on October 1, 2013.
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
We expect our future capital requirements will be substantial, particularly as we continue to develop our business and expand our synthetic biology technology platform. We believe that our existing cash and cash equivalents, short-term and long-term investments, and cash expected to be received from our current collaborators and from revenues generated by our consolidated subsidiaries will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

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
We also generate revenue through sales of bovine embryos derived from Trans Ova's embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of all of Trans Ova's processes to other livestock, as well as sales of livestock used in production.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred such that risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collection from the customer is reasonably assured.
In future periods, our revenues will depend on the number of ECCs to which we are party, the advancement and creation of programs within our ECCs and the extent to which our collaborators bring products enabled by our technologies to market. Our revenues will also depend upon the ability of Trans Ova to maintain or improve the volume and pricing of its current product offerings and to develop new offerings, including those which may incorporate Intrexon technologies. Our revenues will also depend upon the ability of AquaBounty to receive regulatory approval and establish successful commercialization of its AquAdvantage® Salmon products and on the ability of our consolidated subsidiaries to sustain their existing levels of product sales. Our future revenues may also include additional revenue streams we may acquire through mergers and acquisitions. In light of our limited operating history and experience in consummating new ECCs, there can be no assurance as to the timing, magnitude and predictability of revenues to which we might be entitled.
Cost of products and services revenues
Cost of products and services revenues includes primarily labor and related costs, drugs and supplies used primarily in the embryo transfer and in vitro fertilization processes, livestock and feed used in production, and facility charges, including rent and depreciation.  Fluctuations in the price of livestock and feed have not had a significant impact on the operating margins of Trans Ova and no derivative financial instruments are used to mitigate the price risk.
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

The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies or the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators for the three and nine months ended September 30, 2014 and 2013. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies or specific applications of our technologies in support of current or prospective collaborators.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Expansion or improvement of our platform technologies	$3,134	$3,754	$10,185	$12,854
Specific applications of our technologies in support of current and prospective collaborators	7,015	5,188	19,198	15,985
Other	4,702	1,730	11,960	6,754
Total research and development expenses	$14,851	$10,672	$41,343	$35,593
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
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation expense, for employees in executive, operational, finance, sales and marketing, information technology and legal functions. Other significant selling, general and administrative expenses include rent and utilities, advertising, insurance, legal services and expenses associated with obtaining and maintaining our intellectual property.
We expect that our selling, general and administrative expenses will increase as we operate as a public company. We believe that these increases will likely include increased costs for director and officer liability insurance, costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants. We also expect to incur increased costs to comply with corporate governance, internal controls and similar requirements applicable to public companies. Selling, general and administrative expenses may also increase as a result of ongoing operations which we might assume through mergers and acquisitions.
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
Results of operations
Comparison of the three months ended September 30, 2014 and the three months ended September 30, 2013
The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Dollar Change	% Change
	2014	2013
	(In thousands)
Revenues:
Collaboration revenues	$12,656	$6,028	$6,628	110.0%
Product revenues	4,115	—	4,115	N/A
Service revenues	4,261	—	4,261	N/A
Other revenues	165	14	151	1,078.6%
Total revenues	21,197	6,042	15,155	250.8%
Operating expenses
Cost of products	4,224	—	4,224	N/A
Cost of services	2,316	—	2,316	N/A
Research and development	14,851	10,672	4,179	39.2%
Selling, general and administrative	14,853	7,407	7,446	100.5%
Total operating expenses	36,244	18,079	18,165	100.5%
Operating loss	(15,047)	(12,037)	(3,010)	25.0%
Total other income (expense), net	(37,196)	27,028	(64,224)	(237.6)%
Equity in loss of affiliates	(1,619)	—	(1,619)	N/A
Loss before income taxes	(53,862)	14,991	(68,853)	(459.3)%
Income tax benefit	—	—	—	N/A
Net loss	(53,862)	14,991	(68,853)	(459.3)%
Net loss attributable to noncontrolling interest	1,137	507	630	124.3%
Net loss attributable to Intrexon	$(52,725)	$15,498	$(68,223)	(440.2)%

Collaboration revenues
The following table shows the collaboration revenue recognized for upfront and milestone payments received from our collaborators and reimbursements received for research and development services provided to our collaborators for the three months ended September 30, 2014 and 2013, together with the changes in those items:

	Upfront and milestone payments			Research and development services			Total
	Three Months Ended September 30,		Dollar change	Three Months Ended September 30,		Dollar change	Three Months Ended September 30,		Dollar change
	2014	2013		2014	2013		2014	2013
	(In thousands)
ZIOPHARM Oncology, Inc.	$644	$644	$—	$3,370	$2,122	$1,248	$4,014	$2,766	$1,248
Synthetic Biologics, Inc.	163	163	—	41	176	(135)	204	339	(135)
Oragenics, Inc.	261	138	123	3	344	(341)	264	482	(218)
Fibrocell Science, Inc.	449	327	122	1,014	1,383	(369)	1,463	1,710	(247)
Genopaver, LLC	68	68	—	360	315	45	428	383	45
S & I Ophthalmic, LLC	—	—	—	667	—	667	667	—	667
OvaXon, LLC	—	—	—	813	—	813	813	—	813
Intrexon Energy Partners, LLC	625	—	625	1,535	—	1,535	2,160	—	2,160
Other	280	87	193	2,363	261	2,102	2,643	348	2,295
Total	$2,490	$1,427	$1,063	$10,166	$4,601	$5,565	$12,656	$6,028	$6,628
Collaboration revenues increased $6.6 million due to (i) the recognition of deferred revenue for upfront payments received from 11 collaborations or expansions thereof signed by us between October 1, 2013 and September 30, 2014, (ii) recognition of research and development services performed by us pursuant to these new collaborations, and (iii) increased research and development services performed by us for collaborations in effect prior to October 1, 2013 as a result of the progression of current programs and the initiation of new programs with these collaborators.
Product and service revenues and cost of products and services
Product and service revenues are primarily generated through sales of bovine embryos derived from Trans Ova's embryo transfer and in vitro fertilization processes. Revenue is also generated from genetic preservation and sexed semen processes and applications of all of Trans Ova's processes to other livestock, as well as sales of livestock used in production. Cost of products and services are primarily the direct and indirect costs associated with these product and service revenues. For the three months ended September 30, 2014, total revenues include $8.4 million of products and services and total operating expenses include $6.4 million of costs of products and services revenues since the date of the acquisition.
Research and development expenses
Research and development expenses were $14.9 million for the three months ended September 30, 2014 compared to $10.7 million for the three months ended September 30, 2013, an increase of $4.2 million, or 39%. Salaries, benefits and other personnel costs increased $2.5 million due to (i) increases in research and development headcount to support the new collaborations discussed above and (ii) stock-based compensation expenses for stock option grants we made to research and development employees in March 2014. Lab supplies and consultants expenses increased $1.1 million as a result of the increased level of research and development services provided to our collaborators.
Selling, general and administrative expenses
Selling, general and administrative expenses were $14.9 million for the three months ended September 30, 2014 compared to $7.4 million for the three months ended September 30, 2013, an increase of $7.5 million, or 101%. Salaries, benefits and other personnel costs increased $4.5 million due to (i) our hiring of additional employees needed to operate as a public company, (ii) the inclusion of Trans Ova employees since the date of acquisition and (iii) stock-based compensation expenses for stock options grants we made to general and administrative employees in March 2014. Legal and professional expenses increased $1.7 million primarily due to costs associated with merger and acquisition activity and legal costs associated with AquaBounty’s stock listing in the United States.
Total other income (expense), net
Total other income (expense), net is primarily composed of unrealized appreciation (depreciation) in the fair value of equity securities which was $(37.1) million for the three months ended September 30, 2014 compared to $27.3 million for the three months ended September 30, 2013. The unrealized appreciation (depreciation) results from changes in the value of equity securities we hold in certain collaborators.
Equity in net loss of affiliates
Equity in net loss of affiliates for the three months ended September 30, 2014 and 2013 includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. We were party to three such investments in the third quarter of 2014 compared to none in the third quarter of 2013.
Comparison of the nine months ended September 30, 2014 and the nine months ended September 30, 2013
The following table summarizes our results of operations for the nine months ended September 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Dollar change	% Change
	2014	2013
	(In thousands)
Revenues:
Collaboration revenues	$32,257	$16,566	$15,691	94.7%
Product revenues	4,124	—	4,124	N/A
Service revenues	4,261	—	4,261	N/A
Other revenues	196	51	145	284.3%
Total revenues	40,838	16,617	24,221	145.8%
Operating expenses:
Cost of products	4,310	—	4,310	N/A
Cost of services	2,316	—	2,316	N/A
Research and development	41,343	35,593	5,750	16.2%
Selling, general and administrative	43,870	21,321	22,549	105.8%
Total operating expenses	91,839	56,914	34,925	61.4%
Operating loss	(51,001)	(40,297)	(10,704)	26.6%
Total other income (expense), net	(49,014)	12,797	(61,811)	(483.0)%
Equity in loss of affiliates	(3,510)	(390)	(3,120)	800.0%
Loss before income taxes	(103,525)	(27,890)	(75,635)	271.2%
Income tax expense	(23)	—	(23)	N/A
Net loss	(103,548)	(27,890)	(75,658)	271.3%
Net loss attributable to noncontrolling interest	2,895	1,114	1,781	159.9%
Net loss attributable to Intrexon	$(100,653)	$(26,776)	$(73,877)	275.9%

Collaboration revenues
The following table shows the collaboration revenue recognized for upfront and milestone payments received from each of our collaborators and reimbursements received for research and development services provided to each of our collaborators for the nine months ended September 30, 2014 and 2013, together with the changes in those items:

	Upfront and milestone payments			Research and development services			Total
	Nine Months Ended September 30,		Dollar change	Nine Months Ended September 30,		Dollar change	Nine Months Ended September 30,		Dollar change
	2014	2013		2014	2013		2014	2013
	(In thousands)
ZIOPHARM Oncology, Inc.	$1,932	$1,932	$—	$9,103	$5,843	$3,260	$11,035	$7,775	$3,260
Synthetic Biologics, Inc.	488	2,024	(1,536)	268	865	(597)	756	2,889	(2,133)
Oragenics, Inc.	784	412	372	588	1,057	(469)	1,372	1,469	(97)
Fibrocell Science, Inc.	1,345	643	702	2,759	2,428	331	4,104	3,071	1,033
Genopaver, LLC	205	136	69	1,204	528	676	1,409	664	745
S & I Ophthalmic, LLC	—	—	—	2,153	—	2,153	2,153	—	2,153
OvaXon, LLC	—	—	—	1,561	—	1,561	1,561	—	1,561
Intrexon Energy Partners, LLC	1,250	—	1,250	2,745	—	2,745	3,995	—	3,995
Other	885	168	717	4,987	530	4,457	5,872	698	5,174
Total	$6,889	$5,315	$1,574	$25,368	$11,251	$14,117	$32,257	$16,566	$15,691
Collaboration revenues increased $15.7 million due to (i) the recognition of deferred revenue for upfront payments received from 11 collaborations or expansions thereof signed by us between October 1, 2013 and September 30, 2014, (ii) the recognition of research and development services performed by us pursuant to these new collaborations, and (iii) increased research and development services performed by us for collaborations in effect prior to October 1, 2013 as a result of the progression of current programs and the initiation of new programs with these collaborators.
Product and service revenues and cost of products and services
Product and service revenues are primarily generated through sales of bovine embryos derived from Trans Ova's embryo transfer and in vitro fertilization processes. Revenue is also generated from genetic preservation and sexed semen processes and applications of all of Trans Ova's processes to other livestock, as well as sales of livestock used in production. Cost of products and services are primarily the direct and indirect costs associated with these product and service revenues. For the nine months ended September 30, 2014, total revenues include $8.4 million of products and services and total operating expenses include $6.4 million of costs of products and services revenues since the date of the acquisition.
Research and development expenses
Research and development expenses were $41.3 million for the nine months ended September 30, 2014 compared to $35.6 million for the nine months ended September 30, 2013, an increase of $5.8 million, or 16%. Salaries, benefits and other personnel costs increased $3.8 million due to (i) increases in research and development headcount to support the new collaborations discussed above, (ii) stock-based compensation expenses for stock option grants we made to research and development employees in March 2014 and (iii) the inclusion of nine months of costs for AquaBounty employees in 2014 compared to approximately six and a half months in 2013. Lab supplies and consultants expenses increased $2.6 million as a result of the increased level of research and development services provided to our collaborators. These increases were partially offset by a $1.1 decrease in third party in-license fees due to the termination of an exclusive licensing agreement in May 2014.
Selling, general and administrative expenses
Selling, general and administrative expenses were $43.9 million for the nine months ended September 30, 2014 compared to $21.3 million for the nine months ended September 30, 2013, an increase of $22.6 million. Salaries, benefits and other personnel costs increased $13.4 million due to (i) our hiring of additional employees needed to operate as a public company, (ii)

the inclusion of Trans Ova employees since the date of acquisition, (iii) stock-based compensation expenses for stock options grants we made to general and administrative employees in March 2014 and (iv) the inclusion of nine months of costs for AquaBounty employees in 2014 compared to approximately six and a half months in 2013. We also incurred stock-based compensation expense for options granted to our non-employee directors which increased $1.9 million due to changes in our director compensation plan which we adopted in conjunction with our transition to a public company. Legal and professional expenses increased $4.6 million primarily due to costs associated with merger and acquisition activity, the formation of our joint venture with Intrexon Energy Partners, and legal costs associated with AquaBounty’s stock listing in the United States.
Total other income (expense), net
Total other income (expense), net is primarily composed of unrealized appreciation (depreciation) in the fair value of equity securities which was $(48.9) million for the nine months ended September 30, 2014 compared to $5.7 million for the nine months ended September 30, 2013. The unrealized appreciation (depreciation) results from changes in the value of equity securities we hold in certain collaborators.
Equity in net loss of affiliates
Equity in net loss of affiliates for the nine months ended September 30, 2014 and 2013 includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. The $3.1 million increase in net loss of affiliates is the result of having three such investments in 2014 compared to only one such investment, AquaBounty, in 2013.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception and as of September 30, 2014, we had an accumulated deficit of $477.1 million. From our inception through September 30, 2014, we have funded our operations principally with the proceeds received from the sale of $509.5 million of our preferred stock, net proceeds from our IPO of $168.3 million and cash payments from our collaborators of $85.5 million. As of September 30, 2014, we had cash and cash equivalents of $24.7 million and short-term and long-term investments of $149.8 million. Cash in excess of immediate requirements is invested primarily in money market funds, certificates of deposits, U.S. government debt securities and commercial paper in order to maintain liquidity and capital preservation.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$(10,808)	$(43,459)
Investing activities	(36,494)	(221,704)
Financing activities	22,595	315,979
Effect of exchange rate changes on cash and cash equivalents	(98)	3
Net increase in cash and cash equivalents	$(24,805)	$50,819
Cash flows from operating activities:
Net cash used in operating activities was $10.8 million for the nine months ended September 30, 2014 compared to $43.5 million for the nine months ended September 30, 2013. Net cash used in operating activities during the nine months ended September 30, 2014 was primarily composed of our $103.5 million net loss, which includes noncash items of (i) $48.9 million of unrealized depreciation on our equity securities, (ii) $14.9 million of stock-based compensation expense and (iii) $6.9 million of depreciation and amortization expense, offset by the receipt of a $25.0 million technology access fee from our ECC with Intrexon Energy Partners. Net cash used in operating activities during the nine months ended September 30, 2013 was primarily composed of our $27.9 million net loss and noncash items which primarily included (i) our unrealized appreciation on equity securities of $5.7 million and (ii) our $7.4 million gain on our previously held equity interest in AquaBounty.
Cash flows from investing activities:
Net cash used in investing activities was $36.5 million for the nine months ended September 30, 2014 compared to net cash used in investing activities of $221.7 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we received proceeds from the maturity of short-term and long-term investments of $98.3 million. These proceeds were offset by cash outflows of $67.1 million for the acquisitions of Trans Ova and Medistem, net of cash received, $60.5 million of purchases of short-term and long-term investments and $5.2 million in purchases of property and equipment. During the nine months ended September 30, 2013, we invested cash received from our Series F Preferred Stock, or Series F, financing and our IPO and in excess of our immediate funding requirements to purchase $233.2 million of short-term and long-term investments and also used $3.9 million to purchase shares of common stock of Oragenics. These cash outflows were offset by $15.5 million received upon the maturation of short-term investments.
Cash flows from financing activities:
Net cash provided by financing activities was $22.6 million for the nine months ended September 30, 2014 compared to $316.0 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we received $25.0 million of proceeds from the private placement of our common stock which closed on March 27, 2014 and $1.3 million of proceeds from stock option exercises. These cash inflows were offset by $3.5 million of net payments on a line of credit used by Trans Ova. During the nine months ended September 30, 2013, we received $146.9 million of net proceeds from our Series F financing and $168.8 million of net proceeds from our IPO.
Future capital requirements
We established our current strategy and business model of commercializing our technologies through collaborators with development expertise in 2010 and we consummated our first ECC in January 2011. Through September 30, 2014 we received from our ECCs (i) upfront and milestone consideration totaling $128.0 million, of which $105.9 million has been deferred and will be recognized over future periods; and (ii) reimbursement of our costs incurred for work performed on behalf of our collaborators of $52.5 million. We believe that we will continue to consummate ECCs with new companies across our various market sectors, which will result in additional upfront, milestone and cost recovery payments in the future.
We believe that our existing cash and cash equivalents, short-term and long-term investments, and cash expected to be received from our current collaborators and from revenues generated by our consolidated subsidiaries will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.
We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of upfront, milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	the ability of Trans Ova to maintain or improve the volume and pricing of its current product offerings and to develop new offerings, including those which may incorporate Intrexon technologies;

•	the timing, receipt and amount of funding under future government contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the timing of regulatory approval of AquaBounty products;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	strategic mergers and acquisitions, including both the upfront acquisition cost as well as the cost to integrate, maintain, and expand the strategic target;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and

•	the timing and extent of our obligation to participate in up to $19.0 million in equity financings of ZIOPHARM.
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
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commercial commitments at September 30, 2014 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating Leases	$17,172	$4,146	$7,359	$2,941	$2,726
Deferred consideration	20,252	6,812	13,440	—	—
Long term debt	8,960	1,490	1,839	702	4,929
	$46,384	$12,448	$22,638	$3,643	$7,655

In addition to the obligations in the table above, as of September 30, 2014 we also have the following significant contractual obligations described below.
In conjunction with our ECC with ZIOPHARM in 2011, we agreed to purchase up to $50.0 million of ZIOPHARM common stock in conjunction with securities offerings that may be conducted by ZIOPHARM in the future, subject to certain conditions and limitations. We purchased $10.0 million in each of 2013 and 2012 and $11.0 million in 2011 of ZIOPHARM common stock in such securities offerings. The remaining obligation on this purchase commitment is approximately $19.0 million at September 30, 2014. This amount is not included in the table above due to the fact that the timing of such securities purchases cannot be predicted.
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
In December 2012, we received $2.5 million from Synthetic Biologics as prepayment of research and development services to be provided to Synthetic Biologics. Any remaining balance of this prepayment is refundable to Synthetic Biologics in the event our August 2012 ECC is terminated. Synthetic Biologics may voluntarily terminate the ECC upon 90 days’ written notice to us. The remaining balance of this prepayment is $1.1 million at September 30, 2014 and is not included in the table above due to the uncertainty of the timing of the performance of these services by us.
We are also party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products which incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. At September 30, 2014, we had research and development commitments with third parties totaling $3.2 million of which $1.5 had not yet been incurred.
In January 2009, AquaBounty was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. The total amount available under the award is USD$2.7 million, which AquaBounty can claim over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to regulatory approval, the timing of repayment is uncertain. As of the acquisition date, AquaBounty had claimed $2.0 million of the available funds and this amount was recorded on our audited consolidated balance sheet at its acquisition date fair value of $1.1 million. The Company accretes the difference of $0.9 million between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date and through September 30, 2014, AquaBounty has made subsequent draws of $0.8 million resulting in total long-term debt of $2.0 million as of September 30, 2014. This amount is not included in the table above due to the uncertainty of the timing of repayment.
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
In conjunction with the formation of a joint venture with Intrexon Energy Partners in March 2014, we committed to making future capital contributions to the joint venture in the amount of $25.0 million at the request of the board of managers of Intrexon Energy Partners and subject to certain conditions and limitations. As of September 30, 2014, the Company's remaining commitment was $24,395. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
On August 8, 2014, we acquired all of the membership interests of Trans Ova and agreed to pay a portion of certain cash proceeds in the event there is an award under certain litigation matters pending as of closing to which Trans Ova is a party. These amounts are not included in the table above due to the uncertainty of whether any amounts may be due.
In conjunction with a prior transaction associated with Trans Ova’s subsidiary, ViaGen, in September 2012, the Company may be obligated to make certain future contingent payments to the former equity holders of ViaGen, up to a total of $6.0 million if certain revenue targets, as defined in the share purchase agreement, are met. This amount is not included in the table above due to the uncertainty of when the Company will make any of these future payments, if ever.
In conjunction with our ECC with Histogenics Corporation, or Histogenics, in September 2014, we agreed to purchase up to $15.0 million of Histogenics’ common stock in conjunction with a possible securities offering that may be conducted by Histogenics, subject to certain conditions and limitations.  This amount is not included in the table above due to the fact that the timing of such securities purchase cannot be predicted.
Net operating losses
As of September 30, 2014, we had net operating loss carryforwards of approximately $250.2 million for U.S. federal income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of $7.0 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022.
Our past issuances of stock and mergers and acquisitions have resulted in ownership changes within the meaning of Section 382. As a result, the utilization of portions of our net operating losses may be subject to annual limitations. As of September 30, 2014, approximately $16.4 million of our net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1.5 million. As of September 30, 2014, approximately $23.2 million of net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
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
Revenue recognition
The Company also generates revenue through sales of bovine embryos derived from Trans Ova's embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of all of Trans Ova's processes to other livestock, as well as sales of livestock used in production. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred such that risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collection from the customer is reasonably assured.
Inventory
The Company has livestock inventory which primarily includes adult female cows which are used in certain production processes and are recorded at acquisition cost using the first-in, first-out method or at market, whichever is lower.  Work-in-process inventory includes primarily allocations of production costs and facility costs on gestating livestock and are recorded at the lower of cost or market.  Significant fluctuations in the price of cows could result in unfavorable adjustments to inventory balances.
Recent accounting pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncement on our consolidated financial statements, see Note 2 – “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Emerging growth company status
Based on the market value of our common stock held by non-affiliates as of June 30, 2014, we expect that we will cease to be an emerging growth company as of December 31, 2014. Accordingly, we will no longer be able to take advantage of exemptions from various reporting requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following sections provide quantitative information on our exposure to interest rate risk, stock price risk, and foreign currency exchange risk. We make use of sensitivity analyses which are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $174.5 million and $238.1 million at September 30, 2014 and December 31, 2013, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities, commercial paper and certificates of deposit. The primary objective of our investment activities is to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities, commercial paper and certificates of deposit which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Investments in publicly traded companies
We have common stock investments in several publicly traded companies that are subject to market price volatility. We have adopted the fair value method of accounting for these investments, except for our investment in AquaBounty as further described below, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income (expense), net for the period. As of September 30, 2014 and December 31, 2013 the original aggregate cost basis of these investments was $145.3 million and $140.0 million, respectively, and the market value was $97.8 million and $141.5 million, respectively. The fair value of these investments is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these companies. The fair value of these investments as of September 30, 2014 would be approximately $107.6 million and $78.2 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2013 would be approximately $155.7 million and $113.2 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
In November 2012, we acquired 47.56 percent of the outstanding common stock of AquaBounty and we accounted for this investment under the equity method of accounting for the period from acquisition date through March 15, 2013. On March 15, 2013, we acquired 18,714,814 additional shares of AquaBounty common stock for $4.9 million, thereby increasing our aggregate ownership to 53.82 percent upon closing. Accordingly, effective upon closing of the acquisition of the additional shares, we consolidated the assets and operating results of AquaBounty in our consolidated financial statements. On March 20, 2014, we acquired 19,040,366 additional shares of AquaBounty common stock for $10.0 million, thereby increasing our aggregate ownership to 59.85 percent upon closing. The common stock of AquaBounty is traded on the London Stock Exchange and the fair value of our investment in AquaBounty at September 30, 2014 and December 31, 2013 was $24.5 million and $55.0 million, respectively. The fair value of our investment in AquaBounty as of September 30, 2014 would be approximately $27.0 million and $19.6 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2013 would be approximately $60.5 million and $44.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty.
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
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, there are a number of risks and uncertainties that can have a material effect on the operating results of our business and our financial condition. There are no additional material updates or changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2013, except as disclosed in our Form 10-Q for the quarterly period ended June 30, 2014.
In evaluating our risks, readers should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Form 10-Q for the quarterly period ended June 30, 2014, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
Other than the issuance of 1,378,631 unregistered shares of our common stock on August 8, 2014 in connection with our acquisition of Trans Ova, as disclosed in Item 3.02 of our Current Report on Form 8-K filed on August 11, 2014, there were no sales of unregistered securities during the period from July 1, 2014 through September 30, 2014.
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

101.0**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Shareholders' and Total Equity for the nine months ended September 30, 2014 (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements.

*	Previously filed.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intrexon Corporation
(Registrant)

Date: November 13, 2014	By:	/s/ Rick L. Sterling
Rick L. Sterling
Chief Financial Officer
(Principal Financial and Accounting Officer)