Form 10-K
period 2014-12-31
INTREXON CORP
filed 2015-03-02
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-36042
 INTREXON CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	26-0084895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20374 Seneca Meadows Parkway Germantown, MD	20876
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (301) 556-9900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Intrexon Corporation Common Stock, No Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing price of such shares on the New York Stock Exchange on such date was approximately $902.2 million. Shares of common stock held by each executive officer, director and by each person who owns 5 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 15, 2015, there were issued and outstanding 104,981,271 shares of common stock.
Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

________________________

*	Portions of Item 10, and Items 11-14, are incorporated by reference from the Registrant’s 2015 Proxy Statement.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future events, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our current and future exclusive channel collaborations (“ECCs”) and other collaborations;

•	developments concerning our collaborators;

•	our ability to successfully enter new markets or develop additional products, whether with our collaborators or independently;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	actual or anticipated variations in our operating results;

•	actual or anticipated fluctuations in our competitors’ or our collaborators’ operating results or changes in their respective growth rates;

•	our cash position;

•	market conditions in our industry;

•	our ability, and the ability of our collaborators, to protect our intellectual property and other proprietary rights and technologies;

•	our ability, and the ability of our collaborators, to adapt to changes in laws or regulations and policies;

•	the ability of our collaborators to secure any necessary regulatory approvals to commercialize any products developed under the ECCs and joint ventures;

•	the rate and degree of market acceptance of any products developed by a collaborator under an ECC or through a joint venture;

•	our ability to retain and recruit key personnel;

•	our expectations related to the use of proceeds from our public offerings and other financing efforts; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
Forward-looking statements may also concern our expectations relating to our subsidiaries and other affiliates. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
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
Intrexon®, BeyondBio®, UltraVector®,   RheoSwitch®, RheoSwitch Therapeutic System®, AttSite®, and LEAP® are our and/or our affiliates registered trademarks in the United States and design-build-test-learn™, and mAbLogix™ are our common law trademarks in the United States. This annual report and the information incorporated herein by reference contain references to trademarks, service marks and trade names owned by us or other companies. Solely for convenience, trademarks, service marks and trade names referred to in this annual report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names. We do not intend our use or display of other companies’ trade names, service marks or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names and service marks appearing in this annual report are the property of their respective owners.
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
We believe we are a leader in the field of synthetic biology, an emerging and rapidly evolving discipline that applies engineering principles to biological systems. Using our suite of proprietary and complementary technologies, we design, build and regulate gene programs, which are DNA sequences that consist of key genetic components. A single gene program or a complex, multi-genic program is fabricated and stored within a DNA vector. Vectors are segments of DNA used as a vehicle to transmit genetic information. DNA vectors can, in turn, be introduced into cells in order to generate a simple or complex cellular system, which are the basic and complex cellular activities that take place within a cell and the interaction of those systems in the greater cellular environment. It is these genetically modified cell systems that can be used to produce proteins, produce small molecules, or serve as cell-based products, which enable the development of new and improved products and manufacturing processes across a variety of end markets, including health, food, energy, environment and consumer. Our synthetic biology capabilities include the ability to precisely control the amount, location and modification of biological molecules to control the function and output of living cells and optimize for desired results at an industrial scale.
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
While the field of synthetic biology is still emerging, the addressable markets that may benefit from this approach are large and well-established. In healthcare, synthetic biology may provide new approaches to treating diseases, as well as improvements to the manufacture of existing products. It is estimated that the global human pharmaceuticals market is over $900 billion and that biological therapeutics represent approximately $150 billion of this market. While genetically modified salmon or trout may be considered new products, the global market for aquaculture is valued at approximately $144 billion. Genetically modified agricultural plants are already grown on more than 180 million hectares around the world and are worth an estimated $15 billion. In energy, we are working to create novel, highly engineered organisms that use specific feedstocks to create commercially valuable end products, such as isobutanol, which already has a variety of technical and industrial applications and is also being investigated as a gasoline alternative.

We believe our technologies are broadly applicable across many diverse end markets, including some end markets that have failed to recognize the applicability of synthetic biology or failed to efficiently utilize biologically based processes to produce products. Our business model entails the formation of ECCs with collaborators that have expertise within specific industry sectors. To date, no commercial products have been enabled by our technologies. In our ECCs, we provide expertise in the engineering, fabrication and modification of gene programs and cellular systems, and our collaborators are responsible for providing market and product development expertise, as well as regulatory, sales and marketing capabilities. Generally, our collaborators compensate us through technology access fees, royalties, milestones and reimbursements of certain costs. This business model allows us to leverage our capabilities and capital across a broader landscape of product opportunities and end markets than we would be capable of addressing on our own. Alternatively, where a collaborator wishes to work with us to develop an early-stage program, we may execute a research collaboration pursuant to which we receive reimbursement for our development costs but the grant of exclusive license rights, and payment of the related access fee, are deferred until completion of an initial research program.
In certain strategic circumstances, we may enter into a joint venture with a third party collaborator whereby we may contribute access to our technology, cash or both into the joint venture which we will jointly control with our ECC collaborator. We may be required to contribute additional capital to the joint venture, and we may be able to receive a higher financial return than we would normally receive from an ECC to the extent that we and our collaborator are successful in developing one or more products.
In 2011, we entered into our first collaboration and have added new collaborations since then, either by entering into new agreements or expanding or adding fields to existing ECCs. To date, we have entered into 29 such agreements and expansions with 24 different counterparties, of which 27 remain active. We have 26 active ECCs, including four expansions, and one research collaboration that we anticipate could, if successful, become an ECC. Under the ECCs, we are developing products in the fields of healthcare, food, energy and consumer goods. We are also currently party to 3 joint venture arrangements.
Recent Developments
On January 13, 2015, we and ZIOPHARM Oncology, Inc., or ZIOPHARM, entered into a license agreement with The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center, or MD Anderson. Pursuant to the license agreement, we hold an exclusive license to certain technologies owned and licensed by MD Anderson, including technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies. The license agreement also includes co-licenses and non-exclusive licenses to certain other related technologies. Among the license rights, we received exclusive sublicensed rights, through MD Anderson, for intellectual property developed at the University of Minnesota for the development of cellular therapies to prevent, diagnose and/or treat cancers. We expect to employ the licensed technologies, together with our existing suite of proprietary technologies, through our existing exclusive collaboration agreement with ZIOPHARM to pursue the development and commercialization of non-viral adoptive cellular therapies based on designer cytokines and CARs under control of RheoSwitch technology targeting both hematologic and solid tumor malignancies. In addition to the licenses, the license agreement transferred to us and ZIOPHARM certain existing programs of MD Anderson, including ongoing clinical and preclinical programs. In connection with this transfer, ZIOPHARM committed to funding between $15 million and $20 million for ongoing research at MD Anderson for three years. We will have certain rights to technologies developed through such research, as provided in the agreement.
On January 27, 2015, we closed a public offering of 4,312,500 shares of our common stock at a public offering price of $27.00 per share for total gross proceeds of approximately $116.4 million, before deducting underwriting discounts, commissions and expenses.
On February 23, 2015, we acquired 100 percent of the membership interests of ActoGeniX NV ("ActoGeniX"), a European clinical stage biopharmaceutical company, for approximately $30.0 million in cash and 965,377 shares of our common stock, pursuant to a Stock Purchase Agreement dated as of February 13, 2015. ActoGeniX's platform technology complements our broad collection of technologies available for current and future collaborations.
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
To support our approach, we have developed, acquired, and integrated a unique suite of technologies, and we continue to expand upon their capabilities. These technologies include: our UltraVector gene design and fabrication platform, and its associated library of modular DNA components; Cell Systems Informatics; RheoSwitch inducible gene switch; AttSite Recombinases; Protein Engineering; mAbLogix; and Laser-Enabled Analysis and Processing, or LEAP. These technologies are complementary in nature and share the following key characteristics:

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
We believe we are a leader in synthetic biology
We believe we are the first company focused exclusively on applying synthetic biology across a broad spectrum of end markets and have been working in the field since 1998. Over the last 17 years, we have accumulated extensive knowledge and experience in the design, modification and regulation of gene programs. We believe all of these factors, coupled with our suite of proprietary and complementary technologies, provide us with a first-mover advantage in synthetic biology.
We serve large and diverse end markets with high built-in demand
A vast number of products consumed globally are or can be produced using biologically based processes. Natural resources are becoming more scarce as demand exceeds supply, creating unmet needs for improvements in development and manufacturing. As a result, the need for complex biologically engineered molecules such as those enabled by our synthetic biology technologies is large and spans multiple industries, including healthcare, food, energy and environmental sciences. Each of these markets faces unique challenges, however all have unmet needs for improvements in product development and manufacturing that can result in savings of both cost and time as compared to traditional means of industrial design and production. Because synthetic biology has the potential to deliver against these unmet needs, we believe that significant demand already exists for improved products enabled by synthetic biology. Additionally, there are markets utilizing traditional industrial processes that have failed to recognize the significant improvement in performance that could be achieved using synthetic biology.
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
We have experienced management and employees
Our management team, including our Chief Executive Officer, Randal J. Kirk, and our Chief Operating Officer, Krish S. Krishnan, consists of executives with a track record of success in building and managing research and development-driven companies, including New River Pharmaceuticals Inc., which was sold in 2007 to Shire plc for $2.6 billion. Our Chief Science

Officer, Thomas D. Reed, was responsible for the initial conception and creation of our UltraVector technology platform. As of December 31, 2014, we had 201 research and development employees.
Our suite of proprietary and complementary technologies
We apply the potential of synthetic biology through our suite of proprietary and complementary technologies that combine the principles of precision engineering, statistical modeling, automation and production at an industrial scale. This enables us to engineer precise and complex gene programs across many cell types rapidly and inexpensively. These technologies include: our UltraVector gene design and fabrication platform, and its associated library of modular DNA components; RheoSwitch inducible gene switch; Cell Systems Informatics; AttSite Recombinases; Protein Engineering; Antibody Discovery; and Laser-Enabled Analysis and Processing, or LEAP.
In order to create a highly functional biological system, we recognize the complexity of cellular processes and the necessity to construct an optimized gene program in conditions reflective of the natural environment to allow for the creation of the optimal biological product. This requires a rigorous understanding of cell signaling pathways as well as the interactions that influence the expression of protein. This knowledge is captured in our advanced Cell Systems Informatics, which uses statistical modeling and other analytic frameworks to determine the most efficient pathways for an intended biochemical result, and also plays a critical role in our research and development as this database of information allows us to explore new targets of potential interest to our current or future collaborators. Moreover, our bioinformatics and computational modeling platform is central to our Protein Engineering, which focuses on designing enhanced and/or novel protein functionalities, including stability, localization, and catalytic activity.
In addition to creating optimized gene programs via the most efficient cell signaling pathways and in the relevant cellular environments, we have a growing library of genetic components with our UltraVector platform that enable design and assembly of gene programs which facilitate control over the quality, function, and performance of living cells. Our RheoSwitch inducible gene switch provides quantitative dose-proportionate regulation of the amount and timing of target protein generated, thereby providing another mechanism to closely control activity of a newly constructed gene program. Further, our AttSite recombinases allow for stable, targeted gene integration and expression. Once cells have been engineered for the desired biological output, the LEAP automated platform can be used to identify and purify cells of interest, such as antibody expressing cells and stem cells.
Our technology platform is designed to provide a "one stop shop" for start-to-finish conceptualization, engineering, regulation, optimization and production of biologically-based solutions that we believe possess many advantages over traditional processes. Our leading-edge toolkit can empower many different cell platforms allowing for selection of the most effective host to create a desired product or solution for our partners.
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
Health Sector
It is estimated that the global human pharmaceuticals market is approximately $900 billion and that biological therapeutics represent approximately $150 billion of this market. Additionally, the market for animal health therapeutics is currently estimated to be valued at more than $20 billion globally. The unreliable, costly discovery and development process for new medicines is being replaced by the engineering of biology at the genetic, molecular, and cellular level. Our ability to regulate complex gene programs and cellular systems by applying the principles of science, engineering, and computational bioinformatics with proprietary technologies is being utilized to design new therapies for humans and animals. We are applying our approach to develop targeted gene therapy applications and novel solutions within oncology, rare skin disorders, active pharmaceutical ingredients, ocular diseases, human infertility, infectious diseases, and animal health.
Food Sector
The Food and Agriculture Organization (FAO) of the United Nations, predicts that by 2050 the world’s population will exceed 9 billion, global demand for animal protein will more than double, food production will need to increase by 70 percent, and global consumption of dairy and beef products will increase by 158 percent above present levels of $352 billion. We are focused on enabling efficient, high-quality food production that sustainably supports the necessities of our growing population. By applying our suite of technologies, we aim to facilitate development of agricultural, livestock and aquaculture resources that deliver innovative approaches and superior production yields in an environmentally responsible manner.
Energy Sector
Biological approaches hold significant potential to efficiently yield energy products. Despite this, existing attempts to produce “clean” energy are incredibly expensive, not achievable at an industrial scale, or require massive resources with low productivity. Additionally many alternative energy initiatives use food sources, like corn and sugarcane, which compete for arable land and water with sustenance crops. With our unique cellular engineering capabilities, we are developing microbial cell lines for bioconversion of methane to higher carbon content compounds. This proprietary platform holds the potential to transform the gas-to-liquids industry by generating valuable fuels and chemicals at a fraction of the costs of more traditional conversion methods. Our bioconversion approach seeks to attain the optimal balance of sustainable productive yield and attractive economic returns.
Environment Sector
As a result of industrialization and rapidly growing global populations, chemicals, heavy metals, oil products and various other pollutants are pervasive in the environment. These pollutants result in poor quality of drinking water, loss of water supply, contaminated ground water and soil, high clean-up costs, and potential health problems. We seek to engineer biological solutions that are designed to preserve the environment and either reduce the use of resources that are being rapidly depleted, like water and wood, or in some cases to even replenish them. These biological approaches may replace products that present an environmental hazard. Examples include microbial-based strategies to pest and rodent control with minimal impact on non-target species and solutions that can enhance the healthy growth of planned forests, reducing the burden on our world’s shrinking natural forests.
Consumer Sector
Global consulting firm A.T. Kearney estimates consumer spending will grow to $40 trillion by 2020 including an increase in spending on durable goods and personal care items. Despite its size and number of products that can be achieved through biological means, the consumer market has experienced limited impact from synthetic biology. We are committed to partnering with diverse companies to develop bio-based processes that displace petroleum-derived ingredients and polymers. Additionally, we are focused on reducing the wasteful practices associated with extracting compounds that occur in limiting amounts in plants and animals. Through our synthetic biology capabilities, we plan to utilize innovative biologically based applications for the development of products, such as personal care items and decorative arts, to improve the lives of consumers every day.
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
Our business model is built primarily around the formation of ECCs. An ECC is an agreement with a collaborator to develop products based on our technologies in a specifically defined field. We seek collaborators that have expertise within a specific industry sector and the commitment to provide resources for the development and commercialization of products within that industry sector. In our ECCs, we provide expertise in the engineering of gene programs and cellular systems, and our collaborators are responsible for providing market and product development expertise, as well as regulatory, sales and marketing capabilities.
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
In certain strategic circumstances, we may enter into a joint venture with a third party collaborator whereby we may contribute access to our technology, cash or both into the joint venture which we will jointly control with our collaborator. Pursuant to a joint venture agreement, we may be required to contribute additional capital to the joint venture, and we may be able to receive a higher financial return than we would normally receive from an ECC to the extent that we and our collaborator are successful in developing one or more products.
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
We realize three general categories of revenue under our ECCs. First, for providing access to our technologies, we generally receive technology access fees either in cash or as an equity interest in the collaborator. These payments may be upfront or upon the achievement of developmental milestones or both. Second, through the duration of the ECC, we receive reimbursements from our collaborator to cover most of our time and material costs expended performing our obligations under the ECC. Reimbursable expenses may be for the time of our own personnel, materials we produce at our facilities or pass-through costs for the time and materials of third-party contractors. Third, we share in the potential future revenues, through royalties or other similar arrangements, derived from the commercialization of the product(s) that are enabled by our technologies.
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
In the event one of our ECCs terminates we are entitled to immediately pursue another collaboration within the field of the terminated ECC. Moreover, technologies and product candidates in a relatively early stage of development revert to us, along with data, materials and the rights to applicable regulatory filings related to the reverted products, enabling us to develop those products ourselves or incorporate them into a future collaboration. Product candidates that are at a more advanced stage of development, such as those already generating revenue or being considered for approval by the applicable regulatory body, for example, at the time of the ECC’s termination are retained by the former collaborator. The collaborator has the right to develop and commercialize such retained products although we are entitled to the royalties or other compensation to which we would be entitled as if the ECC were still in effect. Upon termination, we generally retain any technology access fees or other payments to which we are entitled through the date of termination.
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

See Note 6 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K for a discussion of our significant ECCs.
Joint ventures
Intrexon Energy Partners
In March 2014, we and certain investors, or the Investors, entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners, LLC, or Intrexon Energy Partners, a joint venture formed to optimize and scale-up our gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. We also entered into an ECC with Intrexon Energy Partners providing exclusive rights to our technology for the use in bioconversion, as a result of which we received a technology access fee of $25,000 while retaining a 50 percent membership interest in Intrexon Energy Partners. The Investors made initial capital contributions, totaling $25 million in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50 percent. Intrexon Energy Partners is governed by a board of managers, or Intrexon Energy Partners Board, which has five members. Two members of the board are designated by us and three members of the board are designated by a majority of the Investors. We committed to make capital contributions of up to $25 million, and the Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25 million, at the request of the Intrexon Energy Partners Board, and subject to certain limitations. We and the Investors have the right, but not the obligation, to make additional capital contributions above these limits when and if solicited by the Intrexon Energy Partners Board.
See Note 6 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K for further discussion of the ECC.
Contemporaneously with the formation of the joint venture and entry into the ECC, we entered into securities purchase agreements with the Investors for the private placement of 972,004 shares of our common stock at a price per share of $25.72 for gross proceeds of $25 million.
OvaXon
In December 2013, we entered into an ECC with OvaScience, Inc., or OvaScience, a life sciences company focused on the discovery, development and commercialization of new treatments for infertility. Additionally, we and OvaScience formed OvaXon, LLC, or OvaXon, a joint venture to create new applications for improving human and animal health. Both we and OvaScience made an initial capital contribution of $1.5 million in January 2014 for a 50 percent membership interest in OvaXon. OvaXon is governed by the OvaXon board of managers, or the OvaXon Board, which has four members, two each from us and OvaScience. In cases in which the OvaXon Board determines that additional capital contributions are necessary in order for OvaXon to conduct business and comply with its obligations, each of us and OvaScience have the right, but not the obligation, to make additional capital contributions to OvaXon subject to the terms of the agreement. OvaScience also licensed certain technology relating to egg precursor cells to OvaXon pursuant to a separate license agreement.
Contemporaneously with the formation of the joint venture, we entered into an ECC with OvaXon. See Note 6 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K for a discussion of this ECC.
S & I Ophthalmic
In September 2013, we entered into a Limited Liability Company Agreement, or the Sun LLC Agreement, with Caraco Pharmaceutical Laboratories, Ltd., or Sun Pharmaceutical Subsidiary, an indirect subsidiary of Sun Pharmaceutical Industries Ltd., or Sun Pharmaceutical, an international specialty pharmaceutical company focused on chronic diseases, to form S & I Ophthalmic, LLC, or S & I Ophthalmic. The Sun LLC Agreement governs the affairs and the conduct of business of S & I Ophthalmic. S & I Ophthalmic leverages experience and technology from both us and Sun Pharmaceutical. Both we and Sun Pharmaceutical Subsidiary made an initial capital contribution of $5 million in October 2013 for a 50 percent membership interest in the joint venture. S & I Ophthalmic is governed by the S & I Ophthalmic board of managers, or the S & I Ophthalmic Board, which has four members, two each from us and Sun Pharmaceutical Subsidiary. In cases in which the S & I Ophthalmic Board determines that additional capital contributions are necessary in order for the joint venture to conduct business and comply with its obligations, each of us and Sun Pharmaceutical Subsidiary have committed to making additional capital contributions to S & I Ophthalmic, subject to certain limits defined in the agreement. Each has the right, but not the obligation, to make additional capital contributions above the defined limits when and if solicited by the S & I Ophthalmic Board.

Beginning on the seventh anniversary of the effective date of the Sun LLC Agreement, and upon the second anniversary thereafter, we, as well as Sun Pharmaceutical Subsidiary, may make a cash offer to purchase all of the other party’s interest in S & I Ophthalmic. Upon receipt of such an offer, the other party must either agree to tender its interests at the offered price or submit a counteroffer at a price higher than the original offer. Such offer and counteroffer may continue until one party agrees to the other’s price.
Contemporaneously with the formation of the joint venture, we entered into an ECC with S & I Ophthalmic. See Note 6 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K for a discussion of this ECC.
Mergers and acquisitions
We may augment our suite of proprietary technologies through mergers or acquisitions of technologies which then become available to new or existing collaborators. Among other things, these technologies must be complementary to our existing technologies and also meet our desired return on investment and other economic criteria. In certain cases, such technologies may already be applied in the production of products or services and in these cases, the target must also maintain a market leadership position for their existing products or services and an opportunity must exist for expansion of that leadership position when complemented by our technology.
On August 8, 2014, we acquired 100 percent of the membership interests of Trans Ova Genetics, L.C., or Trans Ova, a provider of bovine reproductive technologies. Intrexon and Trans Ova intend to build upon Trans Ova’s current platform with new capabilities with a goal of achieving higher levels of delivered value to dairy and beef cattle producers. The consideration paid for the membership interests in Trans Ova consisted of $63.6 million in cash and the issuance of an aggregate of 1,444,388 shares of the Company’s common stock. In addition, deferred cash valued at $20.1 million is payable to the former members of Trans Ova in three equal installments upon the first, second, and third anniversaries of the closing date. The agreement also provides for the payment to the former members of Trans Ova of a portion of certain cash proceeds in the event there is an award under certain litigation matters pending as of closing to which Trans Ova is a party. We began consolidating Trans Ova’s results of operations and financial position effective August 8, 2014.
On March 6, 2014, we acquired 100 percent of the outstanding common stock and securities convertible into common stock of Medistem, Inc., or Medistem, a pioneer in the development of Endometrial Regenerative Cells, or ERCs, which are universal donor adult stem cells that stimulate new blood vessel formation and are capable of generating different tissues including heart, brain, pancreas, liver, bone, cartilage and lung. We intend to employ our synthetic biology platforms to engineer a diverse array of cell-based therapeutic candidates using Medistem’s multipotent ERCs. We began consolidating Medistem’s results of operations and financial position effective March 6, 2014.
On October 1, 2013, we acquired 4,163,265 shares of common stock of Biological & Popular Culture, Inc., or BioPop, representing 51 percent of the outstanding shares of BioPop, resulting in our gaining control over BioPop and consolidating its results of operations and financial position from that date.
On November 16, 2012, we acquired 48,631,444 shares of common stock of AquaBounty Technologies, Inc., or AquaBounty, representing approximately 48 percent of the then outstanding shares. AquaBounty is a biotechnology company utilizing modern molecular biology to improve aquaculture productivity in a safe and environmentally sustainable manner. We originally accounted for our investment using the equity method. On March 15, 2013, we acquired 18,714,814 additional shares of AquaBounty common stock, increasing our aggregate ownership to approximately 54 percent, resulting in our gaining control over AquaBounty and consolidating its results of operations and financial position from that date. On March 20, 2014, we acquired 19,040,366 additional shares of AquaBounty common stock increasing our aggregate ownership to approximately 60 percent.
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

•
Industrial companies who may develop competing products using other technologies. Products enabled by our synthetic biology will face competition in the market, including from products which have been developed using other industrial technologies. For example, large biopharmaceutical companies pursue other technologies for drug development, and large ag-bio companies pursue other technologies for the development of genetically modified crops. The rapidly evolving market for developing genetically engineered T-cells in particular, a primary focus of our collaboration with ZIOPHARM Oncology, Inc., is characterized by intense competition and rapid innovation. Genetically engineering T-cells faces significant competition in the chimeric antigen receptor (CAR) technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, Bluebird Bio/Celgene/Baylor College of Medicine, Kite Pharma/National Cancer Institute, Juno Therapeutics/Fred Hutchinson Cancer Research Center/Memorial Sloan-Kettering Cancer Center/Seattle Children’s Research Institute, Cellectis/Pfizer and Adaptimmune/GSK. We face competition from non-cell based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche.

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
Our success depends, in part, upon our ability to obtain patents and maintain adequate protection for our intellectual property relating to our technologies and products and potential products. We have adopted a strategy of seeking patent protection in the United States and in other jurisdictions globally as we deem appropriate under the circumstances, with respect to certain of the technologies used in or relating to our products and processes. As of December 31, 2014, we owned at least 55 issued U.S. patents and 55 pending U.S. patent applications relating to certain aspects of our technologies, and we have pursued counterpart patents and patent applications in other jurisdictions around the world, as we have deemed appropriate. We continue to actively develop our portfolio through the filing of new patent applications, provisional and continuations relating to our technologies, methods and products as we and our collaborators deem appropriate.
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
As discussed in “Risk factors — Risks related to our dependence on third parties,” the products produced by our collaborators enabled by our technology platforms are subject to extensive regulation. We rely on our collaborators’ compliance with laws and regulations applicable to the products they produce. We do not independently monitor whether our collaborators comply with applicable laws and regulations. Please see the risk factor entitled “The markets in which our collaborations are developing products using our technologies are subject to extensive regulation, and we rely on our collaborations to comply with all applicable laws and regulations.”
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

Regulations affecting AquaBounty
On December 26, 2012, the FDA published its environmental assessment, or EA, for AquAdvantage® Salmon, or AAS, along with its Finding of No Significant Impact, or FONSI, in the Federal Register, confirming that an approval of the pending New Animal Drug Application would not have an adverse effect on the environment and opened up a 60 day period for public comment. On February 13, 2013 the FDA extended the period for public comment by an additional 60 days, which expired April 26, 2013.
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
Research and development
As of December 31, 2014, we had 201 research and development employees. We incurred expenses of $59.0 million in 2014, $48.1 million in 2013 and $64.0 million in 2012 on research and development activities. We anticipate that our research and development expenditures will increase substantially as we investigate other applications for our synthetic biotechnologies. Our primary research and development operations are located in laboratory facilities in Blacksburg, Virginia; Budapest, Hungary; Germantown, Maryland; San Diego, California; and South San Francisco, California.
Financial Information
Collaboration revenues, product revenues, service revenues and other revenues and operating income for each of the last three fiscal years, along with assets at December 31, 2014, 2013, and 2012, are set forth in the consolidated financial statements, which are included in Item 8 of this Annual Report. Financial information about geographic areas is set forth in Note 2 to the consolidated financial statements.
Production
Our primary production facilities, including approximately 376 acres of land, are located in Sioux Center, Iowa. The land and facilities are primarily used for our embryo transfer and in vitro fertilization processes, as well as housing livestock used in such processes. We also lease satellite production facilities and land in Maryland, Missouri, Oklahoma and Texas for these purposes.
Employees
As of December 31, 2014, we had 480 full-time and 78 part-time employees. No employees are represented by a labor union and we consider our employee relations to be good.
Corporate information
We are a Virginia corporation and our principal executive offices are located at 20374 Seneca Meadows Parkway, Germantown, MD 20876, and our telephone number is (301) 556-9900.
Additional Information
Our website is www.dna.com. The information on, or that can be accessed through, our website does not constitute part of this Form 10-K. We post regulatory filings on this website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3, 4, and 5, and any amendments to those reports filed with or furnished to the SEC. Access to these filings on our website is available free of charge. Copies are also available, without charge, from Intrexon

Corporation Investor Relations, 20374 Seneca Meadows Parkway, Germantown, Maryland 20876. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We also post our press releases on our website. Information on our website is not deemed to be incorporated by reference into this Annual Report.
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
We have incurred net losses attributable to Intrexon since our inception, including losses attributable to Intrexon of $81.8 million, $39.0 million and $81.9 million in 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $458.2 million. We may incur losses and negative cash flow from operating activities for the foreseeable future. To date, we have derived a significant portion of our revenues from exclusive channel collaborations, or ECCs, and joint ventures, or JVs, and expect to derive a substantial portion of our revenues from these and additional ECCs and JVs for the foreseeable future. If our existing collaborators terminate their ECCs or JVs with us or we are unable to enter into new ECCs or JVs, our revenues could be adversely affected. In addition, certain of our collaborations provide for milestone payments, future royalties and other forms of contingent consideration, the payment of which are uncertain as they are dependent on our collaborators’ abilities and willingness to successfully develop and commercialize products. We expect a significant period of time will pass before the achievement of contractual milestones and the realization of royalties on products commercialized under our collaborations. As a result, we expect that our expenses will exceed revenues for the foreseeable future, and we may not achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We may need substantial additional capital in the future in order to fund our business.
We expect our future capital requirements will be substantial, particularly as we continue to develop our business and expand our synthetic biology technology platform. Although we believe that our existing cash and cash equivalents and short-term and long-term investments and cash expected to be received from our current collaborators will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including:

•	the commercial success of our ECCs and JVs;

•	whether we are successful in obtaining payments from our collaborators;

•	whether we can enter into additional ECCs or JVs;

•	the progress and scope of the collaborative and independent research and development projects performed by us and our collaborators;

•
whether an existing obligation under our ECC with ZIOPHARM Oncology, Inc., or ZIOPHARM, is triggered that could require us to make a further investment in their securities of up to $6.4 million, the timing of which is not within our control;

•	the effect of any acquisitions of other businesses or technologies that we may make in the future;

•	whether we decide to develop internal development or manufacturing capabilities;

•	the costs associated with being a public company; and

•	the filing, prosecution and enforcement of our intellectual property.
If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain ECCs or JVs with collaborators that are able or willing to fund development efforts or commercialize products enabled by our technologies, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. On January 27, 2015, we sold 4,312,500 shares pursuant to an underwritten public offering. If future financings involve the issuance of equity securities, our existing shareholders would suffer further dilution. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through ECCs, JVs or other collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
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
Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this Annual Report:

•	our ability to achieve or maintain profitability;

•	our relationships, and the associated exclusivity terms, with collaborators in our target end markets;

•	our ability to develop and maintain technologies that our collaborators continue to use and that new collaborators are seeking;

•	our ability to enter into ECCs or JVs;

•	the feasibility of producing and commercializing products enabled by our technologies;

•	obligations to provide resources to our collaborators or to the collaborations themselves pursuant to the terms of the relevant ECC or JV agreement;

•	our ability to manage our growth;

•	the outcomes of research programs, clinical trials, or other product development and approval processes conducted by our collaborators;

•	the ability of our collaborators to develop and successfully commercialize products enabled by our technologies;

•	risks associated with the international aspects of our business;

•	our ability to integrate any businesses or technologies we may acquire with our business;

•	potential issues related to our ability to accurately report our financial results in a timely manner;

•	our dependence on, and the need to attract and retain, key management and other personnel;

•	our ability to obtain, protect and enforce our intellectual property rights;

•	our ability to prevent the theft or misappropriation of our intellectual property, know-how or technologies;

•	potential advantages that our competitors, the competitors or our collaborators, and potential competitors may have in securing funding or developing competing technologies or products;

•	our ability to obtain additional capital that may be necessary to expand our business;

•	our collaborators’ ability to obtain additional capital that may be necessary to develop and commercialize products under our ECCs and JVs;

•	our exposure to the volatility associated with recording the fair value of securities of our collaborators held by us;

•	business interruptions such as power outages and other natural disasters;

•	public concerns about the ethical, legal and social ramifications of genetically engineered products and processes;

•	our ability to use our net operating loss carryforwards to offset future taxable income; and

•	the results of our consolidated subsidiaries.
Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.
We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
We have been in existence since 1998. From 1998 until 2010, our operations focused primarily on organizing and staffing our company and developing our technologies. Our current business model is just beginning to be tested. In January 2011, we recognized our first revenues from our first ECC. We entered into our first JV in 2013. Because our revenue growth has occurred in recent periods, our limited operating history may make it difficult to evaluate our current business and predict our future performance. Any assessments of our current business and predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business will be harmed.
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
In August 2014, we completed our acquisition of Trans Ova. We cannot be certain that this acquisition will be successful or that we will realize the anticipated benefits of the acquisition. In particular, we may not be able to realize the strategic and operational benefits and objectives we had anticipated. In addition, we may face increased competition in the markets for Trans Ova’s products. Any of the following factors may have a material adverse effect on our business, operating results and financial condition. These factors may include:

•	the potential disruption of our ongoing business and diversion of management resources;

•	unanticipated expenses related to Trans Ova’s operations;

•	the impairment of relationships with Trans Ova’s customers;

•	the impairment of relationships with key suppliers and their ability to meet our demand;

•	potential unknown liabilities associated with the acquired business and technology;

•	potential liabilities related to litigation involving Trans Ova;

•	potential periodic impairment of goodwill and intangible assets acquired; and

•	potential inability to retain, integrate and motivate key personnel.
We own equity interests in several of our collaborators and have exposure to the volatility and liquidity risks inherent in holding their common stock.
In connection with our collaborations, we generally receive technology access fees. Because several of our collaborators are private companies or public corporations with limited capital, we allow them to pay our access fee in stock. As a result, we own equity interests in several of our collaborators. We may continue to provide this alternative to our collaborators. Owning equity in our collaborators further increases our exposure to the risks of our collaborators’ businesses beyond our dependence on these collaborators to provide market and product development expertise, as well as sales, marketing and regulatory capabilities. Our equity ownership in our collaborators exposes us to volatility and the potential for negative returns. We may have restrictions on resale and/or limited markets to sell our equity ownership. In many cases, our equity position is a minority position which exposes us to further risk as we are not able to exert control over the companies in which we hold securities.
We select collaborators based on a variety of factors such as their capabilities, capacity and expertise in a defined field. As described above, we may allow the collaborator to pay our access fee or other consideration or capital due in cash or equity securities. As a result, the process by which we obtain equity interests in our collaborators and the factors we consider in deciding whether to acquire, hold or dispose of these equity positions may differ significantly from those that an independent investor would consider when purchasing equity interests in the collaborator. One significant factor would include our own expectation as to the success of our efforts to assist the collaborator in developing products enabled by our technologies.
We own common stock of several publicly traded companies and the values of those equity interests are subject to market price volatility. For each collaborator where we own equity securities, we make an accounting policy election to present them at either the fair value at the end of each reporting period or using the cost or equity method depending on our level of influence. We have adopted the fair value method of accounting for certain of these securities, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income or expense, net for the period. As of December 31, 2014 and 2013, the aggregate original cost basis of these securities was $173.9 million and $140.0 million, respectively, and the market value was $164.9 million and $141.5 million, respectively. The fair value of these securities is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of one or more collaborators.
The common stock of our collaborators may not be publicly traded, and if it is traded publicly, the trading market could be limited or have low trading volume. In some cases, we could hold unregistered shares and we may not have demand registration rights with respect to those shares. We evaluate whether any discounts for trading restrictions or other basis for lack of marketability should be applied to the fair value of the securities at inception of the ECC or JV. In the event we conclude that a discount should be applied, the fair value of the securities is adjusted at inception of the ECC or JV and re-evaluated at each reporting period thereafter. In all of these instances, we have substantial liquidity risk related to these holdings, and we may not be able to sell, or sell quickly, all or part of these equity interests.
In connection with future ECCs or JVs, we may, from time to time, receive from collaborators, both public and private, warrants, rights and/or options, all of which involve special risks. To the extent we receive warrants or options in connection with future ECCs or JVs, we would be exposed to risks involving pricing differences between the market value of underlying securities and our exercise price for the warrants or options, a possible lack of liquidity and the related inability to close a warrant or options position, all of which could ultimately have an adverse effect.
We rely on our collaborators, subsidiaries and other third parties to deliver timely and accurate information in order to accurately report our financial results in the time frame and manner required by law.
We need to receive timely, accurate and complete information from a number of third parties in order to accurately report our financial results on a timely basis. We rely on our collaborators and subsidiaries to provide us with complete and accurate information regarding revenues, expenses and payments owed to or by us on a timely basis. In addition, we intend to rely on current and future collaborators under our ECCs and JVs to provide us with product sales and cost saving information in connection with royalties, if any, owed to us. If the information that we receive is not accurate, our consolidated financial statements may be materially incorrect and may require restatement, and we may not receive the full amount of consideration to which we are entitled under our ECCs or JVs. Although we have audit rights with these parties, performing such an audit could be expensive and time consuming and may not be adequate to reveal any discrepancies in a timeframe consistent with our reporting requirements. We own a significant equity position in several of our ECC collaborators, including a majority position in two of our ECC collaborators, AquaBounty Technologies, Inc., or AquaBounty, and Biological & Popular Culture, Inc., or BioPop. In 2013, we began to consolidate the financial statements of AquaBounty and BioPop into our consolidated financial statements. In the future, we may need to consolidate the financial statements of one or more other collaborators into our consolidated financial statements. Although we have contractual rights to receive information and certifications allowing us to do this, such provisions may not ensure that we receive information that is accurate or timely. As a result, we may have difficulty completing accurate and timely financial disclosures, which could have an adverse effect on our business.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2014 and 2013, we had net operating loss carryforwards of approximately $254.5 million and $242.3 million, respectively, for U.S. federal income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of $6.8 million and $7.0 million, respectively, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022. Our past issuances of stock and mergers and acquisitions have resulted in ownership changes within the meaning of Section 382. As a result, the utilization of portions of our net operating losses may be subject to annual limitations. As of each of December 31, 2014 and 2013, approximately $16.4 million of our net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1.5 million. As of December 31, 2014 and 2013, approximately $19.1 million and $14.8 million, respectively, of net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation. Our direct foreign subsidiary has foreign loss carryforwards of approximately $11.8 million that do not expire.
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
Our business involves complex operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. The loss of any key members of our management, including our Chief Executive Officer, Randal J. Kirk, our Chief Operating Officer, Krish S. Krishnan, or our Chief Science Officer, Thomas D. Reed, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our products for our target markets and entering into collaborations or licensing arrangements to execute on our business strategy. We currently maintain key man insurance on Dr. Reed in the amount of $25.0 million; however, that coverage would likely be inadequate to compensate for the loss of his services. In addition, the loss of any key scientific staff, or the failure to attract or retain other key scientific employees, could prevent us from developing our technologies for our target markets and entering into ECCs, JVs or licensing arrangements to execute on our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology, synthetic biology and other technology-based businesses, or due to the unavailability of personnel with the qualifications or experience necessary for our business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to attract and retain such personnel on acceptable terms. All of our employees are at-will employees, which means that either the employee or we may terminate their employment at any time.
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
We do not believe that we have any direct competitors who provide comparable technologies of similar depth and breadth which enable to the same extent the commercialization of products developed using synthetic biology across a broad spectrum of biologically based industries. However, there are companies that have competing technologies for individual pieces of our proprietary suite of complementary technologies. One portion of our proprietary technology related to DNA synthesis and assembly includes the ability to synthesize new DNA. We believe the following companies engage in the manufacture of DNA components: DNA 2.0, Inc., Blue Heron Biotech, LLC (a subsidiary of OriGene) and Life Technologies Corporation, now part of Thermo Fisher Scientific Inc. Another portion of our proprietary technology includes development of fully human monoclonal antibodies. Our technology utilizes advanced methods of stimulating antibody production in naïve human B-cells in vitro, or in a test tube, and specifically selecting those cells which produce antibodies that can bind a desired target, such as human toxins, tumor cells and microbial pathogens. We believe the following companies engage in the manufacture of human or human-like monoclonal antibodies: AbD SeroTec (a Bio-Rad Laboratories, Inc. company), Alexion Pharmaceuticals, Inc., XOMA Corporation, Genmab US, Inc., MorphoSys AG, NovImmune SA, Société Des Systèmes Biologiques, or BIOTEM, Adimab, LLC, ProMab Biotechnologies, Inc., Abpro, Inc., AIIM Therapeutics, Inc. and Open Monoclonal Technology, Inc.
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
The rapidly evolving market for developing genetically engineered T-cells in particular, is characterized by intense competition and rapid innovation. Genetically engineering T-cells faces significant competition in the chimeric antigen receptor (CAR) technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, Bluebird Bio/Celgene/Baylor College of Medicine, Kite Pharma/National Cancer Institute, Juno Therapeutics/Fred Hutchinson Cancer Research Center/Memorial Sloan-Kettering Cancer Center/Seattle Children’s Research Institute, Cellectis/Pfizer and Adaptimmune/GSK. We face competition from non-cell based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche.
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
We may be sued for product liability.
Each of our collaborations requires the collaborator to indemnify us for liability related to products produced pursuant to the ECC or JV and to obtain insurance coverage related to product liability in amounts considered standard for the industry. We believe that these industry-standard coverage amounts range from $15.0 million to $40.0 million in the aggregate. Even so, we may be named in product liability suits relating to products that are produced by our collaborators using our technologies. These claims could be brought by various parties, including other companies who purchase products from our collaborators or by the end users of the products. We cannot guarantee that our collaborators will not breach the indemnity and insurance coverage provisions of the ECCs or JVs. Further, insurance coverage is expensive and may be difficult to obtain, and may not be available to us or to our collaborators in the future on acceptable terms, or at all. We cannot assure you that our collaborators will have adequate insurance coverage against potential claims. In addition, although we currently maintain product liability insurance for our technologies in amounts we believe to be commercially reasonable, if the coverage limits of these insurance policies are not adequate, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows. This insurance may not provide adequate coverage against potential losses, and if claims or losses exceed our liability insurance coverage, we may go out of business. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our plans to develop and commercialize, through our ECC with ZIOPHARM, non-viral adoptive cellular therapies based on designer cytokines and chimeric antigen receptor (CAR) T-cell therapies, or CARs, are new approaches to cancer treatment that present significant challenges in a competitive landscape and the success of our efforts depends in large part on our owned and licensed intellectual property, and our efforts may be affected by litigation and developments in intellectual property law outside of our control.
We intend to employ technologies licensed from MD Anderson (as described above in “Item 1. Business-Recent developments”), together with our existing suite of proprietary technologies, through our existing exclusive collaboration agreement with ZIOPHARM to pursue the development and commercialization of non-viral adoptive cellular therapies based on cytokines and CARs under control of RheoSwitch technology targeting a variety of cancer malignancies. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us and our ECC partner ZIOPHARM to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities that have very limited experience with the commercial development of genetically modified T-cell therapies for cancer;

•	developing and deploying consistent and reliable processes for engineering a patient’s T-cells ex vivo and infusing the engineered T-cells back into the patient;

•	possibly conditioning patients with chemotherapy in conjunction with delivering each of the potential products, which may increase the risk of adverse side effects of the potential products;

•	educating medical personnel regarding the potential side effect profile of each of the potential products, such as the potential adverse side effects related to cytokine release;

•	developing processes for the safe administration of these potential products, including long-term follow-up for all patients who receive the potential products;

•	sourcing additional clinical and, if approved, commercial supplies for the materials used to manufacture and process the potential products;

•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;

•	establishing sales and marketing capabilities after obtaining any regulatory approval to gain market acceptance;

•	developing therapies for types of cancers beyond those addressed by the current potential products; and

•	not infringing the intellectual property rights, in particular, the patent rights, of third parties, including competitors developing alternative CAR T-cell therapies.
We cannot be sure that T-cell immunotherapy technologies developed in our ECC with ZIOPHARM will yield satisfactory products that are safe and effective, scalable, or profitable.
We and ZIOPHARM are dependent on patents, know-how, and proprietary technology in our ECC, both our own and licensed from others. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. Disputes may also arise between us and these licensors regarding intellectual property subject to a license agreement, including those relating to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•
whether and the extent to which our technology and processes, and the technology and processes of ZIOPHARM, infringe on intellectual property of the licensor that is not subject to the license agreement;

•	our right to sublicense patent and other rights to third parties under collaborative development relationships;

•
whether we and ZIOPHARM are complying with our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our potential products under our ECC; and

•	the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us and our ECC partner ZIOPHARM.
If disputes over intellectual property that we or ZIOPHARM have licensed in connection with our ECC prevent or impair our or ZIOPHARM’s ability to maintain our current licensing arrangements, particularly with MD Anderson, on acceptable terms, we may be unable to successfully develop and commercialize the affected potential products. We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize potential products under our ECCs could suffer.
Risks associated with our business model
If we fail to maintain and successfully manage our existing, or enter into new, ECCs or JVs, we may not be able to develop and commercialize our technologies and achieve or sustain profitability.
Our ability to enter into, maintain and manage collaborations in our target markets is fundamental to the success of our business. We currently rely, and intend to rely for the foreseeable future, on our collaborators to develop products enabled by our technologies and then to manufacture, market, distribute and sell these products. We intend to enter into other strategic ECCs or JVs to produce, market and sell products enabled by the technologies that we have developed and will continue to develop. However, we may not be successful in entering into ECCs or JVs with future strategic collaborators. Any failure to enter into ECCs or JVs in our target market sectors on favorable terms could delay or hinder our ability to develop and commercialize our technologies and could increase our costs of development and commercialization.
We have entered into ECCs or JVs with strategic collaborators to develop products enabled by our technologies. There can be no guarantee that we can successfully manage these ECCs or JVs. Under the ECCs, we must use diligent efforts to carry out development activities under the ECC. The exclusivity provisions of the ECCs restrict our ability to commercialize our technologies in the designated field covered by the ECC. In most cases, the collaborator may terminate the ECC with us for any reason upon 90 days’ notice. In all cases, the ECC may be terminated if we fail to exercise diligent efforts or breach, and fail to cure, other provisions of the ECC. In addition, since our efforts to date have focused on a small number of collaborators in certain targeted sectors, our business would be adversely affected if one or more of these collaborators terminate their ECCs or JVs, fail to use our technologies or fail to develop commercially viable products enabled by our technologies.
Dependence on ECCs or JVs also will subject us to other risks, including:

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

•	we may be unable to manage multiple simultaneous ECCs or JVs or fulfill our obligations with respect thereto;

•
disagreements with a collaborator could develop and any conflict with a collaborator could reduce our ability to enter into future ECCs or JVs and negatively impact our relationships with one or more existing collaborators;

•
our collaborators could terminate our ECC or JV with them, in which case, our collaborators may retain rights related to certain products, we may not be able to find another collaborator to develop different products in the field and we may not be able to develop different products in the field ourselves;

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
If any of these events occur, or if we fail to maintain our ECCs or JVs with our collaborators, we may not be able to commercialize our existing and potential technologies, grow our business or generate sufficient revenues to support our operations.
Many of our collaborators, including some businesses over which we have significant influence, will need additional capital.
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
We depend on our collaborators to commercialize the products enabled by our technologies. If our collaborators are not able to successfully develop the products enabled by our technologies, none of our enabled products will become commercially available and we will receive no back-end payments under our ECCs or JVs. Because we do not currently and may never possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, our ability to succeed in markets we have currently targeted depends on our ability to enter into ECCs or JVs to develop and commercialize potential products. Some of our existing collaborators do not themselves have the resources necessary to commercialize products and they in turn will need to rely on additional sources of financing or third party collaborations. In addition, pursuant to our current ECCs or JVs and similar ECCs or JVs that we may enter into in the future, we have limited or no control over the amount or timing of resources that any collaborator is able or willing to devote to developing products or collaborative efforts. Any of our collaborators may fail to perform its obligations under the ECC. Our collaborators may breach or terminate their ECCs or JVs with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. If any of these events were to occur, our revenues, financial condition and results of operations could be adversely affected.
The sales process for our ECCs or JVs may be lengthy and unpredictable, and we may expend substantial funds and management effort with no assurance of successfully entering into new collaborations to commercialize our technologies.
The sales process for our ECCs or JVs may be lengthy and unpredictable. Our sales and licensing efforts may require the effective demonstration of the benefits, value, differentiation, validation of our technologies and services and significant education and training of multiple personnel and departments within the potential collaborator’s organization. Though we have made efforts to standardize our ECCs or JVs, we may be required to negotiate ECCs or JVs containing terms unique to each collaborator, which would lengthen the sales cycle. We may expend substantial funds and management effort with no assurance that we will execute an ECC, JV or otherwise sell our technologies or services. In addition, this lengthy sales cycle makes it more difficult for us to accurately forecast revenue in future periods and may cause revenues and operating results to vary significantly in such periods.
We have entered into a limited number of ECCs and JVs to date, and we require collaborators to successfully commercialize the products enabled by our technologies.
Our success depends upon entering into ECCs and JVs with a number of collaborators across a broad spectrum of industries. There is a risk that we may not be able to demonstrate the value proposition of our technologies with enough collaborators across enough industries for us to be successful. We intend to pursue additional ECCs and JVs, but may be unable to do so on terms satisfactory to us, or at all. Our current ECCs and JVs and any new collaborations we are able to enter into in one or more of the markets we have targeted may not be successful. Moreover, because we have limited financial and managerial resources, we will be required to prioritize our application of resources to particular development efforts. Any resources we expend on one or more of these efforts could be at the expense of other potentially profitable opportunities. If we focus our efforts and resources on one or more of these markets and they do not lead to commercially viable products, our revenues, financial condition and results of operations could be adversely affected.
Many of our current collaborators have no experience producing products at the commercial scale needed for the development of their business, and they will not succeed if they cannot effectively commercialize their products.
In addition to developing products using our technologies, our collaborators must demonstrate the ability to utilize our technologies to produce desired products at the commercial scale and on an economically viable basis or they must collaborate with others to do so. The products and processes developed using our technologies may not perform as expected when applied at commercial scale, or our collaborators may encounter operational challenges for which we and they are unable to devise a workable solution. For example, contamination in the production process could decrease process efficiency, create delays and increase our collaborators’ costs. Moreover, under the terms of our ECCs or JVs, we limit the ability of our collaborators to partner their programs with third parties. We and our collaborators may not be able to scale up our production in a timely manner, if at all, even if our collaborators successfully complete product development in their laboratories and pilot and demonstration facilities. If this occurs, the ability of our collaborators to commercialize products and processes using our technologies will be adversely affected, and, with respect to any products that are brought to market, our collaborators may not be able to lower the cost of production, which would adversely affect our ability to increase the future profitability of our business.
The markets in which our collaborators are developing products using our technologies are subject to extensive regulation, and we rely on our collaborators to comply with all applicable laws and regulations.
Our technologies are used in products that are subject to extensive regulation by governmental authorities. We depend on our collaborators to comply with these laws and regulations with respect to products they produce using our technologies and we do not independently monitor whether our collaborators comply with applicable laws and regulations. If our collaborators fail to comply with applicable laws and regulations, we are subject to substantial financial and operating risks because we depend on our collaborators to produce the end products enabled by our technologies for sale, and because in many cases we have, or in the future may have, a substantial equity interest in our collaborators. These regulatory risks are extensive and include the following:

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

The markets in which we and our collaborators are developing products using our technologies are highly competitive.
The markets in which we and our collaborators are developing products are, and will continue to be, highly competitive, and there can be no assurance that we or our collaborators will be able to compete effectively. There are numerous companies presently in these markets that are developing products that may compete with, and could adversely affect the prices for, any products developed by our collaborators using our technologies. Many of these competitors and potential competitors are well-established companies with significant resources and experience, along with well-developed distribution systems and networks for their products, valuable historical relationships with potential customers and extensive sales and marketing programs for their products. Some of these competitors may use these resources and their market influence to impede the development and/or acceptance of the products developed by our collaborators using our technologies.
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
A significant portion of our business is conducted by joint ventures that we cannot operate solely for our benefit.
A significant portion of our business is carried out by JVs. In JVs we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities or resources as we do and may compete with us outside the JV. JVs are intended to be operated for the benefit of all JV partners, rather than for our exclusive benefit. Operating a business as a JV often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In JVs we are required to foster our relationships with our JV partners as well as promote the overall success of the JV, and if a JV partner changes or relationships deteriorate, our success in the JV may be materially adversely affected. The benefits from a successful JV are shared among the JV partners, so we do not receive all the benefits from our successful JVs. Moreover, as a partial owner of a JV, we are exposed to potential risks and liabilities that we do not face when we enter into an ECC.
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

The enforceability of patents, as well as the actual patent term and expiration thereof, involves complex legal and factual questions and, therefore, the extent of enforceability cannot be guaranteed. Issued patents and patents issuing from pending applications may be challenged, invalidated or circumvented. Moreover, the United States Leahy-Smith America Invents Act, enacted in September 2011, brought significant changes to the U.S. patent system, which include a change to a “first to file” system from a “first to invent” system and changes to the procedures for challenging issued patents and disputing patent applications during the examination process, among other things. The effects of these changes on our patent portfolio and business have yet to be determined, as the final substantive provisions of the America Invents Act took effect on March 16, 2013. The United States Patent and Trademark Office, or the USPTO, only recently finalized the rules relating to these changes and the courts have yet to address the new provisions. These changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights. Additional uncertainty may result from legal precedent handed down by the United States Court of Appeals for the Federal Circuit and United States Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. Accordingly, we cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth of the claims upheld in our and other companies’ patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that we were the first to invent the inventions covered by our pending patent applications, we were the first to file patent applications for these inventions, the patents we have obtained, particularly certain patents claiming nucleic acids, proteins, or methods, are valid and enforceable, and the proprietary technologies we develop will be patentable.
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
Except for claims we believe will not be material to our financial results, no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent products using our technologies from being marketed. Any patent-related legal action against persons who license our technologies, our collaborators or us claiming damages and seeking to enjoin commercial activities relating to products using our technologies or our processes could subject us to potential liability for damages and require our licensor or us to obtain a license to continue to manufacture or market such products or any future product candidates that use our technologies. We cannot predict whether we or our licensor would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that any such products or any future product candidates or processes could be redesigned to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent our collaborators from developing and commercializing products using our technologies, which could harm our business, financial condition and operating results.
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
In order for AquaBounty to execute on its business plan as announced by its management, AquaBounty will have future capital requirements, and we may be asked to invest additional funds in AquaBounty. If we fail to invest these additional funds, we may not retain control over AquaBounty. We have been advised by the management of AquaBounty that as of December 31, 2014, AquaBounty held $5.2 million of cash and cash equivalents and had a working capital balance of $4.6 million and that these amounts will provide adequate funds for AquaBounty’s ongoing operations into the middle of 2015. We have no contractual obligation to provide funds to AquaBounty and therefore we do not know whether, or to what extent, we will be required to invest additional funds in AquaBounty.
There is significant uncertainty regarding regulatory approval for AquaBounty’s AquAdvantage® Salmon.
As a genetically modified animal for human consumption, AquAdvantage® Salmon, or AAS, will require approval from the FDA and regulatory bodies in other countries before it can be sold. To date, there have been significant delays in the regulatory process. There is no guarantee that any approvals granted, if granted, will not be subject to onerous obligations. Any change to AAS or the development of a new product, including pursuant to our ECC, will require AquaBounty to again obtain approval from the FDA and regulatory bodies in other countries.
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
As of February 15, 2015, AquaBounty is awaiting a report of final action by the FDA on the pending NADA. We do not know when the FDA will issue this report.

AquaBounty may have limited success in gaining consumer acceptance of its products, particularly in the face of current public opposition and current and potential future laws.
There is an active and vocal group of opponents to genetically modified organisms who wish to ban or restrict the technology and who, at a minimum, hope to sway consumer perceptions and acceptance of this technology. Their efforts include regulatory legal challenges and labeling campaigns for genetically modified products, as well as application of pressure to consumer retail outlets seeking a commitment not to carry genetically modified Atlantic salmon. Under current labeling laws, AquaBounty is not required to label its AquAdvantage® Salmon at the retail level as containing genetically modified ingredients but several states have either passed laws or are considering new laws that would require labeling genetically modified ingredients as such at the retail level, which could negatively impact consumer acceptance. Further, these groups have a history of bringing legal action against companies attempting to bring new biotechnology products to market. On January 16, 2014, an application was filed by two non-governmental organizations with the Canadian Federal Court seeking judicial review to declare invalid the decision by the Canadian Minister of the Environment to publish in the Canadian Gazette a Significant New Activity Notice, or SNAN, with respect to AquAdvantage® Salmon. AquaBounty may be subject to future additional litigation brought by one or more of these organizations in their attempt to block the development or sale of its products. In addition, animal rights groups and various other organizations and individuals have attempted to stop genetic engineering activities by pressing for legislation and additional regulation in these areas. AquaBounty may not be able to overcome the negative consumer perceptions and potential legal hurdles that these organizations seek to instill or assert against its products.
Atlantic salmon farming is subject to disease outbreaks which can increase the cost of production and/or reduce production harvests, and the loss of AquaBounty broodstock would result in the loss of AquaBounty’s commercial technology.
Although AquaBounty has stated that it will produce and grow its AquAdvantage® Salmon in land-based, closed containment facilities, which AquaBounty believes are at less risk of potential disease outbreak than open sea-cage systems, AquaBounty will still be at risk for potential disease outbreaks. The economic impact of disease to these production systems can be significant, as farmers must incur the cost of preventive measures, such as vaccines and antibiotics, and then if infected, the cost of lost or reduced harvests. AquaBounty has stated that it has implemented biosecurity measures in its facilities to prevent or mitigate disease impact, but there can be no assurance that any measures will be 100 percent effective.
Further, AquaBounty’s AAS intellectual property resides in the breeding population of live fish, or broodstock, themselves; destruction of AAS broodstocks by whatever means would result in the loss of the commercial technology. Live animals are subject to disease that may, in some cases, prevent or cause delay in the export of fish or eggs to customers. Disease organisms may be present undetected and transferred inadvertently. Such events may cause loss of revenue.
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
As of December 31, 2014, our executive officers, directors and beneficial holders of five percent or more of our outstanding stock owned approximately 63 percent of our voting stock, including shares subject to outstanding options and warrants. As a result, these shareholders, acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, as well as our management and affairs. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders. This concentration of ownership control may:

•	delay, defer or prevent a change in control;

•	entrench our management and/or the board of directors; or

•	impede a merger, consolidation, takeover or other business combination involving us that other shareholders may desire.
We have engaged in transactions with companies in which Randal J. Kirk, our Chief Executive Officer, and his affiliates have an interest.
We have engaged in a variety of transactions with companies in which Mr. Kirk and affiliates of Mr. Kirk have an interest. Among these transactions are our ECCs with Genopaver, LLC, Fibrocell Science, Inc. and Persea Bio, LLC, our licensing arrangement with Halozyme Therapeutics, Inc., and our joint venture with Intrexon Energy Partners. We believe that each of these transactions was on terms no less favorable to us than terms we could have obtained from unaffiliated third parties, and each of these transactions was approved by at least a majority of the disinterested members of the audit committee of our board of directors. In addition, subsequent to our consummation of the ECCs with ZIOPHARM, Oragenics, Inc., Synthetic Biologics, Inc., AmpliPhi Biosciences Corp., Soligenix, Inc., Agilis Biotherapeutics LLC, and OvaScience, Inc., Mr. Kirk and his affiliates invested in these companies. Furthermore, as we execute on these ECCs or JVs going forward, a conflict may arise between our interests and those of Mr. Kirk and his affiliates. It is our intention to ensure that all future transactions, if any, between us and our officers, directors, principal shareholders and their affiliates, are approved by the audit committee or a majority of the independent and disinterested members of the board of directors in accordance with our written related person transaction policy, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.
As of December 31, 2014, Randal J. Kirk controlled approximately 61 percent of our common stock and is able to control or significantly influence corporate actions, which may result in Mr. Kirk taking actions contrary to the desires of our other shareholders.
We have historically been controlled, managed and principally funded by Randal J. Kirk, our Chief Executive Officer, and affiliates of Mr. Kirk. As of December 31, 2014, Mr. Kirk and shareholders affiliated with him beneficially owned approximately 61 percent of our voting stock. On January 27, 2015, Mr. Kirk and certain of his affiliates purchased 555,556 shares of our common stock in a public offering. Mr. Kirk is able to control or significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of Mr. Kirk may not always coincide with the interests of other shareholders, and he may take actions that advance his personal interests and are contrary to the desires of our other shareholders.
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

In addition, as of December 31, 2014, there were 8,323,544 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. Shares issuable upon the exercise of such options can be freely sold in the public market upon issuance and once vested.
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
We are no longer an “emerging growth company” under the JOBS Act, and thus are no longer permitted to rely on exemptions from certain disclosure requirements.
Based on the market value of our common stock held by non-affiliates as of June 30, 2014, we ceased to be an “emerging growth company” on December 31, 2014. As an “emerging growth company” under the JOBS Act, we were permitted to rely on exemptions from certain disclosure and other requirements, but we will now be required to:

•	have an auditor attest to, and report on, management’s assessment of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board; and

•	submit certain executive compensation matters to shareholder advisory votes, such as “say on pay” and “say on frequency.”
We irrevocably elected not to avail ourselves of the JOBS Act accommodation allowing for delayed adoption of new or revised accounting standards, and, therefore, have been subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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
We establish the geographic locations of our research and development operations based on proximity to the relevant market expertise and access to available talent pools. The following table shows information about our primary lab operations as of December 31, 2014:

Location	Square Footage
Blacksburg, VA	35,456
Budapest, Hungary	17,978
Germantown, MD	56,258
San Diego, CA	23,409
South San Francisco, CA	29,409
Our primary production facilities are located in Sioux Center, Iowa, and include approximately 229,000 square feet of production and office facilities and approximately 367 acres of land. The land and production facilities are primarily used for embryo transfer and in vitro fertilization processes, as well as housing livestock used in such processes. We also lease satellite production facilities and land in Maryland, Missouri, Oklahoma and Texas for these purposes.
We lease an additional 27,000 square feet of administrative offices in West Palm Beach, Florida; Germantown, Maryland; and Blacksburg, Virginia. The original terms of our leases range from one to seven years. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments.”

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

Item 4.	Mine Safety Disclosures
Not applicable.

Item 4A.	Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers and directors as of February 15, 2015.

Name	Age	Position(s)
Executive Officers
Randal J. Kirk	60	Chief Executive Officer and Chairman of the Board
Krish S. Krishnan	49	Chief Operating Officer
Thomas D. Reed, Ph.D.	49	Chief Science Officer
Rick L. Sterling	50	Chief Financial Officer
Donald P. Lehr	40	Chief Legal Officer
Suma M. Krishnan	49	Senior Vice President — Product Development
Darryl Webster	54	Senior Vice President — Intellectual Property
Jeffrey T. Perez	43	Senior Vice President — Intellectual Property Affairs
Thomas R. Kasser, Ph.D.	60	Senior Vice President — Food Sector
Robert F. Walsh, III	56	Senior Vice President — Energy Sector
Nir Nimrodi	45	Senior Vice President — Corporate Development and Environment Sector
Gregory I. Frost, Ph.D.	43	Senior Vice President — Health Sector
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

Krish S. Krishnan, M.S., M.B.A., Chief Operating Officer. Mr. Krishnan has served as Intrexon’s Chief Operating Officer since 2011. He brings many years of experience in the life sciences industry, having held key executive roles at several companies including Chief Executive Officer of Pinnacle Pharmaceuticals, Inc. from 2009 to 2011, Chief Financial Officer and Chief Operating Officer of New River Pharmaceuticals, Inc. (previously traded on NASDAQ prior to its acquisition by Shire plc) from April 2004 until April 2007, and Senior Managing Director of Third Security, LLC between 2001 and 2008.  Additionally, Mr. Krishnan served as a member of the board of directors of Biotie Therapies Oyj (BTH1V:Helsinki) between 2008  and 2009 and New River Pharmaceuticals, Inc. from  March 2003 until April 2007. Mr. Krishnan started his career as an engineer with E.I. Dupont de Nemours in Wilmington, Delaware. He received a B.S. in Mechanical Engineering from the Indian Institute of Technology, an M.S. in Engineering from the University of Toledo, and an M.B.A. in Finance from The Wharton School at the University of Pennsylvania.
Thomas D. Reed, Ph.D., Chief Science Officer. Dr. Reed co-founded Intrexon in 1998 and has served as Chief Science Officer since then and served on Intrexon’s board of directors until April 16, 2014. Dr. Reed is a molecular geneticist with over 20 years of experience in recombinant DNA technology. He has developed sophisticated transgenic model systems for studying the role of gene products in neuronal, cardiovascular, and cancer systems. Dr. Reed has published numerous peer-reviewed articles in the fields of subcellular modulation, gene regulation and cardiac function and is an inventor on numerous patents. Dr. Reed received his B.S. in Genetics from the University of California-Davis, an M.S. in Biological Science from Wright State University, and a Ph.D. in Molecular and Developmental Biology from the University of Cincinnati.
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
Suma M. Krishnan, Senior Vice President — Product Development. Mrs. Krishnan has served as our Senior Vice President — Product Development since 2012. From 2009 to 2011, Mrs. Krishnan served as Senior Vice President of Product Development at Pinnacle Pharmaceuticals, Inc. From 2007 to 2009, she served as Chief Financial Officer of Light Matters Foundation. Previously, Mrs. Krishnan was Vice President, Product Development at New River Pharmaceuticals Inc. from September 2002 until its acquisition by Shire plc in April 2007. Mrs. Krishnan has 23 years’ experience in drug development. Prior to serving at New River Pharmaceuticals Inc., Mrs. Krishnan served in the following capacities: Director, Regulatory Affairs at Shire Pharmaceuticals, Inc., a specialty pharmaceutical company; Senior Project Manager at Pfizer, Inc., a multi-national pharmaceutical company; and a consultant at the Weinberg Group, a pharmaceutical and environmental consulting firm. Mrs. Krishnan began her career as a discovery scientist for Janssen Pharmaceuticals, Inc., a subsidiary of Johnson & Johnson, a multi-national pharmaceutical company, in May 1991. Mrs. Krishnan received an M.S. in Organic Chemistry from Villanova University, an M.B.A. from Institute of Management and Research (India) and an undergraduate degree in Organic Chemistry from Ferguson University (India).
Darryl Webster, Senior Vice President — Intellectual Property. Mr. Webster has served as our Senior Vice President — Intellectual Property since 2010. Mr. Webster has over 25 years of legal experience. During his law firm experience and 20 plus years of corporate IP practice, he has worked in scientific areas that match each of the markets we are targeting. Prior to joining us, Mr. Webster was most recently Senior Patent Counsel at Wyeth (now Pfizer Inc.), where he worked from 1993 to 2010. During his sixteen years at Wyeth, he was the lead patent counsel for several key products and areas including a $6B biological, the Asia Pacific Region, and the Wyeth Nutrition business. Before his work at Wyeth, he worked for more than four years in the core chemical and biochemical areas at AlliedSignal Inc., now Honeywell International Inc. Mr. Webster received Bachelors’ degrees in Chemistry (Biological Specialization) and Economics from Duke University and a J.D. from the University of Maryland School of Law.
Jeffrey T. Perez, Senior Vice President — Intellectual Property Affairs. Mr. Perez has served as Senior Vice President — Intellectual Property Affairs since August 2014. Before joining Intrexon, Mr. Perez was Managing Director and Associate General Counsel and Intellectual Property at Third Security, LLC, where he evaluated potential investments of Third Security’s managed investment funds. Additionally, Mr. Perez worked with Third Security portfolio companies in evaluating and developing their intellectual property strategies and general corporate activities. Prior to joining Third Security, Mr. Perez practiced law in the area of intellectual property with the law firm of Hunton & Williams LLP in Washington D.C. Mr. Perez’s previous work involved client consultation, litigation, agreement work, opinion drafting and patent procurement. Mr. Perez received B.S. from Cornell University and his J.D. from George Mason University School of Law.
Thomas R. Kasser, Ph.D., M.B.A., Senior Vice President — Food Sector. Dr. Kasser has served as Senior Vice President — Food Sector since May 2013. Dr. Kasser served as President of Animal Sciences and Agricultural Biotechnology Divisions and Senior Vice President from April 2012 to May 2013 and, prior to that, as President of the Animal Sciences Division from March 2011. Dr. Kasser brings over 30 years of business management experience in the biotechnology and life sciences industries. He was most recently President and Chief Executive Officer of Angionics, Inc., an early-stage biotech company focused on novel anti-angiogenic technology directed at therapies for cancer and ocular diseases from June 2009 to March 2011. Prior to Angionics, he was a Covance Corporate Vice President and General Manager of Covance Research Products Inc. Dr. Kasser had over 20 years of experience at Monsanto Company both in commercial as well as scientific leadership roles, including tenures as General Manager of Monsanto Choice Genetics, Inc., directing new product development for the Nutrition and Consumer products business, and managing clinical safety and efficacy trials under the jurisdiction of the Food and Drug Administration’s Center for Veterinary Medicine. Dr. Kasser was designated a Monsanto Fellow in recognition of his scientific and technical excellence. He currently serves on the board of directors for AquaBounty Technologies, Inc., an aquaculture biotechnology company. Additionally, he is Chairman of the board of directors of Exemplar Genetics and serves on the boards of directors of Trans Ova Genetics and Viagen, all of which are wholly-owned subsidiaries of Intrexon Corporation. Dr. Kasser received an M.S. in Animal Nutrition from The Pennsylvania State University, an M.B.A. from Washington University — St. Louis and a Ph.D. in Nutrition from the University of Georgia.
Robert F. Walsh, III, Senior Vice President — Energy Sector. Mr. Walsh has served as our Senior Vice President — Energy Sector since 2013. Mr. Walsh has over 30 years of experience in the petroleum and chemical industries. Mr. Walsh served as Chief Commercial Officer of ZeaChem Inc., a cellulosic biofuel and biochemical company, from 2011 to 2013. Prior to his time at ZeaChem, Mr. Walsh served as Chief Executive Officer of Aurora Algae, Inc., an algae production company, from 2008 to 2010, President of LS9, Inc., an industrial biotechnology company, from 2007 to 2008, Senior Vice President and Chief Operating Officer of Chemoil Corporation, from 2005 to 2006, and General Manager Supply, Europe for Shell Europe Oil Products, from 2001 to 2006. Mr. Walsh received a B.S. in Chemical Engineering from Purdue University.
Nir Nimrodi, Senior Vice President — Corporate Development and Environment Sector. Mr. Nimrodi joined Intrexon as Senior Vice President — Environment Sector in March 2014 and in October 2014, Mr. Nimrodi became our Senior Vice President of Corporate Development. Mr. Nimrodi brings to Intrexon over 20 years of diverse international experience, in large global businesses in the life sciences, pharmaceutical, biotechnology, and diagnostics industries. Prior to joining Intrexon, Mr. Nimrodi was most recently the Vice President and General Manager of Life Technologies, Inc. Food Safety and Animal Health Business, now part of Thermo Fisher Scientific, and also served in numerous executive roles, including Chief Executive Officer and Board Member of Life Technologies Israel and Head of Protein Technologies. While at Life Technologies, he played a key part in its acquisition by Thermo Fisher Scientific. Previously, Mr. Nimrodi held leadership positions as CEO of Proneuron Biotechnologies, Inc. and also Mindsense Biosystems, as well as Director of Finance of Teva Pharmaceutical Industries, Ltd. Before joining the life sciences industry, he served in the Israeli Navy and worked for the Israeli Ministry of Defense. Mr. Nimrodi earned a B.A. in Economics and an M.B.A in Finance from Tel-Aviv University.
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

	High	Low
Year Ended December 31, 2014
Fourth Quarter	$28.78	$16.13
Third Quarter	26.62	17.35
Second Quarter	26.60	13.13
First Quarter	38.50	22.53
Year Ended December 31, 2013
Fourth Quarter	$25.95	$17.52
Third Quarter (1)	31.44	20.65
(1) Our common stock commenced trading on the NYSE on August 8, 2013.
As of February 15, 2015, we had 144 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Dividends
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, provisions of applicable law and other factors that our board of directors deems relevant.
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
The following graph shows a comparison from August 8, 2013 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2014 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (S&P 500 Index) and the NYSE MKT ARCA Biotechnology Index. The graph assumes that $100 was invested at the market close on August 8, 2013 in the common stock of Intrexon Corporation, the S&P 500 Index and the NYSE MKT ARCA Biotechnology Index and data for the S&P 500 Index and the NYSE MKT ARCA Biotechnology Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Company / Index	Base Period 8/8/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Intrexon Corporation	$100.00	$95.79	$96.24	$106.31	$101.62	$75.13	$111.32
S&P 500 Index	100.00	99.38	109.82	111.81	117.66	118.99	124.86
NYSE MKT ARCA Biotechnology Index	100.00	103.12	110.29	122.45	131.51	146.60	163.14
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
(a) Sales of Unregistered Securities
From January 1, 2014 through December 31, 2014, we consummated the following transactions involving the issuance of unregistered securities:

•	a private placement of 972,004 shares of our common stock on March 26, 2014, as disclosed in our Current Report on Form 8-K filed on March 27, 2014, and

•
the issuance of 1,378,631 shares of our common stock on August 8, 2014 in connection with our acquisition of Trans Ova, as disclosed in Item 3.02 of our Current Report on Form 8-K filed on August 11, 2014, as amended on October 24, 2014.

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
On January 27, 2015, we closed a public offering of 4,312,500 shares of our common stock (inclusive of 562,500 shares of common stock sold by us pursuant to the full exercise of an option granted to the underwriters in connection with the offering) at a public offering price of $27.00 per share for aggregate gross offering proceeds of approximately $116.4 million. J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporate acted as joint book-running managers. Net proceeds to us were approximately $110.0 million after deducting underwriting discounts and commissions of approximately $6.1 million and other offering expenses of approximately $0.3 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We invested the funds received in cash equivalents and other short-term and long-term investments in accordance with our investment policy. There has been no material change in the planned use of proceeds from this offering as described in our final prospectus, dated January 21, 2015, and filed with the Securities and Exchange Commission on January 22, 2015 pursuant to Rule 424(b).
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
The selected consolidated financial data set forth below as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012, are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data set forth below as of December 31, 2012 and 2011, and for the year ended December 31, 2011, are derived from our audited consolidated financial statements contained in reports previously filed with the SEC, not included herein. Our audited and unaudited consolidated financial statements have been prepared in U.S. dollars in accordance with U.S. GAAP.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our results for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

	Year Ended December 31,
	2014	2013	2012	2011
	(In thousands, except share and per share amounts)
Statement of Operations Data:
Collaboration revenues	$45,212	$23,525	$13,706	$5,118
Product revenues	11,481	164	—	—
Service revenues	14,761	—	—	—
Total revenues	71,930	23,760	13,774	8,013
Total operating expenses	141,892	81,783	88,931	90,440
Operating loss	(69,962)	(58,023)	(75,157)	(82,427)
Net loss	(85,616)	(40,908)	(81,874)	(85,280)
Net loss attributable to noncontrolling interests	3,794	1,928	—	—
Net loss attributable to Intrexon	(81,822)	(38,980)	(81,874)	(85,280)
Accretion of dividends on redeemable convertible preferred stock	—	(18,391)	(21,994)	(13,868)
Net loss attributable to common shareholders	(81,822)	(57,371)	(103,868)	(99,148)
Net loss attributable to common shareholders per share, basic and diluted	$(0.83)	$(1.40)	$(18.77)	$(18.92)
Weighted average shares outstanding, basic and diluted	99,170,653	40,951,952	5,533,690	5,240,647

	December 31,
	2014(4)	2013(3)	2012	2011(2)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$27,466	$49,509	$10,403	$19,628
Short-term and long-term investments	115,608	188,561	260	258
Equity securities	164,889	141,525	83,116	39,097
Total assets	576,272	469,472	151,646	114,828
Deferred revenue, current and non-current	113,209	73,571	58,636	16,921
Other liabilities(1)	53,774	14,558	7,904	17,485
Redeemable convertible preferred stock	—	—	406,659	301,681
Total Intrexon shareholders’ equity (deficit)	384,761	366,722	(321,553)	(221,259)
Noncontrolling interests	24,528	14,621	—	—
Total equity (deficit)	409,289	381,343	(321,553)	(221,259)

(1)
Other liabilities include $8, $40, $91 and $168 related to capital leases as of December 31, 2014, 2013, 2012, and 2011, respectively; $10,369 and $1,653 of long term debt as of December 31, 2014 and 2013, respectively; and $20,485 of deferred consideration as of December 31, 2014.

(2)	We acquired four businesses in 2011: Agarigen, Inc. on January 26, 2011; Neugenesis Corporation on April 18, 2011; GT Life Sciences, Inc. on October 5, 2011; and Immunologix, Inc. on October 21, 2011.

(3)	In 2013, we acquired ownership interests in AquaBounty and BioPop which resulted in our gaining control over these entities, resulting in consolidation effective on the acquisition dates.

(4)	In 2014, we acquired Medistem and Trans Ova and began including the results of their operations effective on the acquisition dates for each.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We believe we are a leader in the field of synthetic biology, an emerging and rapidly evolving discipline that applies engineering principles to biological systems. Using our suite of proprietary and complementary technologies, we design, build and regulate gene programs, which are DNA sequences that consist of key genetic components. A single gene program or a complex, multi-genic program are fabricated and stored within a DNA vector. Vectors are segments of DNA used as a vehicle to transmit genetic information. DNA vectors can, in turn, be introduced into cells in order to generate a simple or complex cellular system, which are the basic and complex cellular activities that take place within a cell and the interaction of those systems in the greater cellular environment. It is these genetically modified cell systems that can be used to produce proteins, produce small molecules, or serve as cell-based products, which enable the development of new and improved products and manufacturing processes across a variety of end markets, including health, food, energy, environment, and consumer. Our synthetic biology capabilities include the ability to precisely control the amount, location and modification of biological molecules to control the function and output of living cells and optimize for desired results at an industrial scale.
We have devised our business model to bring many different commercial products to market through the formation of exclusive channel collaborations, or ECCs, with collaborators that have expertise within specific industry sectors. Through our ECCs, we provide expertise in the engineering, creation and modification of gene programs and cellular systems, and our collaborators are responsible for providing market and product development expertise, as well as regulatory, sales and marketing capabilities. Generally, our collaborators compensate us through payment of technology access fees, royalties, milestones and reimbursement of certain costs. This business model allows us to leverage our capabilities and capital across a broader landscape of product opportunities and end markets than we would be capable of addressing on our own. Alternatively, where a collaborator wishes to work with us to develop an early-stage program, we may execute a research collaboration pursuant to which we receive reimbursement for our development costs but the exclusive license rights, and related access fee, are deferred until completion of an initial research program.
In certain strategic circumstances, we may enter into a joint venture with an ECC collaborator. In that event, we will enter into an ECC with a joint venture entity and may contribute access to our technology, cash or both into the joint venture which we will jointly control with our ECC collaborator. Pursuant to a joint venture agreement, we may be required to contribute additional capital to the joint venture, and we may be able to receive a higher financial return than we would normally receive from an ECC to the extent that we and our ECC collaborator are successful in developing one or more products. We currently are party to three such joint venture agreements: S & I Ophthalmic, LLC, or S & I Ophthalmic, which is a joint venture with Caraco Pharmaceutical Laboratories, Ltd., or Sun Pharmaceutical Subsidiary, an indirect subsidiary of Sun Pharmaceutical Industries Ltd., or Sun Pharmaceutical, an international specialty pharmaceutical company focused on chronic diseases, OvaXon, LLC, or OvaXon, which is a joint venture with OvaScience, Inc., or OvaScience, a life sciences company focused on the discovery, development and commercialization of new treatments for infertility and Intrexon Energy Partners, LLC, or Intrexon Energy Partners, a joint venture with a select group of external investors, to optimize and scale-up our gas-to-liquid bioconversion platform for the production of certain fuels and lubricants.
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

Mergers and acquisitions
We may augment our suite of proprietary technologies through mergers or acquisitions of technologies which then become available to new or existing collaborators. Among other things, we seek to ensure that these acquired technologies are complementary to our existing technologies and that these mergers and acquisitions meet our desired return on investment and other economic criteria. In certain cases, such technologies may already be applied in the production of products or services and in these cases, we seek to ensure that the target will maintain a market leadership position for their existing products or services and that there is an opportunity for expansion of that leadership position when complemented by our technology.
On August 8, 2014, we acquired 100 percent of the membership interests of Trans Ova Genetics, L.C., or Trans Ova, a provider of bovine reproductive technologies. Intrexon and Trans Ova intend to build upon Trans Ova’s current platform with new capabilities with a goal of achieving higher levels of delivered value to dairy and beef cattle producers. The consideration paid for all the membership interests in Trans Ova consisted of $63.6 million in cash and the issuance of an aggregate of 1,444,388 shares of the Company’s common stock. In addition, deferred cash valued at $20.1 million is payable to the former members of Trans Ova in three equal installments upon the first, second, and third anniversaries of the closing date. The agreement also provides for the payment to the former members of Trans Ova of a portion of certain cash proceeds in the event there is an award under certain litigation matters pending as of closing to which Trans Ova is a party. We began consolidating Trans Ova’s results of operations and financial position effective August 8, 2014.
On March 6, 2014, we acquired 100 percent of the outstanding common stock and securities convertible into common stock of Medistem, Inc., or Medistem, a pioneer in the development of Endometrial Regenerative Cells, or ERCs, which are universal donor adult-derived stem cells. We intend to employ our synthetic biology platforms to engineer a diverse array of cell-based therapeutic candidates using Medistem’s multipotent ERCs. We began consolidating Medistem’s results of operations and financial position effective March 6, 2014.
On October 1, 2013, we acquired 4,163,265 shares of common stock of Biological & Popular Culture, Inc., or BioPop, representing 51 percent of the outstanding shares of BioPop, resulting in us gaining control over BioPop and consolidating its results of operations and financial position from that point.
On November 16, 2012, we acquired 48,631,444 shares of common stock of AquaBounty Technologies, Inc., or AquaBounty, representing approximately 48 percent of the then outstanding shares of AquaBounty. AquaBounty is a biotechnology company utilizing modern molecular biology to improve aquaculture productivity in a safe and environmentally sustainable manner. We originally accounted for our investment using the equity method. On March 15, 2013, we acquired 18,714,814 additional shares of AquaBounty common stock increasing our aggregate ownership to approximately 54 percent, resulting in us gaining control over AquaBounty and consolidating its results of operations and financial position from that point. On March 20, 2014, we acquired 19,040,366 additional shares of AquaBounty common stock increasing our aggregate ownership to approximately 60 percent.
Financial overview
We have incurred significant losses since our inception. We anticipate that we may continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. We have never generated any royalty revenues from sales of products by our collaborators and may never be profitable.
We expect our future capital requirements will be substantial, particularly as we continue to develop our business and expand our synthetic biology technology platform. We believe that our existing cash and cash equivalents, short-term and long-term investments, and cash expected to be received through our current collaborators and for sales of products and services provided by our consolidated subsidiaries will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.
Sources of revenue
We derive our revenues through the execution of ECCs for the development and commercialization of products enabled by our technologies. Generally, the terms of our ECCs provide that we receive some or all of the following: (i) technology access fees upon signing; (ii) reimbursements of costs incurred by us for our research and development and/or manufacturing efforts related to the specific application provided for in the ECC; (iii) milestone payments upon the achievement of specified development, regulatory and commercial activities; and (iv) royalties on sales of products arising from the collaboration.

Our technology access fees and milestone payments may be in the form of cash or securities of the collaborator. Our ECCs contain multiple arrangements and we typically defer revenues from the technology access fees and milestone payments received and recognize such revenues in the future over the anticipated performance period. We are also entitled to sublicensing revenues in those situations where our collaborators choose to license our technologies to other parties.
We also generate revenue through sales of advanced reproductive technologies, including bovine embryos derived from our embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock used in production.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) services have been rendered or delivery has occurred such that risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collection from the customer is reasonably assured.
In future periods, our revenues will depend on the number of ECCs to which we are party, the advancement and creation of programs within our ECCs and the extent to which our collaborators bring products enabled by our technologies to market. Our revenues will also depend upon our ability to maintain or improve the volume and pricing of our current product and service offerings and to develop new offerings, including those which may incorporate our technologies. Our revenues will also depend upon the ability of AquaBounty to receive regulatory approval and establish successful commercialization of its AquAdvantage® Salmon products. Our future revenues may also include additional revenue streams we may acquire through mergers and acquisitions. In light of our limited operating history and experience in consummating new ECCs and also the limited experience with our consolidated subsidiaries, there can be no assurance as to the timing, magnitude and predictability of revenues to which we might be entitled.
Cost of products and services revenues
Cost of products and services revenues includes primarily labor and related costs, drugs and supplies used primarily in the embryo transfer and in vitro fertilization processes, livestock and feed used in production, and facility charges, including rent and depreciation.  Fluctuations in the price of livestock and feed have not had a significant impact on our operating margins and no derivative financial instruments are used to mitigate the price risk.
Research and development expenses
We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:

•	salaries and benefits, including stock-based compensation expense, for personnel in research and development functions;

•	fees paid to consultants and contract research organizations who perform research on our behalf and under our direction;

•	costs related to laboratory supplies used in our research and development efforts;

•	depreciation of leasehold improvements and laboratory equipment;

•	amortization of patents and related technologies acquired in mergers and acquisitions; and

•	rent and utility costs for our research and development facilities.
We have no individually significant research and development projects and our research and development expenses primarily relate to either the costs incurred to expand or otherwise improve our multiple platform technologies or the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators. Research and development expenses typically do not include significant development, including pre-clinical or clinical development, activities since they are the responsibility of our collaborators. Research and development expenses incurred for programs we support pursuant to an ECC agreement are typically reimbursed by the collaborator at cost and all other research and development programs may be terminated or otherwise deferred at our discretion. The amount of our research and development expenses may be impacted by, among other things, the number of ECCs and the number and size of programs we may support on behalf of an ECC.
The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies or the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators for the years ended December 31, 2014, 2013, and 2012. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies or specific applications of our technologies in support of current or prospective collaborators.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Expansion or improvement of our platform technologies	$13,858	$16,327	$35,075
Specific applications of our technologies in support of current and prospective collaborators	26,643	21,688	17,078
Other	18,482	10,128	11,881
Total research and development expenses	$58,983	$48,143	$64,034
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
We expect that our selling, general and administrative expenses will increase as we continue to operate as a public company. We believe that these increases will likely include costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants, including costs to comply with corporate governance, internal controls and similar requirements applicable to public companies. Selling, general and administrative expenses may also increase as a result of ongoing operations which we might assume through mergers and acquisitions.
Other income (expense), net
We hold equity securities received and/or purchased from certain collaborators. Other than investments accounted for using the equity method discussed below, we elected the fair value option to account for our equity securities held in these collaborators. These equity securities are recorded at fair value at each reporting date. Unrealized appreciation (depreciation) resulting from fair value adjustments are reported as other income (expense) in the consolidated statements of operations. As such, we bear the risk that fluctuations in the securities’ share prices may significantly impact our results of operations.
Interest income consists of interest earned on our cash and cash equivalents and short-term and long-term investments.
Interest expense pertains to deferred consideration payable to the former members of Trans Ova and long term debt.
On March 15, 2013, we recorded a gain on our previously held equity investment in AquaBounty which represented the adjustment to fair value of the pro rata share of our original investment.
Equity in net income (loss) of affiliate
Equity in net income or loss of affiliates is our pro-rata share of our equity method investments’ operating results, adjusted for accretion of basis difference. Through March 15, 2013, we accounted for our investment in AquaBounty using the equity method of accounting since we had the ability to exercise significant influence, but not control, over the operating activities of AquaBounty. On March 15, 2013, we acquired additional ownership interests in AquaBounty which resulted in us gaining control over AquaBounty, thereby requiring consolidation effective on that date. We account for investments in Intrexon Energy Partners, S & I Ophthalmic and OvaXon using the equity method of accounting since we have the ability to exercise significant influence, but not control, over the operating activities of these joint ventures.

Results of operations
Comparison of the year ended December 31, 2014 to the year ended December 31, 2013
The following table summarizes our results of operations for the years ended December 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar Change	Percent Change
	2014	2013
	(In thousands)
Revenues:
Collaboration revenues	$45,212	$23,525	$21,687	92.2%
Product revenues	11,481	164	11,317	6,900.6%
Service revenues	14,761	—	14,761	N/A
Other revenues	476	71	405	570.4%
Total revenues	71,930	23,760	48,170	202.7%
Operating expenses:
Cost of products	11,035	22	11,013	50,059.1%
Cost of services	8,225	—	8,225	N/A
Research and development	58,983	48,143	10,840	22.5%
Selling, general and administrative	63,649	33,618	30,031	89.3%
Total operating expenses	141,892	81,783	60,109	73.5%
Operating loss	(69,962)	(58,023)	(11,939)	20.6%
Total other income (expense), net	(10,497)	17,721	(28,218)	(159.2)%
Equity in loss of affiliates	(5,260)	(606)	(4,654)	768.0%
Loss before income taxes	(85,719)	(40,908)	(44,811)	109.5%
Income tax benefit	103	—	103	N/A
Net loss	(85,616)	(40,908)	(44,708)	109.3%
Net loss attributable to noncontrolling interests	3,794	1,928	1,866	96.8%
Net loss attributable to Intrexon	$(81,822)	$(38,980)	$(42,842)	109.9%

Collaboration Revenues
The following table shows the collaboration revenue recognized for upfront and milestone payments received from our collaborators and reimbursements for research and development services provided to our collaborators for the years ended December 31, 2014 and 2013, together with the changes in those items:

	Upfront and Milestone Payments			Research and Development Services			Total
	Year Ended December 31,		Dollar change	Year Ended December 31,		Dollar change	Year Ended December 31,		Dollar change
	2014	2013		2014	2013		2014	2013
	(In thousands)
ZIOPHARM Oncology, Inc.	$2,577	$2,577	$—	$12,044	$7,818	$4,226	$14,621	$10,395	$4,226
Synthetic Biologics, Inc.	651	2,187	(1,536)	273	1,048	(775)	924	3,235	(2,311)
Oragenics, Inc.	1,045	673	372	598	1,517	(919)	1,643	2,190	(547)
Fibrocell Science, Inc.	1,794	970	824	4,398	3,736	662	6,192	4,706	1,486
Genopaver, LLC	273	204	69	1,510	935	575	1,783	1,139	644
S & I Ophthalmic, LLC	—	—	—	2,832	417	2,415	2,832	417	2,415
OvaXon, LLC	—	—	—	2,799	—	2,799	2,799	—	2,799
Intrexon Energy Partners, LLC	1,875	—	1,875	4,227	—	4,227	6,102	—	6,102
Other	1,410	333	1,077	6,906	1,110	5,796	8,316	1,443	6,873
Total	$9,625	$6,944	$2,681	$35,587	$16,581	$19,006	$45,212	$23,525	$21,687
Collaboration revenues increased $21.7 million due to (i) the recognition of deferred revenue for upfront payments received from collaborations or expansions thereof signed by us in 2014, including Intrexon Energy Partners, a joint venture in which we own 50 percent, (ii) the recognition of research and development services performed by us pursuant to these new collaborations, and (iii) increased research and development services performed by us for collaborations in effect prior to 2014 as a result of the progression of current programs and initiation of new programs with the collaborations, including ZIOPHARM Oncology, Inc., or ZIOPHARM, and our joint ventures with S & I Ophthalmic and OvaXon.
Product and service revenues and cost of products and services
Product revenue includes $10.3 million from the sale of pregnant cows, live calves and livestock used in production. Service revenue totaling $11.7 million relates to the provision of in vitro fertilization and embryo transfer services performed. Cost of products and services were $18.9 million which primarily consist of employee compensation costs, livestock, feed, drug supplies and facility charges related to the production of such products and services.
Research and development expenses
Research and development expenses were $59.0 million for the year ended December 31, 2014 compared to $48.1 million for the year ended December 31, 2013, an increase of $10.9 million, or 22.5 percent. Salaries, benefits and other personnel costs increased $6.5 million due primarily to (i) increases in research and development headcount to support the new collaborations discussed above, (ii) stock-based compensation expenses for stock options granted to research and development employees in March 2014, and (iii) the inclusion of a full year of compensation costs for AquaBounty employees in 2014 compared to approximately nine and one-half months in 2013. Lab supplies and consultants expenses increased $4.0 million as a result of the increased level of research and development services provided to our collaborators. Depreciation and amortization increased $1.1 million as a result of equipment purchased to support the increase in collaborations and the amortization of intangibles arising from the acquisition of Trans Ova. These increases were partially offset by a $1.2 million decrease in third party maintenance fees related to the termination of an exclusive licensing agreement in May 2014.

Selling, general and administrative expenses
Selling, general and administrative expenses were $63.6 million for the year ended December 31, 2014 compared to $33.6 million for the year ended December 31, 2013, an increase of $30.0 million or 89.3 percent. Salaries, benefits and other personnel costs increased $20.0 million due to (i) our hiring additional employees needed to operate as a public company, (ii) the inclusion of Trans Ova employees since the date of acquisition, (iii) stock-based compensation expenses for stock options granted to general and administrative employees in March 2014, and (iv) the inclusion of a full year of costs for AquaBounty employees in 2014 compared to nine and one-half months in 2013. Stock-based compensation expenses for options granted to our non-employee directors increased $1.9 million due to changes in our director compensation plan which we adopted in conjunction with our transition to a public company. Legal and professional expenses increased $4.4 million primarily due to costs associated with merger and acquisition and other business development activities, the formation of our joint venture with Intrexon Energy Partners, and legal costs incurred by AquaBounty and Trans Ova.
Total other income (expense), net
Total other income (expense), net, is primarily comprised of unrealized appreciation (depreciation) in fair value of equity securities which was $(10.5) million for the year ended December 31, 2014 compared to $10.4 million for the year ended December 31, 2013. The unrealized appreciation (depreciation) is the result of market change for the equity securities we hold in certain of our collaborators. Total other income (expense), net, for the year ended December 31, 2013 includes a $7.4 million gain on our previously held equity interest in AquaBounty triggered by the requirement to consolidate AquaBounty as of March 15, 2013.
Equity in net loss of affiliates
Equity in net loss of affiliates for the years ended December 31, 2014 and 2013 includes our pro-rata share of the net losses of our investments we account for by the equity method of accounting. The $4.7 million increase in net loss of affiliates is due to (i) a full year of net losses at S & I Ophthalmic in 2014 compared to three months in 2013, (ii) net losses incurred by OvaXon after commencing significant activities in January 2014, and (iii) net losses incurred after the formation of Intrexon Energy Partners in March 2014.
Comparison of the year ended December 31, 2013 and the year ended December 31, 2012
The following table summarizes our results of operations for the years ended December 31, 2013 and 2012, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar Change	Percent Change
	2013	2012
	(In thousands)
Revenues:
Collaboration revenues	$23,525	$13,706	$9,819	71.6%
Product revenues	164	—	164	N/A
Other revenues	71	68	3	4.4%
Total revenues	23,760	13,774	9,986	72.5%
Operating expenses:
Cost of products	22	—	22	N/A
Research and development	48,143	64,034	(15,891)	(24.8)%
Selling, general and administrative	33,618	24,897	8,721	35.0%
Total operating expenses	81,783	88,931	(7,170)	(8.0)%
Operating loss	(58,023)	(75,157)	17,134	(22.8)%
Total other income (expense), net	17,721	(6,443)	24,164	(375.0)%
Equity in loss of affiliates	(606)	(274)	(332)	121.2%
Net loss	(40,908)	(81,874)	40,966	(50.0)%
Net loss attributable to noncontrolling interest	1,928	—	1,928	N/A
Net loss attributable to Intrexon	$(38,980)	$(81,874)	$42,894	(52.4)%

Collaboration revenues
The following table shows the collaboration revenue recognized for upfront and milestone payments received from our collaborators and reimbursements received for research and development services provided to our collaborators for the years ended December 31, 2013 and 2012, together with the changes in those items:

	Upfront and Milestone Payments			Research and Development Services			Total
	Year Ended December 31,		Dollar change	Year Ended December 31,		Dollar change	Year Ended December 31,		Dollar change
	2013	2012		2013	2012		2013	2012
	(In thousands)
ZIOPHARM Oncology, Inc.	$2,577	$5,068	$(2,491)	$7,818	$6,333	$1,485	$10,395	$11,401	$(1,006)
Synthetic Biologics, Inc.	2,187	293	1,894	1,048	327	721	3,235	620	2,615
Oragenics, Inc.	673	320	353	1,517	516	1,001	2,190	836	1,354
Fibrocell Science, Inc.	970	158	812	3,736	61	3,675	4,706	219	4,487
Genopaver, LLC	204	—	204	935	—	935	1,139	—	1,139
S & I Ophthalmic, LLC	—	—	—	417	—	417	417	—	417
Other	333	12	321	1,110	618	492	1,443	630	813
Total	$6,944	$5,851	$1,093	$16,581	$7,855	$8,726	$23,525	$13,706	$9,819
Collaboration revenues increased $9.8 million due to (i) the recognition of deferred revenue for upfront payments received from collaborations or expansions thereof signed by us in 2013, including Genopaver, LLC, and Fibrocell Science, Inc., (ii) the recognition of $1.5 million of deferred revenue due to the termination of our first ECC with Synthetic Biologics, Inc. in April 2013, (iii) the recognition of research and development services performed by us pursuant to the new collaborations in 2013, and (iv) increased research and development services performed by us for collaborations in effect prior to 2013 as a result of the progression of current programs and initiation of new programs with the collaborations, including ZIOPHARM and Oragenics, Inc.
Research and development expenses
Research and development expenses were $48.1 million for the year ended December 31, 2013 compared to $64.0 million for the year ended December 31, 2012, a decrease of $15.9 million, or 24.8 percent. Salaries, benefits and other personnel costs decreased $7.9 million due primarily to a decrease in the number of employees in 2013 compared to 2012. Throughout 2012 and the first half of 2013, we eliminated certain positions due to improvements in our production processes as well as our reliance on additional automation. We also transitioned from a primary emphasis on building our parts inventory and other platforms towards applying such platforms towards specific applications for the benefit of our current and prospective collaborators. We also consolidated and centralized certain research and development functions to eliminate redundancies. Expenses related to consultants and third party contract research organizations decreased $0.8 million due to our efforts to reduce the level of research and development performed by third parties and, where practical, perform this research and development internally. Lab supply expenses decreased $4.8 million as a result of supplies used in DNA manufacturing decreasing $3.8 million in 2013 due to our transition from building our parts inventory towards applying our technologies for the benefit of current and prospective collaborators. The remaining decrease in lab supplies is the result of centralizing certain research and development functions.
Selling, general and administrative expenses
Selling, general and administrative expenses increased $8.7 million to $33.6 million for the year ended December 31, 2013 compared to $24.9 million for the year ended December 31, 2012. The $8.7 million increase is primarily the result of an increase in salaries, benefits and other personnel expenses of $4.7 million to $17.9 million in 2013 from $13.2 million in 2012. This increase is primarily the result of our hiring of additional employees as we prepared to become a public company, increased performance bonuses due to, among other items, the successful completion of our IPO and for the cost of AquaBounty employees after we began consolidating AquaBounty on March 15, 2013. Legal and professional expenses increased $2.4 million in 2013 compared to 2012 due to costs associated with becoming a public company and merger and acquisitions activity, including the formation of two joint ventures. The remaining increase in selling, general and administrative expenses in 2013 is the result of additional costs for accounting and auditing fees, directors and officers insurance, exchange listing fees, and other costs that are directly related to being a public company.
Total other income (expense), net
Total other income (expense), net, is primarily comprised of unrealized appreciation (depreciation) in fair value of equity securities which was $10.4 million for the year ended December 31, 2013 compared to $(6.3) million for the year ended December 31, 2012. The unrealized appreciation (depreciation) is the result of market change for the equity securities we hold in certain of our collaborators. Total other income (expense), net, for the year ended December 31, 2013 includes a $7.4 million gain on our previously held equity interest in AquaBounty triggered by the requirement to consolidate AquaBounty as of March 15, 2013.
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
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception in 1998 and as of December 31, 2014, we had an accumulated deficit of $458.2 million. From our inception through December 31, 2014, we have funded our operations principally with the proceeds received from the sale of $509.5 million of our preferred stock and net proceeds from our IPO of $168.3 million. As of December 31, 2014, we had cash and cash equivalents of $27.5 million and short-term and long-term investments of $115.6 million. On January 27, 2015, we closed a public offering of 4,312,500 shares of our common stock for total gross proceeds of approximately $116.4 million, before deducting underwriting discounts, commissions and expenses. Cash in excess of immediate requirements is invested primarily in money market funds, certificates of deposits, U.S. government debt securities and commercial paper in order to maintain liquidity and preserve capital.
We also generate cash receipts from technology access fees, reimbursement of research and development services performed by us and sales of products and services.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$(19,858)	$(53,683)	$(61,529)
Investing activities	(26,029)	(223,663)	(23,636)
Financing activities	24,004	316,451	75,940
Effect of exchange rate changes on cash and cash equivalents	(160)	1	—
Net increase (decrease) in cash and cash equivalents	$(22,043)	$39,106	$(9,225)
Cash flows from operating activities:
Net cash used in operating activities was $19.9 million during the year ended December 31, 2014 and resulted from our $85.6 million net loss, which, after deduction of noncash items of (i) $10.5 million of unrealized depreciation on our equity securities, (ii) $21.8 million of stock-based compensation expense and (iii) $10.4 million of depreciation and amortization expense was $42.9 million. This amount was partially offset by the receipt of a $25.0 million technology access fee from our ECC with Intrexon Energy Partners. Net cash used in operating activities of $53.7 million during the year ended December 31, 2013 resulted from our $40.9 million net loss and noncash items which primarily included (i) our unrealized appreciation on equity securities of $10.4 million and (ii) our $7.4 million gain on our previously held equity interest in AquaBounty. Net cash used in operating activities of $61.5 million during the year ended December 31, 2012 resulted from our $81.9 million net loss, unrealized depreciation on equity securities of $6.3 million and the receipt of $12.5 million from two of our collaborators for a prepayment of research and development services.
Cash flows from investing activities:
Net cash used in investing activities was $26.0 million for the year ended December 31, 2014. During 2014, we received net proceeds from the maturity and sale of short-term and long-term investments of $71.6 million. These net proceeds were offset by net cash outflows of $67.6 million for the acquisitions of Trans Ova and Medistem, the purchase of $19.5 million common stock from one of our collaborators and $6.4 million in purchases of property, plant and equipment. Net cash used in investing activities was $223.7 million for the year ended December 31, 2013. During 2013, we invested cash received from our Series F financing and our IPO to purchase $234.0 million of U.S. government debt securities, commercial paper and certificates of deposit and used $28.7 million to purchase shares of common stock of certain of our collaborative partners. These cash outflows were offset by $45.0 million received upon the maturation of short-term investments in 2013. Net cash used in investing activities was $23.6 million for the year ended December 31, 2012. During 2012, we paid $10.0 million to purchase shares of common stock of one of our collaborative partners and we used $7.5 million for property and equipment purchases primarily to expand certain of our lab facilities.
Cash flows from financing activities:
Net cash provided by financing activities was $24.0 million for the year ended December 31, 2014. During 2014, we received $25.0 million of proceeds from the private placement of our common stock which closed on March 27, 2014 and $1.5 million of proceeds from stock option exercises. These cash inflows were offset by $1.8 million of net payments on lines of credit used by Trans Ova. Net cash provided by financing activities was $316.5 million for the year ended December 31, 2013. During 2013, we received $146.9 million of net proceeds from the sale of our Series F Preferred Stock and $168.8 million of net proceeds from our IPO. Net cash provided by financing activities was $75.9 million for the year ended December 31, 2012. During 2012, we received $75.5 million of net proceeds from the sale of our Series E Redeemable Convertible Preferred Stock.
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
We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of upfront, milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	our ability to maintain or improve the volume and pricing of our current product and service offerings and to develop new offerings, including those which may incorporate new technologies;

•	the timing, receipt and amount of funding under future government contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the timing of regulatory approval of AquaBounty products;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	strategic mergers and acquisitions, including both the upfront acquisition cost as well as the cost to integrate, maintain, and expand the strategic target;

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes; and

•	the timing and extent of our obligation to participate in up to $6.4 million in equity financings of ZIOPHARM.
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
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments at December 31, 2014 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$16,094	$4,177	$6,857	$2,630	$2,430
Deferred consideration	20,485	7,064	13,421	—	—
Long term debt	8,443	1,675	1,257	696	4,815
ZIOPHARM equity purchase	12,600	12,600	—	—	—
Total	$57,622	$25,516	$21,535	$3,326	$7,245
In addition to the obligations in the table above, as of December 31, 2014 we also have the following significant contractual obligations described below.
In conjunction with our ECC with ZIOPHARM in 2011, we agreed to purchase up to $50.0 million of ZIOPHARM common stock in conjunction with securities offerings that may be conducted by ZIOPHARM in the future, subject to certain conditions and limitations. The remaining obligation on this purchase commitment was approximately $19.0 million at December 31, 2014. On February 9, 2015, we purchased $12.6 million of ZIOPHARM common stock in a securities offering reducing the remaining obligation on this purchase commitment to approximately $6.4 million. The February 2015 purchase has been included in the table above; however the remaining $6.4 million obligation is not included in the table above due to the fact that the timing of such securities purchases cannot be predicted.
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

The remaining balance of this prepayment is $1.0 million at December 31, 2014 and is not included in the table above due to the uncertainty of the timing of the performance of these services by us and the unlikely termination of the ECC by either party.
We are also party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products which incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. At December 31, 2014, we had research and development commitments with third parties totaling $4.5 million of which $2.2 million had not yet been incurred.
In January 2009, AquaBounty was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. The total amount available under the award is USD$2.5 million, which AquaBounty can claim over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to regulatory approval, the timing of repayment is uncertain. As of the acquisition date, AquaBounty had claimed $2.0 million of the available funds and this amount was recorded on our audited consolidated balance sheet at its acquisition date fair value of $1.1 million. The Company accretes the difference of $0.9 million between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date and through December 31, 2014, AquaBounty has made subsequent draws of $0.8 million resulting in total long-term debt of $1.9 million as of December 31, 2014. This amount is not included in the table above due to the uncertainty of the timing of repayment.
In conjunction with the formation of S & I Ophthalmic in September 2013, we committed to making future capital contributions to the joint venture, subject to certain conditions and limitations, in order to comply with the obligations of the joint venture. In cases in which the board of managers of the joint venture determines that additional capital contributions are necessary, we have committed to making additional capital contributions subject to certain limitations. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
In conjunction with the formation of OvaXon in December 2013, we may make future capital contributions to the joint venture. In cases in which the board of the joint venture determines that additional capital contributions are necessary, we have the option of making additional capital contributions subject to certain limitations. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
In conjunction with the formation of Intrexon Energy Partners in March 2014, we committed to making future capital contributions to the joint venture in the amount of $25.0 million at the request of the board of managers of Intrexon Energy Partners and subject to certain conditions and limitations. As of December 31, 2014, the Company's remaining commitment was $23.6 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
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
Net operating losses
As of December 31, 2014, we had net operating loss carryforwards of approximately $254.5 million for U.S. federal income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of $6.8 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022. Our direct foreign subsidiary has foreign loss carryforwards of approximately $11.8 million, all of which do not expire.
Our past issuances of stock and mergers and acquisitions have resulted in ownership changes within the meaning of Section 382. As a result, the utilization of portions of our net operating losses may be subject to annual limitations. As of December 31, 2014, approximately $16.4 million of our net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1.5 million. As of December 31, 2014, approximately $19.1 million of net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
We do not file a consolidated income tax return with AquaBounty and BioPop. As of December 31, 2014, AquaBounty had loss carryforwards for federal and foreign income tax purposes of approximately $12.5 million and $4.6 million, respectively, available to offset future taxable income and foreign research and development credits of $2.6 million, prior to consideration of annual limitations that may be imposed under Section 382 or analogous foreign provisions. These carryforwards will begin to expire in 2018. As a result of our ownership in AquaBounty passing 50 percent in 2013, an annual Section 382 limitation of approximately $0.9 million per year will apply to losses and credits carried forward by AquaBounty from prior years, which are also subject to Section 382 limitations. As of December 31, 2014, BioPop had an insignificant amount of loss carryforwards for federal income tax purposes available to offset future taxable income.
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
Our ECCs typically provide for milestone payments upon achievement of specified development, regulatory and commercial activities. We apply the provisions of ASU No. 2010-17, Revenue Recognition — Milestone Method, or the Milestone Method. Under the Milestone Method, we recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria:

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
We recognized $45.2 million, $23.5 million and $13.7 million of collaboration revenues in the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, we have $107.2 million and $72.2 million, respectively, of deferred revenue related to our receipt of upfront and milestone payments.
We also generate revenue through sales of advanced reproductive technologies, including bovine embryos derived from our embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock used in production. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) services have been rendered or delivery has occurred such that risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collection from the customer is reasonably assured. We recognized $25.9 million of these product and services revenues for the year ended December 31, 2014.
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
We hold equity securities received and/or purchased from certain collaborators. For each collaborator where we own equity securities, we make an accounting policy election to present them either (i) at the fair value at the end of each reporting period or (ii) using the cost or equity method depending on our level of influence. Other than investments accounted for using the equity method, we have elected to account for certain of these equity securities in publicly held collaborators using the fair value option. These equity securities in publicly held collaborators are recorded at fair value at each reporting date and are subject to market price volatility. Unrealized gains and losses resulting from fair value adjustments are reported as other income

(expense) in the consolidated statement of operations. The fair value of these equity securities in publicly held collaborators is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these collaborators. As of December 31, 2014 and 2013, our equity securities received from collaborators are valued at $164.9 million and $141.5 million, respectively.
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
We account for investments in which we have the ability to exercise significant influence over, but not control, the operating activities of the investee using the equity method or election of the fair value option. If the fair value option is elected, the investment is accounted for as described for equity securities above. Under the equity method, we include our pro-rata share of the investee’s operating results, adjusted for accretion of basis difference, in our consolidated statement of operations with the corresponding increase or decrease applied to the carrying value of the investment. Through March 15, 2013, we accounted for our investment in AquaBounty using the equity method of accounting. On March 15, 2013, we acquired additional ownership interests in AquaBounty which resulted in us gaining control over AquaBounty, thereby requiring consolidation effective on that date. We account for our investments in S & I Ophthalmic, OvaXon and Intrexon Energy Partners using the equity method of accounting.
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
Consolidation of variable interest entities
We identify entities as variable interest entities, or VIEs, either: (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest. We perform an initial and on-going evaluation of the entities with which we have variable interests to determine if any of these entities are VIEs. If an entity is identified as a VIE, we perform an assessment to determine whether we have both: (i) the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If we have both these criterion, we are identified as the primary beneficiary of the VIE. As of December 31, 2014, four of our collaborators, Genopaver, LLC, Intrexon Energy Partners, OvaXon and Persea Bio, LLC, were identified as VIEs. We are not the primary beneficiary of these entities as we do not have the power to direct the activities that most significantly impact the economic performance of the VIEs. As of December 31, 2013, one of our collaborators, Genopaver, LLC, was identified as a VIE. We were not the primary beneficiary of this entity as we did not have the power to direct the activities that most significantly impact the economic performance of the VIE.
Valuation of goodwill and long-lived assets
We evaluate long-lived assets, which include property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.
Goodwill and indefinite-lived intangible assets, which include in-process research and development, are tested for impairment annually, or more frequently if events or circumstances between annual tests indicate that the assets may be impaired. Impairment losses on goodwill and indefinite-lived intangible assets are recognized based solely on a comparison of their fair value to carrying value, without consideration of any recoverability test. We monitor the progression of our in-process research and development, as the likelihood of success is contingent upon regulatory approval.

Stock-based compensation
We record the fair value of stock options issued to employees and non-employees as of the grant date as stock-based compensation expense. Stock-based compensation expense for employees and non-employees is recognized over the requisite service period, which is typically the vesting period. We recorded stock-based compensation expense of $21.8 million, $2.9 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. We utilize the Black-Scholes option-pricing model to estimate the grant-date fair value of all stock options. The Black-Scholes option-pricing model requires the use of weighted average assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Because we do not have sufficient history to estimate the expected volatility of our common stock price, expected volatility is based on the average volatility of peer public entities that are similar in size and industry. We estimate the expected term of all stock options based on previous history of exercises. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield is 0 percent as we have not declared any common stock dividends to date and do not expect to declare common stock dividends in the near future. Prior to our IPO, the fair value of the underlying common stock at the date of grant was determined based on a valuation of our common stock. Subsequent to our IPO, the fair value of the underlying common stock is determined based on the quoted market price of our common stock on the NYSE. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed and adjusted at least annually. The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2014, 2013 and 2012 are set forth below:

	Year Ended December 31,
	2014	2013	2012
Valuation Assumptions
Expected dividend yield	0%	0%	0%
Expected volatility	62%—64%	73%—75%	71%—76%
Expected term (years)	6.25	6.25	6.00
Risk-free interest rate	1.82%—2.14%	0.96%—1.86%	0.80%—1.10%
We had 8,323,544 options outstanding as of December 31, 2014 of which 1,448,434 were exercisable. We had 2,840,648 options outstanding as of December 31, 2013 of which 1,227,563 were exercisable. Total unrecognized stock-based compensation expense related to non-vested awards at December 31, 2014 and December 31, 2013 was $62.3 million and $9.6 million, respectively, and is expected to be recognized over a weighted-average period of approximately three years. The weighted average grant date fair value for options granted in 2014 and 2013 was $16.40 and $12.91, respectively.
Inventory
The Company has livestock inventory which primarily includes adult female cows which are used in certain production processes and are recorded at acquisition cost using the first-in, first-out method or at market, whichever is lower.  Work-in-process inventory includes allocations of production costs and facility costs on gestating livestock and are recorded at the lower of cost or market.  Significant declines in the price of cows could result in unfavorable adjustments to inventory balances. As of December 31, 2014, total inventory is $25.8 million.
Recent accounting pronouncements
See Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business, which is incorporated herein by reference.
Emerging growth company status
Based on the market value of our common stock held by non-affiliates as of June 30, 2014, we ceased to be an emerging growth company as of December 31, 2014. Accordingly, we are no longer be able to take advantage of exemptions from various reporting requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The following sections provide quantitative information on our exposure to interest rate risk, stock price risk, and foreign currency exchange risk. We make use of sensitivity analyses which are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $143.1 million and $238.1 million at December 31, 2014 and 2013, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities, commercial paper and certificates of deposit. The primary objective of our investment activities is to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities, commercial paper and certificates of deposit which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Investments in publicly traded companies
We have common stock investments in several publicly traded companies that are subject to market price volatility. We have adopted the fair value method of accounting for these investments, except for our investment in AquaBounty as further described below, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income (expense), net for the period. As of December 31, 2014 and December 31, 2013 the original aggregate cost basis of these investments was $173.9 million and $140.0 million, respectively, and the market value was $164.9 million and $141.5 million, respectively. The fair value of these investments is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these companies. The fair value of these investments as of December 31, 2014 would be approximately $181.4 million and $131.9 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2013 would be approximately $155.7 million and $113.2 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
In November 2012, we acquired 47.56 percent of the outstanding common stock of AquaBounty and we accounted for this investment under the equity method of accounting for the period from acquisition date through March 15, 2013. On March 15, 2013, we acquired 18,714,814 additional shares of AquaBounty common stock for $4.9 million, thereby increasing our aggregate ownership to 53.82 percent upon closing. Accordingly, effective upon closing of the acquisition of the additional shares, we consolidated the assets and operating results of AquaBounty in our consolidated financial statements. On March 20, 2014, we acquired 19,040,366 additional shares of AquaBounty common stock for $10.0 million, thereby increasing our aggregate ownership to 59.85 percent upon closing. The common stock of AquaBounty is traded on the London Stock Exchange and the fair value of our investment in AquaBounty at December 31, 2014 and December 31, 2013 was $22.8 million and $55.0 million, respectively. The fair value of our investment in AquaBounty as of December 31, 2014 would be approximately $25.1 million and $18.2 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2013 would be approximately $60.5 million and $44.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty.
Foreign currency exchange risk
Because the common stock of AquaBounty is traded on the London Stock Exchange, the fair value of our holdings is subject to fluctuations in foreign currency rates. In addition, some of our subsidiaries' assets and current expenses are denominated in foreign currencies. We do not hedge our foreign currency exchange rate risk. The effect of a hypothetical 10 percent change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data
The information required by this Item 8 is contained on pages F-1 through F-43 of this annual report on Form 10-K and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
    (i)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
    (ii)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
    (iii)    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Management’s assessment of the Company's internal control over financial reporting as of December 31, 2014 excludes Trans Ova Genetics, L.C. (Trans Ova), which was acquired by the Company in a purchase business combination on August 8, 2014. Trans Ova had total assets of $63.3 million and total revenues of $26.4 million which are included in our consolidated financial statements as of and for the year ended December 31, 2014.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report, which is included in Part II Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
On February 23, 2015, we accepted all offers to tender the outstanding equity interests of our majority-owned subsidiary, Exemplar. In connection with the acquisition of all of the remaining equity interests in Exemplar from Exemplar members, we issued 307,074 shares of common stock (the “Exemplar Shares”) to certain members of Exemplar.
The Exemplar Shares were offered and sold in a private placement without registration under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of certain states, in reliance on the exemptions provided by Rule 506 of Regulation D (“Regulation D”) promulgated under the Securities Act relating to sales by an issuer not involving any public offering and in reliance on similar exemptions under applicable state laws. Each member of Exemplar receiving Exemplar Shares in the transaction represented to us that it is an “accredited investor” as such term is defined under the Securities Act and that such person acquired the securities for its own account and not with a view to resale or distribution in violation of the Securities Act. The Exemplar Shares were not offered or sold by any form of general solicitation or general advertising (as such terms are used in Rule 502 under Regulation D).
On February 27, 2015, we entered into a definitive agreement (the “Agreement”) and related plan of arrangement (the “Arrangement”) to acquire 100 percent of Okanagan Specialty Fruits Inc. for cash and approximately $31.0 million in common stock (the “OSF Shares”), calculated as of the closing of the transaction using a volume-weighted average of the closing price of our common stock for the 30 days preceding closing.
The OSF Shares to be issued in connection with the Arrangement are expected to be issued in reliance upon an exemption from registration under federal securities laws provided by Section 3(a)(10) of the Securities Act for the issuance and exchange of securities approved after a public hearing on the fairness of the terms and conditions of the exchange by a court of competent jurisdiction at which all persons to whom the securities will be issued have the right to appear. The Arrangement will be subject to approval by the Supreme Court of British Columbia (the “Court”). We anticipate that, if the Arrangement becomes effective under the terms and conditions set forth in the Agreement (including receipt of the final order from the Court) the OSF Shares to be issued pursuant to the Agreement will be exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014. The information regarding executive officers is included in this report following Item 4 under the caption “Item 4A. Executive Officers of the Registrant” and incorporated herein by reference.
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
The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.
PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)
The following consolidated financial statements of Intrexon Corporation and its subsidiaries, and the independent registered public accounting firm reports thereon, are included in Part II, Item 8 of this Annual Report on Form 10-K:

1.	Financial Statements.
Consolidated Financial Statements of Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013, and 2012
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014, 2013, and 2012
Consolidated Statements of Shareholders’ and Total Equity (Deficit) for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012
Notes to Consolidated Financial Statements for the Years Ended December 31, 2014, 2013, and 2012
Financial Statements of ZIOPHARM Oncology, Inc.
Report of McGladrey LLP, Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2014 and 2013
Statements of Operations for the Years Ended December 31, 2014, 2013, and 2012
Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013, and 2012
Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012
Notes to Financial Statements for the Years Ended December 31, 2014, 2013, and 2012

2.	Financial Statement Schedules.
All financial statement schedules have been omitted because either the required information is not applicable or the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

3.	Exhibits.
The exhibits are listed in the Exhibit Index to this Annual Report.

(b)	Exhibits
The response to this portion of Item 15 is submitted as a separate section to this Annual Report. See Exhibit Index.

(c)	Financial Statement Schedules
The response to Item 15(a)2 is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 2, 2015

INTREXON CORPORATION

By:	/S/ RANDAL J. KIRK
Randal J. Kirk Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RANDAL J. KIRK	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	3/2/2015
Randal J. Kirk

/S/ RICK L. STERLING	Chief Financial Officer (Principal Accounting and Financial Officer)	3/2/2015
Rick L. Sterling

/S/ CESAR L. ALVAREZ	Director	3/2/2015
Cesar L. Alvarez

/S/ STEVEN FRANK	Director	3/2/2015
Steven Frank

/S/ LARRY D. HORNER	Director	3/2/2015
Larry D. Horner

/S/ JEFFREY B. KINDLER	Director	3/2/2015
Jeffrey B. Kindler

/S/ DEAN J. MITCHELL	Director	3/2/2015
Dean J. Mitchell

/S/ ROBERT B. SHAPIRO	Director	3/2/2015
Robert B. Shapiro

/S/ JAMES S. TURLEY	Director	3/2/2015
James S. Turley

Intrexon Corporation and Subsidiaries
Consolidated Financial Statements
December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Intrexon Corporation
In our opinion, the consolidated financial statements of Intrexon Corporation listed in the accompanying index present fairly, in all material respects, the financial position of Intrexon Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management's Annual Report on Internal Control Over Financial Reporting, management has excluded Trans Ova Genetics, L.C. (Trans Ova) from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded Trans Ova from our audit of internal control over financial reporting. Trans Ova is a wholly-owned subsidiary whose total assets and total revenues represent $63.3 million and $26.4 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 2, 2015

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2014 and 2013

(Amounts in thousands, except share and per share data)	2014	2013
Assets
Current assets
Cash and cash equivalents	$27,466	$49,509
Short-term investments	88,495	127,980
Receivables
Trade, net	14,582	790
Related parties	12,622	5,285
Note	1,501	—
Other	559	1,282
Inventory	25,789	—
Prepaid expenses and other	3,759	2,710
Total current assets	174,773	187,556
Long-term investments	27,113	60,581
Equity securities	164,889	141,525
Property, plant and equipment, net	38,000	16,629
Intangible assets, net	65,947	41,956
Goodwill	101,059	13,823
Investments in affiliates	3,220	6,284
Other assets	1,271	1,118
Total assets	$576,272	$469,472
Liabilities and Total Equity
Current liabilities
Accounts payable	$6,267	$1,057
Accrued compensation and benefits	7,736	5,157
Other accrued liabilities	5,731	4,217
Deferred revenue	16,522	7,793
Lines of credit	2,273	—
Current portion of long term debt	1,675	—
Current portion of deferred consideration	7,064	—
Related party payables	214	1,605
Total current liabilities	47,482	19,829
Long term debt, net of current portion	8,694	1,653
Deferred consideration, net of current portion	13,421	—
Deferred revenue, net of current portion	96,687	65,778
Other long term liabilities	699	869
Total liabilities	166,983	88,129
Commitments and contingencies (Note 16)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of December 31, 2014 and 2013; and 100,557,932 shares and 97,053,712 shares issued and outstanding as of December 31, 2014 and 2013, respectively	—	—
Additional paid-in capital	843,001	743,084
Accumulated deficit	(458,236)	(376,414)
Accumulated other comprehensive income (loss)	(4)	52
Total Intrexon shareholders’ equity	384,761	366,722
Noncontrolling interests	24,528	14,621
Total equity	409,289	381,343
Total liabilities and total equity	$576,272	$469,472
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2014, 2013 and 2012

(Amounts in thousands, except share and per share data)	2014	2013	2012
Revenues
Collaboration revenues	$45,212	$23,525	$13,706
Product revenues	11,481	164	—
Service revenues	14,761	—	—
Other revenues	476	71	68
Total revenues	71,930	23,760	13,774
Operating Expenses
Cost of products	11,035	22	—
Cost of services	8,225	—	—
Research and development	58,983	48,143	64,034
Selling, general and administrative	63,649	33,618	24,897
Total operating expenses	141,892	81,783	88,931
Operating loss	(69,962)	(58,023)	(75,157)
Other Income (Expense)
Unrealized appreciation (depreciation) in fair value of equity securities	(10,469)	10,443	(6,290)
Gain in previously held equity investment	—	7,415	—
Interest expense	(666)	(141)	(57)
Interest income	806	166	5
Other expense, net	(168)	(162)	(101)
Total other income (expense)	(10,497)	17,721	(6,443)
Equity in net loss of affiliates	(5,260)	(606)	(274)
Loss before income taxes	(85,719)	(40,908)	(81,874)
Income tax benefit	103	—	—
Net loss	$(85,616)	$(40,908)	$(81,874)
Net loss attributable to the noncontrolling interests	3,794	1,928	—
Net loss attributable to Intrexon	$(81,822)	$(38,980)	$(81,874)
Accretion of dividends on redeemable convertible preferred stock	—	(18,391)	(21,994)
Net loss attributable to common shareholders	$(81,822)	$(57,371)	$(103,868)
Net loss attributable to common shareholders per share, basic and diluted	$(0.83)	$(1.40)	$(18.77)
Weighted average shares outstanding, basic and diluted	99,170,653	40,951,952	5,533,690
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2014, 2013 and 2012

(Amounts in thousands)	2014	2013	2012
Net loss	$(85,616)	$(40,908)	$(81,874)
Other comprehensive income (loss):
Unrealized gain on investments	21	21	—
Foreign currency translation adjustments	(33)	58	—
Comprehensive loss	(85,628)	(40,829)	(81,874)
Comprehensive loss attributable to the noncontrolling interests	3,750	1,901	—
Comprehensive loss attributable to Intrexon	$(81,878)	$(38,928)	$(81,874)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders’ and Total Equity (Deficit)
Years Ended December 31, 2014, 2013 and 2012

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Intrexon Shareholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount
Balances at December 31, 2011	5,453,893	$—	$—	$—	$(221,259)	$(221,259)	$—	$(221,259)
Stock-based compensation expense	—	—	1,458	—	—	1,458	—	1,458
Exercises of stock options	194,570	—	473	—	—	473	—	473
Contribution of services by shareholder	—	—	1,550	—	—	1,550	—	1,550
Shares issued to nonemployee members of the Board of Directors	13,062	—	93	—	—	93	—	93
Accretion of dividends on redeemable convertible preferred shares	—	—	(3,574)	—	(18,420)	(21,994)	—	(21,994)
Net loss	—	—	—	—	(81,874)	(81,874)	—	(81,874)
Balances at December 31, 2012	5,661,525	—	—	—	(321,553)	(321,553)	—	(321,553)
Shares issued in IPO	11,499,998	—	168,801	—	—	168,801	—	168,801
Stock-based compensation expense	—	—	2,812	—	—	2,812	109	2,921
Exercises of stock options and warrants	176,531	—	410	—	—	410	4	414
Contribution of services by shareholder	—	—	1,550	—	—	1,550	—	1,550
Shares issued to nonemployee members of the Board of Directors	10,595	—	124	—	—	124	—	124
Accretion of dividends on redeemable convertible preferred shares	—	—	(2,510)	—	(15,881)	(18,391)	—	(18,391)
Conversion of redeemable convertible preferred shares, including accrued dividends, to common stock	79,705,130	—	571,898	—	—	571,898	—	571,898
Settlement of fractional shares from reverse stock split	(67)	—	(1)	—	—	(1)	—	(1)
Adjustments for noncontrolling interests	—	—	—	—	—	—	16,409	16,409
Net loss	—	—	—	—	(38,980)	(38,980)	(1,928)	(40,908)
Other comprehensive income	—	—	—	52	—	52	27	79
Balances at December 31, 2013	97,053,712	—	743,084	52	(376,414)	366,722	14,621	381,343
Stock-based compensation expense	—	—	21,692	—	—	21,692	157	21,849
Exercises of stock options and warrants	374,471	—	1,477	—	—	1,477	12	1,489
Contribution of services by shareholder	—	—	1,991	—	—	1,991	—	1,991
Shares issued to nonemployee members of the Board of Directors	16,908	—	486	—	—	486	—	486
Shares issued in private placement, net	972,004	—	25,000	—	—	25,000	—	25,000
Acquisitions	2,140,837	—	51,682	—	—	51,682	—	51,682
Adjustments for noncontrolling interests	—	—	(2,411)	—	—	(2,411)	13,488	11,077
Net loss	—	—	—	—	(81,822)	(81,822)	(3,794)	(85,616)
Other comprehensive income (loss)	—	—	—	(56)	—	(56)	44	(12)
Balances at December 31, 2014	100,557,932	$—	$843,001	$(4)	$(458,236)	$384,761	$24,528	$409,289
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012

(Amounts in thousands)	2014	2013	2012
Cash flows from operating activities
Net loss	$(85,616)	$(40,908)	$(81,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,415	7,205	7,984
Loss on disposal of property, plant and equipment	208	349	101
Unrealized (appreciation) depreciation on equity securities	10,469	(10,443)	6,290
Amortization of discount/premium of investments	1,357	716	—
Collaboration revenue recognized upon achievement of milestone	—	—	(3,591)
Equity in net loss of affiliates	5,260	606	274
Gain on previously held equity investment	—	(7,415)	—
Stock-based compensation expense	21,849	2,921	1,458
Contribution of services by shareholder	1,991	1,550	1,550
Shares issued to nonemployee members of the Board of Directors	486	124	93
Provision for bad debts	565	—	—
Other noncash items	723	(75)	—
Changes in operating assets and liabilities:
Receivables:
Trade	4,332	(644)	(121)
Related parties	(6,117)	(4,967)	(93)
Note	(1)	—	—
Other	15	(542)	1,015
Inventory	(7,313)	—	—
Prepaid expenses and other	(465)	(347)	(413)
Other assets	80	(18)	658
Accounts payable	1,266	(43)	(1,229)
Accrued compensation and benefits	1,587	1,301	2,441
Other accrued liabilities	(586)	1,558	(806)
Deferred revenue	20,934	(4,368)	4,997
Related party payables	(1,137)	6	(180)
Other long term liabilities	(160)	(249)	(83)
Net cash used in operating activities	(19,858)	(53,683)	(61,529)
Cash flows from investing activities
Purchases of investments	(60,478)	(233,979)	(2)
Sales of investments	9,100	—	—
Maturities of investments	122,992	44,996	—
Purchases of equity securities	(19,496)	(28,650)	(10,000)
Acquisitions of businesses, net of cash received	(67,577)	517	—
Investments in affiliates	(2,875)	(5,000)	(6,000)
Purchases of property, plant and equipment	(6,371)	(1,527)	(7,491)
Proceeds from sale of property, plant and equipment	176	480	23
Issuance of notes receivable	(1,500)	(1,000)	(200)
Proceeds from notes receivable	—	500	34
Net cash used in investing activities	(26,029)	(223,663)	(23,636)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011

(Amounts in thousands)	2014	2013	2012
Cash flows from financing activities
Proceeds from issuance of Series E redeemable convertible preferred shares	—	—	75,560
Proceeds from issuance of Series F redeemable convertible preferred shares	—	150,000	—
Proceeds from IPO, net of issuance costs	—	168,801	—
Proceeds from issuance of shares in a private placement	25,000	—	—
Settlement of fractional shares	—	(5)	—
Advances from lines of credit	4,676	—	—
Repayments of advances from lines of credit	(6,494)	—	—
Payments of capital lease obligations	(32)	(51)	(77)
Proceeds from long term debt	268	493	—
Payments of long term debt	(647)	(53)	—
Proceeds from stock option exercises	1,489	414	473
Payment of issuance costs	(256)	(3,148)	(16)
Net cash provided by financing activities	24,004	316,451	75,940
Effect of exchange rate changes on cash and cash equivalents	(160)	1	—
Net increase (decrease) in cash and cash equivalents	(22,043)	39,106	(9,225)
Cash and cash equivalents
Beginning of period	49,509	10,403	19,628
End of period	$27,466	$49,509	$10,403
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$158	$51	$12
Significant noncash financing and investing activities
Conversion of subscriptions payable into Series E redeemable convertible preferred shares	$—	$—	$7,440
Accretion of dividends on redeemable convertible preferred shares	—	18,391	21,994
Conversion of redeemable convertible preferred shares, including accrued dividends, to common stock	—	571,898	—
Stock received as upfront consideration for collaboration agreements	14,246	19,303	21,979
Stock received as consideration upon achievement of milestone	—	—	18,330
Common stock issued in acquisitions	51,682	—	—
Deferred consideration payable related to acquisition	20,115	—	—
Accrued investment in affiliate	—	1,500	—
Purchases of equipment included in accounts payable and other accrued liabilities	790	361	24
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
1. Organization and Basis of Presentation
Intrexon Corporation (“Intrexon”), a Virginia corporation, forms collaborations to create biologically based products and processes using synthetic biology. Intrexon has primary operations in California, Florida, Maryland, Virginia, and Budapest, Hungary. There have been no commercialized products derived from Intrexon’s collaborations to date.
Trans Ova Genetics, L.C. and Subsidiaries (“Trans Ova”), a provider of bovine reproductive technologies and other genetic processes to cattle breeders and producers, is a wholly owned subsidiary of Intrexon with primary operations in Iowa, Maryland, Missouri, Oklahoma and Texas (Note 3). ViaGen, L.C. (“ViaGen”), a provider of genetic preservation and cloning technologies to the cattle and equine industries, is a wholly owned subsidiary of Trans Ova. Exemplar Genetics, LLC (“Exemplar”), a provider of genetically engineered swine for medical and genetic research, is a consolidated, majority owned subsidiary of Trans Ova. At December 31, 2014, Trans Ova and ViaGen combined owned approximately 51% of Exemplar.
At December 31, 2014, Intrexon owned approximately 60% of AquaBounty Technologies, Inc. (“AquaBounty”), a biotechnology company focused on improving productivity in commercial aquaculture (Note 4), and 51% of Biological & Popular Culture, Inc. (“BioPop”) (Note 4).
Intrexon Corporation and its consolidated subsidiaries are herein after referred to as the “Company.”
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
The Company also generates revenue through sales of advanced reproductive technologies, including bovine embryos derived from the Company's embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock used in production. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) services have been rendered or delivery has occurred such that risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collection from the customer is reasonably assured.

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
The Company has research and development arrangements with third parties that include upfront and milestone payments and primarily relate to collaborations. At December 31, 2014 and 2013, the Company had research and development commitments with third parties totaling $4,541 and $2,445, respectively, of which $2,183 and $957, respectively, had not yet been incurred. The commitments are generally cancellable by the Company at any time upon written notice.
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. The Company believes that it mitigates its risk by investing in or through major financial institutions with high quality credit ratings. Recoverability of investments is dependent upon the performance of the issuer. At December 31, 2014 and 2013, the Company had cash equivalent investments in highly liquid money market accounts at major financial institutions of $16,598 and $43,733, respectively.
Short-term and Long-term Investments
At December 31, 2014, short-term and long-term investments include U.S. government debt securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management’s reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date. The Company’s written investment policy requires investments to be explicitly rated by two of the three following rating services: Standard & Poor’s, Moody’s and/or Fitch and to have a minimum rating of A1, P1 and/or F-1, respectively, from those agencies. In addition, the investment policy limits the amount of credit exposure to any one issuer.
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
Concentrations of Risk
Due to the Company’s mix of fixed and variable rate securities holdings, the Company’s investment portfolio is susceptible to changes in interest rates. As of December 31, 2014, gross unrealized losses on the Company’s investments were not material. From time to time, the Company may liquidate some or all of its investments to fund operational needs or other activities, such as capital expenditures or business acquisitions. Depending on which investments the Company liquidates to fund these activities, the Company could recognize a portion, or all, of the gross unrealized losses.
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
The Company determined that it has significant influence over two of its collaborators, Ziopharm Oncology, Inc. ("Ziopharm") and Oragenics, Inc. ("Oragenics"), as of December 31, 2014 and 2013, based on its ownership interests, representation on the board of directors of the collaborators and other qualitative factors. The Company accounts for its investments in Ziopharm and Oragenics using the fair value option. As of December 31, 2012, the Company determined that one of these collaborators, Ziopharm, met the criteria of SEC Regulation S-X Article 3-9 for inclusion of separate financial statements of an equity method investment.
The fair value of the Company’s equity securities of Ziopharm was $83,099 and $71,134 as of December 31, 2014 and 2013, respectively, and is included as equity securities in the respective consolidated balance sheets. The Company’s ownership percentage of Ziopharm was 15.7% and 16.4% at December 31, 2014 and 2013, respectively. Unrealized appreciation (depreciation) in the fair value of the Company’s equity securities held in Ziopharm was $11,965, $4,836, and $(7,194) for the years ended December 31, 2014, 2013 and 2012, respectively.
The fair value of the Company’s equity securities of Oragenics was $7,192 and $22,161 as of December 31, 2014 and 2013, respectively, and is included as equity securities in the respective consolidated balance sheets. The Company’s ownership percentage of Oragenics was 24.4% and 24.6% at December 31, 2014 and 2013, respectively. Unrealized appreciation (depreciation) in the fair value of the Company’s equity securities held in Oragenics was $(14,969), $(90), and $3,540 for the years ended December 31, 2014, 2013, and 2012, respectively.

Summarized financial data as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013, and 2012, for the Company's equity method investments for which separate financial statements are not included, pursuant to SEC Regulation S-X Article 3-09, are as follows:

	December 31,
	2014	2013
Current assets	$19,540	26,655
Non-current assets	109	27
Total assets	19,649	26,682
Current liabilities	4,520	1,276
Net assets	$15,129	25,406

	Year Ended December 31,
	2014	2013	2012
Revenues, net	$940	$1,032	$—
Operating expenses	17,289	18,498	578
Loss from operations	(16,349)	(17,466)	(578)
Other	35	137	(1)
Net loss	$(16,314)	$(17,329)	$(579)
Variable Interest Entities
The Company identifies entities that (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities (“VIE” or “VIEs”). The Company performs an initial and on-going evaluation of the entities with which the Company has variable interests to determine if any of these entities are VIEs. If an entity is identified as a VIE, the Company performs an assessment to determine whether the Company has both (i) the power to direct activities that most significantly impact the VIE’s economic performance and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, the Company is identified as the primary beneficiary of the VIE.
As of December 31, 2014, the Company determined that Genopaver, LLC ("Genopaver"), Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), OvaXon, LLC ("OvaXon") and Persea Bio, LLC ("Persea Bio") were VIEs. The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. As of December 31, 2013, the Company determined that Genopaver was a VIE. The Company was not the primary beneficiary for this entity since it did not have the power to direct the activities that most significantly impact the economic performance of the VIE.
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

The following table shows the activity in the allowance for doubtful accounts for the year ended December 31, 2014:

2014
Beginning balance	$—
Charged to operating expenses	565
Ending balance	$565
Inventory
The Company's inventory primarily includes adult female cows which are used in certain production processes and are recorded at acquisition cost using the first-in, first-out method or at market, whichever is lower. Work-in-process inventory includes allocations of production costs and facility costs for products currently in production and is recorded at the lower of cost or market. Significant declines in the price of cows could result in unfavorable adjustments to inventory balances.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Major additions or betterments are capitalized and repairs and maintenance are generally expensed as incurred. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of these assets are as follows:

Years
Buildings and building improvements	2–23
Furniture and fixtures	1–7
Equipment	1–10
Land improvements	4–15
Computer hardware and software	1–7
Leasehold improvements are amortized over the shorter of the useful life of the asset or the applicable lease term, generally one to fourteen years.
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
Intangible Assets
Intangible assets subject to amortization consist of patents and related technologies and know-how; customer relationships; and trademarks acquired as a result of mergers and acquisitions (Note 3). These intangible assets are subject to amortization, were recorded at fair value at the date of acquisition and are stated net of accumulated amortization. Indefinite-lived intangible assets consist of in-process research and development acquired in mergers and acquisitions (Notes 3 and 4) and were recorded at fair value at the dates of the respective acquisitions.
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

Segment Information
The Company has determined that it operates in one segment. The Company applies its technologies to create products and services which may be either sold directly to customers or developed through collaboration with third parties. Substantially all of the Company’s revenues are derived in the United States of America. Substantially all of the Company’s assets are located in the United States of America. As of December 31, 2014, the Company had $2,200 of property and equipment in foreign countries. For the year ended December 31, 2014, the Company recognized $2,166 of revenues earned in foreign countries.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”). The FASB issued ASU 2014-9 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, and is effective for the Company for the year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.
In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). The provisions of ASU 2014-10 related to Topic 915 will not have a significant impact to the Company. ASU 2014-10 removes an exception provided to development-stage entities in Consolidation (Topic 810) for determining whether an entity is a variable interest entity. The revisions to Consolidation (Topic 810) are effective for interim and annual periods beginning after December 15, 2015, and are effective for the Company for the year ending December 31, 2016. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.
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
3. Mergers and Acquisitions
Trans Ova Acquisition
On August 8, 2014, the Company acquired 100% of the membership interests of Trans Ova, a provider of bovine reproductive technologies, pursuant to an Amended and Restated Membership Interest Purchase Agreement (the “Purchase Agreement”). Since the acquisition, Trans Ova has continued its operations. The Company and Trans Ova intend to build upon Trans Ova’s current platform with new capabilities with a goal of achieving higher levels of delivered value to dairy and beef cattle producers. Pursuant to the Purchase Agreement, the former members of Trans Ova received an aggregate of 1,444,388 shares of the Company's common stock and $63,625 in cash, and will receive deferred cash consideration valued at $20,115 in exchange for all membership interests of Trans Ova. The deferred cash consideration is payable in three equal installments upon the first, second, and third anniversaries of the transaction date. The Purchase Agreement also provides for payment to the former members of Trans Ova a portion of certain cash proceeds in the event there is an award under certain litigation matters pending as of the transaction date to which Trans Ova is a party. The results of Trans Ova's operations subsequent to August 8, 2014 have been included in the consolidated financial statements, including revenues of $26,352 and net income of $278 for the year ended December 31, 2014.

The fair value of the total consideration transferred, including the noncontrolling interest in a majority-owned subsidiary of Trans Ova, was $127,875. The acquisition date fair value of each class of consideration transferred and noncontrolling interest is presented below:

Cash	$63,625
Common shares	32,802
Deferred cash consideration	20,115
Total consideration transferred	116,542
Fair value of noncontrolling interest	11,333
Total	$127,875
The fair value of the shares of the Company’s common stock issued was based on the quoted closing price of the Company’s common stock on August 8, 2014. The estimated fair value of assets acquired and liabilities assumed at the acquisition date is shown in the table below along with subsequent adjustments during the measurement period to the fair value of assets acquired and liabilities assumed. The adjustments resulted from finalizing the valuation of trade receivables, property, plant and equipment and intangible assets.

	Initial Estimated Fair Value	Adjustments	Adjusted Fair Value
Cash	$960	$—	$960
Trade receivables	17,996	697	18,693
Related party receivables	1,219	—	1,219
Inventory	17,256	1,220	18,476
Prepaid expenses and other	590	—	590
Property, plant and equipment	18,686	2,478	21,164
Intangible assets	24,100	(400)	23,700
Other non-current assets	147	—	147
Total assets acquired	80,954	3,995	84,949
Accounts payable	3,317	—	3,317
Accrued compensation and benefits	913	—	913
Other accrued liabilities	271	—	271
Deferred revenue	2,420	2,038	4,458
Lines of credit	4,091	—	4,091
Related party payables	1,246	—	1,246
Long term debt	9,090	—	9,090
Total liabilities assumed	21,348	2,038	23,386
Net assets acquired	59,606	1,957	61,563
Goodwill	63,913	2,399	66,312
Total consideration and fair value of noncontrolling interest	$123,519	$4,356	$127,875
The fair value of acquired inventory was determined using the cost approach, which establishes value based on the cost of reproducing or replacing the asset. The fair value of acquired property, plant and equipment was determined using the cost approach and the market approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The acquired intangible assets include various developed technologies and know-how, customer relationships, and trademarks, and the fair values of these assets were determined using the relief-from-royalty, multi-period excess earnings, and with-and-without methods, which are all variations of the income approach that convert future cash flows to single discounted present value amounts. The acquired intangible assets are being amortized over useful lives ranging from three to nine years. Goodwill, which will be deductible for tax purposes, represents the assembled workforce, potential future expansion of Trans Ova business lines and anticipated buyer-specific synergies arising from the combination of the Company’s and Trans Ova’s technologies.

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
As of December 31, 2014, the Company has incurred $713 of costs primarily for legal and due diligence services related to this acquisition, which are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2014.
Medistem Acquisition
On March 6, 2014, the Company acquired 100% of the outstanding common stock and securities convertible into common stock of Medistem, Inc. (“Medistem”), an entity engaged in the development of Endometrial Regenerative Cells (“ERCs”), for a combination of cash and Company common stock. The acquisition allows the Company to employ its synthetic biology platforms to engineer a diverse array of cell-based therapeutic candidates using Medistem’s multipotent ERCs. Pursuant to the terms of the merger agreement, Medistem equity holders received 714,144 shares of the Company’s common stock and $4,920 in cash in exchange for the outstanding Medistem common stock and securities convertible into common stock. Additionally, Medistem had issued the Company two promissory notes in the amount of $707, including accrued interest, both of which were settled upon closing of the merger. Certain members of Medistem’s management surrendered a total of 17,695 shares of their merger consideration to reimburse the Company for required payroll tax withholdings. The results of Medistem’s operations subsequent to March 6, 2014 have been included in the consolidated financial statements.
The fair value of the total consideration transferred was $24,995. The acquisition date fair value of each class of consideration transferred is presented below:

Cash	$4,920
Common shares	19,368
Settlement of promissory notes	707
$24,995
The fair value of the shares of the Company’s common stock issued was based on the quoted closing price of the Company’s common stock on March 6, 2014. The estimated fair value of assets acquired and liabilities assumed at the acquisition date is shown in the table below along with subsequent adjustments during the measurement period to the fair value of assets acquired and liabilities assumed. The adjustments were due to the completed valuation of intangible assets and obtaining final balances of accrued expenses.

	Initial Estimated Fair Value	Adjustments	Adjusted Fair Value
Cash	$8	$—	$8
Intangible assets	—	4,824	4,824
Total assets acquired	8	4,824	4,832
Accounts payable	644	—	644
Accrued compensation and benefits	85	(18)	67
Other accrued expenses	150	(100)	50
Total liabilities assumed	879	(118)	761
Net assets acquired (liabilities assumed)	(871)	4,942	4,071
Goodwill	25,866	(4,942)	20,924
Total consideration	$24,995	$—	$24,995
The fair value of acquired intangible assets was determined using the cost approach. The acquired intangible assets consist of in-process research and development, which is an indefinite-lived intangible asset. The goodwill consists of buyer-specific synergies between the Company’s and Medistem’s technologies present. The goodwill is not expected to be deductible for tax purposes.

In conjunction with the acquisition, the Company has incurred $680 of acquisition related costs, of which $310 and $370 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2014 and 2013, respectively.
Unaudited Condensed Pro Forma Financial Information
The results of operations of the mergers and acquisitions discussed above are included in the consolidated statements of operations beginning on the day after their respective acquisition dates. The following unaudited condensed pro forma financial information for the years ended December 31, 2014 and 2013, is presented as if the acquisitions had been consummated on January 1, 2013:

	Year Ended December 31,
	2014	2013
	Pro Forma
Revenues	$119,721	$86,991
Loss before income taxes	(82,041)	(41,718)
Net loss	(81,938)	(41,718)
Net loss attributable to the noncontrolling interests	4,159	2,766
Net loss attributable to Intrexon	(77,779)	(38,952)
Accretion of dividends on redeemable convertible preferred stock	—	(18,391)
Net loss attributable to common shareholders	(77,779)	(57,343)
4. Consolidated Majority-Owned Subsidiaries
AquaBounty
On November 16, 2012, the Company acquired 48,631,444 shares of AquaBounty common stock, representing 47.56% of the then outstanding shares of AquaBounty, for $6,000 through a definitive purchase agreement with an existing AquaBounty shareholder and its affiliate. On November 29, 2012, the Company executed a promissory note purchase agreement (“promissory note”) with AquaBounty. The promissory note allowed for the Company to loan up to $500 to AquaBounty. Draws on the promissory note by AquaBounty accrued annual interest of 3% and matured no later than May 28, 2013. Between December 2012 and February 2013, AquaBounty had drawn $500 on the promissory note. On March 15, 2013, AquaBounty repaid the $500 promissory note plus accrued interest.
On March 15, 2013, the Company acquired 18,714,814 shares of AquaBounty for $4,907 in a private subscription offering, thereby increasing the Company’s ownership in AquaBounty to 53.82%, resulting in the Company consolidating AquaBounty pursuant to the step acquisition guidance in ASC 805, Business Combinations ("ASC 805"). The Company recognized a gain of $7,415 to account for the difference between the carrying value and the fair value of the previously held 47.56% equity interest. The fair value of the consideration transferred included:

Consideration paid	$4,907
Fair value of noncontrolling interest	15,153
Fair value of the Company’s investment in affiliate held before the business combination	12,751
Fair value of the consideration transferred and noncontrolling interest	$32,811

The Company used the private subscription price to measure fair value of the Company’s previously held investment and noncontrolling interest. The estimated fair value of assets acquired and liabilities assumed at the acquisition date is shown in the table below.

Cash	$5,419
Short-term investments	14
Trade receivables	4
Other receivables	9
Prepaid expenses and other	200
Property, plant and equipment	1,241
Intangible assets	14,900
Other assets	22
Total assets acquired	21,809
Accounts payable	156
Accrued compensation	94
Other accrued liabilities	395
Long-term debt	1,354
Total liabilities assumed	1,999
Net assets acquired	19,810
Goodwill	13,001
Total consideration and fair value of noncontrolling interest	$32,811
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
The results of operations of AquaBounty are included in the consolidated statement of operations beginning on the acquisition date. The following unaudited condensed pro forma financial information for the years ended December 31, 2013 and 2012, is presented as if the acquisition had been consummated on January 1, 2012:

	Year Ended December 31,
	2013	2012
	Pro Forma
Revenues	$23,760	$13,774
Net loss	(48,760)	(78,651)
Net loss attributable to noncontrolling interest	2,310	2,062
Net loss attributable to Intrexon	(46,450)	(76,589)
Accretion of dividends on redeemable convertible preferred stock	(18,391)	(21,994)
Net loss attributable to common shareholders	(64,841)	(98,583)
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
See Note 6 for discussion of the Company’s ECC with AquaBounty.

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
5. Investments in Joint Ventures
Intrexon Energy Partners
In March 2014, the Company and certain investors (the “Investors”), including an affiliate of Third Security, LLC (“Third Security”), entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners, a joint venture formed to optimize and scale-up the Company’s gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to our technology for the use in bioconversion, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, the Company committed to make capital contributions of up to $25,000, and the Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners’ Board of Managers (the “Intrexon Energy Partners Board”) and subject to certain limitations. As of December 31, 2014, the Company's remaining commitment was $23,625. The Company and the Investors have the right, but not the obligation, to make additional capital contributions above these limits when and if solicited by the Intrexon Energy Partners Board. Intrexon Energy Partners is governed by a board of managers which has five members. Two members of the board are designated by the Company and three members of the board are designated by a majority of the Investors.
See further discussion of the ECC at Note 6. See discussion of a concurrent private placement securities purchase made by the Investors at Note 14.
The Company’s investment in Intrexon Energy Partners was $(740) as of December 31, 2014 and is included in other accrued liabilities in the accompanying consolidated balance sheet.
OvaXon
In December 2013, the Company and OvaScience, Inc. ("OvaScience"), a life sciences company focused on the discovery, development and commercialization of new treatments for infertility, entered into a Limited Liability Company Agreement (“OvaXon LLC Agreement”) to form OvaXon, LLC ("OvaXon"), a joint venture to create new applications for improving human and animal health. Both the Company and OvaScience made an initial capital contribution of $1,500 in January 2014 for a 50% membership interest in OvaXon. OvaXon is governed by the OvaXon board of managers ("OvaXon Board") which has four members, two each from the Company and OvaScience. In cases in which the OvaXon Board determines that additional capital contributions are necessary in order for OvaXon to conduct business and comply with its obligations, each of the Company and OvaScience have the right, but not the obligation, to make additional capital contributions to OvaXon subject to the OvaXon LLC Agreement.
Contemporaneously with the formation of the joint venture, the Company entered into an ECC with OvaXon (see Note 6).
The Company’s investment in OvaXon was $(83) and $1,500 as of December 31, 2014 and 2013, respectively, and is included in other accrued liabilities and investments in affiliates, respectively, in the accompanying consolidated balance sheets.
S & I Ophthalmic
In September 2013, the Company entered into a Limited Liability Company Agreement (“Sun LLC Agreement”) with Caraco Pharmaceutical Laboratories, Ltd. ("Sun Pharmaceutical Subsidiary"), an indirect subsidiary of Sun Pharmaceutical Industries Ltd. ("Sun Pharmaceutical"), an international specialty pharmaceutical company focused on chronic diseases, to form S & I Ophthalmic, LLC ("S & I Ophthalmic"). The Sun LLC Agreement governs the affairs and the conduct of business of S & I Ophthalmic. S & I Ophthalmic leverages experience and technology from both the Company and Sun Pharmaceutical. Both the Company and Sun Pharmaceutical Subsidiary made an initial capital contribution of $5,000 in October 2013 for a 50% membership interest in S & I Ophthalmic. S & I Ophthalmic is governed by a board of managers ("S & I Ophthalmic Board") which has four members, two each from the Company and Sun Pharmaceutical Subsidiary. In cases in which the S & I

Ophthalmic Board determines that additional capital contributions are necessary in order for S & I Ophthalmic to conduct business and comply with its obligations, each of the Company and Sun Pharmaceutical Subsidiary have committed to making additional capital contributions to S & I Ophthalmic subject to certain limits defined in the agreement. Each has the right, but not the obligation, to make additional capital contributions above the defined limits when and if solicited by the S & I Ophthalmic Board.
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
Contemporaneously with the formation of the joint venture, the Company entered into an ECC with S & I Ophthalmic (see Note 6).
The Company’s investment in S & I Ophthalmic was $3,220 and $4,784 as of December 31, 2014 and 2013, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
6. Collaboration Revenue
The Company’s collaborations provide for multiple deliverables to be delivered by the Company and typically include a license to the Company’s technology platforms, participation in collaboration committees, the performance of certain research and development services and may include obligations for certain manufacturing services. The Company groups these deliverables into two units of accounting based on the nature of the deliverables and the separation criteria. The first deliverable (“Unit of Accounting 1”) includes the license to the Company’s technology platform, the Company’s participation on the collaboration committees and any research and development services associated with its technology platforms. The deliverables for Unit of Accounting 1 are combined because they cannot be individually separated. The second deliverable (“Unit of Accounting 2”) includes manufacturing services to be provided for any Company materials in an approved product. These services have standalone value and are contingent due to uncertainties on whether an approved product will ever be developed thereby requiring manufacture by the Company at that time. As VSOE and third party evidence of selling price is not available or practical, the BESP for each unit of accounting is determined using a historical cost approach due to the early stage of development of the Company’s technology. In establishing BESP for Unit of Accounting 1, the Company uses the accumulated costs incurred as of the collaboration by the Company on its technology platform licensed to the collaborator to approximate the cost to recreate the deliverables included in this unit of accounting. All upfront consideration is allocated to Unit of Accounting 1. Unit of Accounting 2 is determined to be a contingent deliverable at the inception of the collaboration due to the uncertainties surrounding whether an approved product will ever be developed and require manufacturing by the Company. The upfront consideration allocated to Unit of Accounting 1 is recognized over the expected life of the Company’s technology platform using a straight-line approach.
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
The Company determines whether collaborations are individually significant for disclosure based on a number of factors, including total revenue recorded by the Company pursuant to the collaboration, collaborators either consolidated or accounted for using the equity method, or other qualitative factors. Collaboration revenues generated from consolidated subsidiaries are eliminated in consolidation. The following table summarizes the amounts recorded in the consolidated statements of operations for each significant collaboration for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31, 2014
	Collaboration Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$2,577	$12,044	$14,621
Synthetic Biologics, Inc.	651	273	924
Oragenics, Inc.	1,045	598	1,643
Fibrocell Science, Inc.	1,794	4,398	6,192
Genopaver, LLC	273	1,510	1,783
S & I Ophthalmic, LLC	—	2,832	2,832
OvaXon, LLC	—	2,799	2,799
Intrexon Energy Partners, LLC	1,875	4,227	6,102
Other	1,410	6,906	8,316
Total	$9,625	$35,587	$45,212

	Year Ended December 31, 2013
	Collaboration Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$2,577	$7,818	$10,395
Synthetic Biologics, Inc.	2,187	1,048	3,235
Oragenics, Inc.	673	1,517	2,190
Fibrocell Science, Inc.	970	3,736	4,706
Genopaver, LLC	204	935	1,139
S & I Ophthalmic, LLC	—	417	417
Other	333	1,110	1,443
Total	$6,944	$16,581	$23,525

	Year Ended December 31, 2012
	Collaboration Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$5,068	$6,333	$11,401
Synthetic Biologics, Inc.	293	327	620
Oragenics, Inc.	320	516	836
Fibrocell Science, Inc.	158	61	219
Other	12	618	630
Total	$5,851	$7,855	$13,706
The following is a summary of the terms of the Company’s significant collaborations.
Ziopharm Collaboration
In January 2011, the Company entered into an ECC with Ziopharm, a related party. Pursuant to the ECC, Ziopharm received a license to the Company’s technology platform within the field of oncology as defined more specifically in the agreement. Upon execution of the ECC, the Company received 3,636,926 shares of Ziopharm’s common stock valued at $17,457 as upfront consideration. In addition to the deliverables discussed above, the Company transferred two clinical product candidates to Ziopharm that resulted in a separate unit of accounting for which $1,115 of the upfront consideration was allocated and recognized as collaboration revenue in 2011. The remaining $16,342 of upfront consideration was allocated to Unit of

Accounting 1 discussed above. The Company is entitled to additional shares of common stock representing the lesser of (i) the original shares received or (ii) the number of shares representing 7.495% of Ziopharm’s outstanding shares at the date of the dosing of the first patient in a Phase II clinical trial of a product candidate created, produced or developed by Ziopharm using the Company’s technology (“Ziopharm Milestone”). In October 2012, the Ziopharm Milestone was achieved and the Company received 3,636,926 shares of Ziopharm’s common stock valued at $18,330 as milestone consideration. Since the Ziopharm Milestone was not substantive, the Company allocated the Ziopharm Milestone to the applicable units of accounting and is recognizing it in a manner similar to these units of accounting. The remaining balance of deferred revenue associated with upfront and milestone payments was $23,193 and $25,770 at December 31, 2014 and 2013, respectively. The Company receives reimbursement payments for research and development services provided and manufacturing services for Company materials provided to Ziopharm during the ECC. Subject to certain expense allocations, Ziopharm will pay the Company 50% of the quarterly net profits derived from the sale of products developed from the ECC, as defined in the agreement. Ziopharm is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization or manufacturing of product candidates. The term of the ECC commenced in January 2011 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Ziopharm upon 90 days written notice to the Company.
See Note 17 for additional transactions with Ziopharm.
Synthetic Biologics, Inc. Collaborations
In November 2011, the Company entered into an ECC with Synthetic Biologics, Inc. (“Synthetic Biologics”), a publicly traded company focused on the development of innovative disease-modifying medicines for serious illnesses and a related party. Pursuant to the ECC, at the transaction effective date, Synthetic Biologics received a license to the Company’s technology platform within a designated field (“Field One”). Upon execution of the ECC, the Company received 3,123,558 shares of Synthetic Biologics’ common stock valued at $1,687 as upfront consideration. On April 16, 2013, the Company terminated its ECC with Synthetic Biologics in Field One. As a result of this termination, all licenses granted by the Company under the ECC for use in Field One reverted back to the Company and the Company recognized the balance of deferred revenue associated with the upfront consideration as collaboration revenue in April 2013.
In August 2012, the Company entered into its second ECC with Synthetic Biologics. Pursuant to this ECC, at the transaction effective date, Synthetic Biologics received a license to the Company’s technology platform within a second designated field (“Field Two”). Upon Synthetic Biologics’ shareholders’ approval in October 2012, the Company received a technology access fee of 3,552,210 shares of Synthetic Biologics common stock valued at $7,815 as upfront consideration. Upon the filing by Synthetic Biologics of an investigational new drug application with the U.S. Food and Drug Administration ("U.S. FDA"), the Company will receive cash or common stock at the option of Synthetic Biologics valued at $2,000. Upon the first to occur of either the first commercial sale of a product developed under the ECC or the granting of regulatory approval of a product developed under the ECC, the Company will receive cash or common stock at the option of Synthetic Biologics valued at $3,000. The remaining balance of deferred revenue associated with upfront and milestone payments was $6,349 and $7,000 at December 31, 2014 and 2013, respectively. The Company receives reimbursement payments for research and development services provided pursuant to the agreement and manufacturing services for preclinical Company materials provided to Synthetic Biologics during the ECC. The Company has the option to propose, and Synthetic Biologics can select, the Company to be the bulk manufacturer of products developed from the ECC. On a quarterly basis, Synthetic Biologics will pay the Company royalties with percentages ranging from upper-single digits to lower double digits of net sales of products developed from the ECC, as defined in the agreement. Synthetic Biologics is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization and manufacturing of the product candidates. The term of the ECC commenced in August 2012 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Synthetic Biologics upon 90 days written notice to the Company.
In December 2012, the Company received $2,500 from Synthetic Biologics as a prepayment of research and development services to be provided in conjunction with either of the two ECCs. The Company recorded this amount as deferred revenue and recognizes collaboration revenue as services are performed. Any remaining balance of this prepayment is refundable to Synthetic Biologics in the event both ECCs are terminated.
See Note 17 for further discussion related to Synthetic Biologics.

Oragenics Collaborations
In June 2012, the Company entered into an ECC with Oragenics, a publicly traded company focused on becoming the world leader in novel antibiotics against infectious diseases and probiotics for oral health for humans and pets and a related party. Pursuant to the ECC, at the transaction effective date, Oragenics received a license to the Company’s technology platform within the field of lantibiotics for the treatment of infectious diseases in humans and companion animals as defined more specifically in the agreement. Upon execution of the ECC, the Company received a technology access fee of 4,392,425 shares of Oragenics’ common stock valued at $6,588 as upfront consideration. The Company is entitled to receive additional shares of common stock, or at Oragenics’ option, receive a cash payment based upon the fair market value of the shares, upon the separate achievement of certain regulatory milestones of the first product candidate developed from the ECC (“Oragenics ECC 1 Milestones”). The Oragenics ECC 1 Milestones include: (i) 1% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the filing of the first Investigative New Drug Application with the U.S. FDA for a product candidate created, produced or developed using the Company’s technology (“Oragenics ECC 1 Product”); (ii) 1.5% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the dosing of the first patient in the first Phase II clinical trial of an Oragenics ECC 1 Product; (iii) 2% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the dosing of the first patient in the first Phase III clinical trial of an Oragenics ECC 1 Product; (iv) 2.5% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the first New Drug Application or Biologics License Application with the U.S. FDA for an Oragenics ECC 1 Product, or alternatively the first equivalent regulatory filing with a foreign agency; and (v) 3% of Oragenics’ outstanding shares as defined in the ECC agreement at the date of the granting of the first regulatory approval of an Oragenics ECC 1 Product. The remaining balance of deferred revenue associated with upfront and milestone payments was $5,171 and $5,720 at December 31, 2014 and 2013, respectively. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Oragenics during the ECC. Oragenics will pay the Company 25% of the quarterly profits derived from the sale of products developed from the ECC, as defined in the agreement.
Oragenics is responsible for funding the further development of lantibiotics toward the goal of commercialization, conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization or manufacturing of the product candidates. The term of the ECC commenced in June 2012 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Oragenics upon 90 days written notice to the Company.
In September 2013, the Company entered into its second ECC with Oragenics (“ECC 2”). Pursuant to ECC 2, at the transaction effective date, Oragenics received a license to the Company’s technology platform to develop and commercialize probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus as defined more specifically in the agreement. Upon execution of ECC 2, the Company received a technology access fee of 1,348,000 shares of Oragenics’ common stock valued at $3,503 and a $1,956 convertible promissory note maturing on or before December 31, 2013 as upfront consideration. Prior to the maturity date, Oragenics had the right to convert the promissory note into shares of Oragenics’ common stock subject to its shareholders’ approval. The conversion price is equal to the closing price of Oragenics’ common stock on the last trading day immediately prior to the date of conversion. On December 18, 2013, Oragenics converted the promissory note into 698,241 shares of Oragenics’ common stock. The Company is entitled to receive additional shares of common stock, or at Oragenics’ option, receive a cash payment based upon the fair market value of the shares, upon the first instance of attainment of certain commercialization milestones of a product candidate developed from ECC 2 (“Oragenics ECC 2 Milestones”). The Oragenics ECC 2 Milestones include: (i) $2,000 within thirty days of the first instance of the achievement of the first dosing of a patient in a phase II clinical trial for an Oragenics product developed from ECC 2 (“Oragenics ECC 2 Product”); (ii) $5,000 within thirty days of the first instance of the achievement of the meeting of the primary endpoint in a phase III clinical trial for an Oragenics ECC 2 Product; and (iii) $10,000 within thirty days of the first instance of the achievement of the first to occur of (a) the first commercial sale of an Oragenics ECC 2 Product anywhere in the world, or (b) the regulatory approval for an Oragenics ECC 2 Product. The remaining balance of deferred revenue associated with upfront and milestone payments was $4,839 and $5,335 at December 31, 2014 and 2013, respectively. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Oragenics during ECC 2. Oragenics will pay the Company 10% of the net sales derived from the sale of products developed from ECC 2, as defined in the agreement.
Oragenics is responsible for funding the further development of probiotics toward the goal of commercialization, conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization or manufacturing of the product candidates. The term of ECC 2 commenced in September 2013 and continues until terminated pursuant to ECC 2. ECC 2 may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Oragenics upon 90 days written notice to the Company.

See Note 17 for additional arrangements with Oragenics.
Fibrocell Science, Inc. Collaboration
In October 2012, the Company entered into an ECC with Fibrocell Science, Inc. (“Fibrocell”), a publicly traded, autologous cellular therapeutic company focused on the development of innovative products for aesthetic, medical and scientific applications and a related party. Pursuant to the ECC, at the transaction effective date, Fibrocell received a license to the Company’s technology platform to develop and commercialize genetically modified and non-genetically modified autologous fibroblasts and autologous dermal cells in the United States of America. Upon execution of the ECC, the Company received a technology access fee of 1,317,520 shares of Fibrocell’s common stock valued at $7,576 as upfront consideration. The number of shares received reflects a 1-for-25 reverse stock split of Fibrocell’s common stock effective April 30, 2013. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Fibrocell during the ECC. On a quarterly basis, Fibrocell will pay the Company royalties of 7% of net sales up to $25,000 and 14% of net sales above $25,000 on each product developed from the ECC, as defined in the agreement. If Fibrocell uses the Company’s technology platform to improve the production of a current or new Fibrocell product not developed from the ECC, Fibrocell will pay the Company a quarterly royalty equal to 33% of the cost of goods sold savings generated by the improvement, as defined in the agreement. Fibrocell is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization and manufacturing of the product candidates. The term of the ECC commenced in October 2012 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Fibrocell upon 90 days written notice to the Company.
In June 2013, the Company entered into an amendment to the ECC with Fibrocell. The amendment expands the field of use defined in the ECC agreement. Under the terms of the amendment to the ECC, the Company received 1,243,781 shares of Fibrocell’s common stock valued at $7,612 as a supplemental technology access fee. The Company allocated this additional consideration to the appropriate unit of accounting and is recognizing it consistent with the unit of accounting.
In January 2014, the Company entered into a second amendment to the ECC with Fibrocell. The second amendment further expanded the field of use defined in the ECC agreement. Under the terms of the second amendment to the ECC, the Company received 1,024,590 shares of Fibrocell’s common stock valued at $5,225 as a technology access fee. The Company allocated this additional consideration to the appropriate unit of accounting and is recognizing it consistent with the unit of accounting. The remaining balance of deferred revenue associated with upfront and milestone payments was $17,491 and $14,060 at December 31, 2014 and 2013, respectively.
See Note 17 for further discussion related to Fibrocell.
Genopaver Collaboration
In March 2013, the Company entered into an ECC with Genopaver, an affiliate of Third Security (Note 17) and a related party. Genopaver was formed for the purpose of entering into the ECC and developing and commercializing products in the field of the fermentative production of alkaloids through genetically modified cell-lines and substrate feeds for use as active pharmaceutical ingredients or as commercially sold intermediates in the manufacture of active pharmaceutical ingredients. Upon execution of the ECC, the Company received a technology access fee of $3,000 as upfront consideration. The remaining balance of deferred revenue associated with upfront and milestone payments was $2,523 and $2,796 at December 31, 2014 and 2013, respectively. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC. Genopaver will pay the Company a royalty as a percentage in the lower-double digits on the quarterly gross profits of product sales from products developed under the ECC, as defined in the agreement. Genopaver is responsible for the development and commercialization of the product candidates. The term of the ECC commenced in March 2013 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Genopaver upon 90 days written notice to the Company.
AquaBounty Collaboration
In February 2013, the Company entered into an ECC with AquaBounty, a majority-owned consolidated subsidiary. The Company will be reimbursed for research and development services as provided for in the ECC agreement. In the event of product sales from a product developed from the ECC, the Company will receive 16.66% of quarterly gross profits for each product, as defined in the agreement. All revenues and expenses related to this ECC are eliminated in consolidation (Note 4).

S & I Ophthalmic Collaboration
In September 2013, the Company entered into an ECC with S & I Ophthalmic, a joint venture between the Company and Sun Pharmaceutical Subsidiary, an indirect subsidiary of Sun Pharmaceutical, an international specialty pharmaceutical company focused on chronic diseases (Note 5) and a related party. The ECC grants S & I Ophthalmic an exclusive license to the Company’s technology platform to develop and commercialize therapies in humans for the treatment of ocular diseases defined more specifically in the agreement. The Company will be reimbursed for research and development services pursuant to the agreement and manufacturing services for Company materials provided to S & I Ophthalmic during the ECC. Subject to certain expense allocations, S & I Ophthalmic will pay the Company royalties with percentages ranging from mid-single digits and above of the net sales derived from the sale of products developed under the ECC, as defined in the agreement. The term of the ECC commenced in September 2013 and continues until terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by S & I Ophthalmic upon 90 days written notice to the Company.
BioPop Collaboration
In October 2013, the Company entered into an ECC with BioPop, a majority-owned consolidated subsidiary. The ECC grants BioPop an exclusive license to the Company’s technology platform to develop and commercialize artwork, children’s toys and novelty goods that are derived from living organisms or are enabled by synthetic biology. The Company will be reimbursed for research and development services and manufacturing services as provided for in the ECC agreement. The Company is entitled to royalties in the mid-single digits as a percentage of the net product sales of a product developed under the ECC, as defined in the agreement. All revenues and expenses related to this ECC are eliminated in consolidation (Note 4).
OvaXon Collaboration
In December 2013, the Company entered into an ECC with OvaXon, the joint venture between the Company and OvaScience, a life sciences company focused on infertility treatments (Note 5) and a related party. The ECC grants OvaXon an exclusive license to the Company’s technology platform to create new applications for improving human and animal health. OvaScience also licensed certain technology to OvaXon pursuant to a separate license agreement. The Company will be reimbursed for research and development services and manufacturing services as provided for in the ECC agreement. The term of the ECC commenced in December 2013 and continues until terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by OvaXon upon 90 days written notice to the Company.
Intrexon Energy Partners Collaboration
In March 2014, the Company entered into an ECC with Intrexon Energy Partners, a joint venture between the Company and certain investors, including an affiliate of Third Security (Note 5), and a related party. The ECC grants Intrexon Energy Partners an exclusive license to the Company’s technology platform to optimize and scale-up the Company’s gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. Upon execution of the ECC, the Company received a technology access fee of $25,000 as upfront consideration. The remaining balance of deferred revenue associated with upfront and milestone payments was $23,125 at December 31, 2014. The Company will be reimbursed for research and development services as provided for in the ECC agreement. The term of the ECC commenced in March 2014 and continues until March 2034 unless terminated prior to that date by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Intrexon Energy Partners upon 90 days written notice to the Company.
Persea Bio Collaboration
In December 2014, the Company entered into an ECC with Persea Bio, an affiliate of Third Security (Note 17) and a related party. Persea Bio was formed for the purpose of entering into the ECC and developing and commercializing a food program, as defined in the agreement. Upon effectiveness of the ECC, the Company was entitled to receive a technology access fee of $5,000 as upfront consideration within ten business days. The Company collected this $5,000 in January 2015. The full amount of the upfront consideration was deferred at December 31, 2014. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC. Persea Bio will pay the Company a royalty as a percentage in the lower-double digits on the quarterly gross profits of product sales from products derived from the ECC, as defined in the agreement. Persea Bio is responsible for the development and commercialization of the product candidates. The term of the ECC commenced in December 2014 and continues until terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Persea Bio upon 90 days written notice to the Company.

Deferred Revenue
Deferred revenue primarily consists of consideration received for upfront and milestone payments in connection with the Company’s collaborations, prepayments for research and development services performed for collaborators and prepayments for product and service revenues. Deferred revenue consists of the following:

	December 31,
	2014	2013
Upfront and milestone payments	$107,228	$72,207
Prepaid research and development services	1,045	1,319
Prepaid product and service revenues	4,365	—
Other	571	45
Total	$113,209	$73,571
Current portion of deferred revenue	16,522	7,793
Long-term portion of deferred revenue	96,687	65,778
Total	$113,209	$73,571
7. Short-term and Long-term Investments
The Company’s investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$115,293	$54	$(12)	$115,335
Certificates of deposit	273	—	—	273
Total	$115,566	$54	$(12)	$115,608
The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$178,277	$35	$(13)	$178,299
Commercial paper	7,997	—	—	7,997
Certificates of deposit	2,266	—	(1)	2,265
Total	$188,540	$35	$(14)	$188,561
For more information on the Company’s method for determining the fair value of its assets, see Note 2 – “Fair Value of Financial Instruments”.
The estimated fair value of available-for-sale investments classified by their contractual maturities as of December 31, 2014 was:

Due within one year	$88,495
After one year through two years	27,113
Total	$115,608
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company’s investments were primarily the result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and have been in a loss position for less than 12 months.

As of December 31, 2014 and 2013, the Company did not consider any of its investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company’s ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.
8. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at December 31, 2014:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2014
Assets
U.S. government debt securities (Note 7)	$—	$115,335	$—	$115,335
Certificates of deposit (Note 7)	—	273	—	273
Equity securities (Note 6)	143,927	20,962	—	164,889
	$143,927	$136,570	$—	$280,497
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
Financial liabilities measured on a recurring basis were not significant at December 31, 2014 and 2013.
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
There were no transfers between levels of the fair value hierarchy in the years ended December 31, 2014 and 2013.

9. Inventory
Inventory consists of the following:

December 31, 2014
Supplies, semen and embryos	$1,184
Work in process	5,637
Livestock	16,996
Feed	1,972
Total inventory	$25,789
10. Property, Plant and Equipment, net
Property, plant and equipment consist of the following:

	December 31,
	2014	2013
Land and land improvements	$7,565	$55
Buildings and building improvements	7,265	945
Furniture and fixtures	1,236	876
Equipment	31,983	22,275
Leasehold improvements	6,382	5,147
Computer hardware and software	5,060	4,294
Construction in progress	1,002	314
	60,493	33,906
Less: Accumulated depreciation and amortization	(22,493)	(17,277)
Property, plant and equipment, net	$38,000	$16,629
Depreciation expense was $6,178, $4,325 and $4,957 for the years ended December 31, 2014, 2013 and 2012, respectively.
11. Goodwill and Intangible Assets, net
The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013, are as follows:

Balance as of December 31, 2012	$—
Acquisitions	13,823
Balance as of December 31, 2013	13,823
Acquisitions	87,236
Balance as of December 31, 2014	$101,059
No goodwill or accumulated impairment losses existed as of December 31, 2014 and 2013.

Intangible assets consist of the following at December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, related technologies and know-how	$41,872	$(10,849)	$31,023
Customer relationships	10,700	(806)	9,894
Trademarks	5,900	(298)	5,602
In-process research and development	19,428	—	19,428
Total	$77,900	$(11,953)	$65,947
Intangible assets consist of the following at December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, related technologies and know-how	$34,772	$(7,716)	$27,056
In-process research and development	14,900	—	14,900
Total	$49,672	$(7,716)	$41,956
Amortization expense was $4,237, $2,880 and $3,027 for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, the weighted average useful life for patents, related technologies and know-how; customer relationships; and trademarks was 11.5 years, 6.5 years, and 8.4 years, respectively. Total amortization expense is estimated to be $6,321 for each year from 2015 through 2016, $6,072 for 2017, $5,462 for 2018, $5,139 for 2019, and $17,204 for the cumulative period thereafter.
12. Lines of Credit and Long Term Debt
Lines of Credit
Trans Ova has a $10,000 revolving line of credit with First National Bank of Omaha which matures on May 1, 2015. The line of credit bears interest at the greater of 2.95% above the London Interbank Offered Rate or 3.00% and was 3.12% at December 31, 2014. As of December 31, 2014, there was an outstanding balance of $1,728. The amount available under the line of credit is based on the greater of eligible accounts receivable and inventory or the maximum line of credit amount. As of December 31, 2014, the amount available under the line of credit was $8,272.
Trans Ova's revolving line of credit is collateralized by certain of its assets and contain certain restricted covenants that include maintaining minimum tangible net worth, maximum allowable annual capital expenditures and working capital. Trans Ova was in compliance with these covenants as of December 31, 2014.
Exemplar has a $700 revolving line of credit with American State Bank which matures on November 1, 2015. The line of credit bears interest at 4.50% per annum. As of December 31, 2014, there was an outstanding balance of $545. As of December 31, 2014, the amount available under the line of credit was $155.
Long Term Debt
Long term debt consists of the following:

	December 31,
	2014	2013
Notes payable	$7,653	$—
Royalty-based financing	1,926	1,653
Other	790	—
Long term debt	10,369	1,653
Less current portion	1,675	—
Long term debt, less current portion	$8,694	$1,653

Trans Ova has a note payable with American State Bank which matures in April 2033 and has an outstanding principal balance of $5,952 as of December 31, 2014. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by all of Trans Ova's assets.
Trans Ova has a note payable with the Iowa Economic Development Authority which matures in July 2016 and has an outstanding principal balance of $1,099 as of December 31, 2014. Trans Ova pays quarterly installments of $183. The note payable is collateralized by certain of Trans Ova's real estate.
Exemplar has notes payable with outstanding principal balances totaling $602 as of December 31, 2014. Exemplar pays monthly installments ranging from $1 to $4 with interest rates ranging from 0% to 3.00%. These notes mature from September 2018 to May 2020 and are collateralized by certain of Exemplar's real estate or letters of credit of certain of its members.
AquaBounty has a royalty-based financing grant from the Atlantic Canada Opportunities Agency ("ACOA"), a Canadian government agency, to provide funding of a research and development project. The total amount available under the award is $2,470, which AquaBounty can claim over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to regulatory approval, the timing of repayment is uncertain. As of the acquisition date, AquaBounty had claimed $1,952 of the available funds and this amount was recorded at its acquisition date fair value of $1,107 (Note 4). The Company accretes the difference of $845 between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date and through December 31, 2014, AquaBounty has made subsequent claims of $767 resulting in total long term debt of $1,926 as of December 31, 2014.
Future maturities of long term debt are as follows:

2015	$1,675
2016	894
2017	363
2018	360
2019	336
Thereafter	4,815
Total	$8,443
The AquaBounty royalty-based financing grant is not included in the table above due to the uncertainty of the timing of repayment.
13. Income Taxes
For the year ended December 31, 2014, domestic loss before income taxes totaled $83,256, while foreign loss before income taxes totaled $2,463. For the year ended December 31, 2013, domestic loss before income taxes totaled $39,250, while foreign loss before income taxes totaled $1,658. For the year ended December 31, 2012, loss before income taxes was solely domestic. The Company recognized a current tax benefit of $103 in a foreign jurisdiction during the year ended December 31, 2014. There is no deferred income tax benefit recognized for the year ended December 31, 2014, nor current or deferred income tax benefits recognized for the years ended December 31, 2013 and 2012 due to the Company’s and its subsidiaries’ histories of net losses combined with an inability to confirm recovery of the tax benefits of the Company’s and its subsidiaries’ losses and other net deferred tax assets. Income tax benefit for the years ended December 31, 2014, 2013 and 2012 differed from amounts computed by applying the applicable U.S. federal corporate income tax rate of 34% to loss before income taxes as a result of the following:

	2014	2013	2012
Computed statutory income tax benefit	$(29,144)	$(13,909)	$(27,837)
Increase in income tax benefit resulting from State income tax benefit, net of federal income taxes	(3,544)	(1,834)	(3,711)
Nondeductible stock based compensation	1,386	575	333
Contribution of services by shareholder	677	527	527
Gain in previously held equity investment	—	(2,477)	—
Research and development tax credits	258	(1,203)	—
Other, net	1,503	1,317	(238)
	(28,864)	(17,004)	(30,926)
Change in valuation allowance for deferred tax assets	28,761	17,004	30,926
Total income tax provision	$(103)	$—	$—
The tax effects of temporary differences that comprise the deferred tax assets and liabilities at December 31, 2014 and 2013, are as follows:

	2014	2013
Deferred tax assets
Allowance for doubtful accounts	$783	$—
Equity securities	4,694	415
Property, plant and equipment	79	—
Accrued liabilities and long-term debt	2,703	1,445
Stock-based compensation	8,283	1,677
Deferred revenue	43,774	28,456
Research and development tax credits	9,661	10,062
Net operating loss carryforwards	103,114	97,395
Total deferred tax assets	173,091	139,450
Less: Valuation allowance	161,660	131,985
Net deferred tax assets	11,431	7,465
Deferred tax liabilities
Property, plant and equipment	—	140
Intangible assets	11,431	7,325
Total deferred tax liabilities	11,431	7,465
Net deferred tax assets (liabilities)	$—	$—
Activity within the valuation allowance for deferred tax assets during the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Valuation allowance at beginning of year	$131,985	$113,051	$82,125
Increase in valuation allowance as a result of
Mergers and acquisitions, net	914	1,930	—
Current year operations	28,761	17,004	30,926
Valuation allowance at end of year	$161,660	$131,985	$113,051
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
The Company’s past issuances of stock and mergers and acquisitions have resulted in ownership changes as defined in Section 382 of the Internal Revenue Code of 1986. As a result, utilization of portions of the net operating losses may be subject to annual limitations. As of December 31, 2014, approximately $16,400 of the Company’s net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1,500. As of December 31, 2014, approximately $19,100 of the Company’s net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction.
At December 31, 2014, the Company has loss carryforwards for federal income tax purposes of approximately $254,528 available to offset future taxable income and federal and state research and development tax credits of $6,770, prior to consideration of annual limitations that may be imposed under Section 382. These carryforwards will begin to expire in 2022. Of these loss carryforwards, $8,856 relate to benefits from stock compensation deductions that will be recorded as a component of paid-in capital when realized. The Company's direct foreign subsidiary has foreign loss carryforwards of approximately $11,800 that do not expire.
The Company does not record deferred taxes on the undistributed earnings of its direct foreign subsidiary because it does not expect the temporary differences related to those unremitted earnings to reverse in the foreseeable future. At December 31, 2014, the Company’s direct foreign subsidiary had accumulated earnings of approximately $196. Future distributions of accumulated earnings of the Company’s direct foreign subsidiary may be subject to U.S. income and foreign withholding taxes.
The Company does not file a consolidated income tax return with AquaBounty or BioPop. At December 31, 2014, AquaBounty has loss carryforwards for federal and foreign income tax purposes of approximately $12,500 and $4,600, respectively, available to offset future taxable income and foreign research and development tax credits of $2,600, prior to consideration of annual limitations that may be imposed under Section 382 or analogous foreign provisions. These carryforwards will begin to expire in 2018. As a result of the Company’s ownership in AquaBounty passing 50% in 2013, an annual Section 382 of approximately $900 per year will apply to losses and credits carried forward by AquaBounty from prior years, which are also subject to prior Section 382 limitations. At December 31, 2014, BioPop had an insignificant amount of loss carryforwards for federal income tax purposes available to offset future taxable income.
The Company and its subsidiaries apply provisions related to the accounting for uncertain income tax positions in ASC 740-10. The Company and its subsidiaries do not have material unrecognized tax benefits as of December 31, 2014. The Company does not anticipate significant changes in the amount of unrecognized tax benefits in the next 12 months. The Company’s tax returns for years 2004 and forward are subject to examination by federal or state tax authorities due to the carryforward of unutilized net operating losses and research and development tax credits.

14. Redeemable Convertible Preferred Stock and Shareholders’ Equity
Redeemable Convertible Preferred Stock
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
Private Placement
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

	Year Ended December 31,
	2014	2013	2012
Cost of products	$14	$—	$—
Cost of services	142	—	—
Research and development	4,817	514	377
Selling, general and administrative	16,876	2,407	1,081
Total	$21,849	$2,921	$1,458

Intrexon Stock Option Plans
On April 18, 2008, Intrexon adopted the 2008 Equity Incentive Plan (the “2008 Plan”) for employees and nonemployees pursuant to which Intrexon’s board of directors may grant share based awards, including stock options, to officers, key employees and nonemployees. During 2011, the 2008 Plan was amended to increase the number of authorized awards under the 2008 Plan from 2,857,142 to 5,714,285. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the “2013 Plan”), no new awards may be granted under the 2008 Plan. As of December 31, 2014, there were 1,747,494 stock options outstanding under the 2008 Plan.
On July 26, 2013, Intrexon adopted the 2013 Plan for employees and nonemployees pursuant to which Intrexon’s board of directors may grant share based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective upon the closing of the IPO. On June 9, 2014, Intrexon's shareholders voted to amend the 2013 Plan to increase the number of shares authorized for issuance under the 2013 Plan from 7,000,000 to 10,000,000. As of December 31, 2014, there were 6,576,050 stock options outstanding under the 2013 Plan, and there were 3,335,220 remaining shares available for Intrexon to grant under the 2013 Plan.
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
Intrexon uses the Black-Scholes option pricing model to estimate the grant-date fair value of all stock options. The Black-Scholes option pricing model requires the use of assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Since Intrexon does not have sufficient history to estimate the expected volatility of our common stock price, expected volatility is based on the average volatility of peer public entities that are similar in size and industry. Intrexon estimates the expected term of all options based on previous history of exercises. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield is 0% as Intrexon has not declared any common stock dividends to date and does not expect to declare common stock dividends in the near future. Prior to Intrexon’s IPO, the fair value of the underlying common stock is determined based on a valuation of Intrexon’s common stock. Subsequent to Intrexon’s IPO, the fair value of the underlying common stock is determined based on the quoted market price on the NYSE. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed and adjusted at least annually. The assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2014, 2013 and 2012 are set forth below:

	2014	2013	2012
Valuation assumptions
Expected dividend yield	0%	0%	0%
Expected volatility	62%—64%	73%—75%	71%—76%
Expected term (years)	6.25	6.25	6.00
Risk-free interest rate	1.82%—2.14%	0.96%—1.86%	0.80%—1.10%

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balances at December 31, 2011	3,614,530	$5.22	6.67
Granted	548,571	7.12
Exercised	(194,570)	(2.43)
Forfeited	(1,210,857)	(6.30)
Expired	(444,148)	(2.29)
Balances at December 31, 2012	2,313,526	5.90	7.87
Granted	989,709	13.06
Exercised	(88,764)	(6.04)
Forfeited	(335,746)	(6.94)
Expired	(38,077)	(5.17)
Balances at December 31, 2013	2,840,648	8.27	7.75
Granted	7,655,050	27.51
Exercised	(315,964)	(4.80)
Forfeited	(1,855,578)	(24.00)
Expired	(612)	(7.12)
Balances at December 31, 2014	8,323,544	22.59	8.64
Exercisable at December 31, 2014	1,448,434	8.27	6.25
Vested and Expected to Vest at December 31, 2014(1)	6,742,605	21.78	8.50

(1)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.
Total unrecognized compensation costs related to nonvested awards at December 31, 2014, 2013 and 2012 were $62,281, $9,639 and $4,910, respectively, and are expected to be recognized over a weighted-average period of approximately three years.
The weighted average grant date fair value of options granted during 2014, 2013 and 2012 was $16.40, $12.91 and $4.60, respectively. The aggregate intrinsic value of options exercised during 2014, 2013 and 2012 was $6,350, $1,136 and $913, respectively. The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of Intrexon’s common stock for those shares that had exercise prices lower than the fair value of Intrexon’s common stock.
The following table summarizes additional information about stock options outstanding as of December 31, 2014:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.39	—	$9.67	1,747,494	$6.49	6.25	$36,772	1,293,184	$6.07	5.90	$27,746
$15.39	—	$22.77	2,603,300	21.74	9.32	15,084	57,000	19.77	9.05	442
$24.73	—	$28.69	260,750	26.21	9.74	363	8,250	28.25	8.63	1
$29.95			1,000,000	29.95	9.21	—	—	—	0.00	—
$30.72			2,712,000	30.72	9.22	—	90,000	30.72	9.22	—
			8,323,544	$22.59	8.64	$52,219	1,448,434	$8.27	6.25	$28,189

The following table summarizes additional information about stock options outstanding as of December 31, 2013:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.39	—	$5.91	658,051	$3.15	4.96	$13,592	571,116	$2.78	4.63	$12,003
$7.12			1,194,887	7.12	7.80	19,931	546,805	7.12	7.77	9,121
$9.67			701,710	9.67	9.41	9,915	107,142	9.67	9.41	1,514
$19.83			225,500	19.83	9.96	895	—	—	0.00	—
$26.76	—	$28.69	60,500	27.33	9.67	—	2,500	28.69	9.62	—
			2,840,648	$8.27	7.75	$44,333	1,227,563	$5.37	6.44	$22,638
Intrexon currently uses authorized and unissued shares to satisfy share award exercises.
Other Plans
As of December 31, 2014, there were 397,000 options outstanding under the Exemplar membership interest unit option plan at a weighted average exercise price of $2.10 per unit of which 275,667 were exercisable.
As of December 31, 2014, there were 7,347,000 options outstanding under the AquaBounty 2006 Equity Incentive Plan at a weighted average exercise price of $0.31 per share of which 6,171,520 were exercisable. As of December 31, 2013, there were 6,624,000 options outstanding under the AquaBounty 2006 Equity Incentive Plan at a weighted average exercise price of $0.25 per share of which 6,052,000 were exercisable.
16. Commitments and Contingencies
Operating Leases
The Company leases facilities and certain equipment under noncancelable operating leases. The equipment leases are renewable at the option of the Company. At December 31, 2014, future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2015	$4,177
2016	4,162
2017	2,695
2018	1,355
2019	1,275
Thereafter	2,430
$16,094
Rent expense, including other facility expenses, was $8,511, $5,672 and $5,036 in 2014, 2013 and 2012, respectively.
The Company maintains subleases for certain of its facilities. Rental income under sublease agreements was $908, $365 and $151 for the years ended December 31, 2014, 2013 and 2012, respectively. Future rental income is $1,316 for 2015, $993 for 2016, and $96 for 2017.
Contingencies
On March 6, 2012, Trans Ova was named as a defendant in a licensing and patent infringement suit brought by XY, Inc. alleging that certain of Trans Ova's activities breach a licensing agreement and infringe on patents that XY, Inc. allegedly owns. Trans Ova is reviewing, defending and filing counter claims in the case. The matter may go to trial in 2015. Based on advice from legal counsel, Trans Ova believes that XY, Inc.'s complaints are without merit; however, no assurances can be given that this matter will be resolved in Trans Ova's favor. Furthermore, no assurances can be made that the legal proceedings will be concluded in accordance with the present schedule.
The Company may become subject to claims and assessments from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2014 and 2013, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
Certain affiliates of Third Security were shareholders of the Series B, B-1, C, C-1, C-2, C-3, D, E, and F Redeemable Convertible Preferred Stock.
The Company reimburses Third Security for certain out-of-pocket expenses incurred on the Company’s behalf. The total amount of expenses reimbursed by the Company for the years ended December 31, 2014, 2013 and 2012, was $291, $455, and $49, respectively.
On June 6, 2011, the Company entered into an exclusive licensing agreement with Halozyme Therapeutics, Inc. (“Halozyme”) for the use of Halozyme’s proprietary enzyme in one of the Company’s targeted therapeutics. The Company and Halozyme are related parties through common ownership by affiliates of Third Security. The Company’s CEO also serves on Halozyme’s board of directors. The Company terminated the agreement effective May 2014 and no further payments are due after that date.
The Manager of Third Security is also the Chief Executive Officer (“CEO”) and Chairman of the Board of Directors of the Company. The CEO has not received compensation for his services as CEO, and as a result, the Company recorded $1,991, $1,550 and $1,550 in compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively, based on the estimated salary and benefits appropriate for the role.
Transactions with ECC Parties
In addition to entities controlled by Third Security, any entity in which the Company holds equity securities, including securities received as upfront or milestone consideration, and which also are party to a collaboration with the Company are considered to be related parties.
In conjunction with the ECC with Ziopharm (Note 6), the Company agreed to purchase up to an additional $50,000 of common stock in conjunction with securities offerings that may be conducted by Ziopharm in the future, subject to certain conditions and limitations. Between February 2011 and October 2013, the Company purchased an aggregate of $30,982 of Ziopharm securities. At December 31, 2014, the Company had $19,081 remaining on its purchase commitment. See discussion of the Company's purchase of additional common stock of Ziopharm subsequent to year-end at Note 21.
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
In conjunction with the ECC with Oragenics (Note 6), the Company is entitled to, at its election, purchase up to 30% of securities offerings that may be conducted by Oragenics in the future, subject to certain conditions and limitations. On November 20, 2013, the Company purchased 1,100,000 shares of Oragenics common stock at $2.50 per share. On September 30, 2013, the Company purchased 1,300,000 shares of Oragenics common stock at $3.00 per share in a private transaction.
On October 1, 2013, the Company purchased 2,439,024 shares of Fibrocell common stock at $4.10 per share.
The Company entered into an ECC with Histogenics Corporation ("Histogenics") in September 2014 and received a $10,000 convertible promissory note as upfront consideration. The note originally matured in September 2015 and accrued interest at 6.0% per annum. Upon the closing of Histogenics' IPO on December 7, 2014, the note, as well as accrued interest, was converted to Histogenics' common stock. Additionally, the Company purchased 1,772,364 shares of Histogenics common stock at $11.00 per share in the IPO.
The Company recognized $41,030, $22,783, and $13,076 of collaboration revenues from related parties in the years ended December 31, 2014, 2013 and 2012, respectively.
18. Net Loss per Share
The following table presents the historical computation of basic and diluted net loss per share:

	2014	2013	2012
Historical net loss per share:
Numerator:
Net loss attributable to Intrexon	$(81,822)	$(38,980)	$(81,874)
Add: Accretion of dividends on redeemable convertible preferred stock	—	(18,391)	(21,994)
Net loss attributable to common shareholders	$(81,822)	$(57,371)	$(103,868)
Denominator:
Weighted average shares outstanding, basic and diluted	99,170,653	40,951,952	5,533,690
Net loss attributable to common shareholders per share, basic and diluted	$(0.83)	$(1.40)	$(18.77)
The following potentially dilutive securities as of December 31, 2014, 2013, and 2012, have been excluded from the computations of diluted weighted average shares outstanding for the years then ended as they would have been anti-dilutive:

	December 31,
	2014	2013	2012
Common shares issuable upon conversion of all Series Preferred	—	—	64,517,977
Options	8,323,544	2,840,648	2,313,526
Warrants	352,483	414,404	511,098
Total	8,676,027	3,255,052	67,342,601
In addition to the potentially dilutive securities in the table above, Series Preferred cumulative dividends convertible into common shares at a price per share equal to the fair market value of a common share at the time of conversion have been excluded from the computation of diluted weighted-average shares outstanding for the years ended December 31, 2013 and 2012.
19. Quarterly Financial Information (Unaudited)
The following information has been derived from unaudited consolidated statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$7,854	$11,787	$21,197	$31,092
Operating loss	(17,872)	(18,082)	(15,047)	(18,961)
Net income (loss)	3,249	(52,935)	(53,862)	17,932
Net income (loss) attributable to Intrexon	4,115	(52,043)	(52,725)	18,831
Net income (loss) attributable to common shareholders per share, basic	$0.04	$(0.53)	$(0.53)	$0.19
Net income (loss) attributable to common shareholders per share, diluted	0.04	(0.53)	(0.53)	0.18

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$3,885	$6,690	$6,042	$7,143
Operating loss	(14,006)	(14,254)	(12,037)	(17,726)
Net income (loss)	(36,362)	(6,519)	14,991	(13,018)
Net income (loss) attributable to Intrexon	(36,311)	(5,963)	15,498	(12,204)
Net income (loss) attributable to common shareholders per share, basic	$(7.54)	$(2.45)	$0.15	$(0.13)
Net income (loss) attributable to common shareholders per share, diluted	(7.54)	(2.45)	0.15	(0.13)
20. Defined Contribution Plans
The Company sponsors defined contribution plans covering employees who meet certain eligibility requirements. The Company makes contributions to the plans in accordance with terms specified in the plan agreement. The Company’s contributions to the plans were $776, $598 and $755 in 2014, 2013 and 2012, respectively.
21. Subsequent Events
On January 13, 2015, the Company and Ziopharm jointly entered into a license agreement with the University of Texas System Board of Regents on behalf of the University of Texas M.D. Anderson Cancer Center (“M.D. Anderson”) whereby the Company and Ziopharm received an exclusive license to certain technologies owned and licensed by M.D. Anderson, including technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies, as well as co-licenses and non-exclusive licenses to certain other related technologies. The Company is obligated to issue 2,100,085 shares of its common stock valued at approximately $59,600 to M.D. Anderson as consideration within sixty days of the effective date.
In connection with the license agreement, the Company, Ziopharm, and M.D. Anderson agreed to enter into a research and development agreement which will govern certain operational activities between the parties and pursuant to which Ziopharm will provide funding for certain research and development activities of M.D. Anderson for a period of three years, in an amount between $15,000 and $20,000 per year. The Company and Ziopharm are obligated to reimburse M.D. Anderson for out of pocket expenses for maintaining patents covering the licensed technologies.
On January 27, 2015, the Company closed a public offering of 4,312,500 shares of its common stock, inclusive of 562,500 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering and 555,556 shares of common stock purchased by affiliates of Third Security (Note 17), at a public offering price of $27.00 per share. The aggregate proceeds of the offering were approximately $110,000, net of underwriting discounts and commissions of approximately $6,100 and offering expenses paid by the Company of approximately $300.
On February 9, 2015, the Company purchased $12,600 of Ziopharm common stock in a securities offering reducing the remaining obligation on the Company’s equity purchase commitment (Note 17) to $6,481.
On February 23, 2015, the Company acquired 100% of ActoGeniX NV ("ActoGeniX"), a European clinical stage biopharmaceutical company, for approximately $30,000 in cash and 965,377 shares of Company common stock, pursuant to a Stock Purchase Agreement dated as of February 13, 2015. ActoGeniX's platform technology complements the broad collection of technologies available for current and future collaborations.
On February 23, 2015, the Company acquired, through an exchange offer, the remaining outstanding membership interests of its majority-owned indirect subsidiary, Exemplar, for approximately $1,600 in cash and 307,074 shares of Company common stock.
On February 27, 2015, the Company entered into a definitive agreement to acquire 100% of Okanagan Specialty Fruits Inc. for approximately $31,000 in Company common stock and approximately $10,000 in cash.  Consummation of the transaction, anticipated in the first half of 2015, is subject to customary closing conditions.

ZIOPHARM Oncology, Inc.
Financial Statements
December 31, 2014, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ZIOPHARM Oncology, Inc.
Boston, Massachusetts

We have audited the accompanying balance sheets of ZIOPHARM Oncology, Inc. as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. ZIOPHARM Oncology, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZIOPHARM Oncology, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey LLP

Boston, Massachusetts
February 26, 2015

ZIOPHARM Oncology, Inc.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$42,803	$68,204
Receivables	145	145
Prepaid expenses and other current assets	1,139	1,948
Total current assets	44,087	70,297
Property and equipment, net	531	801
Deposits	128	128
Other non current assets	491	528
Total assets	$45,237	$71,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,004	$422
Accrued expenses	7,182	6,357
Deferred revenue - current portion	1,360	800
Deferred rent - current portion	280	212
Total current liabilities	10,826	7,791
Deferred revenue	—	1,933
Deferred rent	570	851
Warrant liabilities	—	11,776
Other long term liabilities	—	20
Total liabilities	$11,396	$22,371
Commitments and contingencies (note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 104,452,105 and 100,159,618 shares issued and outstanding at December 31, 2014 and 2013, respectively	$104	$100
Additional paid-in capital - common stock	406,349	386,511
Additional paid-in capital - warrants issued	—	3,603
Accumulated Deficit	(372,612)	(340,831)
Total stockholders’ equity	33,841	49,383
Total liabilities and stockholders’ equity	$45,237	$71,754
The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2014	2013	2012
Revenue	$1,373	$800	$800
Operating expenses:
Research and development	32,706	42,852	83,446
General and administrative	12,166	15,661	19,523
Total operating expenses	44,872	58,513	102,969
Loss from operations	(43,499)	(57,713)	(102,169)
Other income (expense), net	(5)	(579)	(13)
Change in fair value of warrants	11,723	1,185	6,050
Net loss	$(31,781)	$(57,107)	$(96,132)
Basic and diluted net loss per share	$(0.31)	$(0.66)	$(1.22)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	101,130,710	85,943,175	78,546,112

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Stockholder’s Equity
			Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at December 31, 2011	69,206,044	$69	$246,519	$12,611	$(187,592)	$71,607
Stock-based compensation	—	—	4,880	—	—	4,880
Issuance of common stock in a securities offering, net of commission and expenses of $3,426	10,114,401	11	49,159	—	—	49,170
Exercise of warrants to purchase common stock	259,660	—	1,011	(269)	—	742
Exercise of employee stock options	8,300	—	30	—	—	30
Issuance of restricted common stock	258,032	—	—	—	—	—
Repurchase of shares of restricted common stock	(123,153)	—	(546)	—	—	(546)
Cancelled restricted stock	(123,370)	—	—	—	—	—
Expired warrants	—	—	5,433	(5,433)	—	—
Issuance of common stock in a collaboration agreeement	3,636,926	3	18,691	—	—	18,694
Net loss	—	—	—	—	(96,132)	(96,132)
Balance at December 31, 2012	83,236,840	$83	$325,177	$6,909	$(283,724)	$48,445
The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Cont.)
(in thousands, except share and per share data)

			Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/

	Common Stock
	Shares	Amount
Stock-based compensation	—	—	3,507	—	—	3,507
Issuance of common stock, net of commission and expenses of $3,678	16,445,000	16	53,864	—	—	53,880
Exercise of warrants to purchase common stock	112,808	—	396	(196)	—	200
Exercise of employee stock options	570,168	1	955	—	—	956
Issuance of restricted common stock	75,272	—	—	—	—	—
Repurchase of shares of restricted common stock	(116,723)	—	(498)	—	—	(498)
Cancelled of restricted stock	(163,747)	—	—	—	—	—
Expired warrants	—	—	3,110	(3,110)	—	—
Net loss	—	—	—	—	(57,107)	(57,107)
Balance at December 31, 2013	100,159,618	$100	$386,511	$3,603	$(340,831)	$49,383
The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Cont.)
(in thousands, except share and per share data)

	Stockholder’s Equity
			Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity/

	Common Stock
	Shares	Amount
Stock-based compensation	—	—	4,743	—	—	4,743
Exercise of warrants to purchase common stock	3,747,254	4	13,963	(3,313)	—	10,654
Exercise of employee stock options	613,138	—	1,386	—	—	1,386
Issuance of restricted common stock	66,828	—	—	—	—	—
Repurchase of shares of restricted common stock	(112,333)	—	(544)	—	—	(544)
Cancelled of restricted stock	(22,400)	—	—	—	—	—
Expired warrants	—	—	290	(290)	—	—
Net loss	—	—	—	—	(31,781)	(31,781)
Balance at December 31, 2014	104,452,105	$104	$406,349	$0	$(372,612)	$33,841
The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(31,781)	$(57,107)	$(96,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	462	738	658
Stock-based compensation	4,743	3,507	4,880
Change in fair value of warrants	(11,723)	(1,185)	(6,050)
Loss on disposal of fixed assets	—	585	48
Common stock issued in exchange for in-process research and development	—	—	18,694
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	—	(87)	21
Prepaid expenses and other current assets	809	4,964	(5,599)
Other noncurrent assets	37	473	(230)
Deposits	—	4	(43)
Increase (decrease) in:
Accounts payable	1,582	(1,087)	(218)
Accrued expenses	827	(10,159)	5,695
Deferred revenue	(1,373)	(800)	(800)
Deferred rent	(213)	625	244
Other noncurrent liabilities	(20)	20	—
Net cash used in operating activities	(36,650)	(59,509)	(78,832)
Cash flows from investing activities:
Purchases of property and equipment	(193)	(132)	(1,559)
Proceeds from sale of property and equipment	—	1	—
Net cash used in investing activities	(193)	(131)	(1,559)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,386	956	30
Payments to employees for repurchase of restricted common stock	(544)	(498)	(546)
Proceeds from exercise of warrants	10,600	200	330
Proceeds from issuance of common stock and warrants, net	—	53,880	49,170
Net cash provided by financing activities	11,442	54,538	48,984
Net decrease in cash and cash equivalents	(25,401)	(5,102)	(31,407)
Cash and cash equivalents, beginning of period	68,204	73,306	104,713
Cash and cash equivalents, end of period	$42,803	$68,204	$73,306
Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
Supplementary disclosure of noncash investing and financing activities:
Exercise of equity-classified warrants to common shares	$692	$196	$269
Exercise of liability-classified warrants to common shares	$54	$—	$412
The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	Organization
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
The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2014, the Company’s accumulated deficit was approximately $372.6 million. Taking into account the receipt of approximately $94.6 million in net proceeds from the February 2015 public offering of common stock, and given the development plans, the Company anticipates cash resources will be sufficient to fund operations into the first quarter of 2017. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

2.	Financings
On February 3, 2015, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 10,000,000 shares of our common stock. The price to the public in the offering was $8.75 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $8.225 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,500,000 shares of common stock at a purchase price of $8.225 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-201826) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 10,000,000 shares and the additional 1,500,000 shares on February 9 and February 17, 2015, respectively. The net proceeds from the offering were approximately $94.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company.
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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

2.	Financings (Continued)
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
Subsequent Events
On January 13, 2015, the Company, together with Intrexon, entered into a license agreement, or the License, with The University of Texas M.D. Anderson Cancer Center (“MD Anderson”). Pursuant to the License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., professor of pediatrics at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies.
Pursuant to the terms of the License, MD Anderson will receive, within sixty days of the date of the License, consideration of $50 million in shares of our common stock (or 10,124,561 shares), and $50 million in shares of Intrexon’s common stock in each case based on a trailing 20 day volume weighted average of the closing price of

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

3.    Summary of Significant Accounting Policies (Continued)
the Company’s and Intrexon’s common stock ending on the date prior to the announcement of the entry into the License, collectively referred to as the License Shares, pursuant to the terms of the License Shares Securities Issuance Agreement described below. The Company and Intrexon also agreed to reimburse MD Anderson for out of pocket expenses for maintaining patents covering the licensed technologies.
In addition, pursuant to the License, MD Anderson has agreed to transfer to us certain existing research programs described in the License and to grant to Intrexon and us certain additional technology rights related thereto. In connection with such transfer, the terms of the License also require us and Intrexon to enter into a research and development agreement with MD Anderson pursuant to which the Company will provide funding for certain research and development activities of MD Anderson for a period of three years, in an amount between $15 and $20 million per year. The first quarterly payment of $3.75 million due under this arrangement is required to be made by us within 60 days of the date of the License.
The term of the License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the License; provided, however, that following the expiration of the term, the Company and Intrexon shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder. After ten years from the date of the License and subject to a 90 day cure period, MD Anderson will have the right to convert the License into a non-exclusive license if the Company and Intrexon are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case basis. After five years from the date of the License and subject to a 180 day cure period, MD Anderson will have the right to terminate the License with respect to specific technology(ies) funded by the government or subject to a third party contract if the Company and Intrexon are not meeting the diligence requirements in such funding agreement or contract, as applicable. Subject to a 30 day cure period, MD Anderson has the right to terminate the License if the Company and Intrexon fail to timely deliver the shares due in consideration for the License. MD Anderson may also terminate the agreement with written notice upon material breach by us and Intrexon, if such breach has not been cured within 60 days of receiving such notice. In addition, the License will terminate upon the occurrence of certain insolvency events for both us and Intrexon and may be terminated by the mutual written agreement of us, Intrexon and MD Anderson.
On January 9, 2015, in order to induce MD Anderson to enter into the License on an accelerated schedule, the Company and Intrexon entered into a letter agreement, or the Letter Agreement, pursuant to which MD Anderson will receive consideration of $7.5 million in shares of the our common stock (or 1,597,602 shares), and $7.5 million in shares of Intrexon’s common stock in each case based on a trailing 20 day volume weighted average of the closing price of the our and Intrexon’s common stock ending on the date prior to the Letter Agreement, collectively referred to as the Incentive Shares, in the event that the License was entered into on or prior to 8:00 am pacific time on January 14, 2015, referred to as the Accelerated Closing Deadline. The Incentive Shares will be issued to MD Anderson within sixty days of the date of the License pursuant to the terms of the Incentive Shares Securities Issuance Agreement described below.
In connection with the entry into the License, on January 13, 2015, the Company entered into a Securities Issuance Agreement with MD Anderson, or the License Shares Securities Issuance Agreement, pursuant to which the Company agreed to issue and sell the License Shares to MD Anderson in consideration for the License. The closing of the issuance and sale of the License Shares under the License Shares Securities Issuance Agreement will occur within sixty days of the date of the License, subject to customary closing conditions.
In connection with the entry into the Letter Agreement, on January 13, 2015, the Company entered into a Securities Issuance Agreement with MD Anderson, or the Incentive Shares Securities Issuance Agreement,

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

3.    Summary of Significant Accounting Policies (Continued)
pursuant to which the Company agreed to issue and sell the Incentive Shares to MD Anderson in consideration for the execution and delivery of the License on or prior to the Accelerated Closing Deadline in connection with the Letter Agreement. The closing of the issuance and sale of the Incentive Shares under the Incentive Shares Securities Issuance Agreement will occur within sixty days of the date of the License, subject to customary closing conditions.
Also in connection with the License and the issuance of the License Shares and the Incentive Shares, on January 13, 2015, the Company and MD Anderson entered into a Registration Rights Agreement, or the Registration Rights Agreement, pursuant to which the Company agreed to file a “resale” registration statement, or the Registration Statement, registering the resale of the License Shares, the Incentive Shares and any other shares of our common stock held by MD Anderson on the date that the Registration Statement is filed, within 15 days of the closing under the License Shares Securities Issuance Agreement. Under the Registration Rights Agreement, the Company is obligated to use our reasonable best efforts to cause the Registration Statement to be declared effective as promptly as practicable after filing and in no event later than 120 days of the closing under the License Shares Securities Issuance Agreement and to maintain the effectiveness of the Registration Statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions.
Our director, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon, which is a party to the License. Mr. Kirk is also one of our principal stockholders.
On February 3, 2015, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC (see Note 2 above).
The Company evaluated all other events and transactions that occurred after the balance sheet date through the date of this filing. Except as disclosed above, the Company did not have any other material subsequent events that impacted its financial statements or disclosures.
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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

3.    Summary of Significant Accounting Policies (Continued)
Restricted Cash
Other assets include $388 thousand that is restricted as collateral for the Company’s facility leases and $103 thousand that is restricted as collateral for a line of credit.
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
Fair Value Measurements
The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 are as follows:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$37,290	$37,290	$—	$—
Warrant liability	$—	$—	$—	$—

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

3.    Summary of Significant Accounting Policies (Continued)

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$66,794	$66,794	$—	$—
Warrant liability	$11,776	$—	$11,776	$—
The cash equivalents consist primarily of short term U.S. treasury money market mutual funds which are actively traded. The warrants were valued using a binomial valuation model. As of December 31, 2014, all liability classified warrants had expired. See Note 9 to the financial statements, Warrants, for additional disclosure on the valuation methodology and significant assumptions.
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
Income Taxes
Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

3.    Summary of Significant Accounting Policies (Continued)
and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. The Company evaluates the realizability of its deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.
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
The Company recognizes the full impact of its share-based employee payment plans in the statements of operations for each of the years ended December 31, 2014, 2013, and 2012 and did not capitalize any such costs on the balance sheets. The Company recognized $3.7 million, $2.3 million, and $3.1 million of compensation expense related to vesting of employee stock options during the years ended December 31, 2014, 2013, and 2012, respectively. In the years ended December 31, 2014, 2013, and 2012, the Company recognized $1.0 million, $1.2 million, and $1.7 million of compensation expense, respectively, related to vesting of restricted stock (see Note 12 to the financial statements, Stock Option Plan). In the years ended December 31, 2014, 2013, and 2012, the Company recognized $4.7 million, $3.5 million, and $4.9 million of compensation expense, respectively, related to vesting of all employee and director awards. The following table presents share-based compensation expense included in the Company’s Statements of Operations:

	Year ended December 31,
(in thousands)	2014	2013	2012
Research and development	$1,416	$792	$1,917
General and administrative	3,327	2,715	2,963
Share based employee compensation expense before tax	4,743	3,507	4,880
Income tax benefit	—	—	—
Net share based employee compensation expense	$4,743	$3,507	$4,880
The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted-average fair value of stock options granted to employees in 2014, 2013, and 2012 was approximately $3.58, $2.51, and $3.06 per share, respectively. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

3.    Summary of Significant Accounting Policies (Continued)
based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The Company calculated expected term using the simplified method described in SEC Staff Accounting Bulletin, or SAB, No. 107 and No. 110 as it continues to meet the requirements promulgated in Staff Accounting Bulletin No. 110. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2014	2013	2012
Weighted average risk-free interest rate	1.74 - 2.11%	1.00 - 2.10%	0.79 - 1.13%
Expected life in years	6	6	6
Expected volatility	85.22 - 94.55%	83.40 - 95.96%	83.36 - 83.53%
Expected dividend yield	—	—	—
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company’s potential dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be antidilutive. Such potential common shares at December 31, 2014, 2013, and 2012 consist of the following:

	December 31,
	2014	2013	2012
Stock options	6,505,664	6,747,303	7,147,303
Unvested restricted stock	144,508	352,865	733,739
Warrants	—	10,539,767	11,197,454
	6,650,172	17,639,935	19,078,496
New Accounting Pronouncements
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) in which management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. This update is effective for annual periods beginning after December 15, 2016, and early application is permitted for any annual or interim period thereafter.
On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915), which simplifies financial reporting for development stage entities by eliminating requirements specific to development stage entities. As a result, entities in a development stage will no longer need to present inception-to-date information about income statement line items, cash flows, and equity transactions. Instead, the new guidance clarifies how these entities should tailor existing disclosures to explain the risks and uncertainties related to their activities. This update is effective for annual periods beginning after December 15, 2014, and early application is permitted

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

3.    Summary of Significant Accounting Policies (Continued)
for any annual or interim period for which the entity’s financial statements have not yet been issued. The Company adopted this guidance prior to issuing the financial statements in this Quarterly Report on Form 10-Q. The adoption of ASU 2014-10 impacted presentation and disclosure only and did not have any impact on financial position or results of operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. This standard removes inconsistencies and weaknesses between U.S. GAAP and IFRS in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This update is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not permitted. The company believes that the adoption of this standard will not have an impact on our financial position or results of operations.
4.    Restructuring
The Company underwent restructuring activities during the year ended December 31, 2013 which included a reduction in workforce and office space, resulting in sublease agreements in Boston and New York. As a result, the Company incurred restructuring charges of $1.7 million, $0.6 million was included in general and administrative expenses and $1.1 million was included in research and development expenses. The Company also incurred charges for exit and disposal activities from the Boston and New York sublease agreements which resulted in an aggregate loss of $0.8 million recorded in general and administrative expenses, and a loss on the disposal of fixed assets of $0.6 million, recorded in Other income in the Statement of Operations for the year ended December 31, 2013.
On October 17, 2013, the Company entered into a sublease agreement to lease 7,259 square feet in our New York office to a subtenant. The Company remains primarily liable to pay rent on the original lease. Accordingly, the Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from our subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013.
On August 30, 2013, the Company entered into a sublease agreement to lease 5,249 square feet in our Boston office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $42 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $367 thousand, less $325 thousand in payments from our subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $194 thousand, and recorded a loss on disposal of fixed assets. The company previously held a security deposit of $20 thousand in accordance with the sublease, which was recorded in other non-current assets and other liabilities on the balance sheet for the year ended December 31, 2013. This sublease tenant vacated the lease in October 2014. As of December 31, 2014, the company applied the $20 thousand deposit against outstanding rent. The company is actively pursuing a subtenant to lease a portion of the space in the Boston Office that was vacated by a previous subtenant.
On July 16, 2012, the Company announced that it restructured its management team and closed its Germantown, MD office. As a result of this action, the Company recorded a restructuring charge, consisting primarily of

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

4.    Restructuring (Continued)
severance, stock based compensation associated with stock option modifications (see Note 12 to the financial statements, Stock Option Plan) and health benefit continuation costs of approximately $1.3 million. These costs are included in general and administrative expense for the year ended December 31, 2012.
5.    Property and Equipment, net
Property and equipment, net, consists of the following:

	December 31,
(in thousands)	2014	2013
Office and computer equipment	$1,094	$1,076
Software	874	884
Leasehold improvements	927	841
Manufacturing equipment	251	153
	3,146	2,954
Less: accumulated depreciation	(2,615)	(2,153)
Property and equipment, net	$531	$801
Depreciation and amortization charged to the Statement of Operations for the years ended December 31, 2014, 2013, and 2012 was: $462 thousand, $738 thousand and, $658 thousand, respectively.
6.    Accrued Expenses
Accrued expenses consist of the following:

	December 31,
(in thousands)	2014	2013
Clinical consulting services	$2,802	$3,751
Preclinical services	2,027	513
Employee compensation	768	252
Professional services	422	582
Payroll taxes and benefits	417	255
Manufacturing services	308	547
Other consulting services	226	230
Accrued vacation	212	227
Accrued expenses	$7,182	$6,357
7.    Related Party Transactions
On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or Channel Agreement, with Intrexon Corporation, or Intrexon (see Note 8 to the financial statements, Commitments and Contingencies, for additional disclosure relating to the Channel Agreement). Our director, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon. During the year ended December 31, 2012, the Company paid Intrexon approximately $11.4 million, of which $6.6 million was for preclinical and clinical research services already incurred and the remaining $4.8 million was for services expected to be incurred within a year. This amount was included as part of prepaid expenses and other current assets on the balance sheet as of December 31, 2012. During the year ended December 31, 2013, the Company expensed $7.8 million for services performed by Intrexon, of which $4.8 million was applied to the prepaid balance in other current assets, $2.4 million was paid to Intrexon and $0.6 million was recorded in accrued expenses. As of December 31, 2013, the prepaid balance in other current assets on the accompanying balance sheet has been reduced to $0. During the

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

7.    Related Party Transactions (Continued)
year ended December 31, 2014, the Company expensed $12.0 million for services performed by Intrexon, of which $10.1 million was paid to Intrexon and $1.9 million was recorded in accounts payable and accrued expenses. As of December 31, 2014, the prepaid balance in other current assets on the accompanying balance sheet has been reduced to $0.
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
On February 2, 2015, Intrexon purchased 1,440,000 shares of common stock in the Company’s public offering (see Note 2 to the financial statements, Financings).
Intrexon’s purchases were made on terms that were the same as others participating in the above financings.
8.    Commitments and Contingencies
Operating Leases
Prior to December 31, 2012, the Company entered into an operating lease in New York, NY, consisting of 6,251 square feet of office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding 1,008 square feet of office space. As of December 31, 2012, the Company occupied 7,259 square feet of space in New York, NY, and maintained a $388 thousand letter of credit. The collateral for the letter of credit is recorded in other non-current assets on the balance sheet as of December 31, 2014. The lease for office space in New York, NY expires in October 2018.
On October 17, 2013, the Company entered into a sublease agreement to lease 7,259 square feet in our New York office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from our subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013. The Company continues to maintain a $388 thousand letter of credit. The collateral for the letter of credit is recorded in other non-current assets on the balance sheet as of December 31, 2014. The lease for office space in New York, NY expires in October 2018.
Prior to December 31, 2012, the Company entered into separate operating lease agreements for various spaces in a building in Boston, MA. That space consisted of 5,249 square feet on the first floor, 8,538 square feet on the second floor, and 6,959 square feet on the third floor. In June 2012, the Company re-negotiated a master lease for the entire Boston office space, added 9,800 square feet of office space on the fourth floor, surrendered 4,113 square feet from the second floor, and incorporated all floors’ lease agreements under the same master agreement expiring in August 2016. The Company provided an additional $41 thousand security deposit for the additional space on the fourth floor. As of December 31, 2012, a total security deposit of $127 thousand was paid to its landlord for security deposits for these agreements.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.    Commitments and Contingencies (Continued)
On August 30, 2013, the Company entered into a sublease agreement to lease 5,249 square feet in our Boston office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $42 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $367 thousand, less $325 thousand in payments from our subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $194 thousand, and recorded a loss on disposal of fixed assets. The company previously held a security deposit of $20 thousand in accordance with the sublease, which was recorded in other non-current assets and other liabilities on the balance sheet for the year ended December 31, 2013. This sublease tenant vacated the lease in October 2014. As of December 31, 2014, the company applied the $20 thousand deposit against outstanding rent. The company is actively pursuing a subtenant to lease a portion of the space in the Boston Office that was vacated by a previous subtenant.
As of December 31, 2014, the Company occupies 21,184 square feet of space in its Boston, MA office and has paid a total of $127 thousand for security deposits, which are recorded in other non-current assets on the balance sheet.
In April 2011, the Company entered into an operating lease for office space in Germantown, MD, consisting of 2,227 square feet. As of December 31, 2011, the Company recorded the $4 thousand security deposit in other non-current assets on the balance sheet. The lease would have expired in March 2014; however, on July 16, 2012, the Germantown, Maryland office was closed. In June 2013, the Company paid off the remainder of the Germantown, Maryland lease obligation.
Future net minimum lease payments under operating leases as of December 31, 2014 are as follows (in thousands):

2015	$1,235
2016	997
2017	501
2018	424
2019	—
3,157
Less: contractual sublease income	(1,224)
Future minimum lease payments, net	$1,933
Total rent expense was approximately $1.2 million, $1.0 million, and $1.1 million for the years ended December 31, 2014, 2013, and 2012. The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at December 31, 2014 and 2013 of $850 thousand ($280 thousand current and $570 long-term) and $1.1 million ($212 thousand current and $851 long-term) respectively, which is recorded in deferred rent on the balance sheet.
License Agreements
Exclusive Channel Partner Agreement with Intrexon Corporation
On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or the Channel Agreement, with Intrexon that governs a “channel partnering” arrangement in which the Company uses

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.    Commitments and Contingencies (Continued)
Intrexon’s technology directed towards in vivo expression of effectors in connection with the development of Ad-RTS-IL-12 + veledimex and DC-RTS-IL-12 + veledimex and generally to research, develop and commercialize products, in each case in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which the Company collectively refer to as the Cancer Program. The Channel Agreement establishes committees comprised of representatives of us and Intrexon that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.
The Channel Agreement grants us a worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which we collectively refer to as the ZIOPHARM Products. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of ZIOPHARM Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Intrexon’s written consent.
Under the Channel Agreement, and subject to certain exceptions, the Company is responsible for, among other things, the performance of the Cancer Program, including development, commercialization and certain aspects of manufacturing of ZIOPHARM Products. Intrexon is responsible for the costs of establishing manufacturing capabilities and facilities for the bulk manufacture of products developed under the Cancer Program, certain other aspects of manufacturing and costs of discovery-stage research with respect to platform improvements and costs of filing, prosecution and maintenance of Intrexon’s patents.
Subject to certain expense allocations and other offsets provided in the Channel Agreement, the Company will pay Intrexon on a quarterly basis 50% of net profits derived in that quarter from the sale of ZIOPHARM Products, calculated on a ZIOPHARM Product-by- ZIOPHARM Product basis. The Company has likewise agreed to pay Intrexon on a quarterly basis 50% of revenue obtained in that quarter from a sublicensor in the event of a sublicensing arrangement. In addition, in partial consideration for each party’s execution and delivery of the Channel Agreement, the Company entered into a Stock Purchase Agreement with Intrexon.
Upon termination of the Channel Agreement, the Company may continue to develop and commercialize any ZIOPHARM Product that, at the time of termination:

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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.    Commitments and Contingencies (Continued)
Our obligation to pay 50% of net profits or revenue described above with respect to these “retained” products will survive termination of the Channel Agreement.
License Agreement—The University of Texas M. D. Anderson Cancer Center
On January 13, 2015, the Company, together with Intrexon, entered into a license agreement, or the License, with MD Anderson. Pursuant to the License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., professor of pediatrics at MD Anderson, as well as either co-exclusive or non-exclusive licenses under certain related technologies.
Pursuant to the terms of the License, MD Anderson will receive, within sixty days of the date of the License, consideration of $50 million in shares of our common stock (or 10,124,561 shares), and $50 million in shares of Intrexon’s common stock in each case based on a trailing 20 day volume weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the announcement of the entry into the License, collectively referred to as the License Shares, pursuant to the terms of the License Shares Securities Issuance Agreement described below. The Company and Intrexon also agreed to reimburse MD Anderson for out of pocket expenses for maintaining patents covering the licensed technologies.
In addition, pursuant to the License, MD Anderson has agreed to transfer to us certain existing research programs described in the License and to grant to Intrexon and us certain additional technology rights related thereto. In connection with such transfer, the terms of the License also require us and Intrexon to enter into a research and development agreement with MD Anderson pursuant to which the Company will provide funding for certain research and development activities of MD Anderson for a period of three years, in an amount between $15 and $20 million per year. The first quarterly payment of $3.75 million due under this arrangement is required to be made by us within 60 days of the date of the License.
The term of the License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the License; provided, however, that following the expiration of the term, the Company and Intrexon shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder. After ten years from the date of the License and subject to a 90 day cure period, MD Anderson will have the right to convert the License into a non-exclusive license if the Company and Intrexon are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case basis. After five years from the date of the License and subject to a 180 day cure period, MD Anderson will have the right to terminate the License with respect to specific technology(ies) funded by the government or subject to a third party contract if the Company and Intrexon are not meeting the diligence requirements in such funding agreement or contract, as applicable. Subject to a 30 day cure period, MD Anderson has the right to terminate the License if the Company and Intrexon fail to timely deliver the shares due in consideration for the License. MD Anderson may also terminate the agreement with written notice upon material breach by us and Intrexon, if such breach has not been cured within 60 days of receiving such notice. In addition, the License will terminate upon the occurrence of certain insolvency events for both us and Intrexon and may be terminated by the mutual written agreement of us, Intrexon and MD Anderson.
On January 9, 2015, in order to induce MD Anderson to enter into the License on an accelerated schedule, the Company and Intrexon entered into a letter agreement, or the Letter Agreement, pursuant to which MD Anderson will receive consideration of $7.5 million in shares of common stock (or 1,597,602 shares), and $7.5 million in

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.    Commitments and Contingencies (Continued)
shares of Intrexon’s common stock in each case based on a trailing 20 day volume weighted average of the closing price of the our and Intrexon’s common stock ending on the date prior to the Letter Agreement, collectively referred to as the Incentive Shares, in the event that the License was entered into on or prior to 8:00 am pacific time on January 14, 2015, referred to as the Accelerated Closing Deadline. The Incentive Shares will be issued to MD Anderson within sixty days of the date of the License pursuant to the terms of the Incentive Shares Securities Issuance Agreement described below.
In connection with the entry into the License, on January 13, 2015, the Company entered into a Securities Issuance Agreement with MD Anderson, or the License Shares Securities Issuance Agreement, pursuant to which the Company agreed to issue and sell the License Shares to MD Anderson in consideration for the License. The closing of the issuance and sale of the License Shares under the License Shares Securities Issuance Agreement will occur within sixty days of the date of the License, subject to customary closing conditions.
In connection with the entry into the Letter Agreement, on January 13, 2015, the Company entered into a Securities Issuance Agreement with MD Anderson, or the Incentive Shares Securities Issuance Agreement, pursuant to which the Company agreed to issue and sell the Incentive Shares to MD Anderson in consideration for the execution and delivery of the License on or prior to the Accelerated Closing Deadline in connection with the Letter Agreement. The closing of the issuance and sale of the Incentive Shares under the Incentive Shares Securities Issuance Agreement will occur within sixty days of the date of the License, subject to customary closing conditions.
Also in connection with the License and the issuance of the License Shares and the Incentive Shares, on January 13, 2015, the Company and MD Anderson entered into a Registration Rights Agreement, or the Registration Rights Agreement, pursuant to which the Company agreed to file a “resale” registration statement, or the Registration Statement, registering the resale of the License Shares, the Incentive Shares and any other shares of our common stock held by MD Anderson on the date that the Registration Statement is filed, within 15 days of the closing under the License Shares Securities Issuance Agreement. Under the Registration Rights Agreement, the Company is obligated to use our reasonable best efforts to cause the Registration Statement to be declared effective as promptly as practicable after filing and in no event later than 120 days of the closing under the License Shares Securities Issuance Agreement and to maintain the effectiveness of the Registration Statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions.
License Agreement with DEKK-Tec, Inc.
On October 15, 2004, the Company entered into a license agreement with DEKK-Tec, Inc., pursuant to which it was granted an exclusive, worldwide license for palifosfamide.
In consideration for the license rights, DEKK-Tec is entitled to receive payments upon achieving certain milestones in varying amounts which on a cumulative basis may total $4.0 million. Of the aggregate milestone payments, most will be creditable against future royalty payments as referenced below. Additionally, the Company issued DEKK-Tec an option to purchase 27,616 shares of the Company’s common stock for $0.02 per share, of which 13,808 options are still outstanding. DEKK-Tec is entitled to receive single digit percentage royalty payments on the sales of palifosfamide should it be approved for commercial sale. The Company’s obligation to pay royalties will terminate on a country-by-country basis upon the expiration of all valid claims of patents in such country covering licensed product, subject to earlier termination in the event of defaults by the parties under the license agreement. No milestones under the license agreement have been reached or expensed since 2010.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.    Commitments and Contingencies (Continued)
License Agreement with Southern Research Institute
On December 22, 2004, the Company entered into an Option Agreement with the Southern Research Institute, or SRI, pursuant to which the Company was granted an exclusive option to obtain an exclusive license to SRI’s interest in certain intellectual property, including exclusive rights related to certain isophosphoramide mustard analogs. On February 5, 2007, the Company exercised its option and entered into the exclusive license agreement. Under the license agreement, the Company is required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2014, 2013, and 2012. The Company may be required to make payments upon achievement of certain milestones in varying amounts which on a cumulative basis could total up to $775 thousand. In addition, SRI will be entitled to receive single digit percentage royalty payments on the sales of a licensed product in any country until all licensed patents rights in that country which are utilized in the product have expired. No milestones under the license agreement were reached or expensed since the agreement’s inception.
Patent and Technology License Agreement—The University of Texas M. D. Anderson Cancer Center and the Texas A&M University System.
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
The Company issued options to purchase 50,222 shares outside the 2003 Stock Option Plan for $0.002 per share following the successful completion of certain clinical milestones, of which 37,666 have vested. The remaining 12,556 shares will vest upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application, or NDA. In addition, the Licensors are entitled to receive certain milestone payments. The Company may be required to make additional payments upon achievement of certain other milestones in varying amounts which on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.
The license agreement also contains other provisions customary and common in similar agreements within the industry, such as the right to sublicense the Company rights under the agreement. On July 31, 2014, the Company amended and restated the License and Collaboration Agreement between the Company and Solasia Pharma K.K. or Solasia, granting to Solasia an exclusive worldwide license to develop and commercialize darinaparsin, and related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. Solasia will be responsible for all costs related to the development, manufacturing and commercialization of darinaparsin. The Licensors will receive a portion of all milestone and royalty payments made by Solasia to the Company in accordance with the terms of the Company’s license agreement with the Licensors.
Collaboration Agreement with Solasia Pharma K.K.
On March 7, 2011, the Company entered into a License and Collaboration Agreement with Solasia Pharma K.K., or Solasia.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.    Commitments and Contingencies (Continued)
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
As consideration for the license, the Company received an upfront payment of $5.0 million to be used exclusively for further clinical development of darinaparsin outside of the pan-Asian/Pacific territory, and will be entitled to receive additional payments of up to $32.5 million in development-based milestones and up to $53.5 million in sales-based milestones. The Company will also be entitled to receive double digit royalty payments from Solasia based upon net sales of licensed products in the applicable territories, once commercialized, and a percentage of sublicense revenues generated by Solasia. Under the License and Collaboration Agreement, the Company provided Solasia with drug product to conduct clinical trials. These transfers were accounted for as a reduction of research and development costs and an increase in collaboration receivables. The agreement provides that Solasia will be responsible for the development and commercialization of darinaparsin in the pan-Asian/Pacific territory.
On July 31, 2014, the Company entered into an amendment and restatement of the License and Collaboration Agreement granting Solasia an exclusive worldwide license to develop and commercialize darinaparsin, and related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. In exchange, the Company will be eligible to receive from Solasia development-and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia. Solasia will be responsible for all costs related to the development, manufacturing and commercialization of darinaparsin. The Company’s Licensors will receive a portion of all milestone and royalty payments made by Solasia to the Company in accordance with the terms of the Company’s license agreement with the Licensors.
The $5.0 million upfront payment received in March 2011 is being amortized over the period of the Company’s research and development effort. The Company originally estimated this period to be 75 months. In accordance with the amended and restated License and Collaboration Agreement with Solasia, the Company is no longer obligated to continue their research and development efforts in connection with the upfront payment. However, there are certain deliverables that are included in the amended and restated License and Collaboration Agreement including transfer of intellectual property and prior research and development results, which were originally estimated by management to be completed by March 31, 2015 when the amended and restated License and Collaboration Agreement was signed in July 2014. Management reassessed the period of performance related to the remaining transitional services to be completed under the agreement and determined that the services are now expected to be completed by December 31, 2015. As a result, the Company has determined that the estimated remaining period for delivering the transitional services at September 30, 2014 was 15 months through December 31, 2015. Accordingly, the Company has recorded $1.4 million in revenue during the twelve months ended December 31, 2014 while the remaining deferred revenue balance of $1.4 million at December 31, 2014 has been classified as current.
License Agreement with Baxter Healthcare Corporation
On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. The terms of the Asset Purchase Agreement included an upfront cash payment and an additional payment for existing inventory.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.    Commitments and Contingencies (Continued)
During each of the years ended December 31, 2014, 2013, and 2012, the installment payments of $250 thousand were met and expensed.
Collaboration Agreement with Harmon Hill, LLC
On April 8, 2008, the Company signed a collaboration agreement for Harmon Hill, LLC, or Harmon Hill, to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM.
The Company expensed $200 thousand during the year ended December 31, 2012 under this agreement. This agreement expired on November 8, 2012.
On June 27, 2013, the Company signed a new collaboration agreement with Harmon Hill to provide consulting and other services for the development and commercialization of oncology therapeutics by ZIOPHARM, effective April 1, 2013. Under the agreement the Company has agreed to pay Harmon Hill $15 thousand per month for the consulting services. Subject to renewal or extension by the parties, the term of the agreement is for a one year period. The Company expensed $135 thousand and $180 thousand for the years ended December 31, 2013 and 2014, respectively.
CRO Services Agreement with Novella Clinical, Inc.
On December 4, 2008, the Company entered into a Master Clinical Research Organization Services Agreement with Novella Clinical, Inc., or Novella, under which Novella provides CRO services in support of our clinical trials. The work order for the newest trial being conducted by Novella was signed on November 2, 2012. Novella was entitled to cumulative payments of up to $790 thousand under these arrangements, which is payable in varying amounts upon Novella achieving specified milestones. During the year ended December 31, 2012, the Company expensed $256 thousand upon the achievement of various milestones. During the year ended December 31, 2013, two database related milestones and one site activation related milestone were met and expensed totaling $136 thousand.
On August 18, 2014 and November 6, 2014, the Company signed two amendments of the Master Clinical Research Organization Services Agreement with Novella. The amendments reflect the removal of data management, statistical and clinical study report services, as well as a change in the timeline and scope of clinical trial support. During the year ended December 31, 2014, three clinical milestones were met and expensed totaling $236 thousand.
CRO Services Agreement with MS Clinical Services, LLC.
On July 24, 2014, the Company entered into a Master Clinical Research Organization Services Agreement with MS Clinical Services, LLC., or Medsource, under which Medsource provides CRO services in support of our clinical trials. There are no milestones associated with this agreement.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.    Commitments and Contingencies (Continued)
CRO Services Agreement with PPD Development, L. P.
The Company was party to a Master Clinical Research Organization Services Agreement with PPD Development, L. P., or PPD, dated January 29, 2010, a related work order dated June 25, 2010 and a related work order dated April 8, 2011 under which PPD provides clinical research organization, or CRO, services in support of the Company’s clinical trials. During the years ended December 31, 2012 and 2013, the Company expensed $3.8 million and $9.2 million respectively. There are no remaining milestones related to this agreement.
CRO Services Agreement with Pharmaceutical Research Associates, Inc.
On December 13, 2011, the Company entered into a Master Clinical Research Organization Services Agreement with Pharmaceutical Research Associates, Inc., or PRA, under which PRA provides CRO services in support of our clinical trials. During the years ended December 31, 2012 and 2013, the Company expensed $7.3 million and $2.2 million, respectively. There are no remaining milestones related to this agreement.
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
In connection with the December 2009 public offering, the Company issued warrants to purchase an aggregate of 8,206,520 shares of common stock (including the investor warrants and 464,520 warrants issued to the Underwriters). The investor warrants were exercisable immediately and the underwriter warrants exercisable six months after the date of issuance. The warrants had an exercise price of $4.02 per share and a 5 year term. The fair value of the warrants was estimated at $22.9 million using a Black-Scholes model with the following assumptions: expected volatility of 105%, risk free interest rate of 2.14%, expected life of 5 years and no dividends.
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
The Company assessed whether the 2009 Warrants required accounting as derivatives. The Company determined that the warrants were not indexed to the Company’s own stock in accordance with accounting standards codification Topic 815, Derivatives and Hedging. As such, the Company concluded the warrants did not meet the scope exception for determining whether the instruments required accounting as derivatives and should be classified in liabilities.
On December 31, 2013, the liability-classified warrants were valued at $11.8 million using a Binomial/Monte Carlo valuation model. The decrease in the fair value of the warrant liabilities of $1.2 million for the year ended December 31, 2013 was recorded as Other income, net in the Statements of Operations.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

9.    Warrants (Continued)
On December 31, 2012, the liability-classified warrants were valued at $13.0 million using a Binomial/Monte Carlo valuation model. The decrease in the fair value of the warrant liabilities of $6.1 million for the year ended December 31, 2012 was recorded as Other income, net in the Statements of Operations.
The following pricing assumptions were used in the Binomial/Monte Carlo valuation model at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Risk-free interest rate	0.13%	0.25%
Expected life in years	0.94	1.94
Expected volatility	80%	70%
Expected dividend yield	—	—
Warrants accounted for as equity instruments include the following issuances:
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
During 2014, no new warrants were issued. However 4,004,907 warrants were exercised for 3,725,277 shares of common stock. Of these warrants, 2,249,062 were equity-classified and 1,755,845 were liability-classified warrants. Additionally, 12,329 equity-classified warrants and 6,479,231 liability-classified warrants expired without being exercised.
All warrants have expired and none are outstanding as of December 31, 2014.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

10.    Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2014 and 2013 are as follows:

	December 31,
(in thousands)	2014	2013
Net operating loss carryforwards	$79,050	$66,209
Start-up and organizational costs	38,562	41,529
Research and development credit carryforwards	26,112	25,058
Stock compensation	1,181	1,028
Capitalized acquisition costs	11,376	12,323
Deferred revenue	534	1,074
Depreciation	208	129
Other	1,547	1,254
	158,570	148,604
Less valuation allowance	(158,570)	(148,604)
Net deferred tax assets	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2014, the Company has aggregate net operating loss carryforwards for federal tax purposes of approximately $206.9 million available to offset future federal taxable income to the extent permitted under the Internal Revenue Code of 1986, as amended, or IRC, expiring in varying amounts through 2033. Additionally, the Company has approximately $26.0 million of research and development credits at December 31, 2014, expiring in varying amounts through 2033, which may be available to reduce future taxes.
Under the IRC Section 382, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income. The net operating loss carryforwards for the year ended December 31, 2014 includes approximately $4.4 million resulting from excess tax deductions from stock options. Pursuant to ASC 740, the deferred tax asset relating to excess tax benefits generated from exercises of stock options was not recognized for financial statement purposes.
Section 382 of the IRC provides limits to which a corporation that has undergone a change in ownership (as defined) can utilize any net operating loss, or NOL, and general business tax credit carryforwards it may have. The Company commissioned an analysis to determine whether Section 382 could limit the use of its carryforwards in this manner. After completing the analysis, it was determined an ownership change had occurred in February 2007. As a result of this change, the Company’s NOL’s and general business tax credits from February 23, 2007 and prior would be completely limited under IRC Section 382. The deferred tax assets related to NOL’s and general business credits have been reduced by $11.2 million and $636 thousand, respectively, as a result of the change. The Company updated the IRC Section 382 analysis through December 31, 2014. It was determined a change of ownership occurred on February 28, 2011. The Company’s NOL’s were not further limited as a result of the change.
The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

10.    Income Taxes (Continued)
available to offset future income tax liabilities and expenses. The valuation allowance increased by $10.0 million primarily due to net operating loss carryforwards, start-up and organizational costs, and the increase in research and development credits.
A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Federal income tax at statutory rates	34%	34%	34%
State income tax, net of federal tax benefit	2%	4%	5%
Research and development credits	3%	9%	10%
Stock compensation	(4)%	(2)%	(1)%
Uncertain tax position adjustment	—%	—%	—%
Federal R&D tax grant	—%	—%	—%
Other	(4)%	1%	2%
Increase in valuation allowance	(31)%	(46)%	(49)%
Effective tax rate	—%	—%	—%
The Company adopted ASC740, “Accounting for Uncertain Tax Positions” on January 1, 2007. ASC740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” ASC 740 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. The Company did not establish any additional reserves for uncertain tax liabilities upon adoption of ASC 740. A summary of the company’s adjustments to its uncertain tax positions in the years ended December 31, 2014, 2013, and 2012 are as follows:

(in thousands)
Balance at December 31, 2011	$275
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—

Balance at December 31, 2012	$275
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	(37)
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—

Balance at December 31, 2013	$238
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decreases for settlements with applicable taxing authorities	—
Decreases for lapses of statute of limitations	—

Balance at December 31, 2014	$238

10.    Income Taxes (Continued)

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

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
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the years ended December 31, 1999 through 2014.
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
On October 29, 2013, pursuant to an underwriting agreement between the Company and J. P. Morgan Securities LLC, as representative of the several underwriters named therein, the Company completed the sale of an

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

11.    Preferred Stock and Stockholders’ Equity (Continued)
aggregate 16,445,000 shares of the Company’s common stock at a price of $3.50 per share in a public offering. The total gross proceeds resulting from this public offering were approximately $57.6 million, before deducting selling commissions and expenses (see Note 2 to the financial statements, Financings).
As of December 31, 2014, the Company had 104,452,105 shares of common stock issued and outstanding and no shares of Preferred Stock issued and outstanding.
On February 3, 2015, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 10,000,000 shares of our common stock. The price to the public in the offering was $8.75 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $8.225 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,500,000 shares of common stock at a purchase price of $8.225 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-201826) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 10,000,000 shares and the additional 1,500,000 shares on February 9 and 17, 2015, respectively. The net proceeds from the offering were approximately $94.2 million after deducting underwriting discounts and estimated offering expenses payable by the Company.
Preferred Stock
The Company’s Board of Directors are authorized to designate any series of Preferred Stock, to fix and determine the variations in relative rights, preferences, privileges and restrictions as between and among such series.
12.    Stock Option Plan
The Company adopted the 2003 Stock Option Plan, or the 2003 Plan, in 2003, and it was approved by the Company’s stockholders on December 21, 2004. Upon approval of the 2012 Equity Incentive Plan, no additional stock awards may be granted under the 2003 Plan.
The Company adopted the 2012 Equity Incentive Plan, or the 2012 Plan, in May 2012, under which the Company initially reserved for the issuance of 4,000,000 shares of its common stock. The 2012 Plan was approved by the Company’s stockholders on June 20, 2012. On June 18, 2014, the date of the Company’s annual stockholders meeting, the Company’s stockholders approved an amendment to the 2012 Plan increasing the total shares reserved by 5,000,000 shares, for a total of 9,000,000 shares.
As of December 31, 2014, the Company had outstanding options issued to its employees to purchase up to 5,112,800 shares of the Company’s common stock, to its directors to purchase up to 902,529 shares of the Company’s common stock, as well as options to consultants in connection with services rendered to purchase up to 490,334 shares of the Company’s common stock.
Stock options to employees generally vest ratably over three years and have contractual terms of ten years. Stock options to directors generally vest ratably over two or three years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation is recognized based on such fair value over the period of vesting on a straight-line basis. The Company has also reserved an aggregate of 26,364 additional shares for issuance under options granted outside of the 2003 Stock Option Plan. The options were granted to The University of Texas M. D. Anderson Cancer Center and DEKK-Tec, Inc. (see Note 8 to the financial statements, Commitments and Contingencies).

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

12.    Stock Option Plan (Continued)
Proceeds from the option exercises during the years ended December 31, 2014, 2013, and 2012 amounted to $1.4 million, $956 thousand, and $30 thousand, respectively. The intrinsic value of these options amounted to $2.6 million, $1.4 million and $11 thousand for years ended December 31, 2014, 2013 and 2012, respectively.
Transactions under the Plan for the years ending December 31, 2014, 2013, and 2012 were as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	5,138,486	4.08
Granted	2,309,650	4.36
Exercised	(8,300)	3.61
Cancelled	(292,533)	5.70
Outstanding, December 31, 2012	7,147,303	4.11
Granted	2,649,900	3.28
Exercised	(570,168)	1.68
Cancelled	(2,479,732)	4.58
Outstanding, December 31, 2013	6,747,303	3.81
Granted	1,099,300	4.95
Exercised	(613,138)	2.26
Cancelled	(727,801)	4.54
Outstanding, December 31, 2014	6,505,664	$4.07	7.19	$9,084
Vested and unvested expected to vest at December 31, 2014	6,485,430	$4.10	5.80	$9,056
Options exercisable, December 31, 2014	3,781,162	$4.10	5.80	$4,130
Options exercisable, December 31, 2013	3,471,935	$4.01	5.03	$2,654
Options available for future grant	4,585,769
At December 31, 2014, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $7.9 million. The cost is expected to be recognized over a weighted-average period of 1.62 years.
Restricted Stock
In December 2014, the Company issued 66,828 shares of restricted stock to its non-employee directors, which vest in their entirety on the one year anniversary of the grant date. In December 2013, the Company issued 75,272 shares of restricted stock to its non-employee directors, which vested in their entirety on the one year anniversary of the grant date. In January, February and May 2012, the Company issued 101,500, 43,802 and 25,000 shares of restricted stock to employees, which vested ratably in annual installments over three years, respectively, commencing on the first anniversary of the grant date. In December 2012, the Company also issued 87,730 shares of restricted stock to its non-employee directors, which vested ratably in annual installments over three years, commencing on the first anniversary of the grant date.
In January, February and December 2014, the Company repurchased 16,031, 14,600 and 81,702 shares at average prices of $4.37, $4.40 and $5.04 per share, respectively, to cover payroll taxes. In January, March, May

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

12.    Stock Option Plan (Continued)
and December 2013, the Company repurchased 52,018, 5,400, 2,623, and 56,683 shares at average prices of $4.28, $4.50, $1.65 and $4.37 per share, respectively, to cover payroll taxes. In July and December 2012, the Company repurchased 15,740 and 107,413 shares at $6.06 and $4.19 per share, respectively, to cover payroll taxes. A summary of the status of non-vested restricted stock as of December 31, 2014, 2013 and 2012 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2011	950,906	$4.34
Granted	258,032	4.39
Vested	(351,829)	4.32
Cancelled	(123,370)	4.34
Non-vested, December 31, 2012	733,739	4.37
Granted	75,272	4.34
Vested	(292,399)	4.31
Cancelled	(163,747)	4.42
Non-vested, December 31, 2013	352,865	4.38
Granted	66,828	5.07
Vested	(253,835)	4.38
Cancelled	(21,350)	4.41
Non-vested, December 31, 2014	144,508	$4.70
As of December 31, 2014, there was $471 thousand of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements. The expense is expected to be recognized over a weighted-average period of 1.00 years.
13.    Employee Benefit Plan
The Company sponsors a qualified 401(k) Retirement Plan under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the IIRC. The Company may make contributions to this plan at its discretion. The Company contributed approximately $79 thousand, $139 thousand, and $266 thousand to this plan during the years ended December 31, 2014, 2013, and 2012, respectively.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

14.    Selected Quarterly Information (Unaudited)
(in thousands, except per share amount)

Year Ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$200	$200	$633	$340
Total operating expenses	9,984	11,377	12,575	10,936
Loss from operations	(9,784)	(11,177)	(11,942)	(10,596)
Change in fair value of warrants	82	5,600	5,847	194
Net (loss)	(9,711)	(5,576)	(6,093)	(10,401)
Loss per share, basic and diluted	$(0.10)	$(0.06)	$(0.06)	$(0.09)

Year Ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$200	$200	$200	$200
Total operating expenses	23,783	18,496	9,315	6,919
Loss from operations	(23,583)	(18,296)	(9,115)	(6,719)
Change in fair value of warrants	10,788	(403)	(7,407)	(1,793)
Net (loss)	(12,799)	(18,692)	(16,713)	(8,903)
Loss per share, basic and diluted	$(0.15)	$(0.22)	$(0.20)	$(0.09)

Exhibit index

Description of exhibit

2.1*	Agreement and Plan of Merger, dated as of December 19, 2013 by and among Intrexon, Medistem Inc. and XON Cells, Inc.(7)

2.2*	First Amendment to Agreement and Plan of Merger, dated as of January 29, 2014, by and among Intrexon, Medistem Inc. and XON Cells, Inc.(9)

2.3*
Amended and Restated Membership Interest Purchase Agreement, dated as of August 8, 2014, by and among Intrexon Corporation, Trans Ova Genetics, L.C., the Sellers named on the signature pages thereto, and Pro-Edge, LP., as the Securityholders Representative (11)

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

10.1†*	Intrexon Corporation Amended and Restated 2008 Equity Incentive Plan and Form of Incentive Stock Option Agreement(2)

10.2†*	Intrexon Corporation 2013 Omnibus Incentive Plan and Forms of Award Agreements(2)

10.3#*	Exclusive Channel Partner Agreement, dated as of January 6, 2011, between Intrexon and ZIOPHARM Oncology, Inc., as amended(1)

10.4*	Stock Purchase Agreement, dated as of January 6, 2011, between Intrexon and ZIOPHARM Oncology, Inc.(1)

10.5#*	Exclusive Channel Collaboration Agreement, dated as of June 5, 2012, between Intrexon and Oragenics, Inc.(1)

10.6#*	Exclusive Channel Collaboration Agreement, dated as of August 6, 2012, between Intrexon and Synthetic Biologics, Inc.(1)

10.7#*	Exclusive Channel Collaboration Agreement, dated as of October 5, 2012, between Intrexon and Fibrocell Science, Inc.(1)

10.7A*	First Amendment to Exclusive Channel Collaboration Agreement, dated as of June 28, 2013, between Intrexon and Fibrocell Science, Inc.(1)

10.7B*	Second Amendment to Exclusive Channel Collaboration Agreement, dated as of January 10, 2014, between Intrexon and Fibrocell Science, Inc.(8)

10.7C*	Supplemental Stock Issuance Agreement, dated as of January 10, 2014, between Fibrocell Science, Inc. and Intrexon(8)

10.8#*	Exclusive Channel Collaboration Agreement, dated as of February 14, 2013, between Intrexon and AquaBounty Technologies, Inc.(1)

10.9*	Relationship Agreement, dated as of December 5, 2012, between Intrexon and AquaBounty Technologies, Inc.(1)

10.10#*	Exclusive Channel Collaboration Agreement, dated as of March 29, 2013, between Intrexon and Genopaver, LLC(1)

10.11†*	Second Amended and Restated Employment Agreement, dated as of August 31, 2006, between Intrexon and Thomas D. Reed(2)

10.12#*	Exclusive Channel Collaboration Agreement, dated as of September 30, 2013, between Intrexon and Oragenics, Inc.(5)

10.13#*	Exclusive Channel Collaboration Agreement, dated as of September 30, 2013, between Intrexon and S & I Ophthalmic, LLC(6)

10.14#*	Limited Liability Company Agreement, dated as of September 30, 2013, among Intrexon, Caraco Pharmaceutical Laboratories Ltd. and S & I Ophthalmic, LLC(6)

10.15#*
Exclusive Channel Collaboration Agreement, dated as of March 26, 2014, by and between Intrexon Corporation and Intrexon Energy Partners, LLC (Exhibit 10.1 to Intrexon Corporation’s Current Report on Form 8-K/A, filed on April 4, 2014 with the Securities and Exchange Commission)(10)

10.16#*
Amended and Restated Limited Liability Company Agreement of Intrexon Energy Partners, LLC, dated as of March 26, 2014, by and among Intrexon Corporation and the parties thereto (Exhibit 10.2 to Intrexon Corporation’s Current Report on Form 8-K/A, filed on April 4, 2014 with the Securities and Exchange Commission)(10)

10.17*
Letter Agreement by and between ZIOPHARM Oncology, Inc., Intrexon Corporation and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center, dated as of January 9, 2015(12)

10.18*
Securities Issuance Agreement by and among Intrexon Corporation, The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center dated as of January 13, 2015 (12)

10.19*
Securities Issuance Agreement by and among Intrexon Corporation, The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center dated as of January 13, 2015 (12)

10.20*
Registration Rights Agreement by and among Intrexon Corporation, The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center dated as of January 13, 2015(12)

10.21##*
License Agreement by and among ZIOPHARM Oncology, Inc., Intrexon Corporation and The University of Texas System Board of Regents on behalf of The University of Texas M.D. Anderson Cancer Center, dated as of January 13, 2015(13)

21.1	List of Subsidiaries of Intrexon Corporation

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of McGladrey LLP

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
Interactive Data File (Intrexon Corporation and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Shareholders' and Total Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (v) the Notes to Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Previously filed and incorporated by reference to the exhibit indicated in the following filings by Intrexon:

(1)	Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 9, 2013.

(2)	Amendment No. 1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 29, 2013.

(3)	Amendment No. 2 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 6, 2013.

(4)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 15, 2013.

(5)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2013.

(6)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 30, 2013.

(7)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2013.

(8)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2014.

(9)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2014.

(10)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on April 4, 2014.

(11)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2014.

(12)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2015.

(13)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on January 28, 2015.

**	Furnished herewith

†	Indicates management contract or compensatory plan.

#	Portions of the exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.

##
Portions of the exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the Securities and Exchange Commission.