Form 10-Q
period 2015-06-30
INTREXON CORP
filed 2015-08-10
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015, 109,757,902 shares of common stock, no par value per share, were outstanding.

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

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future events, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our current and future exclusive channel collaborations ("ECCs"), license agreements and other collaborations and agreements;

•	developments concerning our collaborators and licensees;

•	our ability to successfully enter new markets or develop additional products, whether with our collaborators or independently;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	actual or anticipated variations in our operating results;

•	actual or anticipated fluctuations in our competitors' or our collaborators' and licensees' operating results or changes in their respective growth rates;

•	our cash position;

•	market conditions in our industry;

•	our ability, and the ability of our collaborators and licensees, to protect our intellectual property and other proprietary rights and technologies;

•	our ability, and the ability of our collaborators and licensees, to adapt to changes in laws or regulations and policies;

•	the ability of our collaborators and licensees to secure any necessary regulatory approvals to commercialize any products developed under the ECCs and license agreements;

•	the rate and degree of market acceptance of any products developed by a collaborator under an ECC or through a joint venture or license under a license agreement;

•	our ability to retain and recruit key personnel;

•	our expectations related to the use of proceeds from our public offerings and other financing efforts; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$98,899	$27,466
Short-term investments	67,431	88,495
Receivables
Trade, net	141,133	14,582
Related parties	17,406	12,622
Note	1,521	1,501
Other	670	559
Inventory	27,001	25,789
Prepaid expenses and other	5,477	3,759
Total current assets	359,538	174,773
Long-term investments	—	27,113
Equity securities	101,896	164,889
Property, plant and equipment, net	40,863	38,000
Intangible assets, net	162,234	65,947
Goodwill	118,965	101,059
Investments in affiliates	2,960	3,220
Other assets	6,483	1,271
Total assets	$792,939	$576,272
Liabilities and Total Equity
Current liabilities
Accounts payable	$7,322	$6,267
Accrued compensation and benefits	12,430	7,736
Other accrued liabilities	6,875	5,731
Deferred revenue	28,737	16,522
Lines of credit	873	2,273
Current portion of long term debt	1,427	1,675
Current portion of deferred consideration	7,559	7,064
Related party payables	57,584	214
Total current liabilities	122,807	47,482
Long term debt, net of current portion	8,040	8,694
Deferred consideration, net of current portion	13,396	13,421
Deferred revenue, net of current portion	151,273	96,687
Deferred tax liability	9,609	—
Other long term liabilities	887	699
Total liabilities	306,012	166,983
Commitments and contingencies (Note 16)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 109,729,717 and 100,557,932 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	948,922	843,001
Accumulated deficit	(471,802)	(458,236)
Accumulated other comprehensive loss	(2,285)	(4)
Total Intrexon shareholders' equity	474,835	384,761
Noncontrolling interests	12,092	24,528
Total equity	486,927	409,289
Total liabilities and total equity	$792,939	$576,272
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Collaboration and licensing revenues	$17,181	$11,764	$31,964	$19,601
Product revenues	14,266	9	23,199	9
Service revenues	13,255	—	23,212	—
Other revenues	189	14	365	31
Total revenues	44,891	11,787	78,740	19,641
Operating Expenses
Cost of products	11,764	53	20,439	86
Cost of services	6,503	—	11,865	—
Research and development	20,381	14,434	99,688	26,492
Selling, general and administrative	23,673	15,382	51,301	29,017
Total operating expenses	62,321	29,869	183,293	55,595
Operating loss	(17,430)	(18,082)	(104,553)	(35,954)
Other Income (Expense), Net
Unrealized and realized appreciation (depreciation) in fair value of equity securities	(20,609)	(33,777)	94,845	(11,855)
Interest expense	(359)	(40)	(702)	(79)
Interest income	344	110	644	198
Other expense, net	(326)	(74)	(59)	(82)
Total other income (expense), net	(20,950)	(33,781)	94,728	(11,818)
Equity in net loss of affiliates	(2,180)	(1,355)	(4,136)	(1,891)
Loss before income taxes	(40,560)	(53,218)	(13,961)	(49,663)
Income tax benefit (expense)	(934)	283	(1,729)	(23)
Net loss	$(41,494)	$(52,935)	$(15,690)	$(49,686)
Net loss attributable to the noncontrolling interests	831	892	2,124	1,758
Net loss attributable to Intrexon	$(40,663)	$(52,043)	$(13,566)	$(47,928)
Net loss attributable to Intrexon per share, basic and diluted	$(0.37)	$(0.53)	$(0.13)	$(0.49)
Weighted average shares outstanding, basic and diluted	109,318,471	98,892,601	107,720,040	98,113,493
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Net loss	$(41,494)	$(52,935)	$(15,690)	$(49,686)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(8)	22	19	91
Foreign currency translation adjustments	848	(108)	(2,272)	(67)
Comprehensive loss	(40,654)	(53,021)	(17,943)	(49,662)
Comprehensive loss attributable to the noncontrolling interests	843	915	2,096	1,763
Comprehensive loss attributable to Intrexon	$(39,811)	$(52,106)	$(15,847)	$(47,899)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2014	100,557,932	$—	$843,001	$(4)	$(458,236)	$384,761	$24,528	$409,289
Stock-based compensation expense	—	—	18,027	—	—	18,027	139	18,166
Exercises of stock options and warrants	768,790	—	10,382	—	—	10,382	—	10,382
Shares issued to nonemployee members of the Board of Directors	10,106	—	480	—	—	480	—	480
Shares issued in public offering, net of offering costs	4,312,500	—	110,041	—	—	110,041	—	110,041
Shares issued as consideration of license agreement	2,100,085	—	59,579	—	—	59,579	—	59,579
Shares issued in acquisitions	1,673,230	—	70,668	—	—	70,668	—	70,668
Acquisition of noncontrolling interest	307,074	—	9,412	—	—	9,412	(10,978)	(1,566)
Adjustments for noncontrolling interests	—	—	(249)	—	—	(249)	499	250
Noncash dividend	—	—	(172,419)	—	—	(172,419)	—	(172,419)
Net loss	—	—	—	—	(13,566)	(13,566)	(2,124)	(15,690)
Other comprehensive income (loss)	—	—	—	(2,281)	—	(2,281)	28	(2,253)
Balances at June 30, 2015	109,729,717	$—	$948,922	$(2,285)	$(471,802)	$474,835	$12,092	$486,927
The accompanying notes are an integral part of these consolidated financial statements

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2015	2014
Cash flows from operating activities
Net loss	$(15,690)	$(49,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,358	3,773
Loss on disposal of property, plant and equipment	201	81
Unrealized and realized (appreciation) depreciation on equity securities	(94,845)	11,855
Amortization of discount/premium on investments	196	792
Equity in net loss of affiliates	4,136	1,891
Stock-based compensation expense	18,139	10,622
Contribution of services by shareholder	—	977
Shares issued to nonemployee members of the Board of Directors	480	486
Shares issued as consideration for license agreement	59,579	—
Provision for bad debts	984	—
Deferred income taxes	952	—
Other noncash items	542	71
Changes in operating assets and liabilities:
Receivables:
Trade	(127,516)	(18)
Related parties	213	(3,019)
Note	(20)	—
Other	210	(121)
Inventory	(1,212)	—
Prepaid expenses and other	(1,669)	(235)
Other assets	(4,876)	71
Accounts payable	(125)	339
Accrued compensation and benefits	4,099	(1,147)
Other accrued liabilities	839	(1,422)
Deferred revenue	60,909	20,657
Related party payables	57,370	(10)
Other long term liabilities	188	(128)
Net cash used in operating activities	(29,558)	(4,171)
Cash flows from investing activities
Purchases of investments	—	(60,478)
Maturities of investments	48,000	73,747
Purchases of equity securities and warrants	(14,900)	—
Acquisitions of businesses, net of cash received	(39,501)	(4,912)
Acquisition of noncontrolling interest	(1,566)	—
Investments in affiliates	(3,334)	(1,500)
Purchases of property, plant and equipment	(6,740)	(3,751)
Proceeds from sale of property, plant and equipment	233	151
Net cash provided by (used in) investing activities	(17,808)	3,257
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2015	2014
Cash flows from financing activities
Proceeds from issuance of shares in a private placement	—	25,000
Proceeds from issuance of shares in a public offering, net of issuance costs	110,041	—
Advances from lines of credit	11,680	—
Repayments of advances from lines of credit	(13,080)	—
Payments of capital lease obligations	(8)	(17)
Proceeds from long term debt	44	268
Payments of long term debt	(670)	—
Proceeds from stock option exercises	10,382	976
Payment of stock issuance costs	—	(256)
Net cash provided by financing activities	118,389	25,971
Effect of exchange rate changes on cash and cash equivalents	410	(61)
Net increase in cash and cash equivalents	71,433	24,996
Cash and cash equivalents
Beginning of period	27,466	49,509
End of period	$98,899	$74,505
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$99	$14
Significant noncash financing and investing activities
Note receivable as consideration for upfront fee from collaborator	$5,000	$—
Stock received as consideration for collaboration agreements	—	5,225
Stock issued in acquisitions, net	70,668	18,880
Stock issued to acquire noncontrolling interest	9,412	—
Noncash dividend to shareholders	172,419	—
Purchases of equipment included in accounts payable and other accrued liabilities	1,064	—
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
Intrexon Produce Holdings, Inc. ("IPHI") is a wholly owned subsidiary of Intrexon. Okanagan Specialty Fruits, Inc. ("Okanagan"), a company which developed and received regulatory approval for the world's first non-browning apple without the use of any flavor-altering chemical or antioxidant additives, is a wholly owned subsidiary of IPHI with primary operations in Canada (Note 3). Fruit Orchard Holdings, Inc. ("FOHI") is a wholly owned subsidiary of IPHI with primary operations in Washington.
In June 2015, Intrexon purchased an additional 12,728,044 shares of AquaBounty Technologies, Inc. ("AquaBounty") common stock for $3,000. As of June 30, 2015, Intrexon owned approximately 63% of AquaBounty, a biotechnology company focused on improving productivity in commercial aquaculture.
At June 30, 2015, Intrexon owned approximately 51% of Biological & Popular Culture, Inc. ("BioPop").
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
Unaudited Financial Information
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of June 30, 2015 and results of operations and cash flows for the interim periods ended June 30, 2015 and 2014. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or for any other future annual or interim period. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Revenue Recognition
The Company generates revenue through contractual agreements with collaborators (known as exclusive channel collaborations, "ECC" or "ECCs") and licensing agreements whereby the collaborators or the licensee obtain exclusive access to the Company's proprietary technologies for use in the research, development and commercialization of products and/or treatments in a contractually specified field of use. Generally, the terms of these agreements provide that the Company receives some or all of the following: (i) upfront payments upon consummation of the agreement, (ii) reimbursements for costs incurred by the Company for research and development and/or manufacturing efforts related to specific applications provided for in the agreement, (iii) milestone payments upon the achievement of specified development, regulatory and commercial activities, and (iv) royalties on sales of products arising from the collaboration or licensing agreement.
The Company's collaboration and licensing agreements typically contain multiple elements, or deliverables, including technology licenses, research and development services, and in certain cases manufacturing services. The Company identifies the deliverables within the agreements and evaluates which deliverables represent separate units of accounting. Analyzing the agreements to identify deliverables requires the use of judgment. A deliverable is considered a separate unit of accounting when the deliverable has value to the collaborator or licensee on a standalone basis based on the consideration of the relevant facts and circumstances for each agreement.
Consideration received is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. When available, the relative selling price for each deliverable is determined using vendor specific objective evidence ("VSOE") of the selling price or third-party evidence of the selling price, if VSOE does not exist. If neither VSOE nor third-party evidence of the selling price exists, the Company uses its best estimate of the selling price ("BESP") for the deliverable. The amount of allocable consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. The Company recognizes the revenue allocated to each unit of accounting as the Company delivers the related goods or services. If the Company determines that certain deliverables should be treated as a single unit of accounting, then the revenue is recognized using either a proportional performance or straight-line method, depending on whether the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and whether such performance obligations are provided on a best-efforts basis. As the Company cannot reasonably estimate its performance obligations related to its collaborators or licensees, the Company recognizes revenue on a straight-line basis over the period it expects to complete its performance obligations.
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
Research and development services are a deliverable satisfied by the Company in accordance with the terms of the collaboration and licensing agreements and the Company considers these services to be inseparable from the license to the core technology; therefore, reimbursements of services performed are recognized as revenue. Because reimbursement (i) is contingent upon performance of the services by the Company, (ii) does not include a profit component, and (iii) does not relate to any future deliverable, the revenue is recognized during the period in which the related services are performed and collection of such amounts is reasonably assured. Payments received for manufacturing services will be recognized when the earnings process related to the manufactured materials has been completed. Royalties to be received under the agreements will be recognized as earned.
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
The Company has research and development arrangements with third parties that include upfront and milestone payments and primarily relate to collaborations. At June 30, 2015 and December 31, 2014, the Company had research and development commitments with third parties that had not yet been incurred totaling $6,025 and $2,183, respectively. The commitments are generally cancellable by the Company at any time upon written notice.
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. The Company believes that it mitigates its risk by investing in or through major financial institutions with high quality credit ratings. Recoverability of investments is dependent upon the performance of the issuer. At June 30, 2015 and December 31, 2014, the Company had cash equivalent investments in highly liquid money market accounts at major financial institutions of $87,472 and $16,598, respectively.
Short-term and Long-term Investments
At June 30, 2015, investments include short-term investments in U.S. government debt securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date. The Company's written investment policy requires investments to be explicitly rated by two of the three following rating services: Standard & Poor's, Moody's and/or Fitch and to have a minimum rating of A1, P1 and/or F-1, respectively, from those agencies. In addition, the investment policy limits the amount of credit exposure to any one issuer.
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
Concentrations of Risk
Due to the Company's mix of fixed and variable rate securities holdings, the Company's investment portfolio is susceptible to changes in interest rates. As of June 30, 2015, there were no gross unrealized losses on the Company's investments. From time to time, the Company may liquidate some or all of its investments to fund operational needs or other activities, such as capital expenditures or business acquisitions. Depending on which investments the Company liquidates to fund these activities, the Company could recognize a portion, or all, of the gross unrealized losses.
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable.
Equity Method Investments
The Company is party to three strategic joint ventures (Note 4). The Company accounts for its investments in these joint ventures using the equity method of accounting since the Company has the ability to exercise significant influence, but not control, over the operating activities of these entities.
The Company determined that it has significant influence over one of its collaborators, Oragenics, Inc. ("Oragenics"), as of June 30, 2015, and over two of its collaborators, Oragenics and ZIOPHARM Oncology, Inc. ("ZIOPHARM"), as of December 31, 2014, based on its ownership interests, representation on the board of directors of the collaborators and other qualitative factors. The Company accounts for its investments in Oragenics and ZIOPHARM using the fair value option.
The fair value of the Company's equity securities of Oragenics was $11,071 and $7,192 as of June 30, 2015 and December 31, 2014, respectively, and is included as equity securities in the respective consolidated balance sheets. The Company's ownership percentage of Oragenics was 24.3% and 24.4% at June 30, 2015 and December 31, 2014, respectively. Unrealized appreciation (depreciation) in the fair value of the Company's equity securities held in Oragenics was $2,943 and $(7,113) for the three months ended June 30, 2015 and 2014, respectively, and was $3,879 and $(6,403) for the six months ended June 30, 2015 and 2014, respectively.
In June 2015, the Company distributed all of its holdings in ZIOPHARM to the Company's shareholders in the form of a special stock dividend (Note 13). Upon disposition, the Company realized a gain of $81,401 for the three months ended June 30, 2015. As of December 31, 2014, the Company's ownership percentage of ZIOPHARM was 15.7% and the fair value of the Company's equity securities of ZIOPHARM was $83,099 and is included as equity securities in the December 31, 2014 consolidated balance sheet. Unrealized depreciation in the fair value of the Company's equity securities held in ZIOPHARM was $9,015 and $5,081 for the three and six months ended June 30, 2014, respectively.

Summarized unaudited financial data as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014, for the Company's equity method investments are as follows:

	June 30, 2015	December 31, 2014
Current assets	$15,259	$63,627
Non-current assets	209	1,259
Total assets	15,468	64,886
Current liabilities	9,181	15,346
Non-current liabilities	—	570
Total liabilities	9,181	15,916
Net assets	$6,287	$48,970

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$423	$504	$1,059	$919
Operating expenses	22,845	16,294	106,914	29,214
Loss from operations	(22,422)	(15,790)	(105,855)	(28,295)
Other	2	5,608	1	5,689
Net loss	$(22,420)	$(10,182)	$(105,854)	$(22,606)
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
As of June 30, 2015, the Company determined that Genopaver, LLC ("Genopaver"); Intrexon Energy Partners, LLC ("Intrexon Energy Partners"); OvaXon, LLC ("OvaXon"); Persea Bio, LLC ("Persea Bio"); and ZIOPHARM were VIEs. As of December 31, 2014, the Company determined that Genopaver, Intrexon Energy Partners, OvaXon, and Persea Bio were VIEs. The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. The Company's aggregate investment balances of these VIEs as of June 30, 2015 was $557, which represents the Company's maximum risk of loss related to the identified VIEs. As of December 31, 2014, the Company did not hold any investment balances in the identified VIEs and therefore had no risk of loss as of that date.
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

The following table shows the activity in the allowance for doubtful accounts for the six months ended June 30, 2015:

Six Months Ended June 30, 2015
Beginning balance	$565
Charged to operating expenses	984
Write offs of accounts receivable	(112)
Ending balance	$1,437
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
Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same for all periods presented..

Segment Information
The Company has determined that it operates in one segment. The Company applies its technologies to create products and services which may be either sold directly to customers or developed through collaboration with third parties. As of June 30, 2015 and December 31, 2014, the Company had $116,523 and $17,100, respectively, of long-lived assets in foreign countries. For the three and six months ended June 30, 2015, the Company recognized $925 and $2,263 of revenues derived in foreign countries, respectively. There were $369 of revenues derived in foreign countries for the three and six months ended June 30, 2014.
Recently Issued Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory ("ASU 2015-11"). The provisions of ASU 2015-11 provide guidance for simplifying the calculation for subsequent measurement of inventory measured using the first-in-first-out or average cost methods. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and is effective for the Company for the year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"). The provisions of ASU 2015-02 provide guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015, and is effective for the Company for the year ending December 31, 2016, with early adoption permitted. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers ("ASU 2014-9"). The FASB issued ASU 2014-9 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance was originally effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption was not permitted. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016, and is effective for the Company for the year ending December 31, 2018. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
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

3. Mergers and Acquisitions
Okanagan Acquisition
In April 2015, pursuant to a Stock Purchase Agreement (the “Okanagan Purchase Agreement”), the Company acquired 100% of the outstanding shares of Okanagan, the pioneering agricultural company behind the world's first non-browning apple. In addition to supporting Okanagan's further commercialization and exploitation of its apple products, the Company expects to utilize its proprietary technologies to assist Okanagan in the development of further novel beneficial plant traits. Pursuant to the Okanagan Purchase Agreement, the former shareholders of Okanagan received an aggregate of 707,853 shares of the Company’s common stock, and $10,000 cash in exchange for all shares in Okanagan. The results of Okanagan's operations subsequent to the acquisition date have been included in the consolidated financial statements.
The fair value of the total consideration transferred was $40,933. The acquisition date fair value of each class of consideration transferred is presented below:

Cash	$10,000
Common shares	30,933
$40,933
The fair value of the shares of the Company's common stock issued was based on the quoted closing price of the Company's common stock as of the date of the acquisition. The preliminary estimated fair value of assets acquired and liabilities assumed at the acquisition date is shown below:

Cash	$58
Trade receivables	16
Other receivables	49
Property, plant, and equipment	32
Intangible assets	33,800
Total assets acquired	33,955
Accounts payable	181
Deferred revenue	181
Deferred tax liability	8,145
Total liabilities assumed	8,507
Net assets acquired	25,448
Goodwill	15,485
Total consideration	$40,933
The fair value of assets acquired and liabilities assumed at the acquisition date are considered preliminary and are subject to revision when the valuation of intangible assets is finalized. The acquired intangible assets primarily include developed technology, patents and know-how and the fair values of the acquired assets were determined using the with and without method, which is a variation of the income approach that utilizes estimated cash flows with all assets in place at the valuation date and estimated cash flows with all assets in place except the intangible assets at the valuation date. The intangible assets are being amortized over a useful life of fourteen years. Goodwill, which is not expected to be deductible for tax purposes, represents potential future applications of Okanagan's technology to other fruits, including additional apple varietals, and anticipated buyer-specific synergies arising from the combination of the Company's and Okanagan's technologies.
As of June 30, 2015 the Company had incurred $341 of acquisition-related costs, of which $104 and $267 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2015, respectively.

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
$72,474
The fair value of the shares of the Company's common stock issued was based on the quoted closing price of the Company's common stock as of the date of the acquisition. The estimated fair value of assets acquired and liabilities assumed at the acquisition date is shown below along with subsequent adjustments during the measurement period to the fair value of assets acquired and liabilities assumed. The adjustments resulted from the difference between estimated and actual accrued expenses.

	Initial Estimated Fair Value	Adjustments	Adjusted Fair Value
Cash	$3,180	$—	$3,180
Other receivables	305	—	305
Prepaid expenses and other	31	—	31
Property, plant and equipment	209	—	209
Intangible assets	68,100	—	68,100
Other assets	23	—	23
Total assets acquired	71,848	—	71,848
Accounts payable	230	—	230
Accrued compensation and benefits	624	(428)	196
Other accrued liabilities	307	(54)	253
Deferred revenue	732	—	732
Deferred tax liability	612	—	612
Total liabilities assumed	2,505	(482)	2,023
Net assets acquired	69,343	482	69,825
Goodwill	3,131	(482)	2,649
Total consideration	$72,474	$—	$72,474
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
As of June 30, 2015, the Company had incurred $418 of acquisition-related costs, of which $381 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the six months ended June 30, 2015.

Trans Ova Acquisition
In August 2014, the Company acquired 100% of the membership interests of Trans Ova, a provider of bovine reproductive technologies, pursuant to an Amended and Restated Membership Interest Purchase Agreement (the "Trans Ova Purchase Agreement"). The Company and Trans Ova intend to build upon Trans Ova's current platform with new capabilities with a goal of achieving higher levels of delivered value to dairy and beef cattle producers. Pursuant to the Trans Ova Purchase Agreement, the former members of Trans Ova received an aggregate of 1,444,388 shares of the Company's common stock and $63,625 in cash, and will receive deferred cash consideration valued at $20,115 in exchange for all membership interests of Trans Ova. The deferred cash consideration is payable in three equal installments upon the first, second, and third anniversaries of the transaction date. The Trans Ova Purchase Agreement also provides for payment to the former members of Trans Ova a portion of certain cash proceeds in the event there is an award under certain litigation matters pending as of the transaction date to which Trans Ova is a party. The results of Trans Ova's operations subsequent to the acquisition date have been included in the consolidated financial statements, including revenues of $27,534 and $46,460, and net income of $4,422 and $4,185 for the three and six months ended June 30, 2015, respectively.
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
The Company incurred $713 of costs primarily for legal and due diligence services related to this acquisition, which were all recorded in 2014, of which $312 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014.
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
The Company incurred $680 of acquisition-related costs, all of which was recorded in 2014 and $19 and $310 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2014, respectively.
Unaudited Condensed Pro Forma Financial Information
The results of operations of the 2015 acquisitions discussed above are included in the consolidated statements of operations beginning on the day after the acquisition date. The following unaudited condensed pro forma financial information for the three and six months ended June 30, 2015 and 2014 is presented as if the acquisitions had been consummated on January 1, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Pro forma
Revenues	$44,891	$11,851	$78,929	$19,759
Loss before income taxes	(40,734)	(56,161)	(18,411)	(55,295)
Net loss	(41,668)	(55,673)	(19,891)	(55,067)
Net loss attributable to the noncontrolling interests	831	892	2,124	1,758
Net loss attributable to Intrexon	(40,837)	(54,781)	(17,767)	(53,309)

The results of operations of the 2014 acquisitions discussed above are included in the consolidated statements of operations beginning on the day after their respective acquisition dates. The following unaudited condensed pro forma financial information for the three and six months ended June 30, 2014 is presented as if the acquisitions had been consummated on January 1, 2013:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	Pro forma
Revenues	$34,911	$57,122
Loss before income taxes	(48,265)	(46,953)
Net loss	(47,982)	(46,976)
Net loss attributable to the noncontrolling interests	1,085	2,031
Net loss attributable to Intrexon	(46,897)	(44,945)
4. Investments in Joint Ventures
Intrexon Energy Partners
In March 2014, the Company and certain investors (the "Investors"), including an affiliate of Third Security, LLC ("Third Security"), entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners, a joint venture formed to optimize and scale-up the Company's gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to our technology for the use in bioconversion, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Intrexon has committed to make additional capital contributions of up to $25,000, and the Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' Board of Managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of June 30, 2015, the Company's remaining commitment was $21,791. The Company and the Investors have the right, but not the obligation, to make additional capital contributions above these limits when and if solicited by the Intrexon Energy Partners Board. Intrexon Energy Partners is governed by a board of managers which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members of the Intrexon Energy Partners Board are designated by a majority of the Investors.
See further discussion of the ECC at Note 5. See discussion of a concurrent private placement securities purchase made by the Investors at Note 13.
The Company's investment in Intrexon Energy Partners was $(1,364) and $(740) as of June 30, 2015 and December 31, 2014, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.
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
The Company's investment in OvaXon was $557 and $(83) as of June 30, 2015 and December 31, 2014, respectively, and is included in investments in affiliates and other accrued liabilities, respectively, in the accompanying consolidated balance sheets.
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
The Company's investment in S & I Ophthalmic was $2,403 and $3,220 as of June 30, 2015 and December 31, 2014, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.

5. Collaboration and Licensing Revenue
The Company's collaborations and licensing agreements provide for multiple deliverables to be delivered by the Company and typically include a license to the Company's technology platforms, participation in collaboration committees, performance of certain research and development services and may include obligations for certain manufacturing services. The Company typically groups these deliverables into two units of accounting based on the nature of the deliverables and the separation criteria. The first deliverable ("Unit of Accounting 1") includes the license to the Company's technology platform, the Company's participation on the collaboration committees and any research and development services associated with its technology platforms. The deliverables for Unit of Accounting 1 are combined because they cannot be individually separated. If applicable, the second deliverable ("Unit of Accounting 2") includes manufacturing services to be provided for any Company materials in an approved product. These services have standalone value and are contingent due to uncertainties on whether an approved product will ever be developed thereby requiring manufacture by the Company at that time. All upfront consideration is allocated to Unit of Accounting 1. Unit of Accounting 2 is determined to be a contingent deliverable at the inception of the collaboration due to the uncertainties surrounding whether an approved product will ever be developed and require manufacturing by the Company. The upfront consideration allocated to Unit of Accounting 1 is recognized over the expected life of the Company's technology platform using a straight-line approach.
The Company recognizes the reimbursement payments received for research and development services in the period when the services are performed and collection is reasonably assured. At the inception of each collaboration and licensing agreement, the Company determines whether any milestone payments are substantive and can be recognized when earned. The milestone payments are typically not considered substantive. Royalties related to product sales will be recognized when earned since payments relate directly to products that have been fully developed and for which the Company has satisfied all of its obligations.
The Company determines whether collaborations and licensing agreements are individually significant for disclosure based on a number of factors, including total revenue recorded by the Company pursuant to the collaboration or licensing agreement, collaborators or licensees either consolidated or accounted for using the equity method, or other qualitative factors. Collaboration and licensing revenues generated from consolidated subsidiaries are eliminated in consolidation. The following table summarizes the amounts recorded in the consolidated statements of operations for each significant collaboration and licensing agreement for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$644	$4,606	$5,250
Oragenics, Inc.	307	68	375
Fibrocell Science, Inc.	448	1,470	1,918
Genopaver, LLC	68	867	935
S & I Ophthalmic, LLC	—	890	890
OvaXon, LLC	—	662	662
Intrexon Energy Partners, LLC	625	2,731	3,356
Persea Bio, LLC	125	141	266
Ares Trading S.A.	739	—	739
Other	747	2,043	2,790
Total	$3,703	$13,478	$17,181

	Three Months Ended June 30, 2014
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$644	$3,697	$4,341
Oragenics, Inc.	261	52	313
Fibrocell Science, Inc.	448	883	1,331
Genopaver, LLC	68	423	491
S & I Ophthalmic, LLC	—	607	607
OvaXon, LLC	—	579	579
Intrexon Energy Partners, LLC	625	1,210	1,835
Other	471	1,796	2,267
Total	$2,517	$9,247	$11,764

	Six Months Ended June 30, 2015
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$1,288	$7,763	$9,051
Oragenics, Inc.	569	76	645
Fibrocell Science, Inc.	896	3,183	4,079
Genopaver, LLC	137	1,467	1,604
S & I Ophthalmic, LLC	—	1,645	1,645
OvaXon, LLC	—	1,306	1,306
Intrexon Energy Partners, LLC	1,250	4,916	6,166
Persea Bio, LLC	250	256	506
Ares Trading S.A.	739	—	739
Other	1,605	4,618	6,223
Total	$6,734	$25,230	$31,964

	Six Months Ended June 30, 2014
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$1,288	$5,733	$7,021
Oragenics, Inc.	523	585	1,108
Fibrocell Science, Inc.	896	1,745	2,641
Genopaver, LLC	137	844	981
S & I Ophthalmic, LLC	—	1,486	1,486
OvaXon, LLC	—	748	748
Intrexon Energy Partners, LLC	625	1,210	1,835
Other	930	2,851	3,781
Total	$4,399	$15,202	$19,601
The following is a summary of the terms of the Company's significant collaborations and licensing agreements.
Merck Licensing Agreement
In March 2015, the Company signed a worldwide License and Collaboration Agreement ("Merck Agreement") with Ares Trading S.A. ("Ares Trading"), a subsidiary of the biopharmaceutical business of Merck KGaA, and ZIOPHARM through which the parties established a collaboration for the research and development and commercialization of certain products for the prophylactic, therapeutic, palliative or diagnostic use for cancer in humans. Pursuant to the Merck Agreement, the Company is entitled to receive an upfront fee of $115,000 which is included in trade receivables on the consolidated balance sheet as of June 30, 2015. Within 30 days of receipt of the upfront fee, the Company must pay 50% to ZIOPHARM and, accordingly, has included $57,500 as a related party payable on the consolidated balance sheet as of June 30, 2015. Upon the selection of the first two targets by Ares Trading, the Company is entitled to receive $10,000 payable in equal quarterly installments over two years, of which $5,000 is included in trade receivables and $5,000 in other long term assets on the consolidated balance sheet as of June 30, 2015. The Company will be entitled to receive a further $5,000 for each additional target selected by Ares Trading. The Company is also entitled to up to $413,000 of potential payments for substantive and non-substantive development and commercial milestones for each product, and royalties ranging from the lower-single digits to the low-teens of the net sales derived from the sale of products developed under the Merck Agreement. The Company may also receive up to $50,000 of further cash fees upon certain technical milestones as provided for in the agreement. The term of the Merck Agreement commenced in May 2015 and may be terminated by either party in the event of a material breach as defined in the agreement and may be terminated voluntarily by Ares Trading upon 90 days written notice to the Company. The Company will pay to ZIOPHARM 50% of all payments received for upfront fees, milestones, and royalties under the Merck Agreement. The remaining balance of deferred revenue associated with the upfront payment was $56,761 at June 30, 2015.
ZIOPHARM Collaboration
In January 2011, the Company entered into an ECC with ZIOPHARM, a related party. Pursuant to the ECC, ZIOPHARM received a license to the Company's technology platform within the field of oncology as defined more specifically in the agreement. Upon execution of the ECC, the Company received 3,636,926 shares of ZIOPHARM's common stock valued at $17,457 as upfront consideration. In addition to the deliverables discussed above, the Company transferred two clinical product candidates to ZIOPHARM that resulted in a separate unit of accounting for which $1,115 of the upfront consideration was allocated and recognized as collaboration revenue in 2011. The remaining $16,342 of upfront consideration was allocated to Unit of Accounting 1 discussed above. The Company is entitled to additional shares of common stock representing the lesser of (i) the original shares received or (ii) the number of shares representing 7.495% of ZIOPHARM's outstanding shares at the date of the dosing of the first patient in a Phase II clinical trial of a product candidate created, produced or developed by ZIOPHARM using the Company's technology ("ZIOPHARM Milestone"). In October 2012, the ZIOPHARM Milestone was achieved and the Company received 3,636,926 shares of ZIOPHARM's common stock valued at $18,330 as milestone consideration. Since the ZIOPHARM Milestone was not substantive, the Company allocated the ZIOPHARM Milestone to the applicable units of accounting and is recognizing it in a manner similar to these units of accounting. The remaining balance of deferred revenue associated with upfront and milestone payments was $21,905 and $23,193 at June 30, 2015 and December 31, 2014, respectively. The Company receives reimbursement payments for research and development services provided and manufacturing services for Company materials provided to ZIOPHARM during the ECC. Subject to certain expense allocations, ZIOPHARM will pay the Company 50% of the quarterly net profits derived from the sale of products developed from the ECC, as defined in the agreement. ZIOPHARM is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization or manufacturing of product candidates. The term of the ECC commenced in January 2011 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by ZIOPHARM upon 90 days written notice to the Company. In March 2015, in conjunction with the Merck Agreement, the Company and ZIOPHARM amended their existing ECC. The amendment modifies the scope of the ECC in connection with the Merck Agreement and provides that the Company will pay to ZIOPHARM 50% of all payments received for upfront fees, milestones and royalties under the Merck Agreement.
See Notes 13 and 17 for further discussion related to ZIOPHARM.
Oragenics Collaborations
In June 2012, the Company entered into an ECC with Oragenics, a publicly traded company focused on becoming the world leader in novel antibiotics against infectious disease and probiotics for oral health for humans and pets and a related party. Pursuant to the ECC, at the transaction effective date, Oragenics received a license to the Company's technology platform within the field of lantibiotics for the treatment of infectious diseases in humans and companion animals as defined more specifically in the agreement. Upon execution of the ECC, the Company received a technology access fee of 4,392,425 shares of Oragenics' common stock valued at $6,588 as upfront consideration. The Company is entitled to receive additional shares of common stock, or at Oragenics' option, receive a cash payment based upon the fair market value of the shares, upon the separate achievement of certain regulatory milestones of the first product candidate developed from the ECC ("Oragenics ECC 1 Milestones"). The Oragenics ECC 1 Milestones include: (i) 1% of Oragenics' outstanding shares as defined in the ECC agreement at the date of the filing of the first Investigative New Drug Application with the U.S. FDA for a product candidate created, produced or developed using the Company's technology ("Oragenics ECC 1 Product"); (ii) 1.5% of Oragenics'

outstanding shares as defined in the ECC agreement at the date of the dosing of the first patient in the first Phase II clinical trial of an Oragenics ECC 1 Product; (iii) 2% of Oragenics' outstanding shares as defined in the ECC agreement at the date of the dosing of the first patient in the first Phase III clinical trial of an Oragenics ECC 1 Product; (iv) 2.5% of Oragenics' outstanding shares as defined in the ECC agreement at the date of the first New Drug Application or Biologics License Application with the U.S. FDA for an Oragenics ECC 1 Product, or alternatively the first equivalent regulatory filing with a foreign agency; and (v) 3% of Oragenics' outstanding shares as defined in the ECC agreement at the date of the granting of the first regulatory approval of an Oragenics ECC 1 Product. The remaining balance of deferred revenue associated with the upfront payment was $4,896 and $5,171 at June 30, 2015 and December 31, 2014, respectively. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Oragenics during the ECC. Oragenics will pay the Company 25% of the quarterly profits derived from the sale of products developed from the ECC, as defined in the agreement.
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
In September 2013, the Company entered into its second ECC with Oragenics ("ECC 2"). Pursuant to ECC 2, at the transaction effective date, Oragenics received a license to the Company's technology platform to develop and commercialize probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus as defined more specifically in the agreement. Upon execution of ECC 2, the Company received a technology access fee of 1,348,000 shares of Oragenics' common stock valued at $3,503 and a $1,956 convertible promissory note maturing on or before December 31, 2013 as upfront consideration. Prior to the maturity date, Oragenics had the right to convert the promissory note into shares of Oragenics' common stock subject to its shareholders' approval. The conversion price is equal to the closing price of Oragenics' common stock on the last trading day immediately prior to the date of conversion. In December 2013, Oragenics converted the promissory note into 698,241 shares of Oragenics' common stock. The Company is entitled to receive additional shares of common stock, or at Oragenics' option, receive a cash payment based upon the fair market value of the shares, upon the first instance of attainment of certain commercialization milestones of a product candidate developed from ECC 2 ("Oragenics ECC 2 Milestones"). The Oragenics ECC 2 Milestones include: (i) $2,000 within thirty days of the first instance of the achievement of the first dosing of a patient in a phase II clinical trial for an Oragenics product developed from ECC 2 ("Oragenics ECC 2 Product"); (ii) $5,000 within thirty days of the first instance of the achievement of the meeting of the primary endpoint in a phase III clinical trial for an Oragenics ECC 2 Product; and (iii) $10,000 within thirty days of the first instance of the achievement of the first to occur of (a) the first commercial sale of an Oragenics ECC 2 Product anywhere in the world, or (b) the regulatory approval for an Oragenics ECC 2 Product. The remaining balance of deferred revenue associated with the upfront payment was $4,591 and $4,839 at June 30, 2015 and December 31, 2014, respectively. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Oragenics during ECC 2. Oragenics will pay the Company 10% of the net sales derived from the sale of products developed from ECC 2, as defined in the agreement.
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
In June 2015, the Company entered into its third ECC with Oragenics ("ECC 3"). Pursuant to ECC 3, at the transaction effective date, Oragenics received a license to the Company's technology platform within the field of biotherapeutics for use in certain treatments of oral mucositis and other diseases and conditions of the oral cavity, throat, and esophagus. Upon execution of ECC 3, the Company received a technology access fee of a $5,000 convertible promissory note, which approximates fair value, maturing on or before December 31, 2015 as upfront consideration. Prior to the maturity date, Oragenics has the right to convert the promissory note into shares of Oragenics' common stock, subject to its shareholders' approval. The Company is also entitled to up to $22,000 of potential payments for development and commercial milestones for each Oragenics product developed from ECC 3 and up to $10,000 of potential one-time payments for certain regulatory milestones under ECC 3. The remaining balance of deferred revenue associated with the upfront payment was $4,954 at June 30, 2015. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Oragenics during ECC 3. Oragenics will pay the Company a royalty as a percentage in the low-teens of net sales derived from the sale of products developed from ECC 3, as defined in the agreement.
Oragenics is responsible for funding the further development of ECC 3 products towards the goal of commercialization, conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization or manufacturing of the product candidates. The term of ECC 3 commenced in June 2015 and may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Oragenics upon 90 days written notice to the Company.
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
In January 2014, the Company entered into a second amendment to the ECC with Fibrocell. The second amendment further expanded the field of use defined in the ECC agreement. Under the terms of the second amendment to the ECC, the Company received 1,024,590 shares of Fibrocell's common stock valued at $5,225 as a technology access fee. The Company allocated this additional consideration to the appropriate unit of accounting and is recognizing it consistent with the unit of accounting. The remaining balance of deferred revenue associated with the upfront payments was $16,595 and $17,491 at June 30, 2015 and December 31, 2014, respectively.
See Note 17 for further discussion related to Fibrocell.
Genopaver Collaboration
In March 2013, the Company entered into an ECC with Genopaver, an affiliate of Third Security (Note 17) and a related party. Genopaver was formed for the purpose of entering into the ECC and developing and commercializing products in the field of the fermentative production of alkaloids through genetically modified cell-lines and substrate feeds for use as active pharmaceutical ingredients or as commercially sold intermediates in the manufacture of active pharmaceutical ingredients. Upon execution of the ECC, the Company received a technology access fee of $3,000 as upfront consideration. The remaining balance of deferred revenue associated with the upfront payment was $2,386 and $2,523 at June 30, 2015 and December 31, 2014, respectively. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC. Genopaver will pay the Company a royalty as a percentage in the lower-double digits on the quarterly gross profits of product sales from products developed under the ECC, as defined in the agreement. Genopaver is responsible for the development and commercialization of the product candidates. The term of the ECC commenced in March 2013 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Genopaver upon 90 days days written notice to the Company.
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
Intrexon Energy Partners Collaboration
In March 2014, the Company entered into an ECC with Intrexon Energy Partners, a joint venture between the Company and certain investors, including an affiliate of Third Security (Note 4), and a related party. The ECC grants Intrexon Energy Partners an exclusive license to the Company's technology platform to optimize and scale-up the Company's gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. Upon execution of the ECC, the Company received a technology access fee of $25,000 as upfront consideration. The remaining balance of deferred revenue associated with the upfront payment was $21,875 and $23,125 at June 30, 2015 and December 31, 2014, respectively. The Company will be reimbursed for research and development services as provided for in the ECC agreement. The term of the ECC commenced in March 2014 and continues until March 2034 unless terminated prior to that date by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Intrexon Energy Partners upon 90 days written notice to the Company.
Persea Bio Collaboration
In December 2014, the Company entered into an ECC with Persea Bio, an affiliate of Third Security (Note 17) and a related party. Persea Bio was formed for the purpose of entering into the ECC and developing and commercializing a food program, as defined in the agreement. Upon execution of the ECC, the Company received a technology access fee of $5,000 as upfront consideration. The remaining balance of deferred revenue associated with the upfront payment was $4,750 and $5,000 at June 30, 2015 and December 31, 2014, respectively. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC. Persea Bio will pay the Company royalties as a percentage in the lower-double digits on the quarterly gross profits of product sales from products derived from the ECC, as defined in the agreement. Persea Bio is responsible for the development and commercialization of the product candidates. The term of the ECC commenced in December 2014 and continues until terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Persea Bio upon 90 days written notice to the Company.
Deferred Revenue
Deferred revenue primarily consists of consideration received for upfront and milestone payments in connection with the Company's collaborations and licensing agreements, prepayments for research and development services performed for collaborators and licensees and prepayments for product and service revenues. Deferred revenue consists of the following:

	June 30, 2015	December 31, 2014
Upfront and milestone payments	$163,094	$107,228
Prepaid research and development services	11,496	1,045
Prepaid product and service revenues	4,679	4,365
Other	741	571
Total	$180,010	$113,209
Current portion of deferred revenue	$28,737	$16,522
Long-term portion of deferred revenue	151,273	96,687
Total	$180,010	$113,209
6. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of June 30, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$67,097	$61	$—	$67,158
Certificates of deposit	273	—	—	273
Total	$67,370	$61	$—	$67,431
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

As of June 30, 2015 and December 31, 2014, the Company did not consider any of its investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company's ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.
7. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at June 30, 2015:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2015
Assets
U.S. government debt securities (Note 6)	$—	$67,158	$—	$67,158
Equity securities (Note 5)	84,547	17,349	—	101,896
Other	—	709	—	709
Total	$84,547	$85,216	$—	$169,763
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
The carrying values of the Company's long term debt approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. Financial liabilities measured on a recurring basis were not significant at June 30, 2015 and December 31, 2014.
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
At March 31, 2015, $7,200 of certain equity securities have been transferred from Level 2 to Level 1 as a result of no longer needing to apply a discount for lack of marketability to these transferred equity securities. There have been no additional transfers through June 30, 2015.

8. Inventory
Inventory consists of the following:

	June 30, 2015	December 31, 2014
Supplies, semen and embryos	$1,587	$1,184
Work in process	6,844	5,637
Livestock	17,682	16,996
Feed	888	1,972
Total inventory	$27,001	$25,789
9. Property, Plant and Equipment, net
Property, plant and equipment consist of the following:

	June 30, 2015	December 31, 2014
Land and land improvements	$8,975	$7,565
Buildings and building improvements	7,208	7,265
Furniture and fixtures	1,309	1,236
Equipment	34,495	31,983
Leasehold improvements	6,572	6,382
Computer hardware and software	5,514	5,060
Construction in progress	1,851	1,002
	65,924	60,493
Less: Accumulated depreciation and amortization	(25,061)	(22,493)
Property, plant and equipment, net	$40,863	$38,000
Depreciation expense was $1,828 and $1,281 for the three months ended June 30, 2015 and 2014, respectively, and $3,781 and $2,399 for the six months ended June 30, 2015 and 2014, respectively.
10. Goodwill and Intangible Assets, net
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 and 2014 are as follows:

	Six Months Ended June 30,
	2015	2014
Beginning balance	$101,059	$13,823
Acquisitions	18,134	21,042
Foreign currency translation adjustment	(228)	—
Ending balance	$118,965	$34,865
No goodwill or accumulated impairment losses existed as of June 30, 2015 and December 31, 2014.

Intangible assets consist of the following at June 30, 2015:

	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents, related technologies and know-how	12.6	$75,318	$(13,038)	$62,280
Customer relationships	6.5	10,700	(1,772)	8,928
Trademarks	8.4	5,900	(655)	5,245
Covenant not to compete	2.0	390	(65)	325
In-process research and development		85,456	—	85,456
Total		$177,764	$(15,530)	$162,234
Intangible assets consist of the following at December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, related technologies and know-how	$41,872	$(10,849)	$31,023
Customer relationships	10,700	(806)	9,894
Trademarks	5,900	(298)	5,602
In-process research and development	19,428	—	19,428
Total	$77,900	$(11,953)	$65,947
Amortization expense was $1,981 and $687 for the three months ended June 30, 2015 and 2014, respectively and $3,577 and $1,374 for the six months ended June 30, 2015 and 2014, respectively.
11. Lines of Credit and Long Term Debt
Lines of Credit
Trans Ova has a $6,000 revolving line of credit with First National Bank of Omaha which matures on May 1, 2016. The line of credit bears interest at the greater of 2.95% above the London Interbank Offered Rate or 3.00% and was 3.14% at June 30, 2015. As of June 30, 2015, there was an outstanding balance of $208. The amount available under the line of credit is based on eligible accounts receivable and inventory or the maximum line of credit amount. As of June 30, 2015, the amount available under the line of credit was $5,792.
Trans Ova's revolving line of credit is collateralized by certain of its assets and contain certain restricted covenants that include maintaining minimum tangible net worth, maximum allowable annual capital expenditures and working capital. Trans Ova was in compliance with these covenants as of June 30, 2015.
Exemplar has a $700 revolving line of credit with American State Bank which matures on November 1, 2015. The line of credit bears interest at 4.50% per annum. As of June 30, 2015, there was an outstanding balance of $665. As of June 30, 2015, the amount available under the line of credit was $35.

Long Term Debt
Long term debt consists of the following:

	June 30, 2015	December 31, 2014
Notes payable	$7,066	$7,653
Royalty-based financing	1,944	1,926
Other	457	790
Long term debt	9,467	10,369
Less current portion	1,427	1,675
Long term debt, less current portion	$8,040	$8,694
Trans Ova has a note payable to American State Bank which matures in April 2033 and has an outstanding principal balance of $5,780 as of June 30, 2015. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by all of Trans Ova's assets.
Trans Ova has a note payable to the Iowa Economic Development Authority which matures in July 2016 and has an outstanding principal balance of $733 as of June 30, 2015. Trans Ova pays quarterly installments of $183. The note payable in collateralized by certain of Trans Ova's real estate.
Exemplar has notes payable with outstanding principal balances totaling $553 as of June 30, 2015. Exemplar pays monthly installments ranging from $1 to $4 with interest rates ranging from 0% to 3.00%. These notes mature from September 2018 to May 2020 and are collateralized by certain of Exemplar's real estate or letters of credit of certain of its members.
AquaBounty has a royalty-based financing grant from the Atlantic Canada Opportunities Agency ("ACOA"), a Canadian government agency, to provide funding of a research and development project. The total amount available under the award was $2,324, which AquaBounty claimed over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to regulatory approval, the timing of repayment is uncertain. As of the acquisition date, AquaBounty had claimed $1,952 of the available funds and this amount was recorded at its acquisition date fair value of $1,107. The Company accretes the difference of $845 between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date, AquaBounty has claimed the remaining balance available under the grant, resulting in total long term debt of $1,944 as of June 30, 2015.
Future maturities of long term debt are as follows:

2015	$809
2016	897
2017	365
2018	512
2019	339
2020	308
Thereafter	4,293
Total	$7,523
The AquaBounty royalty-based financing grant is not included in the table above due to the uncertainty of the timing of repayment.
12. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company's annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. For the three and six months ended June 30, 2015, the Company had taxable income of approximately $65,400 and $38,800, respectively, which, after offset by available loss carryforwards, resulted in $777 of current income tax expense due to the corporate alternative minimum tax. For the three months ended June 30, 2014, the Company had taxable loss of approximately $14,100, which resulted in an income tax benefit of $283 that was recognized to offset income tax expense recognized for the three months ended March 31, 2014. For the six months ended June 30, 2014, the Company had taxable income of approximately $1,200, which, after offset by available loss carryforwards, resulted in $23 of current income tax expense due to the corporate alternative minimum tax. For the three and six months ended June 30, 2015, the Company recorded deferred tax expense of $157 and $952, respectively. There was no deferred tax expense for the three and six months ended June 30, 2014. The Company's net deferred tax assets, excluding certain deferred tax liabilities totaling $9,609, are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's losses and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
At June 30, 2015, the Company has loss carryforwards for federal income tax purposes of approximately $215,700 available to offset future taxable income and federal and state research and development tax credits of approximately $6,800, prior to consideration of annual limitations that may be imposed under Section 382. These carryforwards will begin to expire in 2022. Of these loss carryforwards, approximately $25,800 relate to benefits from stock compensation deductions that will be recorded as a component of paid-in capital when realized. The Company's direct foreign subsidiaries have foreign loss carryforwards of approximately $80,600, most of which do not expire.
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
Dividend to Shareholders
In June 2015, the Company distributed to its shareholders 17,830,305 shares of ZIOPHARM common stock, representing all of the equity interests of ZIOPHARM held by the Company and resulting in a realized gain of $81,401. The distribution constituted a dividend to shareholders of record as of June 4, 2015. In connection with the distribution, pursuant to the terms of the Company's equity incentive plans, the conversion terms of all outstanding options for shares of the Company's stock as of June 4, 2015 were adjusted to reflect the value of the distribution with respect to shares of the Company's common stock.
Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows:

	June 30, 2015	December 31, 2014
Unrealized gain on investments	$61	$42
Foreign currency translation adjustments	(2,346)	(46)
Total accumulated other comprehensive loss	$(2,285)	$(4)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of products	$21	$—	$55	$—
Cost of services	105	—	203	—
Research and development	2,138	1,364	3,907	1,712
Selling, general and administrative	5,616	5,484	13,974	8,910
Total	$7,880	$6,848	$18,139	$10,622
Intrexon Stock Option Plans
In April 2008, Intrexon adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Intrexon's board of directors may grant share based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of June 30, 2015, there are 1,477,951 stock options outstanding under the 2008 Plan.
In July 2013, the Company adopted the 2013 Plan for employees and nonemployees pursuant to which Intrexon's board of directors may grant share based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors and nonemployee directors. The 2013 Plan became effective upon the closing of the Company's initial public offering in August 2013, and as of June 30, 2015, there were 13,000,000 shares authorized for issuance under the 2013 Plan, of which 8,025,778 stock options were outstanding and 4,534,088 shares were available.
Stock option activity under Intrexon's award plans was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2014	8,323,544	$22.59	8.64
Granted	1,849,000	43.15
Adjustment due to dividend (Note 13)	312,795	25.40
Exercised	(638,790)	(16.25)
Forfeited	(342,678)	(27.77)
Expired	(142)	(7.12)
Balances at June 30, 2015	9,503,729	26.08	8.38
Exercisable at June 30, 2015	2,322,052	18.06	7.03
Vested and Expected to Vest at June 30, 2015(1)	7,930,652	25.25	8.28

(1)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.
Total unrecognized compensation costs related to nonvested awards at June 30, 2015 and December 31, 2014 were $79,699 and $62,281, respectively, and are expected to be recognized over a weighted-average period of approximately three years.
Intrexon currently uses authorized and unissued shares to satisfy share award exercises.

Other Plans
As of June 30, 2015, there were 5,382,000 options outstanding under the AquaBounty 2006 Equity Incentive Plan ("AquaBounty Plan") at a weighted average exercise price of $0.26 per share of which 4,320,333 were exercisable. As of December 31, 2014 , there were 7,347,000 options outstanding under the AquaBounty Plan at a weighted average exercise price of $0.31 per share of which 6,171,520 were exercisable.
15. License Agreement
In January 2015, the Company and ZIOPHARM jointly entered into a license agreement with the University of Texas System Board of Regents on behalf of the University of Texas MD Anderson Cancer Center ("MD Anderson") whereby the Company received an exclusive license to certain research and development technologies owned and licensed by MD Anderson, including technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies, as well as co-licenses and non-exclusive licenses to certain other related technologies. ZIOPHARM shall receive access to these technologies pursuant to the terms of the Company's ECC with ZIOPHARM. The Company issued 2,100,085 shares of its common stock valued at $59,579 to MD Anderson as consideration, which is included in research and development expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2015. Subject to certain exceptions, the license agreement expires on the last to occur of (i) the expiration of all patents licensed thereunder, or (ii) the twentieth anniversary of the date of the license agreement.
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
16. Commitments and Contingencies
Operating Leases
The Company leases facilities and certain equipment under noncancelable operating leases. The equipment leases are renewable at the option of the Company. At June 30, 2015, future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2015	$1,656
2016	4,013
2017	2,714
2018	1,362
2019	1,276
2020	1,311
Thereafter	1,120
Total	$13,452
Rent expense, including other facility expenses, was $2,247 and $1,361 for the three months ended June 30, 2015 and 2014, respectively, and $4,381 and $2,731 for the six months ended June 30, 2015 and 2014, respectively.
The Company maintains subleases for certain of its facilities. Rental income under sublease agreements was $394 and $171 for the three months ended June 30, 2015 and 2014, respectively, and $819 and $262 for the six months ended June 30, 2015 and 2014, respectively. Future rental income approximates $362 for 2015, $741 for 2016, and $96 for 2017.
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
The Company may become subject to claims and assessments from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2015 and December 31, 2014, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
The Company reimburses Third Security for certain administrative services and out-of-pocket expenses incurred on the Company's behalf. The total amount of expenses incurred by the Company for the three months ended June 30, 2015 and 2014 was $111 and $64, respectively and $152 and $88 for the six months ended June 30, 2015 and 2014, respectively.
The Manager of Third Security is also the Chief Executive Officer ("CEO") and Chairman of the Board of Directors of the Company. Prior to 2015, the CEO did not receive compensation for his services as CEO, and as a result, the Company recorded $507 and $977 in compensation expense for the three and six months ended June 30, 2014, respectively, based on the estimated salary and benefits appropriate for the role. The Company anticipates that the CEO will participate in the Company's executive annual incentive compensation plan beginning in 2015.
Transactions with ECC Parties
In addition to entities controlled by Third Security, any entity in which the Company holds equity securities, including securities received as upfront or milestone consideration, and which also are party to a collaboration with the Company are considered to be related parties.
In March 2015, the Company purchased 13,939,392 shares of common stock of AmpliPhi Biosciences Corporation ("AmpliPhi"), a collaborator, and 3,484,848 warrants for $2,300. Of the total purchase price, $1,979 was allocated to the value of the shares of common stock and $321 was allocated to the value of the warrants. The AmpliPhi warrants have been included in other assets on the consolidated balance sheet with a value of $436 as of June 30, 2015.
Between February 2011 and February 2015, the Company purchased $43,582 of ZIOPHARM securities. See Note 13 for additional discussion related to the Company's investment in ZIOPHARM.
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
In conjunction with the ECC with Oragenics (Note 5), the Company is entitled to, at its election, purchase up to 30% of securities offerings that may be conducted by Oragenics in the future, subject to certain conditions and limitations. In November 2013, the Company purchased 1,100,000 shares of Oragenics common stock at $2.50 per share. In September 2013, the Company purchased 1,300,000 shares of Oragenics common stock at $3.00 per share in a private transaction. In connection with Oragenics ECC 3 (Note 5), the Company agreed to purchase additional common stock in a qualified financing, as defined in the agreement, during the sixteen months following the effective date of the Oragenics ECC 3 in an amount up to the lesser of (i) the amount that is the proportion of such financing equal to the Company's pro rata equity holdings in Oragenics as of the effective date and (ii) $10,000, subject to certain conditions.
The Company recognized $15,239 and $10,920 of collaboration revenues from related parties in the three months ended June 30, 2015 and 2014, respectively, and $28,035 and $18,318 for the six months ended June 30, 2015 and 2014, respectively.

18. Net Loss per Share
The following table presents the computation of basic and diluted net loss per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Historical net loss per share:
Numerator:
Net loss attributable to Intrexon	$(40,663)	$(52,043)	$(13,566)	$(47,928)
Denominator:
Weighted average shares outstanding, basic and diluted	109,318,471	98,892,601	107,720,040	98,113,493
Net loss attributable to Intrexon per share, basic and diluted	$(0.37)	$(0.53)	$(0.13)	$(0.49)
The following potentially dilutive securities have been excluded from the above computations of diluted weighted average shares outstanding for the three and six months ended June 30, 2015 and 2014, as they would have been anti-dilutive:

	June 30,
	2015	2014
Options	9,503,729	8,622,579
Warrants	220,021	373,102
Total	9,723,750	8,995,681

19. Subsequent Events
In August 2015, the Company entered into a definitive purchase agreement to acquire 100% of Oxitec Limited for approximately $80,000 in Company common stock and approximately $80,000 in cash, subject to certain adjustments as defined in the agreement. Consummation of the transaction, anticipated in the second half of 2015, is subject to customary closing conditions.

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
We have devised our business model to bring many different commercial products to market through the formation of agreements, including exclusive channel collaborations, or ECCs, with collaborators that have expertise within specific industry sectors. Through our collaborations, we provide expertise in the engineering, creation and modification of gene programs and cellular systems, and our collaborators are responsible for providing market and product development expertise, as well as regulatory, sales and marketing capabilities. Generally, our collaborators compensate us through payment of technology access fees, royalties, milestones and reimbursement of certain costs. This business model allows us to leverage our capabilities and capital across a broader landscape of product opportunities and end markets than we would be capable of addressing on our own. Alternatively, where a collaborator wishes to work with us to develop an early-stage program, we may execute a research collaboration pursuant to which we receive reimbursement for our development costs but the exclusive license rights, and related access fee, are deferred until completion of an initial research program.
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
In 2011, we entered into our first collaboration and have added new collaborations since then, either by entering into new agreements or expanding or adding fields to existing ECCs. To date, we have entered into 32 such agreements and expansions with 25 different counterparties, of which 28 remain active. We have 27 active ECCs, including four expansions, and one research collaboration that we anticipate could, if successful, become an ECC. Under the ECCs, we are developing products in the fields of healthcare, food, energy and consumer goods.
In June 2015, we entered into a collaboration with an investment fund sponsored by Harvest Capital Strategies, LLC.  We agreed to provide the fund investment proposals that are suitable for pursuit by a startup, including several in 2015.  With respect to such proposals, we will provide the fund with exclusive rights of first-look and first negotiation.  The collaboration with the fund will be complementary to programs already underway and the collaboration does not limit our ability to execute other collaborations and joint ventures.
As part of our ECC business model, we sometimes receive equity in lieu of cash for technology access fees and milestones and also may participate in capital raises to allow earlier-stage collaborators to focus their resources on product development. However, when such a collaborator develops greater operational or financial resources, its shares become a financial asset within Intrexon that is independent of our operational or collaborative purposes. In June 2015, we provided our shareholders the opportunity to participate directly in the value generated by our ECC with ZIOPHARM by distributing all of our shares in ZIOPHARM to our shareholders as a special stock dividend.
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
In April 2015, we acquired 100 percent of Okanagan Specialty Fruits Inc., or Okanagan, a company which developed and received regulatory approval for the world's first non-browning apple without the use of any flavor-altering chemical or antioxidant additives, for $10.0 million in cash and 707,853 shares of our common stock. In addition to supporting Okanagan's further commercialization and exploitation of its apple products, we expect to utilize our proprietary technologies to assist Okanagan in the development of further novel beneficial plant traits. We began consolidating Okanagan's results of operations and financial position beginning in April 2015.
In February 2015, we acquired 100 percent of ActoGeniX NV, or ActoGeniX, a European clinical state biopharmaceutical company, for $32.7 million in cash and 965,377 shares of our common stock. ActoGeniX's platform technology complements our broad collection of technologies available for current and future collaborations. We began consolidating ActoGeniX's results of operations and financial position beginning in February 2015.
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
In August 2014, we acquired 100 percent of the membership interests of Trans Ova Genetics, L.C., or Trans Ova, a provider of bovine reproductive technologies. Intrexon and Trans Ova intend to build upon Trans Ova's current platform with new capabilities with a goal of achieving higher levels of delivered value to dairy and beef cattle producers. The consideration paid for all the membership interests in Trans Ova consisted of $63.6 million in cash and the issuance of an aggregate of 1,444,388 shares of the Company's common stock. In addition, deferred cash valued at $20.1 million is payable to the former members of Trans Ova in three equal installments upon the first, second, and third anniversaries of the closing date. The agreement also provides for the payment to the former members of Trans Ova of a portion of certain cash proceeds in the event there is an award under certain litigation matters pending as of closing to which Trans Ova is a party. We began consolidating Trans Ova's results of operations and financial position beginning in August 2014.
In March 2014, we acquired 100 percent of the outstanding common stock and securities convertible into common stock of Medistem, Inc., or Medistem, an entity engaged in the development of Endometrial Regenerative Cells, or ERCs, which are universal donor adult-derived stem cells. We intend to employ our synthetic biology platforms to engineer a diverse array of cell-based therapeutic candidates using Medistem's multipotent ERCs. We began consolidating Medistem's results of operations and financial position beginning in March 2014.

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
Sources of revenue
We derive our revenues through the execution of ECCs and license and collaboration agreements for the development and commercialization of products enabled by our technologies. Generally, the terms of our collaborations provide that we receive some or all of the following: (i) technology access fees upon signing; (ii) reimbursements of costs incurred by us for our research and development and/or manufacturing efforts related to the specific application provided for in the collaboration; (iii) milestone payments upon the achievement of specified development, regulatory and commercial activities; and (iv) royalties on sales of products arising from the collaboration.
Our technology access fees and milestone payments may be in the form of cash or securities of the collaborator. Our collaborations contain multiple arrangements and we typically defer revenues from the technology access fees and milestone payments received and recognize such revenues in the future over the anticipated performance period. We are also entitled to sublicensing revenues in those situations where our collaborators choose to license our technologies to other parties.
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
In future periods, our revenues will depend on the number of collaborations to which we are party, the advancement and creation of programs within our collaborations and the extent to which our collaborators bring products enabled by our technologies to market. Our revenues will also depend upon our ability to maintain or improve the volume and pricing of our current product and service offerings and to develop new offerings, including those arising from the Okanagan acquisition and those which may incorporate our technologies. Our revenues will also depend upon the ability of AquaBounty to receive regulatory approval and establish successful commercialization of its AquAdvantage® Salmon products. Our future revenues may also include additional revenue streams we may acquire through mergers and acquisitions. In light of our limited operating history and experience in consummating new collaborations and also the limited experience with our consolidated subsidiaries, there can be no assurance as to the timing, magnitude and predictability of revenues to which we might be entitled.
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
We have no individually significant research and development projects and our research and development expenses primarily relate to either the costs incurred to expand or otherwise improve our multiple platform technologies or the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators. Research and development expenses typically do not include significant development, including preclinical or clinical development, activities since they are the responsibility of our collaborators. Research and development expenses incurred for programs we support pursuant to an ECC agreement are typically reimbursed by the collaborator at cost and all other research and development programs may be terminated or otherwise deferred at our discretion. The amount of our research and development expenses may be impacted by, among other things, the number of collaborations and the number and size of programs we may support on behalf of a collaboration.
The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies or the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators and licensees for the three and six months ended June 30, 2015 and 2014. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies or specific applications of our technologies in support of current or prospective collaborators and licensees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Expansion or improvement of our platform technologies	$4,015	$3,454	$68,527	$7,059
Specific applications of our technologies in support of current and prospective collaborators and licensees	9,726	6,929	18,078	12,175
Other	6,640	4,051	13,083	7,258
Total research and development expenses	$20,381	$14,434	$99,688	$26,492
We expect that our research and development expenses will increase as we continue to enter into collaborations and as we expand our offerings across additional market sectors. We believe these increases will likely include increased costs related to the hiring of additional personnel in research and development functions, increased costs paid to consultants and contract research organizations and increased costs related to laboratory supplies. Research and development expenses may also increase as a result of ongoing research and development operations which we might assume through mergers and acquisitions.
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
We expect that our selling, general and administrative expenses will increase as we continue to operate as a public company and expand our operations. We believe that these increases will likely include costs related to the hiring of additional personnel and increased fees for outside consultants, lawyers and accountants, including costs to comply with corporate governance, internal controls and similar requirements applicable to public companies. Selling, general and administrative expenses may also increase as a result of ongoing operations which we might assume through mergers and acquisitions.

Other income (expense), net
We hold equity securities received and/or purchased from certain collaborators. Other than investments accounted for using the equity method discussed below, we elected the fair value option to account for our equity securities held in these collaborators. These equity securities are recorded at fair value at each reporting date. Unrealized appreciation (depreciation) resulting from fair value adjustments are reported as other income (expense) in the consolidated statements of operations. As such, we bear the risk that fluctuations in the securities' share prices may significantly impact our results of operations. In June 2015, we recorded a realized gain related to the distribution of all of our shares of ZIOPHARM to our shareholders as a special stock dividend.
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

Results of operations
Comparison of the three months ended June 30, 2015 and the three months ended June 30, 2014
The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Dollar Change	Percent Change
	2015	2014
	(In thousands)
Revenues
Collaboration and licensing revenues	$17,181	$11,764	$5,417	46.0%
Product revenues	14,266	9	14,257	>200%
Service revenues	13,255	—	13,255	N/A
Other revenues	189	14	175	>200%
Total revenues	44,891	11,787	33,104	>200%
Operating expenses
Cost of products	11,764	53	11,711	>200%
Cost of services	6,503	—	6,503	N/A
Research and development	20,381	14,434	5,947	41.2%
Selling, general and administrative	23,673	15,382	8,291	53.9%
Total operating expenses	62,321	29,869	32,452	108.6%
Operating loss	(17,430)	(18,082)	652	(3.6)%
Total other expense, net	(20,950)	(33,781)	12,831	(38.0)%
Equity in loss of affiliates	(2,180)	(1,355)	(825)	60.9%
Loss before income taxes	(40,560)	(53,218)	12,658	(23.8)%
Income tax benefit (expense)	(934)	283	(1,217)	<(200)%
Net loss	(41,494)	(52,935)	11,441	(21.6)%
Net loss attributable to noncontrolling interests	831	892	(61)	(6.8)%
Net loss attributable to Intrexon	$(40,663)	$(52,043)	$11,380	(21.9)%
Collaboration and licensing revenues
The following table shows the collaboration and licensing revenue recognized for upfront and milestone payments received from our collaborators and reimbursements received for research and development services provided to our collaborators for the three months ended June 30, 2015 and 2014, together with the changes in those items:

	Upfront and Milestone Payments			Research and Development Services			Total
	Three Months Ended June 30,		Dollar Change	Three Months Ended June 30,		Dollar Change	Three Months Ended June 30,		Dollar Change
	2015	2014		2015	2014		2015	2014
	(In thousands)
ZIOPHARM Oncology, Inc.	$644	$644	$—	$4,606	$3,697	$909	$5,250	$4,341	$909
Oragenics, Inc.	307	261	46	68	52	16	375	313	62
Fibrocell Science, Inc.	448	448	—	1,470	883	587	1,918	1,331	587
Genopaver, LLC	68	68	—	867	423	444	935	491	444
S & I Ophthalmic, LLC	—	—	—	890	607	283	890	607	283
OvaXon, LLC	—	—	—	662	579	83	662	579	83
Intrexon Energy Partners, LLC	625	625	—	2,731	1,210	1,521	3,356	1,835	1,521
Persea Bio, LLC	125	—	125	141	—	141	266	—	266
Ares Trading S.A.	739	—	739	—	—	—	739	—	739
Other	747	471	276	2,043	1,796	247	2,790	2,267	523
Total	$3,703	$2,517	$1,186	$13,478	$9,247	$4,231	$17,181	$11,764	$5,417
Collaboration and licensing revenues increased $5.4 million due to (i) the recognition of deferred revenue for upfront payments received from our license and collaboration agreement with Ares Trading, which became effective in May 2015, and from collaborations signed by us between July 1, 2014 and June 30, 2015; (ii) recognition of research and development services performed by us pursuant to these new collaborations; and (iii) increased research and development services performed by us for collaborations in effect prior to July 1, 2014 as a result of the progression of current programs and the initiation of new programs with these collaborators, including ZIOPHARM, Fibrocell Science, Inc., or Fibrocell, and our joint venture with Intrexon Energy Partners.
Product and service revenues and cost of products and services
Product revenue includes $12.6 million from the sale of pregnant cows, live calves and livestock used in production. Service revenue totaling $11.6 million relates to the provision of in vitro fertilization and embryo transfer services performed. Cost of products and services were $18.2 million which primarily consist of employee compensation costs, livestock, feed, drug supplies and facility charges related to the production of such products and services.
Research and development expenses
Research and development expenses were $20.4 million for the three months ended June 30, 2015 compared to $14.4 million for the three months ended June 30, 2014, an increase of $5.9 million, or 41 percent. Salaries, benefits and other personnel costs increased $2.5 million due to (i) increases in research and development headcount to support the new collaborations discussed above and (ii) compensation expenses related to performance and retention incentives for research and development employees. Lab supplies and consultants expenses increased $2.1 million as a result of the increased level of research and development services provided to our collaborators.
Selling, general and administrative expenses
Selling, general and administrative expenses were $23.7 million for the three months ended June 30, 2015 compared to $15.4 million for the three months ended June 30, 2014, an increase of $8.3 million, or 54 percent. Salaries, benefits and other personnel costs increased $5.5 million due to (i) the inclusion of selling, general and administrative employees of companies we have acquired since July 1, 2014, including Trans Ova and ActoGeniX, and (ii) compensation expenses related to performance and retention incentives for general and administrative employees. Depreciation and amortization increased $0.8 million primarily as a result of property and equipment and intangible assets acquired from Trans Ova.

Total other expense, net
Total other expense, net, was $21.0 million for the three months ended June 30, 2015 compared to $33.8 million for the three months ended June 30, 2014, a decrease of $12.8 million or 38 percent. Unrealized depreciation in fair value of equity securities increased from $33.8 million for the three months ended June 30, 2014 to $102.0 million for the three months ended June 30, 2015 due to market changes in our equity securities portfolio. In June 2015, we realized an $81.4 million gain on equity securities as a result of the special stock dividend of all of our shares of ZIOPHARM to our shareholders.
Equity in net loss of affiliates
Equity in net loss of affiliates for the three months ended June 30, 2015 and 2014 includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. The $0.8 million increase in net loss of affiliates is due to higher net losses incurred by Intrexon Energy Partners in 2015.
Comparison of the six months ended June 30, 2015 and the six months ended June 30, 2014
The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Dollar Change	Percent Change
	2015	2014
	(In thousands)
Revenues
Collaboration and licensing revenues	$31,964	$19,601	$12,363	63.1%
Product revenues	23,199	9	23,190	>200%
Service revenues	23,212	—	23,212	N/A
Other revenues	365	31	334	>200%
Total revenues	78,740	19,641	59,099	>200%
Operating expenses
Cost of products	20,439	86	20,353	>200%
Cost of services	11,865	—	11,865	N/A
Research and development	99,688	26,492	73,196	>200%
Selling, general and administrative	51,301	29,017	22,284	76.8%
Total operating expenses	183,293	55,595	127,698	>200%
Operating loss	(104,553)	(35,954)	(68,599)	190.8%
Total other income (expense), net	94,728	(11,818)	106,546	>200%
Equity in loss of affiliates	(4,136)	(1,891)	(2,245)	118.7%
Loss before income taxes	(13,961)	(49,663)	35,702	(71.9)%
Income tax expense	(1,729)	(23)	(1,706)	>200%
Net loss	(15,690)	(49,686)	33,996	(68.4)%
Net loss attributable to noncontrolling interests	2,124	1,758	366	20.8%
Net loss attributable to Intrexon	$(13,566)	$(47,928)	$34,362	(71.7)%
Collaboration and licensing revenues
The following table shows the collaboration and licensing revenue recognized for upfront and milestone payments received from our collaborators and reimbursements received for research and development services provided to our collaborators for the six months ended June 30, 2015 and 2014, together with the changes in those items:

	Upfront and Milestone Payments			Research and Development Services			Total
	Six Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
	2015	2014		2015	2014		2015	2014
	(In thousands)
ZIOPHARM Oncology, Inc.	$1,288	$1,288	$—	$7,763	$5,733	$2,030	$9,051	$7,021	$2,030
Oragenics, Inc.	569	523	46	76	585	(509)	645	1,108	(463)
Fibrocell Science, Inc.	896	896	—	3,183	1,745	1,438	4,079	2,641	1,438
Genopaver, LLC	137	137	—	1,467	844	623	1,604	981	623
S & I Ophthalmic, LLC	—	—	—	1,645	1,486	159	1,645	1,486	159
OvaXon, LLC	—	—	—	1,306	748	558	1,306	748	558
Intrexon Energy Partners, LLC	1,250	625	625	4,916	1,210	3,706	6,166	1,835	4,331
Persea Bio, LLC	250	—	250	256	—	256	506	—	506
Ares Trading S.A.	739	—	739	—	—	—	739	—	739
Other	1,605	930	675	4,618	2,851	1,767	6,223	3,781	2,442
Total	$6,734	$4,399	$2,335	$25,230	$15,202	$10,028	$31,964	$19,601	$12,363
Collaboration and licensing revenues increased $12.4 million due to (i) the recognition of deferred revenue for upfront payments received from our license and collaboration agreement with Ares Trading, which became effective in May 2015, collaborations signed by us between July 1, 2014 and June 30, 2015 and our collaboration with Intrexon Energy Partners, which was signed in March 2014; (ii) recognition of research and development services performed by us pursuant to these new collaborations; and (iii) increased research and development services performed by us for collaborations in effect prior to July 1, 2014 as a result of the progression of current programs and the initiation of new programs with these collaborators, including ZIOPHARM and Fibrocell.
Product and service revenues and cost of products and services
Product revenue includes $20.1 million from the sale of pregnant cows, live calves and livestock used in production. Service revenue totaling $20.0 million relates to the provision of in vitro fertilization and embryo transfer services performed. Cost of products and services were $32.1 million which primarily consist of employee compensation costs, livestock, feed, drug supplies and facility charges related to the production of such products and services.
Research and development expenses
Research and development expenses were $99.7 million for the six months ended June 30, 2015 compared to $26.5 million for the six months ended June 30, 2014, an increase of $73.2 million, or 276 percent. In January 2015, we issued 2,100,085 shares of our common stock valued at $59.6 million to the University of Texas MD Anderson Cancer Center, or MD Anderson, in exchange for an exclusive license to certain technologies owned by MD Anderson. Salaries, benefits and other personnel costs increased $5.9 million due to (i) increases in research and development headcount to support the new collaborations discussed above and (ii) compensation expenses related to performance and retention incentives for research and development employees. Lab supplies and consultants expenses increased $4.0 million as a result of the increased level of research and development services provided to our collaborators.
Selling, general and administrative expenses
Selling, general and administrative expenses were $51.3 million for the six months ended June 30, 2015 compared to $29.0 million for the six months ended June 30, 2014, an increase of $22.3 million, or 77 percent. Salaries, benefits and other personnel costs increased $13.4 million due to (i) the inclusion of selling, general and administrative employees of companies we have acquired since July 1, 2014, including Trans Ova and ActoGeniX, and (ii) compensation expenses related to performance and retention incentives for general and administrative employees. Stock-based compensation expenses for the annual options granted to our non-employee directors, pursuant to our non-employee director compensation policy, increased $1.0 million due to a higher grant-date fair value in March 2015 compared to March 2014. Legal and professional expenses increased $2.7 million primarily due to costs associated with the acquisitions of ActoGeniX, Okanagan and Exemplar, the license agreement with MD Anderson, the January 2015 public securities offering and other business development activity. Depreciation and amortization increased $1.6 million primarily as a result of property and equipment and intangible assets acquired from Trans Ova.
Total other income (expense), net
Total other income (expense), net, was $94.7 million for the six months ended June 30, 2015 compared to $(11.8) million for the six months ended June 30, 2014, an increase of $106.5 million or 903 percent. This increase was primarily related to the $81.4 million realized gain recognized upon the special stock dividend of all of our shares of ZIOPHARM to our shareholders in June 2015 and the increase in fair value of our equity securities portfolio.
Equity in net loss of affiliates
Equity in net loss of affiliates for the six months ended June 30, 2015 and 2014 includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. The $1.4 million increase in net loss of affiliates is due to higher net losses incurred by Intrexon Energy Partners in 2015.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception and as of June 30, 2015, we had an accumulated deficit of $471.8 million. From our inception through June 30, 2015, we have funded our operations principally with the proceeds received from the sale of $509.5 million of our preferred stock, net proceeds from our IPO of $168.3 million and net proceeds from our January 2015 public offering of $110.0 million. As of June 30, 2015, we had cash and cash equivalents of $98.9 million and short-term and long-term investments of $67.4 million. Cash in excess of immediate requirements is invested primarily in money market funds, certificates of deposits and U.S. government debt securities in order to maintain liquidity and capital preservation.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$(29,558)	$(4,171)
Investing activities	(17,808)	3,257
Financing activities	118,389	25,971
Effect of exchange rate changes on cash and cash equivalents	410	(61)
Net increase in cash and cash equivalents	$71,433	$24,996
Cash flows from operating activities:
Net cash used in operating activities was $29.6 million for the six months ended June 30, 2015 compared to $4.2 million net cash provided by operating activities for the six months ended June 30, 2014. During the six months ended June 30, 2015, we had a net loss of $15.7 million which includes noncash items of (i) $94.8 million of unrealized appreciation and realized gains on our equity securities, (ii) $59.6 million of common stock issued to MD Anderson recorded as research and development expense, and (iii) $18.1 million of stock-based compensation expense. Net cash used in operating activities during the six months ended June 30, 2014 was primarily composed of our $50.0 million net loss, which includes noncash items of (i) $11.9 million of unrealized depreciation on our equity securities and (ii) $10.6 million of stock compensation expense, offset by the receipt of a $25.0 million technology access fee from our ECC with Intrexon Energy Partners.

Cash flows from investing activities:
Net cash used in investing activities was $17.8 million for the six months ended June 30, 2015 compared to net cash provided by investing activities of $3.3 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we used $39.5 million, net of cash received, for the acquisitions of ActoGeniX and Okanagan, $14.9 million for the purchase of equity securities and warrants of two of our collaborators, and $6.7 million for purchases of property, plant and equipment. These cash outflows were offset by $48.0 million of proceeds from the maturity of short-term and long-term investments. During the six months ended June 30, 2014, we received proceeds from the maturity of short-term and long-term investments of $73.7 million. These proceeds were offset by cash outflows of $60.5 million of purchases of short-term and long-term investments, $4.9 million for the acquisition of Medistem, a $1.5 million capital contribution to OvaXon and $3.8 million in purchases of property and equipment.
Cash flows from financing activities:
Net cash provided by financing activities was $118.4 million for the six months ended June 30, 2015 compared to $26.0 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we received $110.0 million of net proceeds from our public offering which closed in January 2015 and $10.4 million from stock option exercises. During the six months ended June 30, 2014, we received $25.0 million of proceeds from the private placement of our common stock which closed in March 2014 and $1.0 million from stock option exercises.
Future capital requirements
We established our current strategy and business model of commercializing our technologies through collaborators with development expertise in 2010 and we consummated our first collaboration in January 2011. We believe that we will continue to consummate collaborations with new companies across our various market sectors, which will result in additional upfront, milestone and cost recovery payments in the future.
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
We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of upfront, milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	our ability to maintain or improve the volume and pricing of our current product offerings and to develop new offerings, including those which may incorporate new technologies;

•	the timing, receipt and amount of funding under future government contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the timing of regulatory approval of AquaBounty products;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	investments we may make in current and future collaborators, including joint ventures;

•	strategic mergers and acquisitions, including both the upfront acquisition cost as well as the cost to integrate, maintain, and expand the strategic target; and

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes.
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
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commercial commitments at June 30, 2015 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$13,452	$3,762	$5,345	$2,567	$1,778
Deferred consideration	20,955	7,560	13,395	—	—
Long term debt	7,523	1,427	828	826	4,442
	$41,930	$12,749	$19,568	$3,393	$6,220
In addition to the obligations in the table above, as of June 30, 2015 we also have the significant contractual obligations described below.
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
We are also party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products which incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. At June 30, 2015, we had research and development commitments with third parties totaling $6.0 million that had not yet been incurred.
In January 2009, AquaBounty was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. The total amount available under the award was USD$2.3 million, which AquaBounty claimed over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to regulatory approval, the timing of repayment is uncertain. As of the acquisition date, AquaBounty had claimed $2.0 million of the available funds and this amount was recorded on our audited consolidated balance sheet at its acquisition date fair value of $1.1 million. The Company accretes the difference of $0.9 million between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date and through June 30, 2015, AquaBounty made subsequent draws of $0.8 million resulting in total long-term debt of $1.9 million as of June 30, 2015. This amount is not included in the table above due to the uncertainty of the timing of repayment.
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
In conjunction with the formation of a joint venture with Intrexon Energy Partners in March 2014, we committed to making future capital contributions to the joint venture in the amount of $25.0 million at the request of the board of managers of Intrexon Energy Partners and subject to certain conditions and limitations. As of June 30, 2015, the Company's remaining commitment was $21.8 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
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
In June 2015, we and Oragenics, Inc., or Oragenics, entered into an ECC. In conjunction with this ECC, we agreed to purchase additional common stock in a qualified financing, as defined in the agreement, during the sixteen months following the effective date of the ECC in an amount up to the lesser of (i) the amount that is the proportion of such financing equal to the Company's pro rata equity holdings in Oragenics as of the effective date and (ii) $10,000, subject to certain conditions. This amount is not included in the table above due to the uncertainty of the timing of this payment.
Net operating losses
As of June 30, 2015, we had net operating loss carryforwards of approximately $215.7 million for U.S. federal income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of $6.8 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022. Our direct foreign subsidiaries have foreign loss carryforwards of approximately $80.6 million, most of which do not expire.
Our past issuances of stock and mergers and acquisitions have resulted in ownership changes within the meaning of Section 382. As a result, the utilization of portions of our net operating losses may be subject to annual limitations. As of June 30, 2015, approximately $16.4 million of our net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1.5 million. As of June 30, 2015, approximately $19.1 million of domestic net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
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
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $166.3 million and $143.1 million at June 30, 2015 and December 31, 2014, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities and certificates of deposit. The primary objective of our investment activities is to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities and certificates of deposit which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Investments in publicly traded companies
We have common stock investments in several publicly traded companies that are subject to market price volatility. We have adopted the fair value method of accounting for these investments, except for our investment in AquaBounty as further described below, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income (expense), net for the period. As of June 30, 2015 and December 31, 2014 the original aggregate cost basis of these investments was $97.4 million and $173.9 million, respectively, and the market value was $101.9 million and $164.9 million, respectively. The fair value of these investments is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these companies. The fair value of these investments as of June 30, 2015 would be approximately $112.1 million and $81.5 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2014 would be approximately $181.4 million and $131.9 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
In November 2012, we acquired 47.56 percent of the outstanding common stock of AquaBounty and we accounted for this investment under the equity method of accounting for the period from acquisition date through March 15, 2013. On March 15, 2013, we acquired 18,714,814 additional shares of AquaBounty common stock for $4.9 million, thereby increasing our aggregate ownership to 53.82 percent upon closing. Accordingly, effective upon closing of the acquisition of the additional shares, we consolidated the assets and operating results of AquaBounty in our consolidated financial statements. On March 20, 2014, we acquired 19,040,366 additional shares of AquaBounty common stock for $10.0 million, and on June 30, 2015, we acquired 12,728,044 additional shares for $3.0 million, thereby increasing our aggregate ownership to 62.96 percent upon closing. The common stock of AquaBounty is traded on the London Stock Exchange and the fair value of our investment in AquaBounty at June 30, 2015 and December 31, 2014 was $23.4 million and $22.8 million, respectively. The fair value of our investment in AquaBounty as of June 30, 2015 would be approximately $25.7 million and $18.7 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2014 would be approximately $25.1 million and $18.2 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty.
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
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
From April 1, 2015 through June 30, 2015, we consummated the following transaction involving the issuance of unregistered securities:

•
the issuance of 707,853 unregistered shares (the “Unregistered Shares”) of our common stock on April 17, 2015 to the shareholders (the “Sellers”) of Okanagan Specialty Fruits, Inc. (“Okanagan”) in connection with our acquisition, pursuant to an Acquisition Agreement and Plan of Arrangement (the “Arrangement”), of all of the outstanding equity of Okanagan  as previously discussed in our Quarterly Report on Form 10-Q filed on May 11, 2015.  The Unregistered Shares were issued in reliance upon the exemption from the registration of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 3(a)(10) thereof. Section 3(a)(10) of the Securities Act exempts the issuance of securities issued in exchange for one or more bona fide outstanding securities from the registration requirements of the Securities Act where the terms and conditions of such issuance and exchange have been approved by a court of competent jurisdiction expressly authorized by law to grant such approval, after a hearing upon the fairness of the terms and conditions of such issuance and exchange at which all persons to whom the securities will be issued have the right to appear and receive timely and adequate notice thereof. The Supreme Court of British Columbia (the “Court”) was authorized to conduct a hearing on April 10, 2015 at which the substantive and procedural fairness of the terms and conditions of the Arrangement were considered and at which the Sellers were entitled to appear. The Court granted a final order approving the Arrangement, including the fairness thereof to the Sellers, following the hearing on April 10, 2015. Accordingly, the issuance of the Unregistered Shares was exempt from the registration requirements under the Securities Act pursuant to Section 3(a)(10) thereof.

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
(c) Issuer Purchases of Equity Securities
Not applicable.
Item 5. Other Information

(b)
In July 2015, Gregory I. Frost, then the Company's Senior Vice President - Health Sector, discussed with management of the Company his proposed resignation from the Company to pursue other opportunities. The Company approached and engaged Samuel Broder, M.D., as Senior Vice President - Health Sector in case Dr. Frost decided to depart. Dr. Broder's employment began on July 21, 2015 and Dr. Frost's resignation from the Company became effective August 7, 2015.

Item 6. Exhibits

Exhibit No.	Description
10.1*
Amendment to the Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, effective as of June 11, 2015 (incorporated by reference to Exhibit 10.1 to Intrexon Corporation’s Current Report on Form 8-K, filed on June 17, 2015 with the Securities and Exchange Commission)

10.2*
Intrexon Corporation Annual Executive Incentive Plan, adopted as of April 29, 2015 (incorporated by reference to Exhibit 10.2 to Intrexon Corporation’s Current Report on Form 8-K, filed on June 17, 2015 with the Securities and Exchange Commission)

31.1
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

101.0**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Shareholders' and Total Equity for the six months ended June 30, 2015, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

*    Previously filed.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intrexon Corporation
(Registrant)

Date: August 10, 2015	By:	/s/ Rick L. Sterling
Rick L. Sterling
Chief Financial Officer
(Principal Financial and Accounting Officer)