Form 10-Q
period 2015-09-30
INTREXON CORP
filed 2015-11-09
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2015, 116,397,980 shares of common stock, no par value per share, were outstanding.

INTREXON CORPORATION
FORM 10-Q

Intrexon®, Arctic®, UltraVector®, RheoSwitch Therapeutic System®, RTS®, Better DNA®, Trans Ova Genetics®, Multiply Success® and LEAP® are our and/or our affiliates’ registered trademarks in the United States and ActoBiotics™, BeyondBio™, AttSite™, mAbLogix™ and TopAct™ are our common law trademarks in the United States. This quarterly report and the information incorporated herein by reference contain references to trademarks, service marks and trade names owned by us or other companies. Solely for convenience, trademarks, service marks and trade names referred to in this quarterly report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names. We do not intend our use or display of other companies' trade names, service marks or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names and service marks appearing in this quarterly report are the property of their respective owners.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$125,433	$27,466
Short-term investments	90,864	88,495
Receivables
Trade, net	25,153	14,582
Related parties	28,801	12,622
Note	—	1,501
Other	1,912	559
Inventory	22,338	25,789
Prepaid expenses and other	7,930	3,759
Total current assets	302,431	174,773
Long-term investments	136,266	27,113
Equity securities	76,623	164,889
Property, plant and equipment, net	42,201	38,000
Intangible assets, net	256,284	65,947
Goodwill	166,866	101,059
Investments in affiliates	3,790	3,220
Other assets	5,426	1,271
Total assets	$989,887	$576,272
Liabilities and Total Equity
Current liabilities
Accounts payable	$4,546	$6,267
Accrued compensation and benefits	14,475	7,736
Other accrued liabilities	7,918	5,731
Deferred revenue	32,006	16,522
Lines of credit	475	2,273
Current portion of long term debt	1,314	1,675
Current portion of deferred consideration	16,212	7,064
Related party payables	147	214
Total current liabilities	77,093	47,482
Long term debt, net of current portion	7,796	8,694
Deferred consideration, net of current portion	8,710	13,421
Deferred revenue, net of current portion	144,248	96,687
Deferred tax liabilities	21,550	—
Other long term liabilities	867	699
Total liabilities	260,264	166,983
Commitments and contingencies (Note 16)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 116,359,041 and 100,557,932 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	1,233,497	843,001
Accumulated deficit	(510,015)	(458,236)
Accumulated other comprehensive loss	(5,195)	(4)
Total Intrexon shareholders' equity	718,287	384,761
Noncontrolling interests	11,336	24,528
Total equity	729,623	409,289
Total liabilities and total equity	$989,887	$576,272
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Collaboration and licensing revenues	$34,726	$12,656	$66,690	$32,257
Product revenues	9,446	4,115	32,645	4,124
Service revenues	8,945	4,261	32,157	4,261
Other revenues	250	165	615	196
Total revenues	53,367	21,197	132,107	40,838
Operating Expenses
Cost of products	11,215	4,224	31,654	4,310
Cost of services	5,451	2,316	17,316	2,316
Research and development	21,598	14,851	121,286	41,343
Selling, general and administrative	23,019	14,853	74,320	43,870
Total operating expenses	61,283	36,244	244,576	91,839
Operating loss	(7,916)	(15,047)	(112,469)	(51,001)
Other Income (Expense), Net
Unrealized and realized appreciation (depreciation) in fair value of equity securities	(30,453)	(37,089)	64,392	(48,944)
Interest expense	(310)	(230)	(1,012)	(309)
Interest income	567	202	1,211	349
Other income (expense), net	589	(79)	530	(110)
Total other income (expense), net	(29,607)	(37,196)	65,121	(49,014)
Equity in net loss of affiliates	(2,429)	(1,619)	(6,565)	(3,510)
Loss before income taxes	(39,952)	(53,862)	(53,913)	(103,525)
Income tax benefit (expense)	923	—	(806)	(23)
Net loss	$(39,029)	$(53,862)	$(54,719)	$(103,548)
Net loss attributable to the noncontrolling interests	816	1,137	2,940	2,895
Net loss attributable to Intrexon	$(38,213)	$(52,725)	$(51,779)	$(100,653)
Net loss attributable to Intrexon per share, basic and diluted	$(0.34)	$(0.53)	$(0.47)	$(1.02)
Weighted average shares outstanding, basic and diluted	112,244,129	99,888,203	109,244,641	98,711,564
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Net loss	$(39,029)	$(53,862)	$(54,719)	$(103,548)
Other comprehensive income (loss):
Unrealized gain on investments	230	4	249	95
Foreign currency translation adjustments	(3,102)	39	(5,374)	(28)
Comprehensive loss	(41,901)	(53,819)	(59,844)	(103,481)
Comprehensive loss attributable to the noncontrolling interests	778	1,111	2,874	2,874
Comprehensive loss attributable to Intrexon	$(41,123)	$(52,708)	$(56,970)	$(100,607)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2014	100,557,932	$—	$843,001	$(4)	$(458,236)	$384,761	$24,528	$409,289
Stock-based compensation expense	—	—	26,388	—	—	26,388	161	26,549
Exercises of stock options and warrants	909,437	—	12,208	—	—	12,208	—	12,208
Shares issued to nonemployee members of the Board of Directors	10,106	—	480	—	—	480	—	480
Shares issued in public offerings, net of issuance costs	9,922,256	—	328,234	—	—	328,234	—	328,234
Shares issued as consideration of license agreement	2,100,085	—	59,579	—	—	59,579	—	59,579
Shares issued in acquisitions	2,552,151	—	126,863	—	—	126,863	—	126,863
Acquisition of noncontrolling interest	307,074	—	9,412	—	—	9,412	(10,978)	(1,566)
Adjustments for noncontrolling interests	—	—	(249)	—	—	(249)	499	250
Noncash dividend	—	—	(172,419)	—	—	(172,419)	—	(172,419)
Net loss	—	—	—	—	(51,779)	(51,779)	(2,940)	(54,719)
Other comprehensive income (loss)	—	—	—	(5,191)	—	(5,191)	66	(5,125)
Balances at September 30, 2015	116,359,041	$—	$1,233,497	$(5,195)	$(510,015)	$718,287	$11,336	$729,623
The accompanying notes are an integral part of these consolidated financial statements

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2015	2014
Cash flows from operating activities
Net loss	$(54,719)	$(103,548)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,202	6,870
Loss on disposal of property, plant and equipment	519	170
Unrealized and realized (appreciation) depreciation on equity securities	(64,392)	48,944
Amortization of discount/premium on investments	298	1,121
Equity in net loss of affiliates	6,565	3,510
Stock-based compensation expense	26,524	14,872
Contribution of services by shareholder	—	1,485
Shares issued to nonemployee members of the Board of Directors	480	486
Shares issued as consideration for license agreement	59,579	—
Provision for bad debts	1,562	74
Deferred income taxes	374	—
Other noncash items	305	244
Changes in operating assets and liabilities:
Receivables:
Trade	(12,014)	3,443
Related parties	(11,182)	(5,168)
Note	1	—
Other	6,390	(41)
Inventory	3,451	582
Prepaid expenses and other	(4,005)	(679)
Other assets	(3,817)	89
Accounts payable	(3,560)	(1,197)
Accrued compensation and benefits	5,895	545
Other accrued liabilities	1,323	(820)
Deferred revenue	52,400	18,636
Deferred consideration	(943)	—
Related party payables	(67)	(192)
Other long term liabilities	168	(234)
Net cash provided by (used in) operating activities	23,337	(10,808)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2015	2014
Cash flows from investing activities
Purchases of investments	(181,572)	(60,478)
Maturities of investments	70,000	98,245
Purchases of equity securities and warrants	(17,080)	—
Acquisitions of businesses, net of cash received	(114,480)	(67,117)
Acquisition of noncontrolling interest	(1,566)	—
Investments in affiliates	(4,699)	(2,105)
Purchases of property, plant and equipment	(9,841)	(5,190)
Proceeds from sale of property, plant and equipment	420	151
Proceeds from notes receivable	1,500	—
Net cash used in investing activities	(257,318)	(36,494)
Cash flows from financing activities
Proceeds from issuance of shares in a private placement	—	25,000
Proceeds from issuance of shares in public offerings, net of issuance costs	328,234	—
Advances from lines of credit	13,719	678
Repayments of advances from lines of credit	(15,517)	(4,213)
Proceeds from long term debt	81	268
Payments of long term debt	(1,032)	(156)
Payments of deferred consideration	(6,252)	—
Proceeds from stock option exercises	12,208	1,274
Payment of stock issuance costs	—	(256)
Net cash provided by financing activities	331,441	22,595
Effect of exchange rate changes on cash and cash equivalents	507	(98)
Net increase (decrease) in cash and cash equivalents	97,967	(24,805)
Cash and cash equivalents
Beginning of period	27,466	49,509
End of period	$125,433	$24,704
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,119	$47
Cash paid during the period for income taxes	1,165	—
Significant noncash financing and investing activities
Note receivable as consideration for upfront fee from collaborator	$5,000	$10,000
Stock received as consideration for collaboration agreements	4,667	5,225
Stock issued in acquisitions, net	126,863	51,682
Stock issued to acquire noncontrolling interest	9,412	—
Noncash dividend to shareholders	172,419	—
Deferred consideration payable related to acquisition	11,440	20,115
Purchases of equipment included in accounts payable and other accrued liabilities	533	—
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
Oxitec Limited ("Oxitec"), a pioneering company in biological insect control solutions, is a wholly owned subsidiary of Intrexon with primary operations in England and Brazil (Note 3).
As of September 30, 2015, Intrexon owned approximately 63% of AquaBounty, a biotechnology company focused on improving productivity in commercial aquaculture.
At September 30, 2015, Intrexon owned approximately 51% of Biological & Popular Culture, Inc. ("BioPop").
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
Unaudited Financial Information
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of September 30, 2015 and results of operations and cash flows for the interim periods ended September 30, 2015 and 2014. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2015, or for any other future annual or interim period. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

From time to time, the Company and certain collaborators may cancel their agreements, relieving the Company of any further performance obligations under the agreement. When no further performance obligations are required of the Company under an agreement, the Company recognizes any remaining deferred revenue.
The Company also generates products and services revenue through sales of advanced reproductive technologies, including bovine embryos derived from the Company's embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock used in production. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) services have been rendered or delivery has occurred such that risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collection from the customer is reasonably assured.
Research and Development
The Company considers that regulatory and other uncertainties inherent in the research and development of new products preclude it from capitalizing such costs. Research and development expenses include salaries and related costs of research and development personnel, including stock-based compensation expense, and the costs of consultants, certain in-licensed technology rights, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation, amortization and other indirect overhead expenses.
The Company has research and development arrangements with third parties that include upfront and milestone payments and primarily relate to collaborations. At September 30, 2015 and December 31, 2014, the Company had research and development commitments with third parties that had not yet been incurred totaling $6,576 and $2,183, respectively. The commitments are generally cancellable by the Company at any time upon written notice.
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. The Company believes that it mitigates its risk by investing in or through major financial institutions with high quality credit ratings. Recoverability of investments is dependent upon the performance of the issuer. At September 30, 2015 and December 31, 2014, the Company had cash equivalent investments in highly liquid money market accounts at major financial institutions of $93,158 and $16,598, respectively.
Short-term and Long-term Investments
At September 30, 2015, investments include short-term and long-term investments in U.S. government debt securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date. The Company's written investment policy requires investments to be explicitly rated by two of the three following rating services: Standard & Poor's, Moody's and/or Fitch and to have a minimum rating of A1, P1 and/or F-1, respectively, from those agencies. In addition, the investment policy limits the amount of credit exposure to any one issuer.
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
Concentrations of Risk
Due to the Company's mix of fixed and variable rate securities holdings, the Company's investment portfolio is susceptible to changes in interest rates. As of September 30, 2015, gross unrealized losses on the Company's short-term and long-term investments were immaterial. From time to time, the Company may liquidate some or all of its investments to fund operational needs or other activities, such as capital expenditures or business acquisitions. Depending on which investments the Company liquidates to fund these activities, the Company could recognize a portion, or all, of the gross unrealized losses.
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs ongoing credit evaluations of its customers, but generally does not require collateral to support accounts receivable.
Equity Method Investments
The Company is party to three strategic joint ventures (Note 4). The Company accounts for its investments in these joint ventures and for its investment in Thrive Agrobiotics, Inc. ("Thrive Agrobiotics") (Note 5) using the equity method of accounting since the Company has the ability to exercise significant influence, but not control, over the operating activities of these entities.
The Company determined that it has significant influence over one of its collaborators, Oragenics, Inc. ("Oragenics"), as of September 30, 2015, and over two of its collaborators, Oragenics and ZIOPHARM Oncology, Inc. ("ZIOPHARM"), as of December 31, 2014, based on its ownership interests, representation on the board of directors of the collaborators and other qualitative factors. The Company accounts for its investments in Oragenics and ZIOPHARM using the fair value option.
The fair value of the Company's equity securities of Oragenics was $13,475 and $7,192 as of September 30, 2015 and December 31, 2014, respectively, and is included as equity securities in the respective consolidated balance sheets. The Company's ownership percentage of Oragenics was 24.2% and 24.4% at September 30, 2015 and December 31, 2014, respectively. Unrealized appreciation (depreciation) in the fair value of the Company's equity securities held in Oragenics was $2,404 and $(5,487) for the three months ended September 30, 2015 and 2014, respectively, and was $6,283 and $(11,890) for the nine months ended September 30, 2015 and 2014, respectively.
In June 2015, the Company distributed all of its holdings in ZIOPHARM to the Company's shareholders in the form of a special stock dividend (Note 13). Upon disposition, the Company realized a gain of $81,401 for the three months ended June 30, 2015. As of December 31, 2014, the Company's ownership percentage of ZIOPHARM was 15.7% and the fair value of the Company's equity securities of ZIOPHARM was $83,099 and is included as equity securities in the December 31, 2014 consolidated balance sheet. Unrealized depreciation in the fair value of the Company's equity securities held in ZIOPHARM was $22,783 and $27,864 for the three and nine months ended September 30, 2014, respectively.

Summarized unaudited financial data as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014, for the Company's equity method investments are as follows:

	September 30, 2015	December 31, 2014
Current assets	$12,225	$63,627
Non-current assets	462	1,259
Total assets	12,687	64,886
Current liabilities	10,121	15,346
Non-current liabilities	—	570
Total liabilities	10,121	15,916
Net assets	$2,566	$48,970

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$330	$834	$1,389	$1,753
Operating expenses	7,020	17,052	114,023	46,266
Loss from operations	(6,690)	(16,218)	(112,634)	(44,513)
Other	(34)	5,854	(33)	11,543
Net loss	$(6,724)	$(10,364)	$(112,667)	$(32,970)
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
As of September 30, 2015 and December 31, 2014, the Company determined that certain of its collaborators and joint ventures were VIEs. As of September 30, 2015, the Company also determined that Harvest Intrexon Enterprise Fund I, LP ("Harvest") (Note 17) was a VIE. The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. The Company's aggregate investment balances of these VIEs as of September 30, 2015 was $1,909, which represents the Company's maximum risk of loss related to the identified VIEs. As of December 31, 2014, the Company did not hold any investment balances in the identified VIEs and therefore had no risk of loss as of that date.
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

The following table shows the activity in the allowance for doubtful accounts for the nine months ended September 30, 2015:

Balance at December 31, 2014	$565
Charged to operating expenses	1,562
Write offs of accounts receivable	(112)
Balance at September 30, 2015	$2,015
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Major additions or betterments are capitalized and repairs and maintenance are generally expensed as incurred. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of these assets are as follows:

Years
Land improvements	4–20
Buildings and building improvements	3–23
Furniture and fixtures	1–7
Equipment	1–10
Computer hardware and software	1–7
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
The Company amortizes long-lived intangible assets to reflect the pattern in which the economic benefits of the intangible assets are expected to be realized. The intangible assets are amortized over their remaining estimated useful lives, ranging from two to eighteen years for the patents, related technologies and know-how; customer relationships; trademarks; and the covenant not to compete.
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
Segment Information
The Company has determined that it operates in one segment. The Company applies its technologies to create products and services which may be either sold directly to customers or developed through collaboration with third parties. As of

September 30, 2015 and December 31, 2014, the Company had $3,623 and $2,200, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $1,183 and $809 for the three months ended September 30, 2015 and 2014, respectively, and $3,446 and $1,178 for the nine months ended September 30, 2015 and 2014, respectively.
Recently Issued Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Rather, the acquirer must recognize adjustments during the period in which the amounts are determined, including the effect on earnings of any amounts that would have been recorded in previous periods. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company elected to early adopt this guidance and there was no significant impact on the Company's consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory ("ASU 2015-11"). The provisions of ASU 2015-11 provide guidance for simplifying the calculation for subsequent measurement of inventory measured using the first-in-first-out or average cost methods. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and is effective for the Company for the year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"). The provisions of ASU 2015-02 provide guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company elected to early adopt this guidance and there was no significant impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers ("ASU 2014-9"). The FASB issued ASU 2014-9 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance was originally effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date ("ASU 2015-14"), which deferred the effective date of the guidance in ASU 2014-9 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016, and is effective for the Company for the year ending December 31, 2018. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
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

3. Mergers and Acquisitions
Oxitec Acquisition
In September 2015, pursuant to a Stock Purchase Agreement (the “Oxitec Purchase Agreement”), the Company acquired 100% of the issued outstanding share capital of Oxitec, a pioneering company in biological insect control solutions, thereby expanding the Company’s capabilities to address a broad range of global environment, health and agricultural challenges. The aggregated consideration paid consisted of (i) 1,359,343 shares of the Company’s common stock (the “Stock Consideration”) and (ii) $90,199 in cash (the “Cash Consideration”), inclusive of net cash and working capital adjustments, as defined in the Oxitec Purchase Agreement, totaling $9,449 which are to be paid within eighty-five days of the September closing date. Stock Consideration totaling 480,422 shares and Cash Consideration totaling $1,991 were withheld as escrow at closing and are issuable and payable, respectively, eighteen months after closing, subject to reduction for satisfaction of any claims for indemnification made by the Company under the Oxitec Purchase Agreement. Cash Consideration related to the net cash and working capital adjustments, as well as the withheld cash, are included in deferred consideration as of September 30, 2015. The results of Oxitec’s operations subsequent to the acquisition date have been included in the consolidated financial statements.
The fair value of the total consideration transferred was $146,394. The acquisition date fair value of the Stock Consideration and Cash Consideration is presented below:

Cash	$90,199
Common shares	56,195
$146,394
The fair value of the shares of the Company common stock issued was based on the quoted closing price of the Company’s common stock as of the date of the acquisition. The preliminary estimated fair value of assets acquired and liabilities assumed at the acquisition date is shown below:

Cash	$3,780
Trade receivables	125
Other receivables	7,395
Prepaid expenses and other	121
Property, plant, and equipment	1,198
Intangible assets	96,854
Total assets acquired	109,473
Accounts payable	1,187
Accrued compensation and benefits	246
Other accrued liabilities	210
Deferred revenue	120
Deferred tax liabilities	12,584
Total liabilities assumed	14,347
Net assets acquired	95,126
Goodwill	51,268
Total consideration	$146,394
The fair value of assets acquired and liabilities assumed at the acquisition date are considered preliminary and are subject to revision when the valuation of intangible assets is finalized. The acquired intangibles assets primarily include in-process research and development and the fair values of the acquired assets were determined using the multi-period excess earning method, which is a variation of the income approach that converts future cash flows to single discounted present value amounts. The in-process research and development are currently indefinite-lived intangible assets and, accordingly, are not being amortized. Goodwill, which is not expected to be deductible for tax purposes, represents the assembled workforce and the potential for future Oxitec products and technologies.

As of September 30, 2015, the Company had incurred $1,644 of acquisition related costs, all of which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2015.
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
$40,933
The fair value of the shares of the Company's common stock issued was based on the quoted closing price of the Company's common stock as of the date of the acquisition. The estimated fair value of assets acquired and liabilities assumed at the acquisition date is shown below along with subsequent adjustments during the measurement period to the fair value of assets acquired and liabilities assumed. The adjustments resulted from revisions to the valuation of intangible assets.

	Initial Estimated Fair Value	Adjustments	Adjusted Fair Value
Cash	$58	$—	$58
Trade receivables	16	—	16
Other receivables	49	—	49
Property, plant, and equipment	32	—	32
Intangible assets	33,800	2,700	36,500
Total assets acquired	33,955	2,700	36,655
Accounts payable	181	—	181
Deferred revenue	181	—	181
Deferred tax liabilities	8,145	702	8,847
Total liabilities assumed	8,507	702	9,209
Net assets acquired	25,448	1,998	27,446
Goodwill	15,485	(1,998)	13,487
Total consideration	$40,933	$—	$40,933
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
The Company incurred $341 of acquisition-related costs, of which $267 is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2015.

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

	Initial Estimated Fair Value	Adjustments	Adjusted Fair Value
Cash	$3,180	$—	$3,180
Other receivables	305	—	305
Prepaid expenses and other	31	—	31
Property, plant and equipment	209	—	209
Intangible assets	68,100	—	68,100
Other assets	23	—	23
Total assets acquired	71,848	—	71,848
Accounts payable	230	—	230
Accrued compensation and benefits	624	(428)	196
Other accrued liabilities	307	(54)	253
Deferred revenue	732	—	732
Deferred tax liabilities	612	—	612
Total liabilities assumed	2,505	(482)	2,023
Net assets acquired	69,343	482	69,825
Goodwill	3,131	(482)	2,649
Total consideration	$72,474	$—	$72,474
The acquired intangible assets primarily include in-process research and development, and the fair values of the acquired assets were determined using the multi-period excess earnings and with-and-without methods, which are both variations of the income approach that convert future cash flows to single discounted present value amounts. During the three months ended September 30, 2015, the Company re-evaluated the acquired in-process research and development and determined that it was no longer an indefinite-lived intangible asset. The Company assigned it a useful life of eighteen years and began amortization in August 2015. Goodwill, which is not expected to be deductible for tax purposes, represents the assembled workforce and anticipated buyer-specific synergies arising from the combination of the Company's and ActoGeniX's technologies.
The Company incurred $418 of acquisition-related costs, of which $381 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2015.

Trans Ova Acquisition
In August 2014, the Company acquired 100% of the membership interests of Trans Ova, a provider of bovine reproductive technologies, pursuant to an Amended and Restated Membership Interest Purchase Agreement (the "Trans Ova Purchase Agreement"). The Company and Trans Ova intend to build upon Trans Ova's current platform with new capabilities with a goal of achieving higher levels of delivered value to dairy and beef cattle producers. Pursuant to the Trans Ova Purchase Agreement, the former members of Trans Ova received an aggregate of 1,444,388 shares of the Company's common stock and $63,625 in cash, and will receive deferred cash consideration valued at $20,115 in exchange for all membership interests of Trans Ova. The deferred cash consideration is payable in three equal installments upon the first, second, and third anniversaries of the transaction date. The Trans Ova Purchase Agreement also provides for payment to the former members of Trans Ova a portion of certain cash proceeds in the event there is an award under certain litigation matters pending as of the transaction date to which Trans Ova is a party. The results of Trans Ova's operations subsequent to the acquisition date have been included in the consolidated financial statements, including revenues of $18,283 and $64,743 and net income (loss) of $(3,655) and $530 for the three and nine months ended September 30, 2015, respectively, and revenues of $8,502 and net loss of $481 for the three and nine months ended September 30, 2014.
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
The Company incurred $713 of costs primarily for legal and due diligence services related to this acquisition, of which $372 and $684 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.
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
The Company incurred $680 of acquisition-related costs, of which $310 is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2014.
Unaudited Condensed Pro Forma Financial Information
The results of operations of the 2015 acquisitions discussed above are included in the consolidated statements of operations beginning on the day after the acquisition date. The following unaudited condensed pro forma financial information for the three and nine months ended September 30, 2015 and 2014 is presented as if the acquisitions had been consummated on January 1, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Pro forma
Revenues	$53,754	$21,524	$133,060	$41,742
Loss before income taxes	(43,979)	(58,972)	(66,686)	(117,811)
Net loss	(43,057)	(58,586)	(66,319)	(116,100)
Net loss attributable to the noncontrolling interests	816	1,137	2,940	2,895
Net loss attributable to Intrexon	(42,241)	(57,449)	(63,379)	(113,205)

The results of operations of the 2014 acquisitions discussed above are included in the consolidated statements of operations beginning on the day after their respective acquisition dates. The following unaudited condensed pro forma financial information for the three and nine months ended September 30, 2014 is presented as if the acquisitions had been consummated on January 1, 2013:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	Pro forma
Revenues	$31,507	$88,629
Loss before income taxes	(51,864)	(98,816)
Net loss	(51,864)	(98,839)
Net loss attributable to the noncontrolling interests	1,200	3,260
Net loss attributable to Intrexon	(50,664)	(95,580)
4. Investments in Joint Ventures
Intrexon Energy Partners
In March 2014, the Company and certain investors (the "Investors"), including an affiliate of Third Security, LLC ("Third Security"), entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), a joint venture formed to optimize and scale-up the Company's gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to our technology for the use in bioconversion, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Intrexon has committed to make additional capital contributions of up to $25,000, and the Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' Board of Managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of September 30, 2015, the Company's remaining commitment was $20,426. The Company and the Investors have the right, but not the obligation, to make additional capital contributions above these limits when and if solicited by the Intrexon Energy Partners Board. Intrexon Energy Partners is governed by a board of managers which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members of the Intrexon Energy Partners Board are designated by a majority of the Investors.
See further discussion of the ECC at Note 5. See discussion of a concurrent private placement securities purchase made by the Investors at Note 13.
The Company's investment in Intrexon Energy Partners was $(1,591) and $(740) as of September 30, 2015 and December 31, 2014, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.
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

The Company's investment in OvaXon was $242 and $(83) as of September 30, 2015 and December 31, 2014, respectively, and is included in investments in affiliates and other accrued liabilities, respectively, in the accompanying consolidated balance sheets.
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
The Company's investment in S & I Ophthalmic was $1,881 and $3,220 as of September 30, 2015 and December 31, 2014, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
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
The Company determines whether collaborations and licensing agreements are individually significant for disclosure based on a number of factors, including total revenue recorded by the Company pursuant to collaboration or licensing agreements, collaborators or licensees either consolidated or accounted for using the equity method, or other qualitative factors.

Collaboration and licensing revenues generated from consolidated subsidiaries are eliminated in consolidation. The following table summarizes the amounts recorded in the consolidated statements of operations for each significant collaboration and licensing agreement for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$645	$4,006	$4,651
Oragenics, Inc.	4,868	332	5,200
Fibrocell Science, Inc.	4,823	1,317	6,140
Genopaver, LLC	68	993	1,061
S & I Ophthalmic, LLC	—	1,193	1,193
OvaXon, LLC	—	549	549
Intrexon Energy Partners, LLC	625	3,185	3,810
Persea Bio, LLC	125	297	422
Ares Trading S.A.	1,597	260	1,857
Other	7,841	2,002	9,843
Total	$20,592	$14,134	$34,726

	Three Months Ended September 30, 2014
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$644	$3,370	$4,014
Oragenics, Inc.	261	3	264
Fibrocell Science, Inc.	449	1,014	1,463
Genopaver, LLC	68	360	428
S & I Ophthalmic, LLC	—	667	667
OvaXon, LLC	—	813	813
Intrexon Energy Partners, LLC	625	1,535	2,160
Other	443	2,404	2,847
Total	$2,490	$10,166	$12,656

	Nine Months Ended September 30, 2015
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$1,933	$11,769	$13,702
Oragenics, Inc.	5,437	408	5,845
Fibrocell Science, Inc.	5,719	4,500	10,219
Genopaver, LLC	205	2,460	2,665
S & I Ophthalmic, LLC	—	2,838	2,838
OvaXon, LLC	—	1,855	1,855
Intrexon Energy Partners, LLC	1,875	8,101	9,976
Persea Bio, LLC	375	553	928
Ares Trading S.A.	2,336	260	2,596
Other	9,446	6,620	16,066
Total	$27,326	$39,364	$66,690

	Nine Months Ended September 30, 2014
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$1,932	$9,103	$11,035
Oragenics, Inc.	784	588	1,372
Fibrocell Science, Inc.	1,345	2,759	4,104
Genopaver, LLC	205	1,204	1,409
S & I Ophthalmic, LLC	—	2,153	2,153
OvaXon, LLC	—	1,561	1,561
Intrexon Energy Partners, LLC	1,250	2,745	3,995
Other	1,373	5,255	6,628
Total	$6,889	$25,368	$32,257
The following is a summary of the terms of the Company's significant collaborations and licensing agreements.
Merck Licensing Agreement
In March 2015, the Company signed a worldwide License and Collaboration Agreement ("Merck Agreement") with Ares Trading S.A. ("Ares Trading"), a subsidiary of the biopharmaceutical business of Merck KGaA, and ZIOPHARM through which the parties established a collaboration for the research and development and commercialization of certain products for the prophylactic, therapeutic, palliative or diagnostic use for cancer in humans. Pursuant to the Merck Agreement, the Company received a technology access fee of $115,000 as upfront consideration, of which $57,500 was paid to ZIOPHARM in accordance with the terms of the agreement. Upon the selection of the first two targets by Ares Trading, the Company is entitled to receive $10,000 payable in equal quarterly installments over two years, of which $6,250 is included in trade receivables and $3,750 in other long term assets on the consolidated balance sheet as of September 30, 2015. The Company will be entitled to receive a further $5,000 for each additional target selected by Ares Trading. The Company is also entitled to up to $413,000 of potential payments for substantive and non-substantive development and commercial milestones for each product, and royalties ranging from the lower-single digits to the low-teens of the net sales derived from the sale of products developed under the Merck Agreement. The Company may also receive up to $50,000 of further cash fees upon certain technical milestones as provided for in the agreement. The term of the Merck Agreement commenced in May 2015 and may be terminated by either party in the event of a material breach as defined in the agreement and may be terminated voluntarily by Ares Trading upon 90 days written notice to the Company. The Company will pay to ZIOPHARM 50% of all payments received for upfront fees, milestones, and royalties under the Merck Agreement. The remaining balance of deferred revenue associated with the upfront payment was $55,164 at September 30, 2015.
ZIOPHARM Collaborations
In January 2011, the Company entered into an ECC with ZIOPHARM, a related party. Pursuant to the ECC, ZIOPHARM received a license to the Company's technology platform within the field of oncology as defined more specifically in the agreement. Upon execution of the ECC, the Company received 3,636,926 shares of ZIOPHARM's common stock valued at $17,457 as upfront consideration. In addition to the deliverables discussed above, the Company transferred two clinical product candidates to ZIOPHARM that resulted in a separate unit of accounting for which $1,115 of the upfront consideration was allocated and recognized as collaboration revenue in 2011. The remaining $16,342 of upfront consideration was allocated to Unit of Accounting 1 discussed above. The Company is entitled to additional shares of common stock representing the lesser of (i) the original shares received or (ii) the number of shares representing 7.495% of ZIOPHARM's outstanding shares at the date of the dosing of the first patient in a Phase II clinical trial of a product candidate created, produced or developed by ZIOPHARM using the Company's technology ("ZIOPHARM Milestone"). In October 2012, the ZIOPHARM Milestone was achieved and the Company received 3,636,926 shares of ZIOPHARM's common stock valued at $18,330 as milestone consideration. Since the ZIOPHARM Milestone was not substantive, the Company allocated the ZIOPHARM Milestone to the applicable units of accounting and is recognizing it in a manner similar to these units of accounting. The remaining balance of deferred revenue associated with upfront and milestone payments was $21,260 and $23,193 at September 30, 2015 and December 31, 2014, respectively. The Company receives reimbursement payments for research and development services provided and manufacturing services for Company materials provided to ZIOPHARM during the ECC. Subject to certain expense allocations, ZIOPHARM will pay the Company 50% of the quarterly net profits derived from the sale of products developed from the ECC, as defined in the agreement. ZIOPHARM is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization or manufacturing of product candidates.

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
In September 2015, the Company entered into its second ECC with ZIOPHARM ("ZIOPHARM ECC 2"). Pursuant to the ECC, ZIOPHARM received a license to the Company's technology platform to develop and commercialize novel biotherapeutics for the treatment of patients with graft-versus-host disease, or GvHD. Upon execution of ZIOPHARM ECC 2, the Company received a technology access fee of $10,000, all of which is included in deferred revenue at September 30, 2015. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to ZIOPHARM during the ECC. ZIOPHARM will pay the Company 50% of quarterly net profits derived from the sale of products developed from ZIOPHARM ECC 2, as defined in the agreement.
ZIOPHARM is responsible for funding the further development of ZIOPHARM ECC 2 products towards the goal of commercialization, conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization or manufacturing of the product candidates. The term of the ZIOPHARM ECC 2 commenced in September 2015 and may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by ZIOPHARM upon 90 days written notice to the Company.
See Notes 13 and 17 for further discussion related to ZIOPHARM.
Oragenics Collaborations
In June 2012, the Company entered into an ECC with Oragenics, a publicly traded company focused on becoming the world leader in novel antibiotics against infectious disease and probiotics for oral health for humans and pets and a related party. Pursuant to the ECC, at the transaction effective date, Oragenics received a license to the Company's technology platform within the field of lantibiotics for the treatment of infectious diseases in humans and companion animals as defined more specifically in the agreement. Upon execution of the ECC, the Company received a technology access fee of 4,392,425 shares of Oragenics' common stock valued at $6,588 as upfront consideration. The Company is entitled to receive additional shares of common stock, or at Oragenics' option, receive a cash payment based upon the fair market value of the shares, upon the separate achievement of certain regulatory milestones of the first product candidate developed from the ECC ("Oragenics ECC 1 Milestones"). The Oragenics ECC 1 Milestones include: (i) 1% of Oragenics' outstanding shares as defined in the ECC agreement at the date of the filing of the first Investigative New Drug Application with the U.S. FDA for a product candidate created, produced or developed using the Company's technology ("Oragenics ECC 1 Product"); (ii) 1.5% of Oragenics' outstanding shares as defined in the ECC agreement at the date of the dosing of the first patient in the first Phase II clinical trial of an Oragenics ECC 1 Product; (iii) 2% of Oragenics' outstanding shares as defined in the ECC agreement at the date of the dosing of the first patient in the first Phase III clinical trial of an Oragenics ECC 1 Product; (iv) 2.5% of Oragenics' outstanding shares as defined in the ECC agreement at the date of the first New Drug Application or Biologics License Application with the U.S. FDA for an Oragenics ECC 1 Product, or alternatively the first equivalent regulatory filing with a foreign agency; and (v) 3% of Oragenics' outstanding shares as defined in the ECC agreement at the date of the granting of the first regulatory approval of an Oragenics ECC 1 Product. The remaining balance of deferred revenue associated with the upfront payment was $4,758 and $5,171 at September 30, 2015 and December 31, 2014, respectively. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Oragenics during the ECC. Oragenics will pay the Company 25% of the quarterly profits derived from the sale of products developed from the ECC, as defined in the agreement.
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
In September 2013, the Company entered into its second ECC with Oragenics ("Oragenics ECC 2"). Pursuant to Oragenics ECC 2, at the transaction effective date, Oragenics received a license to the Company's technology platform to develop and commercialize probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus as defined more specifically in the agreement. Upon execution of Oragenics ECC 2, the Company received a technology access fee of 1,348,000 shares of Oragenics' common stock valued at

$3,503 and a $1,956 convertible promissory note maturing on or before December 31, 2013 as upfront consideration. Prior to the maturity date, Oragenics had the right to convert the promissory note into shares of Oragenics' common stock subject to its shareholders' approval. The conversion price was equal to the closing price of Oragenics' common stock on the last trading day immediately prior to the date of conversion. In December 2013, Oragenics converted the promissory note into 698,241 shares of Oragenics' common stock. In September 2015, Oragenics and the Company mutually agreed to terminate Oragenics ECC 2 and accordingly, the Company recognized the remaining balance of the deferred revenue associated with the upfront payment.
In June 2015, the Company entered into its third ECC with Oragenics ("Oragenics ECC 3"). Pursuant to Oragenics ECC 3, at the transaction effective date, Oragenics received a license to the Company's technology platform within the field of biotherapeutics for use in certain treatments of oral mucositis and other diseases and conditions of the oral cavity, throat, and esophagus. Upon execution of Oragenics ECC 3, the Company received a technology access fee of a $5,000 convertible promissory note, which approximates fair value, maturing on or before December 31, 2015 as upfront consideration. Prior to the maturity date, Oragenics has the right to convert the promissory note into shares of Oragenics' common stock, subject to its shareholders' approval. The Company is also entitled to up to $22,000 of potential payments for development and commercial milestones for each Oragenics product developed from Oragenics ECC 3 and up to $10,000 of potential one-time payments for certain regulatory milestones under Oragenics ECC 3. The remaining balance of deferred revenue associated with the upfront payment was $4,815 at September 30, 2015. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Oragenics during Oragenics ECC 3. Oragenics will pay the Company a royalty as a percentage in the low-teens of net sales derived from the sale of products developed from Oragenics ECC 3, as defined in the agreement.
Oragenics is responsible for funding the further development of Oragenics ECC 3 products towards the goal of commercialization, conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization or manufacturing of the product candidates. The term of Oragenics ECC 3 commenced in June 2015 and may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Oragenics upon 90 days written notice to the Company.
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
In January 2014, the Company entered into a second amendment to the ECC with Fibrocell. The second amendment further expanded the field of use defined in the ECC agreement. Under the terms of the second amendment to the ECC, the Company received 1,024,590 shares of Fibrocell's common stock valued at $5,225 as a technology access fee. The Company allocated this additional consideration to the appropriate unit of accounting. In September 2015, Fibrocell and the Company mutually agreed to terminate the second amendment to the ECC and accordingly, the Company recognized the remaining balance of deferred revenue associated with the related upfront payment. The remaining balance of deferred revenue associated with Fibrocell was $11,772 and $17,491 at September 30, 2015 and December 31, 2014, respectively.
See Note 17 for further discussion related to Fibrocell.
Genopaver Collaboration
In March 2013, the Company entered into an ECC with Genopaver, LLC ("Genopaver"), an affiliate of Third Security (Note 17) and a related party. Genopaver was formed for the purpose of entering into the ECC and developing and commercializing products in the field of the fermentative production of alkaloids through genetically modified cell-lines and substrate feeds for use as active pharmaceutical ingredients or as commercially sold intermediates in the manufacture of active pharmaceutical ingredients. Upon execution of the ECC, the Company received a technology access fee of $3,000 as upfront consideration. The remaining balance of deferred revenue associated with the upfront payment was $2,318 and $2,523 at September 30, 2015 and December 31, 2014, respectively. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC. Genopaver will pay the Company a royalty as a percentage in the lower-double digits on the quarterly gross profits of product sales from products developed under the ECC, as defined in the agreement. Genopaver is responsible for the development and commercialization of the product candidates. The term of the ECC commenced in March 2013 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Genopaver upon 90 days written notice to the Company.
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

Intrexon Energy Partners Collaboration
In March 2014, the Company entered into an ECC with Intrexon Energy Partners, a joint venture between the Company and certain investors, including an affiliate of Third Security (Note 4), and a related party. The ECC grants Intrexon Energy Partners an exclusive license to the Company's technology platform to optimize and scale-up the Company's gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. Upon execution of the ECC, the Company received a technology access fee of $25,000 as upfront consideration. The remaining balance of deferred revenue associated with the upfront payment was $21,250 and $23,125 at September 30, 2015 and December 31, 2014, respectively. The Company will be reimbursed for research and development services as provided for in the ECC agreement. The term of the ECC commenced in March 2014 and continues until March 2034 unless terminated prior to that date by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Intrexon Energy Partners upon 90 days written notice to the Company.
Persea Bio Collaboration
In December 2014, the Company entered into an ECC with Persea Bio, LLC ("Persea Bio"), an affiliate of Third Security (Note 17) and a related party. Persea Bio was formed for the purpose of entering into the ECC and developing and commercializing a food program, as defined in the agreement. Upon execution of the ECC, the Company received a technology access fee of $5,000 as upfront consideration. The remaining balance of deferred revenue associated with the upfront payment was $4,625 and $5,000 at September 30, 2015 and December 31, 2014, respectively. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC. Persea Bio will pay the Company royalties as a percentage in the lower-double digits on the quarterly gross profits of product sales from products derived from the ECC, as defined in the agreement. Persea Bio is responsible for the development and commercialization of the product candidates. The term of the ECC commenced in December 2014 and continues until terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Persea Bio upon 90 days written notice to the Company.
Thrive Agrobiotics Collaboration
In September 2015, the Company entered into an ECC with Thrive Agrobiotics, an affiliate of Harvest (Note 17) and a related party. Thrive Agrobiotics was formed for the purpose of entering into the ECC and developing and commercializing products to improve the overall growth and feed efficiency in piglets. Upon execution of the ECC, the Company received a technology access fee in the form of equity in Thrive Agrobiotics valued at $1,667 as upfront consideration, all of which is included in deferred revenue as of September 30, 2015. The Company is also entitled to up to $5,500 of potential payments for development and commercial milestones for each product developed under the ECC. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC. Thrive Agrobiotics will pay the Company a royalty as a percentage in the lower-double digits on the quarterly gross profits of product sales from products developed under the ECC, as defined in the agreement. Thrive Agrobiotics is responsible for the development and commercialization of the product candidates. The term of the ECC commenced in September 2015 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Thrive Agrobiotics upon 90 days written notice to the Company.

Deferred Revenue
Deferred revenue primarily consists of consideration received for upfront and milestone payments in connection with the Company's collaborations and licensing agreements, prepayments for research and development services performed for collaborators and licensees and prepayments for product and service revenues. Deferred revenue consists of the following:

	September 30, 2015	December 31, 2014
Upfront and milestone payments	$159,069	$107,228
Prepaid research and development services	11,099	1,045
Prepaid product and service revenues	5,292	4,365
Other	794	571
Total	$176,254	$113,209
Current portion of deferred revenue	$32,006	$16,522
Long-term portion of deferred revenue	144,248	96,687
Total	$176,254	$113,209
6. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of September 30, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$226,567	$291	$—	$226,858
Certificates of deposit	272	—	—	272
Total	$226,839	$291	$—	$227,130
The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$115,293	$54	$(12)	$115,335
Certificates of deposit	273	—	—	273
Total	$115,566	$54	$(12)	$115,608
For more information on the Company's method for determining the fair value of its assets, see Note 2 – "Fair Value of Financial Instruments".
The estimated fair value of available-for-sale investments classified by their contractual maturities as of September 30, 2015 was as follows:

Due within one year	$90,864
After one year through three years	136,266
Total	$227,130
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company's investments were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and have been in a loss position for less than 12 months.
As of September 30, 2015 and December 31, 2014, the Company did not consider any of its investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company's ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.
7. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at September 30, 2015:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2015
Assets
U.S. government debt securities (Note 6)	$—	$226,858	$—	$226,858
Equity securities (Note 5)	61,747	14,876	—	76,623
Other	—	417	—	417
Total	$61,747	$242,151	$—	$303,898
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
The carrying values of the Company's long term debt approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. Financial liabilities measured on a recurring basis were not significant at September 30, 2015 and December 31, 2014.
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
During the nine months ended September 30, 2015, $8,307 of certain equity securities have been transferred from Level 2 to Level 1 as a result of no longer needing to apply a discount for lack of marketability to these transferred equity securities.

8. Inventory
Inventory consists of the following:

	September 30, 2015	December 31, 2014
Supplies, semen and embryos	$1,368	$1,184
Work in process	6,135	5,637
Livestock	12,753	16,996
Feed	2,082	1,972
Total inventory	$22,338	$25,789
9. Property, Plant and Equipment, net
Property, plant and equipment consist of the following:

	September 30, 2015	December 31, 2014
Land and land improvements	$9,085	$7,565
Buildings and building improvements	7,311	7,265
Furniture and fixtures	1,608	1,236
Equipment	36,018	31,983
Leasehold improvements	6,998	6,382
Computer hardware and software	5,722	5,060
Construction and other assets in progress	1,927	1,002
	68,669	60,493
Less: Accumulated depreciation and amortization	(26,468)	(22,493)
Property, plant and equipment, net	$42,201	$38,000
Depreciation expense was $1,987 and $1,807 for the three months ended September 30, 2015 and 2014, respectively, and $5,768 and $4,206 for the nine months ended September 30, 2015 and 2014, respectively.
10. Goodwill and Intangible Assets, net
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows:

Balance at December 31, 2014	$101,059
Acquisitions	67,404
Foreign currency translation adjustment	(1,597)
Balance at September 30, 2015	$166,866
No goodwill or accumulated impairment losses existed as of September 30, 2015 and December 31, 2014.

Intangible assets consist of the following at September 30, 2015:

	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents, related technologies and know-how	15.2	$142,066	$(15,141)	$126,925
Customer relationships	6.5	10,700	(2,255)	8,445
Trademarks	8.4	5,900	(834)	5,066
Covenant not to compete	2.0	395	(115)	280
In-process research and development		115,568	—	115,568
Total		$274,629	$(18,345)	$256,284
Intangible assets consist of the following at December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, related technologies and know-how	$41,872	$(10,849)	$31,023
Customer relationships	10,700	(806)	9,894
Trademarks	5,900	(298)	5,602
In-process research and development	19,428	—	19,428
Total	$77,900	$(11,953)	$65,947
Amortization expense was $2,857 and $1,290 for the three months ended September 30, 2015 and 2014, respectively and $6,434 and $2,664 for the nine months ended September 30, 2015 and 2014, respectively.
11. Lines of Credit and Long Term Debt
Lines of Credit
Trans Ova has a $6,000 revolving line of credit with First National Bank of Omaha which matures on May 1, 2016. The line of credit bears interest at the greater of 2.95% above the London Interbank Offered Rate or 3.00% and was 3.15% at September 30, 2015. As of September 30, 2015, there were no amounts outstanding. The amount available under the line of credit is based on eligible accounts receivable and inventory or the maximum line of credit amount.
Trans Ova's revolving line of credit is collateralized by certain of its assets and contain certain restricted covenants that include maintaining minimum tangible net worth, maximum allowable annual capital expenditures and working capital. Trans Ova was in compliance with these covenants as of September 30, 2015.
Exemplar has a $700 revolving line of credit with American State Bank which matures on November 1, 2016. The line of credit bears interest at 4.50% per annum. As of September 30, 2015, there was an outstanding balance of $475.
Long Term Debt
Long term debt consists of the following:

	September 30, 2015	December 31, 2014
Notes payable	$6,773	$7,653
Royalty-based financing	1,857	1,926
Other	480	790
Long term debt	9,110	10,369
Less current portion	1,314	1,675
Long term debt, less current portion	$7,796	$8,694

Trans Ova has a note payable to American State Bank which matures in April 2033 and has an outstanding principal balance of $5,694 as of September 30, 2015. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by all of Trans Ova's assets.
Trans Ova has a note payable to the Iowa Economic Development Authority which matures in July 2016 and has an outstanding principal balance of $550 as of September 30, 2015. Trans Ova pays quarterly installments of $183. The note payable in collateralized by certain parcels of Trans Ova's real estate.
Exemplar has notes payable with outstanding principal balances totaling $529 as of September 30, 2015. Exemplar pays monthly installments ranging from $1 to $4 with interest rates ranging from 0% to 3.00%. These notes mature from September 2018 to May 2020 and are collateralized by certain of Exemplar's real estate or letters of credit of certain of its members.
AquaBounty has a royalty-based financing grant from the Atlantic Canada Opportunities Agency ("ACOA"), a Canadian government agency, to provide funding of a research and development project. The total amount available under the award was $2,142, which AquaBounty claimed over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to regulatory approval, the timing of repayment is uncertain. As of the acquisition date, AquaBounty had claimed $1,952 of the available funds and this amount was recorded at its acquisition date fair value of $1,107. The Company accretes the difference of $845 between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date, AquaBounty has claimed the remaining balance available under the grant, resulting in total long term debt of $1,857 as of September 30, 2015.
Future maturities of long term debt are as follows:

2015	$506
2016	929
2017	382
2018	525
2019	340
2020	309
Thereafter	4,262
Total	$7,253
The AquaBounty royalty-based financing grant is not included in the table above due to the uncertainty of the timing of repayment.
12. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company's annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. For the three months ended September 30, 2015, the Company had U.S. taxable loss of approximately $15,865, which resulted in an income tax benefit of $318 that was recognized to offset income tax expense recognized during the six months ended June 30, 2015. For the nine months ended September 30, 2015, the Company had U.S. taxable income of approximately $22,935, which, after offset of available loss carryforwards, resulted in $459 of current income tax expense due to the corporate alternative minimum tax. For the three and nine months ended September 30, 2015, the Company recognized $27 of current foreign income tax benefit. For the three months ended September 30, 2014, the Company had U.S. taxable loss of approximately $600, and no income tax benefit was recognized. For the nine months ended September 30, 2014, the Company had U.S. taxable income of approximately $600, which, after offset by available loss carryforwards, resulted in $23 of current income tax expense due to the corporate alternative minimum tax. For the three months ended September 30, 2015, the Company recorded deferred tax benefit of $578. For the nine months ended September 30, 2015, the Company recorded deferred tax expense of $374. There was no deferred tax expense for the three and nine months ended September 30, 2014. The Company's net deferred tax assets, excluding certain deferred tax liabilities totaling $21,550, are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's losses and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
At September 30, 2015, the Company has loss carryforwards for U.S. federal income tax purposes of approximately $227,100 available to offset future taxable income and federal and state research and development tax credits of approximately $6,800, prior to consideration of annual limitations that may be imposed under Section 382. These carryforwards will begin to expire in 2022. Of these loss carryforwards, approximately $29,300 relates to benefits from stock compensation deductions that will be recorded as a component of paid-in capital when realized. The Company's direct foreign subsidiaries have foreign loss carryforwards of approximately $116,700, most of which do not expire.
13. Shareholders' Equity
Issuances of Common Stock
In August 2015, the Company closed a public offering of 5,609,756 shares of its common stock, inclusive of 731,707 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering, at a public offering price of $41.00 per share. The aggregate proceeds of the offering were $218,193, net of underwriting discounts of $11,500 and offering expenses paid by the Company of approximately $306, all of which were capitalized.
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
Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss were as follows:

	September 30, 2015	December 31, 2014
Unrealized gain on investments	$291	$42
Foreign currency translation adjustments	(5,486)	(46)
Total accumulated other comprehensive loss	$(5,195)	$(4)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of products	$21	$5	$76	$5
Cost of services	98	50	301	50
Research and development	2,234	1,514	6,141	3,226
Selling, general and administrative	6,032	2,681	20,006	11,591
Total	$8,385	$4,250	$26,524	$14,872
Intrexon Stock Option Plans
In April 2008, Intrexon adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Intrexon's board of directors may grant share based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of September 30, 2015, there are 1,439,637 stock options outstanding under the 2008 Plan.
In July 2013, the Company adopted the 2013 Plan for employees and nonemployees pursuant to which Intrexon's board of directors may grant share based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors and nonemployee directors. The 2013 Plan became effective upon the closing of the Company's initial public offering in August 2013, and as of September 30, 2015, there were 13,000,000 shares authorized for issuance under the 2013 Plan, of which 9,220,403 stock options were outstanding and 3,219,354 shares were available for grant.
Stock option activity under Intrexon's award plans was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2014	8,323,544	$22.59	8.64
Granted	4,282,000	47.89
Adjustment due to dividend (Note 13)	312,795	25.40
Exercised	(790,265)	(16.89)
Forfeited	(1,467,488)	(25.77)
Expired	(546)	(17.72)
Balances at September 30, 2015	10,660,040	32.07	8.53
Exercisable at September 30, 2015	2,502,418	18.18	6.73
Vested and Expected to Vest at September 30, 2015(1)	8,803,769	30.69	8.37

(1)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.
Total unrecognized compensation costs related to nonvested awards at September 30, 2015 and December 31, 2014 were $112,205 and $62,281, respectively, and are expected to be recognized over a weighted-average period of approximately three years.
Intrexon currently uses authorized and unissued shares to satisfy share award exercises.

Other Plans
As of September 30, 2015, there were 5,382,000 options outstanding under the AquaBounty 2006 Equity Incentive Plan ("AquaBounty Plan") at a weighted average exercise price of $0.26 per share of which 4,320,333 were exercisable. As of December 31, 2014 , there were 7,347,000 options outstanding under the AquaBounty Plan at a weighted average exercise price of $0.31 per share of which 6,171,520 were exercisable.
15. License Agreement
In January 2015, the Company and ZIOPHARM jointly entered into a license agreement with the University of Texas System Board of Regents on behalf of the University of Texas MD Anderson Cancer Center ("MD Anderson") whereby the Company received an exclusive license to certain research and development technologies owned and licensed by MD Anderson, including technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies, as well as co-licenses and non-exclusive licenses to certain other related technologies. ZIOPHARM shall receive access to these technologies pursuant to the terms of the Company's ECC with ZIOPHARM. The Company issued 2,100,085 shares of its common stock valued at $59,579 to MD Anderson as consideration, which is included in research and development expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2015. Subject to certain exceptions, the license agreement expires on the last to occur of (i) the expiration of all patents licensed thereunder, or (ii) the twentieth anniversary of the date of the license agreement.
In connection with the license agreement, the Company, ZIOPHARM, and MD Anderson entered into a research and development agreement which governs certain operational activities between the parties and pursuant to which ZIOPHARM will provide funding for certain research and development activities of MD Anderson for a period of three years, in an amount between $15,000 and $20,000 per year. The Company and ZIOPHARM are obligated to reimburse MD Anderson for out of pocket expenses for maintaining patents covering the licensed technologies.
16. Commitments and Contingencies
Operating Leases
The Company leases facilities and certain equipment under noncancelable operating leases. The equipment leases are renewable at the option of the Company. At September 30, 2015, future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2015	$739
2016	4,161
2017	3,381
2018	2,067
2019	1,889
2020	1,941
Thereafter	1,587
Total	$15,765
Rent expense, including other facility expenses, was $2,167 and $2,518 for the three months ended September 30, 2015 and 2014, respectively, and $6,548 and $5,249 for the nine months ended September 30, 2015 and 2014, respectively.
The Company maintains subleases for certain of its facilities. Rental income under sublease agreements was $334 and $270 for the three months ended September 30, 2015 and 2014, respectively, and $1,153 and $532 for the nine months ended September 30, 2015 and 2014, respectively. Future rental income approximates $182 for 2015, $741 for 2016, and $96 for 2017.
Contingencies
In March 2012, Trans Ova was named as a defendant in a licensing and patent infringement suit brought by XY, Inc. alleging that certain of Trans Ova's activities breach a licensing agreement and infringe on patents that XY, Inc. allegedly owns. Trans Ova is reviewing, defending and filing counter claims in the case. The matter is scheduled to go to trial in the first half of 2016. Based on advice from legal counsel, Trans Ova believes that XY, Inc.'s complaints are without merit; however, no assurances can be given that this matter will be resolved in Trans Ova's favor.

The Company may become subject to claims and assessments from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2015 and December 31, 2014, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
The Company reimburses Third Security for certain administrative services and out-of-pocket expenses incurred on the Company's behalf. The total amount of expenses incurred by the Company for the three months ended September 30, 2015 and 2014 was $142 and $85, respectively and $294 and $173 for the nine months ended September 30, 2015 and 2014, respectively.
The Manager of Third Security is also the Chief Executive Officer ("CEO") and Chairman of the Board of Directors of the Company. Prior to 2015, the CEO did not receive compensation for his services as CEO, and as a result, the Company recorded $508 and $1,485 in compensation expense for the three and nine months ended September 30, 2014, respectively, based on the estimated salary and benefits appropriate for the role. The Company anticipates that the CEO will participate in the Company's executive annual incentive compensation plan beginning in 2015.
See additional discussion related to Third Security and the Company's CEO at Note 19.
Transactions with ECC Parties
In addition to entities controlled by Third Security, any entity in which the Company holds equity securities, including securities received as upfront or milestone consideration, and which also are party to a collaboration with the Company are considered to be related parties.
In July 2015, the Company purchased 375,868 shares of common stock of Fibrocell at $5.80 per share.
In March 2015, the Company purchased 278,788 shares of common stock of AmpliPhi Biosciences Corporation ("AmpliPhi"), a collaborator, and 69,696 warrants for $2,300. Of the total purchase price, $1,979 was allocated to the value of the shares of common stock and $321 was allocated to the value of the warrants. The number of shares and warrants received reflects a 1-for-50 reverse stock split of AmpliPhi's common stock effective August 7, 2015. The AmpliPhi warrants have been included in other assets on the consolidated balance sheet with a value of $145 as of September 30, 2015.
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
The Company recognized $31,740 and $11,295 of collaboration revenues from related parties in the three months ended September 30, 2015 and 2014, respectively, and $59,775 and $29,613 for the nine months ended September 30, 2015 and 2014, respectively.

Other Related Parties
In June 2015, the Company entered into an agreement with Harvest, an investment fund sponsored by Harvest Capital Strategies, LLC, and a related party based on ownership in the fund by affiliates of Third Security. Harvest was established to invest in life science research and development opportunities that Intrexon offers to Harvest. These will be investment proposals that are suitable for pursuit by a startup venture, characterized by the agreement as "start-up opportunities." For such start-up opportunities, the Company will provide Harvest with exclusive rights of first-look and first negotiation. For any opportunities it decides to pursue, Harvest would establish new collaboration entities which would enter into an ECC with the Company in a designated field. The terms of such ECCs would be negotiated between the Company and Harvest. In addition, the agreement provides the Company the right to present to Harvest the opportunity to invest in other ventures, including investment opportunities with respect to the Company's existing collaborations. Any such opportunities would be presented at the Company's discretion on a non-exclusive basis. The agreement with Harvest does not limit the Company's ability to execute other collaborations and joint ventures with third parties. As consideration for providing exclusive rights of first look and first negotiation for start-up opportunities, the Company receives a portion of the management fee collected by Harvest. These fees are included in other income in the accompanying consolidated statements of operations and totaled $697 for the three and nine months ended September 30, 2015.
18. Net Loss per Share
The following table presents the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Historical net loss per share:
Numerator:
Net loss attributable to Intrexon	$(38,213)	$(52,725)	$(51,779)	$(100,653)
Denominator:
Weighted average shares outstanding, basic and diluted	112,244,129	99,888,203	109,244,641	98,711,564
Net loss attributable to Intrexon per share, basic and diluted	$(0.34)	$(0.53)	$(0.47)	$(1.02)
The following potentially dilutive securities have been excluded from the above computations of diluted weighted average shares outstanding for the three and nine months ended September 30, 2015 and 2014, as they would have been anti-dilutive:

	September 30,
	2015	2014
Options	10,660,040	8,194,650
Warrants	194,719	373,102
Total	10,854,759	8,567,752
19. Subsequent Events
In November 2015, the Company entered into a Services Agreement ("Services Agreement") with Third Security pursuant to which Third Security will provide the Company with certain professional, administrative, and other support services in exchange for a fee of $800 per month to be paid in the form of fully-vested shares of the Company's common stock. The payments made by the Company under the Services Agreement constitute, in the aggregate, an award under the 2013 Plan and will be subject to the terms of the 2013 Plan.
In November 2015, the Company entered into a compensation arrangement with the Company's CEO. Previously, the CEO did not receive compensation for his services as CEO of the Company. Under the new compensation arrangement, the CEO will receive compensation of $200 per month in the form of fully-vested shares of the Company's common stock. The shares of common stock will be issued pursuant to the terms of a Restricted Stock Unit Agreement under the 2013 Plan.

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
In 2011, we entered into our first collaboration and have added new collaborations since then, either by entering into new agreements or expanding or adding fields to existing ECCs. To date, we have entered into 36 such agreements and expansions with 28 different counterparties, of which 29 remain active. We have 26 active ECCs, including two expansions, and three research collaborations that we anticipate could, if successful, become commercial agreements. Under the ECCs, we are developing products in the fields of healthcare, food, energy, environment and consumer goods.
In June 2015, we entered into an agreement with Harvest Intrexon Enterprise Fund I, LP, or Harvest, an investment fund sponsored by Harvest Capital Strategies, LLC, and a related party based on ownership in the fund by affiliates of Third

Security, LLC. Harvest was established to invest in life science research and development opportunities that we offer to Harvest. These will be investment proposals that are suitable for pursuit by a startup venture, characterized by the agreement as "start-up opportunities." For such start-up opportunities, we will provide Harvest with exclusive rights of first-look and first negotiation. For any opportunities it decides to pursue, Harvest would establish new collaboration entities which would enter into an ECC with us in a designated field. The terms of such ECCs would be negotiated between us and Harvest.  In addition, the agreement provides us the right to present to Harvest the opportunity to invest in other ventures, including investment opportunities with respect to our existing collaborations. Any such opportunities would be presented at our discretion on a non-exclusive basis. The agreement with Harvest does not limit our ability to execute other collaborations and joint ventures with third parties. As consideration for providing exclusive rights of first look and first negotiation for start-up opportunities, we receive a portion of the management fee collected by Harvest.
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
In September 2015, we acquired 100 percent of Oxitec Limited, or Oxitec, thereby expanding our capabilities to address a broad range of global environment, health and agricultural challenges. The aggregated consideration paid consisted of (i) 1,359,343 shares of our common stock, or the Stock Consideration, and (ii) $90.2 million in cash, or the Cash Consideration, inclusive of net cash and working capital adjustments, as defined in the agreement, totaling $9.4 million which are to be paid within eighty-five days of the September closing date. Stock Consideration totaling 480,422 shares and Cash Consideration totaling $2.0 million were withheld as escrow at closing and are issuable and payable, respectively, eighteen months after closing, subject to reduction for satisfaction of any claims for indemnification made by us under the agreement. We began consolidating Oxitec’s results of operations and financial position beginning in September 2015.
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
In February 2015, we acquired 100 percent of ActoGeniX NV, or ActoGeniX, a European clinical stage biopharmaceutical company, for $32.7 million in cash and 965,377 shares of our common stock. ActoGeniX's platform technology complements our broad collection of technologies available for current and future collaborations. We began consolidating ActoGeniX's results of operations and financial position beginning in February 2015.
In January 2015, we and ZIOPHARM jointly entered into a license agreement with the University of Texas System Board of Regents on behalf of the University of Texas MD Anderson Cancer Center ("MD Anderson") whereby we received an exclusive license to certain research and development technologies owned and licensed by MD Anderson, including technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies, as well as co-licenses and non-exclusive licenses to certain other related technologies. ZIOPHARM also received access to these technologies pursuant to the terms of our ECC with ZIOPHARM. We issued 2,100,085 shares of our common stock valued at $59.6 million to MD Anderson as consideration. Subject to certain exceptions, the license agreement expires on the last to occur of (i) the expiration of all patents licensed thereunder, or (ii) the twentieth anniversary of the date of the license agreement.

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
We also generate products and services revenue through sales of advanced reproductive technologies, including bovine embryos derived from our embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock used in production.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) services have been rendered or delivery has occurred such that risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collection from the customer is reasonably assured.
In future periods, our revenues will depend on the number of collaborations to which we are party, the advancement and creation of programs within our collaborations and the extent to which our collaborators bring products enabled by our technologies to market. Our revenues will also depend upon our ability to maintain or improve the volume and pricing of our current product and service offerings and to develop new offerings, including those arising from the Okanagan and Oxitec acquisitions and those which may incorporate our technologies. Our revenues will also depend upon the ability of AquaBounty to receive regulatory approval and establish successful commercialization of its AquAdvantage® Salmon products. Our future revenues may also include additional revenue streams we may acquire through mergers and acquisitions. In light of our limited operating history and experience in consummating new collaborations and also the limited experience with our consolidated subsidiaries, there can be no assurance as to the timing, magnitude and predictability of revenues to which we might be entitled.
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
The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies or the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators and licensees for the three and nine months ended September 30, 2015 and 2014. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies or specific applications of our technologies in support of current or prospective collaborators and licensees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Expansion or improvement of our platform technologies	$3,641	$3,134	$72,168	$10,185
Specific applications of our technologies in support of current and prospective collaborators and licensees	10,608	7,015	28,686	19,198
Other	7,349	4,702	20,432	11,960
Total research and development expenses	$21,598	$14,851	$121,286	$41,343
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
As consideration for providing exclusive rights of first-look and first negotiation, we receive a portion of the management fee collected by Harvest for our obligation to provide Harvest with investment proposals that are suitable for pursuit by a startup. These fees are included in other income.
Equity in net loss of affiliates
Equity in net income or loss of affiliates is our pro-rata share of our equity method investments' operating results, adjusted for accretion of basis difference. We account for investments in our joint ventures and startup entities backed by Harvest using the equity method of accounting since we have the ability to exercise significant influence, but not control, over the operating activities of these joint ventures.

Results of operations
Comparison of the three months ended September 30, 2015 and the three months ended September 30, 2014
The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
	(In thousands)
Revenues
Collaboration and licensing revenues	$34,726	$12,656	$22,070	174.4%
Product revenues	9,446	4,115	5,331	129.6%
Service revenues	8,945	4,261	4,684	109.9%
Other revenues	250	165	85	51.5%
Total revenues	53,367	21,197	32,170	151.8%
Operating expenses
Cost of products	11,215	4,224	6,991	165.5%
Cost of services	5,451	2,316	3,135	135.4%
Research and development	21,598	14,851	6,747	45.4%
Selling, general and administrative	23,019	14,853	8,166	55.0%
Total operating expenses	61,283	36,244	25,039	69.1%
Operating loss	(7,916)	(15,047)	7,131	(47.4)%
Total other expense, net	(29,607)	(37,196)	7,589	(20.4)%
Equity in loss of affiliates	(2,429)	(1,619)	(810)	50.0%
Loss before income taxes	(39,952)	(53,862)	13,910	(25.8)%
Income tax benefit	923	—	923	N/A
Net loss	(39,029)	(53,862)	14,833	(27.5)%
Net loss attributable to noncontrolling interests	816	1,137	(321)	(28.2)%
Net loss attributable to Intrexon	$(38,213)	$(52,725)	$14,512	(27.5)%
Collaboration and licensing revenues
The following table shows the collaboration and licensing revenue recognized for upfront and milestone payments received from our collaborators and reimbursements received for research and development services provided to our collaborators for the three months ended September 30, 2015 and 2014, together with the changes in those items:

	Upfront and Milestone Payments			Research and Development Services			Total
	Three Months Ended September 30,		Dollar Change	Three Months Ended September 30,		Dollar Change	Three Months Ended September 30,		Dollar Change
	2015	2014		2015	2014		2015	2014
	(In thousands)
ZIOPHARM Oncology, Inc.	$645	$644	$1	$4,006	$3,370	$636	$4,651	$4,014	$637
Oragenics, Inc.	4,868	261	4,607	332	3	329	5,200	264	4,936
Fibrocell Science, Inc.	4,823	449	4,374	1,317	1,014	303	6,140	1,463	4,677
Genopaver, LLC	68	68	—	993	360	633	1,061	428	633
S & I Ophthalmic, LLC	—	—	—	1,193	667	526	1,193	667	526
OvaXon, LLC	—	—	—	549	813	(264)	549	813	(264)
Intrexon Energy Partners, LLC	625	625	—	3,185	1,535	1,650	3,810	2,160	1,650
Persea Bio, LLC	125	—	125	297	—	297	422	—	422
Ares Trading S.A.	1,597	—	1,597	260	—	260	1,857	—	1,857
Other	7,841	443	7,398	2,002	2,404	(402)	9,843	2,847	6,996
Total	$20,592	$2,490	$18,102	$14,134	$10,166	$3,968	$34,726	$12,656	$22,070
Collaboration and licensing revenues increased $22.1 million over the three months ended September 30, 2014 due to (i) the recognition of deferred revenue for upfront payments received from our license and collaboration agreement with Ares Trading S.A, or Ares Trading, which became effective in May 2015, and from other collaborations signed by us between October 1, 2014 and September 30, 2015; (ii) increased research and development services for both new collaborations and for the expansion or addition of new programs with previously existing collaborators, including ZIOPHARM, Genopaver, LLC, or Genopaver, and our joint venture with Intrexon Energy Partners; and (iii) the recognition of previously deferred revenue related to collaboration agreements for which we satisfied all of our obligations or which were terminated during the three months ended September 30, 2015.
Product and service revenues and cost of products and services
For the three months ended September 30, 2015, product revenue includes $8.3 million from the sale of pregnant cows, live calves and livestock used in production and service revenue includes $7.3 million from the provision of in vitro fertilization and embryo transfer services. For the three months ended September 30, 2014, these amounts were $3.8 million and $3.1 million, respectively. For the three months ended September 30, 2015, costs of products and services include $16.5 million related to the production of such products and services which primarily consist of employee compensation costs, livestock, feed, drug supplies, recipient costs and facility charges; this amount was $6.4 million for the three months ended September 30, 2014. These increases relate primarily to the inclusion of a full three months of results for Trans Ova in 2015 versus approximately one and a half months of results for 2014 since the acquisition occurred in August 2014.
Research and development expenses
Research and development expenses were $21.6 million for the three months ended September 30, 2015 compared to $14.9 million for the three months ended September 30, 2014, an increase of $6.7 million, or 45 percent. Salaries, benefits and other personnel costs increased $3.1 million due to (i) increases in research and development headcount to support new and expanded collaborations and from our 2015 acquisitions and (ii) additional compensation expenses related to performance and retention incentives for research and development employees. Lab supplies and consultants expenses increased $1.5 million as a result of the increased level of research and development services provided to our collaborators. Depreciation and amortization increased $1.3 million primarily as a result of acquiring property and equipment and intangible assets in connection with our acquisitions of ActoGeniX and Okanagan in 2015.
Selling, general and administrative expenses
Selling, general and administrative expenses were $23.0 million for the three months ended September 30, 2015 compared to $14.9 million for the three months ended September 30, 2014, an increase of $8.1 million, or 55 percent. Salaries, benefits and other personnel costs increased $4.1 million due to (i) the inclusion of selling, general and administrative employees of Trans

Ova for the full three months in 2015 compared to approximately one and a half months in 2014 and (ii) additional compensation expenses related to performance and retention incentives for selling, general and administrative employees. Legal and professional expenses increased $1.4 million primarily due to costs associated with the Oxitec acquisition in 2015.
Total other expense, net
Total other expense, net, was $29.6 million for the three months ended September 30, 2015 compared to $37.2 million for the three months ended September 30, 2014, a decrease of $7.6 million or 20 percent. Unrealized depreciation in fair value of equity securities decreased from $37.1 million for the three months ended September 30, 2014 to $30.5 million for the three months ended September 30, 2015 due to market changes in our equity securities portfolio.
Equity in net loss of affiliates
Equity in net loss of affiliates for the three months ended September 30, 2015 and 2014 includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. The $0.8 million increase in net loss of affiliates is primarily due to higher net losses incurred by Intrexon Energy Partners in 2015.
Comparison of the nine months ended September 30, 2015 and the nine months ended September 30, 2014
The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2015	2014
	(In thousands)
Revenues
Collaboration and licensing revenues	$66,690	$32,257	$34,433	106.7%
Product revenues	32,645	4,124	28,521	>200%
Service revenues	32,157	4,261	27,896	>200%
Other revenues	615	196	419	>200%
Total revenues	132,107	40,838	91,269	>200%
Operating expenses
Cost of products	31,654	4,310	27,344	>200%
Cost of services	17,316	2,316	15,000	>200%
Research and development	121,286	41,343	79,943	193.4%
Selling, general and administrative	74,320	43,870	30,450	69.4%
Total operating expenses	244,576	91,839	152,737	166.3%
Operating loss	(112,469)	(51,001)	(61,468)	120.5%
Total other income (expense), net	65,121	(49,014)	114,135	>200%
Equity in loss of affiliates	(6,565)	(3,510)	(3,055)	87.0%
Loss before income taxes	(53,913)	(103,525)	49,612	(47.9)%
Income tax expense	(806)	(23)	(783)	>200%
Net loss	(54,719)	(103,548)	48,829	(47.2)%
Net loss attributable to noncontrolling interests	2,940	2,895	45	1.6%
Net loss attributable to Intrexon	$(51,779)	$(100,653)	$48,874	(48.6)%
Collaboration and licensing revenues
The following table shows the collaboration and licensing revenue recognized for upfront and milestone payments received from our collaborators and reimbursements received for research and development services provided to our collaborators for the nine months ended September 30, 2015 and 2014, together with the changes in those items:

	Upfront and Milestone Payments			Research and Development Services			Total
	Nine Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
	2015	2014		2015	2014		2015	2014
	(In thousands)
ZIOPHARM Oncology, Inc.	$1,933	$1,932	$1	$11,769	$9,103	$2,666	$13,702	$11,035	$2,667
Oragenics, Inc.	5,437	784	4,653	408	588	(180)	5,845	1,372	4,473
Fibrocell Science, Inc.	5,719	1,345	4,374	4,500	2,759	1,741	10,219	4,104	6,115
Genopaver, LLC	205	205	—	2,460	1,204	1,256	2,665	1,409	1,256
S & I Ophthalmic, LLC	—	—	—	2,838	2,153	685	2,838	2,153	685
OvaXon, LLC	—	—	—	1,855	1,561	294	1,855	1,561	294
Intrexon Energy Partners, LLC	1,875	1,250	625	8,101	2,745	5,356	9,976	3,995	5,981
Persea Bio, LLC	375	—	375	553	—	553	928	—	928
Ares Trading S.A.	2,336	—	2,336	260	—	260	2,596	—	2,596
Other	9,446	1,373	8,073	6,620	5,255	1,365	16,066	6,628	9,438
Total	$27,326	$6,889	$20,437	$39,364	$25,368	$13,996	$66,690	$32,257	$34,433
Collaboration and licensing revenues increased $34.4 million over the nine months ended September 30, 2014 due to (i) the recognition of deferred revenue for upfront payments received from our license and collaboration agreement with Ares Trading, which became effective in May 2015, and from other collaborations signed by us between January 1, 2014 and September 30, 2015; (ii) increased research and development services for both new collaborations and for the expansion or addition of new programs with previously existing collaborators, including ZIOPHARM; Fibrocell Science, Inc., or Fibrocell; Genopaver and our joint venture with Intrexon Energy Partners; and (iii) the recognition of previously deferred revenue related to collaboration agreements for which we satisfied all of our obligations or which were terminated during the nine months ended September 30, 2015.
Product and service revenues and cost of products and services
For the nine months ended September 30, 2015, product revenue includes $28.4 million from the sale of pregnant cows, live calves and livestock used in production and service revenue includes $27.2 million from the provision of in vitro fertilization and embryo transfer services. For the nine months ended September 30, 2014, these amounts were $3.8 million and $3.1 million, respectively. For the nine months ended September 30, 2015, costs of products and services include $48.6 million related to the production of such products and services which primarily consist of employee compensation costs, livestock, feed, drug supplies, recipient costs and facility charges; this amount was $6.4 million for the nine months ended September 30, 2014. These increases relate primarily to the inclusion of nine months of results for Trans Ova in 2015 versus approximately one and one half months of results in 2014 since the acquisition occurred in August 2014.
Research and development expenses
Research and development expenses were $121.3 million for the nine months ended September 30, 2015 compared to $41.3 million for the nine months ended September 30, 2014, an increase of $80.0 million, or 193 percent. In January 2015, we issued 2,100,085 shares of our common stock valued at $59.6 million to the University of Texas MD Anderson Cancer Center, or MD Anderson, in exchange for an exclusive license to certain technologies owned by MD Anderson. Salaries, benefits and other personnel costs increased $9.0 million due to (i) increases in research and development headcount to support new and expanded collaborations and from our 2015 acquisitions and (ii) additional compensation expenses related to performance and retention incentives for research and development employees. Lab supplies and consultants expenses increased $5.6 million as a result of the increased level of research and development services provided to our collaborators. Depreciation and amortization expense increased $2.2 million primarily as a result of acquiring property and equipment and intangible assets in connection with our acquisitions of ActoGeniX and Okanagan in 2015.

Selling, general and administrative expenses
Selling, general and administrative expenses were $74.3 million for the nine months ended September 30, 2015 compared to $43.9 million for the nine months ended September 30, 2014, an increase of $30.4 million, or 69 percent. Salaries, benefits and other personnel costs increased $17.5 million due to (i) the inclusion of selling, general and administrative employees of Trans Ova for a full nine months in 2015 compared to approximately one and a half months in 2014 and (ii) additional compensation expenses related to performance and retention incentives for general and administrative employees. Legal and professional expenses increased $4.1 million primarily due to costs associated with the acquisitions of Oxitec, ActoGeniX, Okanagan and Exemplar, the license agreement with MD Anderson and other business development activity. Depreciation and amortization associated with Trans Ova increased $2.0 million due to the inclusion of such amounts for nine months in 2015 compared to one and one half months in 2014.
Total other income (expense), net
Total other income (expense), net, was $65.1 million for the nine months ended September 30, 2015 compared to $(49.0) million for the nine months ended September 30, 2014, an increase of $114.1 million or 233 percent. This increase was primarily related to the $81.4 million realized gain recognized upon the special stock dividend of all of our shares of ZIOPHARM to our shareholders in June 2015 and offset by unrealized depreciation in fair value of equity securities of $17.0 million for the nine months ended September 30, 2015 compared to $48.9 million for the nine months ended September 30, 2014 due to market changes in our equity securities portfolio.
Equity in net loss of affiliates
Equity in net loss of affiliates for the nine months ended September 30, 2015 and 2014 includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. The $3.1 million increase in net loss of affiliates is primarily due to higher net losses incurred by Intrexon Energy Partners in 2015.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception and as of September 30, 2015, we had an accumulated deficit of $510.0 million. From our inception through September 30, 2015, we have funded our operations principally with the proceeds received from the sale of $509.5 million of our preferred stock, net proceeds from our IPO of $168.3 million and net proceeds from our subsequent public offerings of $328.2 million. As of September 30, 2015, we had cash and cash equivalents of $125.4 million and short-term and long-term investments of $227.1 million. Cash in excess of immediate requirements is invested primarily in money market funds, certificates of deposits and U.S. government debt securities in order to maintain liquidity and capital preservation.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$23,337	$(10,808)
Investing activities	(257,318)	(36,494)
Financing activities	331,441	22,595
Effect of exchange rate changes on cash and cash equivalents	507	(98)
Net increase (decrease) in cash and cash equivalents	$97,967	$(24,805)
Cash flows from operating activities:
Net cash provided by operating activities was $23.3 million for the nine months ended September 30, 2015 compared to $10.8 million net cash used in operating activities for the nine months ended September 30, 2014. During the nine months ended

September 30, 2015, we received a $115.0 million technology access fee, of which $57.5 million was paid to ZIOPHARM, from our license and collaboration agreement with Ares Trading, offset by our net loss of $54.7 million which includes noncash items of (i) $64.4 million of unrealized appreciation and realized gains on our equity securities, (ii) $59.6 million of common stock issued to MD Anderson recorded as research and development expense, (iii) $26.5 million of stock-based compensation expense, and (iv) $12.2 million of depreciation and amortization expense. Net cash used in operating activities during the nine months ended September 30, 2014 was primarily composed of our $103.5 million net loss, which includes noncash items of (i) $48.9 million of unrealized depreciation on our equity securities, (ii) $14.9 million of stock compensation expense, and (iii) $6.9 million of depreciation and amortization expense, offset by the receipt of a $25.0 million technology access fee from our ECC with Intrexon Energy Partners.
Cash flows from investing activities:
Net cash used in investing activities was $257.3 million for the nine months ended September 30, 2015 compared to $36.5 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we used $114.5 million, net of cash received, for the acquisitions of ActoGeniX, Okanagan, and Oxitec; $181.6 million for the purchase of short-term and long-term investments; $17.1 million for the purchase of equity securities and warrants of three of our collaborators; and $9.8 million for purchases of property, plant and equipment. These cash outflows were offset by $70.0 million of proceeds from the maturity of short-term and long-term investments. During the nine months ended September 30, 2014, we received proceeds from the maturity of short-term and long-term investments of $98.3 million. These proceeds were offset by cash outflows of $67.1 million for the acquisitions of Trans Ova and Medistem, Inc., net of cash received; $60.5 million of purchases of short-term and long-term investments; and $5.2 million in purchases of property and equipment.
Cash flows from financing activities:
Net cash provided by financing activities was $331.4 million for the nine months ended September 30, 2015 compared to $22.6 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we received $328.2 million of net proceeds from our public offerings in January and August. During the nine months ended September 30, 2014, we received $25.0 million of proceeds from the private placement of our common stock which closed in March and $1.3 million from stock option exercises.
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
We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of upfront, milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	our ability to maintain or improve the volume and pricing of our current product offerings and to develop new offerings, including those which may incorporate new technologies;

•	the timing, receipt and amount of funding under future government contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the timing of regulatory approval of products of our operations and those of AquaBounty;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	investments we may make in current and future collaborators, including joint ventures;

•	strategic mergers and acquisitions, including both the upfront acquisition cost as well as the cost to integrate, maintain, and expand the strategic target; and

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes.
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
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commercial commitments at September 30, 2015 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$15,765	$3,909	$5,969	$3,806	$2,081
Deferred consideration	24,922	16,212	8,710	—	—
Long term debt	7,253	1,314	940	661	4,338
	$47,940	$21,435	$15,619	$4,467	$6,419
In addition to the obligations in the table above, as of September 30, 2015 we also have the significant contractual obligations described below.
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
We are also party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products which incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. At September 30, 2015, we had research and development commitments with third parties totaling $6.6 million that had not yet been incurred.
In January 2009, AquaBounty was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. The total amount available under the award was USD$2.1 million, which AquaBounty claimed over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to regulatory approval, the timing of repayment is uncertain. As of the acquisition date, AquaBounty had claimed $2.0 million of the available funds and this amount was recorded on our audited consolidated balance sheet at its acquisition date fair value of $1.1 million. The Company accretes the difference of $0.9 million between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date, AquaBounty claimed the remaining balance available under the grant, resulting in total long-term debt of $1.9 million as of September 30, 2015. This amount is not included in the table above due to the uncertainty of the timing of repayment.
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
In conjunction with the formation of a joint venture with Intrexon Energy Partners in March 2014, we committed to making future capital contributions to the joint venture in the amount of $25.0 million at the request of the board of managers of Intrexon Energy Partners and subject to certain conditions and limitations. As of September 30, 2015, our remaining commitment was $20.4 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
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
Net operating losses
As of September 30, 2015, we had net operating loss carryforwards of approximately $227.1 million for U.S. federal income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of $6.8 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022. Our direct foreign subsidiaries have foreign loss carryforwards of approximately $116.7 million, most of which do not expire.
Our past issuances of stock and mergers and acquisitions have resulted in ownership changes within the meaning of Section 382. As a result, the utilization of portions of our net operating losses may be subject to annual limitations. As of September 30, 2015, approximately $16.4 million of our net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1.5 million. As of September 30, 2015, approximately $19.1 million of domestic net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
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
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $352.6 million and $143.1 million at September 30, 2015 and December 31, 2014, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities and certificates of deposit. The primary objective of our investment activities is to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities and certificates of deposit which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Investments in publicly traded companies
We have common stock investments in several publicly traded companies that are subject to market price volatility. We have adopted the fair value method of accounting for these investments, except for our investment in AquaBounty as further described below, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income (expense), net for the period. As of September 30, 2015 and December 31, 2014 the original aggregate cost basis of these investments was $102.6 million and $173.9 million, respectively, and the market value was $76.6 million and $164.9 million, respectively. The fair value of these investments is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these companies. The fair value of these investments as of September 30, 2015 would be approximately $84.3 million and $61.3 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2014 would be approximately $181.4 million and $131.9 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
In November 2012, we acquired 47.56 percent of the outstanding common stock of AquaBounty and we accounted for this investment under the equity method of accounting for the period from acquisition date through March 15, 2013. On March 15, 2013, we acquired 18,714,814 additional shares of AquaBounty common stock for $4.9 million, thereby increasing our aggregate ownership to 53.82 percent upon closing. Accordingly, effective upon closing of the acquisition of the additional shares, we consolidated the assets and operating results of AquaBounty in our consolidated financial statements. On March 20, 2014, we acquired 19,040,366 additional shares of AquaBounty common stock for $10.0 million, and on June 30, 2015, we acquired 12,728,044 additional shares for $3.0 million, thereby increasing our aggregate ownership to 62.96 percent upon closing. The common stock of AquaBounty is traded on the London Stock Exchange and the fair value of our investment in AquaBounty at September 30, 2015 and December 31, 2014 was $18.8 million and $22.8 million, respectively. The fair value of our investment in AquaBounty as of September 30, 2015 would be approximately $20.7 million and $15.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2014 would be approximately $25.1 million and $18.2 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty.
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
There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
As disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, there are a number of risks and uncertainties that can have a material effect on the operating results of our business and our financial condition. There are no additional material updates or changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2014, except as follows:
We may encounter difficulties in connection with our acquisition of Oxitec.
In September 2015, we acquired Oxitec Limited, or Oxitec. We cannot be certain that this acquisition will be successful or that we will realize the anticipated benefits of the acquisition. In particular, we may not be able to realize the strategic and operational benefits and objectives we anticipate. In addition, we may face increased competition in the markets for Oxitec’s products. Any of the following factors may have a material adverse effect on our business, operating results and financial condition. These factors may include:

•	the potential disruption of our ongoing business and diversion of management resources;

•	unanticipated expenses related to Oxitec's operations;

•	the impairment of relationships with Oxitec's customers;

•	the impairment of relationships with key suppliers and their ability to meet our demand;

•	potential unknown liabilities associated with the acquired business and technology;

•	potential liabilities related to litigation involving Oxitec;

•	potential periodic impairment of goodwill and intangible assets acquired; and

•	potential inability to retain, integrate and motivate key personnel.
AquaBounty will need additional capital.
In order for AquaBounty Technologies, Inc., or AquaBounty, to execute on its business plan as announced by its management, AquaBounty will have future capital requirements, and we may be asked to invest additional funds in AquaBounty. On June 30, 2015, we invested an additional $3.0 million into AquaBounty. If we fail to invest additional funds, we may not retain control over AquaBounty. We have been advised by the management of AquaBounty that as of September 30, 2015, AquaBounty held $3.1 million of cash and cash equivalents and had a working capital balance of $2.6 million and that the proceeds from Intrexon’s $3.0 million investment will provide AquaBounty with sufficient cash resources to continue operating to early 2016 at its current rate of spending. We have no contractual obligation to provide funds to AquaBounty and therefore we do not know whether, or to what extent, we will be required to invest additional funds in AquaBounty.
In evaluating our risks, readers should carefully consider these risk factors and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
From July 1, 2015 through September 30, 2015, we consummated the following transaction involving the issuance of unregistered securities:

•
the issuance of 878,921 unregistered shares of our common stock on September 4, 2015 in connection with our acquisition of all of the outstanding equity of Oxitec Limited as previously discussed in our Current Reports on Form 8-K filed on August 12, 2015 and September 8, 2015.

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
On August 26, 2015, we closed a public offering of 5,609,756 shares of our common stock (inclusive of 731,707 shares of common stock sold by us pursuant to the full exercise of an option granted to the underwriters in connection with the offering) at a public offering price of $41.00 per share for aggregate gross offering proceeds of approximately $230.0 million. JMP Securities LLC acted as sole book-running manager. Stifel, Nicolaus & Company, Incorporated acted as lead manager. Griffin Securities, Inc. and Wunderlich Securities, Inc. acted as co-managers. Net proceeds to us were approximately $218.2 million after deducting underwriting discounts and commissions of approximately $11.5 million and other offering expenses of approximately $0.3 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We invested the funds received in cash equivalents and other short-term and long-term investments in accordance with our investment policy. There has been no material change in the planned use of proceeds from this offering as described in our final prospectus, dated August 21, 2015, and filed with the Securities and Exchange Commission on August 25, 2015 pursuant to Rule 424(b).
(c) Issuer Purchases of Equity Securities
Not applicable.

Item 6. Exhibits

Exhibit No.	Description
1.1*
Underwriting Agreement, dated August 21, 2015, by and among the Company and JMP Securities LLC, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to Intrexon Corporation’s Current Report on Form 8-K, filed on August 21, 2015 with the Securities and Exchange Commission)

2.1*
Agreement for the Acquisition of the Entire Issued and To Be Issued Share Capital of Oxitec Limited, dated August 7, 2015, by and among Intrexon Corporation, the Sellers named therein, the Warrantors (as defined therein) and 3729th Single Member Shelf Trading Company Limited (incorporated by reference to Exhibit 2.1 to Intrexon Corporation’s Current Report on Form 8-K, filed on August 12, 2015 with the Securities and Exchange Commission)

31.1
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

101.0**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Shareholders' and Total Equity for the nine months ended September 30, 2015, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to Consolidated Financial Statements.

*    Previously filed.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intrexon Corporation
(Registrant)

Date: November 9, 2015	By:	/s/ Rick L. Sterling
Rick L. Sterling
Chief Financial Officer
(Principal Financial and Accounting Officer)