Form 10-K/A
period 2015-12-31
INTREXON CORP
filed 2016-03-11
CIK 1356090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates based upon the closing price of such shares on the New York Stock Exchange on such date was approximately $2.3 billion. Shares of common stock held by each executive officer, director and by each person who owns 5 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2016, 116,779,394 shares of common stock, no par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

EXPLANATORY NOTE

Intrexon Corporation is filing this Amendment No. 1 on Form 10-K/A (“Amended 10-K”) to its Annual Report on Form 10-K for the year ended December 31, 2015 (“Original 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2016 to include the financial statements and related notes of ZIOPHARM Oncology, Inc. (“ZIOPHARM”).

As required by SEC Regulation S-X Rule 3-09, the Original 10-K is being amended by this Amended 10-K to include as exhibits: (i) the consolidated financial statements and related notes of ZIOPHARM; (ii) the consent of the independent auditor of ZIOPHARM; and (iii) certifications by our Chief Executive Officer and Chief Financial Officer. This Amended 10-K does not otherwise update any exhibits as originally filed and does not otherwise reflect events that occurred after the filing date of the Original 10-K. Accordingly, this Amended 10-K should be read in conjunction with the Original 10-K.

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

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Shareholders’ and Total Equity (Deficit) for the Years Ended December 31, 2015, 2014 and 2013

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2016

INTREXON CORPORATION

By:	/S/ RICK L. STERLING
Rick L. Sterling Chief Financial Officer

Exhibit index

Description of exhibit

1.1*	Controlled Equity OfferingSM Sales Agreement between Intrexon and Cantor Fitzgerald & Co., dated November 11, 2015 (19)

2.1*	Amended and Restated Membership Interest Purchase Agreement, dated as of August 8, 2014, by and among Intrexon, Trans Ova Genetics, L.C., the Sellers named on the signature pages thereto, and Pro-Edge, LP., as the Securityholders Representative (11)

2.2*	Agreement for the Acquisition of the Entire Issued and To Be Issued Share Capital of Oxitec Limited, dated August 7, 2015, by and among Intrexon, the Sellers named therein, the Warrantors (as defined therein) and 3729th Single Member Shelf Trading Company Limited (17)

3.1*	Amended and Restated Articles of Incorporation (4)

3.2*	Bylaws (4)

4.1*	Specimen certificate evidencing shares of common stock (2)

4.2*	Warrants to purchase shares of common stock (2)

4.3*	Eighth Amended and Restated Investors’ Rights Agreement, dated March 1, 2013, by and among Intrexon and the holders of the Company’s preferred stock and certain holders of Intrexon’s common stock and Joinder thereto (1)

10.1†*	Intrexon Corporation Amended and Restated 2008 Equity Incentive Plan and Form of Incentive Stock Option Agreement (2)

10.2†*	Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan and Forms of Award Agreements (14)

10.2A†*	Amendment to the Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, effective as of June 11, 2015 (16)

10.2B†*	Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Restricted Stock Unit Agreement, by and between Intrexon and Randal J. Kirk, effective as of November 1, 2015 (18)

10.3#*	Exclusive Channel Partner Agreement, dated as of January 6, 2011, between Intrexon and ZIOPHARM Oncology, Inc., as amended (1)

10.3A*	Second Amendment to Exclusive Channel Partner Agreement, dated March 27, 2015, between Intrexon and ZIOPHARM Oncology, Inc. (15)

10.4*	Stock Purchase Agreement, dated as of January 6, 2011, between Intrexon and ZIOPHARM Oncology, Inc. (1)

10.5#*	Exclusive Channel Collaboration Agreement, dated as of June 5, 2012, between Intrexon and Oragenics, Inc. (1)

10.6#*	Exclusive Channel Collaboration Agreement, dated as of August 6, 2012, between Intrexon and Synthetic Biologics, Inc. (1)

10.7#*	Exclusive Channel Collaboration Agreement, dated as of October 5, 2012, between Intrexon and Fibrocell Science, Inc. (1)

10.7*	First Amendment to Exclusive Channel Collaboration Agreement, dated as of June 28, 2013, between Intrexon and Fibrocell Science, Inc. (1)

10.8#*	Exclusive Channel Collaboration Agreement, dated as of February 14, 2013, between Intrexon and AquaBounty Technologies, Inc. (1)

10.9*	Relationship Agreement, dated as of December 5, 2012, between Intrexon and AquaBounty Technologies, Inc. (1)

10.10#*	Exclusive Channel Collaboration Agreement, dated as of March 29, 2013, between Intrexon and Genopaver, LLC (1)

10.11†*	Second Amended and Restated Employment Agreement, dated as of August 31, 2006, between Intrexon and Thomas D. Reed (2)

10.12#*	Exclusive Channel Collaboration Agreement, dated as of September 30, 2013, between Intrexon and S & I Ophthalmic, LLC (6)

10.13#*	Limited Liability Company Agreement, dated as of September 30, 2013, among Intrexon, Caraco Pharmaceutical Laboratories Ltd. and S & I Ophthalmic, LLC (6)

10.14#*	Exclusive Channel Collaboration Agreement, dated as of March 26, 2014, by and between Intrexon Corporation and Intrexon Energy Partners, LLC (10)

10.15#*	Amended and Restated Limited Liability Company Agreement of Intrexon Energy Partners, LLC, dated as of March 26, 2014, by and among Intrexon and the parties thereto (10)

10.16*	Letter Agreement by and between ZIOPHARM Oncology, Inc., Intrexon and The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center, dated as of January 9, 2015 (12)

10.17*	Securities Issuance Agreement by and among Intrexon, The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center dated as of January 13, 2015 (12)

10.18*	Securities Issuance Agreement by and among Intrexon, The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center dated as of January 13, 2015 (12)

10.19*	Registration Rights Agreement by and among Intrexon, The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center dated as of January 13, 2015(12)

10.20#*	License Agreement by and among ZIOPHARM Oncology, Inc., Intrexon and The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center, dated as of January 13, 2015 (13)

10.21#*	License and Collaboration Agreement, dated as of March 27, 2015, among Intrexon, ARES Trading S.A. and ZIOPHARM Oncology, Inc. (15)

10.22†*	Intrexon Corporation Annual Executive Incentive Plan, adopted as of April 29, 2015 (16)

10.23*	Services Agreement, by and between Intrexon Corporation and Third Security, LLC, effective as of November 1, 2015 (18)

21.1***	List of Subsidiaries of Intrexon Corporation

23.1***	Consent of PricewaterhouseCoopers LLP

23.2	Consent of RSM US LLP

31.1***	Certification of Randal J. Kirk, Chairman and Chief Executive Officer (Principal Executive Officer) of Intrexon Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Rick L. Sterling, Chief Financial Officer (Principal Financial Officer) of Intrexon Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Randal J. Kirk, Chairman and Chief Executive Officer (Principal Executive Officer) of Intrexon Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Rick L. Sterling, Chief Financial Officer (Principal Financial Officer) of Intrexon Corporation, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Randal J. Kirk, Chairman and Chief Executive Officer (Principal Executive Officer) of Intrexon Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Rick L. Sterling, Chief Financial Officer (Principal Financial Officer) of Intrexon Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3**	Certification of Randal J. Kirk, Chairman and Chief Executive Officer (Principal Executive Officer) of Intrexon Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4**	Certification of Rick L. Sterling, Chief Financial Officer (Principal Financial Officer) of Intrexon Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Statements of ZIOPHARM Oncology, Inc.

101***	Interactive Data File (Intrexon Corporation and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Shareholders’ and Total Equity (Deficit) for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (v) the Notes to Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Previously filed and incorporated by reference to the exhibit indicated in the following filings by Intrexon:
(1)	Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 9, 2013.
(2)	Amendment No. 1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 29, 2013.
(3)	Amendment No. 2 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 6, 2013.
(4)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 15, 2013.
(5)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2013.
(6)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 30, 2013.
(7)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2013.
(8)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2014.
(9)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2014.
(10)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on April 4, 2014.
(11)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2014.
(12)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2015.
(13)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on January 28, 2015.
(14)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2014.
(15)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2015.
(16)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2015.
(17)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 12, 2015.
(18)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 3, 2015.
(19)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2015.

**	Furnished herewith.
***	Incorporated by reference to the corresponding exhibit in the Intrexon Corporation Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2016.
†	Indicates management contract or compensatory plan.
#	Portions of the exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.