Form 10-Q
period 2016-03-31
INTREXON CORP
filed 2016-05-10
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2016, 118,164,614 shares of common stock, no par value per share, were outstanding.

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

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future events, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in Part II, Item 1A. "Risk Factors," that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-

looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.
You should read this Quarterly Report on Form 10-Q, the documents that we reference in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2015 and the documents that we have filed as exhibits to our filings with the Securities and Exchange Commission completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$145,733	$135,782
Short-term investments	114,659	102,528
Receivables
Trade, net	21,874	25,101
Related parties	16,019	23,597
Note, net	—	601
Other	6,707	2,995
Inventory	25,078	26,563
Prepaid expenses and other	6,469	6,634
Total current assets	336,539	323,801
Long-term investments	75,584	105,447
Equity securities	61,322	83,653
Property, plant and equipment, net	44,673	42,739
Intangible assets, net	255,460	247,535
Goodwill	164,575	165,169
Investments in affiliates	21,385	9,977
Other assets	2,890	3,725
Total assets	$962,428	$982,046
Liabilities and Total Equity
Current liabilities
Accounts payable	$7,537	$4,967
Accrued compensation and benefits	8,281	19,050
Other accrued liabilities	13,548	7,949
Deferred revenue	37,695	35,366
Lines of credit	536	561
Current portion of long term debt	893	930
Current portion of deferred consideration	9,089	6,931
Related party payables	358	150
Total current liabilities	77,937	75,904
Long term debt, net of current portion	7,613	7,598
Deferred consideration, net of current portion	6,696	8,698
Deferred revenue, net of current portion	172,543	162,363
Deferred tax liabilities	19,777	21,802
Other long term liabilities	3,030	795
Total liabilities	287,596	277,160
Commitments and contingencies (Note 16)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 117,516,486 and 116,658,886 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	1,283,525	1,249,559
Accumulated deficit	(607,158)	(542,729)
Accumulated other comprehensive loss	(11,435)	(12,752)
Total Intrexon shareholders' equity	664,932	694,078
Noncontrolling interests	9,900	10,808
Total equity	674,832	704,886
Total liabilities and total equity	$962,428	$982,046
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2016	2015
Revenues
Collaboration and licensing revenues	$24,073	$14,783
Product revenues	8,555	8,933
Service revenues	10,665	9,957
Other revenues	145	176
Total revenues	43,438	33,849
Operating Expenses
Cost of products	9,562	8,675
Cost of services	5,672	5,362
Research and development	25,856	79,307
Selling, general and administrative	42,881	27,628
Total operating expenses	83,971	120,972
Operating loss	(40,533)	(87,123)
Other Income (Expense), Net
Unrealized appreciation (depreciation) in fair value of equity securities	(22,331)	115,454
Interest expense	(265)	(343)
Interest income	610	300
Other income, net	561	267
Total other income (expense), net	(21,425)	115,678
Equity in net loss of affiliates	(5,643)	(1,956)
Income (loss) before income taxes	(67,601)	26,599
Income tax benefit (expense)	2,281	(795)
Net income (loss)	$(65,320)	$25,804
Net loss attributable to the noncontrolling interests	891	1,293
Net income (loss) attributable to Intrexon	$(64,429)	$27,097
Net income (loss) attributable to Intrexon per share, basic	$(0.55)	$0.26
Net income (loss) attributable to Intrexon per share, diluted	$(0.55)	$0.25
Weighted average shares outstanding, basic	116,861,151	106,103,848
Weighted average shares outstanding, diluted	116,861,151	108,141,734
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2016	2015
Net income (loss)	$(65,320)	$25,804
Other comprehensive income (loss):
Unrealized gain on investments	587	27
Foreign currency translation adjustments	698	(3,120)
Comprehensive income (loss)	(64,035)	22,711
Comprehensive loss attributable to the noncontrolling interests	923	1,253
Comprehensive income (loss) attributable to Intrexon	$(63,112)	$23,964
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2015	116,658,886	$—	$1,249,559	$(12,752)	$(542,729)	$694,078	$10,808	$704,886
Stock-based compensation expense	—	—	13,152	—	—	13,152	15	13,167
Exercises of stock options and warrants	612,307	—	13,330	—	—	13,330	—	13,330
Shares issued as compensation for services	108,953	—	3,083	—	—	3,083	—	3,083
Shares issued in asset acquisition	136,340	—	4,401	—	—	4,401	—	4,401
Net loss	—	—	—	—	(64,429)	(64,429)	(891)	(65,320)
Other comprehensive income (loss)	—	—	—	1,317	—	1,317	(32)	1,285
Balances at March 31, 2016	117,516,486	$—	$1,283,525	$(11,435)	$(607,158)	$664,932	$9,900	$674,832
The accompanying notes are an integral part of these consolidated financial statements

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2016	2015
Cash flows from operating activities
Net income (loss)	$(65,320)	$25,804
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,648	3,549
Loss on disposal of property, plant and equipment	185	92
Unrealized (appreciation) depreciation on equity securities	22,331	(115,454)
Amortization of discount/premium on investments	320	124
Equity in net loss of affiliates	5,643	1,956
Stock-based compensation expense	13,188	10,259
Shares issued as compensation for services	3,083	480
Shares issued as consideration for license agreement	—	59,579
Provision for bad debts	840	393
Deferred income taxes	(2,188)	795
Other noncash items	193	264
Changes in operating assets and liabilities:
Receivables:
Trade	3,022	(815)
Related parties	7,578	2,807
Note	(12)	(16)
Other	(168)	67
Inventory	1,485	(382)
Prepaid expenses and other	143	(292)
Other assets	839	(1,216)
Accounts payable	2,393	672
Accrued compensation and benefits	(10,773)	(297)
Other accrued liabilities	4,724	1,210
Deferred revenue	3,050	(2,621)
Related party payables	208	(156)
Other long term liabilities	(21)	157
Net cash used in operating activities	(3,609)	(13,041)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2016	2015
Cash flows from investing activities
Maturities of investments	18,000	24,000
Purchases of equity securities and warrants	—	(14,900)
Acquisitions of businesses, net of cash received	—	(29,559)
Acquisition of noncontrolling interest	—	(1,566)
Investments in affiliates	(2,721)	(1,491)
Cash paid in asset acquisition	(7,244)	—
Purchases of property, plant and equipment	(4,257)	(2,711)
Proceeds from sale of property, plant and equipment	102	194
Net cash provided by (used in) investing activities	3,880	(26,033)
Cash flows from financing activities
Proceeds from issuance of shares in public offerings, net of issuance costs	—	110,041
Advances from lines of credit	812	5,559
Repayments of advances from lines of credit	(837)	(7,211)
Proceeds from long term debt	—	44
Payments of long term debt	(160)	(341)
Proceeds from stock option exercises	9,777	2,567
Net cash provided by financing activities	9,592	110,659
Effect of exchange rate changes on cash and cash equivalents	88	(36)
Net increase in cash and cash equivalents	9,951	71,549
Cash and cash equivalents
Beginning of period	135,782	27,466
End of period	$145,733	$99,015
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$70	$84
Significant noncash financing and investing activities
Stock received as consideration for collaboration agreements	$9,333	$—
Stock issued in business combinations	—	39,735
Stock issued to acquire noncontrolling interest	—	9,412
Stock issued in asset acquisition	4,401	—
Contingent consideration assumed in asset acquisition	3,660	—
Purchases of equipment included in accounts payable and other accrued liabilities	839	—
Proceeds from stock option exercises included in other receivables	3,553	—
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
Trans Ova Genetics, L.C. ("Trans Ova"), a provider of bovine reproductive technologies and other genetic processes to cattle breeders and producers, is a wholly owned subsidiary of Intrexon with primary operations in Iowa, Maryland, Missouri, Oklahoma, and Texas.
ViaGen, L.C. ("ViaGen"), a provider of genetic preservation and cloning technologies, and Exemplar Genetics, LLC ("Exemplar"), a provider of genetically engineered swine for medical and genetic research, are wholly owned subsidiaries with primary operations in Texas and Iowa, respectively.
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
As of March 31, 2016, Intrexon owned approximately 63% of AquaBounty Technologies, Inc. ("AquaBounty"), a company focused on improving productivity in commercial aquaculture, and approximately 51% of Biological & Popular Culture, Inc. ("BioPop"), a company developing artwork, children's toys and novelty goods that are derived from living organisms or enabled by synthetic biology.
Intrexon Corporation and its consolidated subsidiaries are hereinafter referred to as the "Company."
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of March 31, 2016 and results of operations and cash flows for the interim periods ended March 31, 2016 and 2015. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any other future annual or interim period. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
The accompanying consolidated financial statements reflect the operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Equity Method Investments
The Company accounts for its investments in each of its six strategic joint ventures and for its investments in Thrive Agrobiotics, Inc. ("Thrive Agrobiotics"), Exotech Bio, Inc. ("Exotech Bio"), and Relieve Genetics, Inc. ("Relieve Genetics") using the equity method of accounting since the Company has the ability to exercise significant influence, but not control, over the operating activities of these entities. The Company's investments in these entities are included in investments in affiliates in the accompanying consolidated balance sheets.
The Company determined that it had significant influence over Oragenics, Inc. ("Oragenics"), a collaborator, as of March 31, 2016 and December 31, 2015, based on its ownership interest and other qualitative factors. The Company accounts for its investment in Oragenics using the fair value option.
The fair value of the Company's equity securities of Oragenics was $10,256 and $16,601 as of March 31, 2016 and December 31, 2015, respectively, and is included as equity securities in the accompanying consolidated balance sheets. The Company's ownership percentage of Oragenics was 30.5% and 30.7% at March 31, 2016 and December 31, 2015, respectively. Unrealized appreciation (depreciation) in the fair value of the Company's equity securities held in Oragenics was $(6,345) and $936 for the three months ended March 31, 2016 and 2015, respectively.
Summarized unaudited financial data as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015, for the Company's equity method investments are shown in the following tables. Summarized unaudited financial data for ZIOPHARM Oncology, Inc. ("ZIOPHARM") has been included for the three months ended March 31, 2015 as the Company determined it had significant influence over ZIOPHARM until the Company distributed all of its equity securities held in ZIOPHARM to its shareholders in June 2015.

	March 31, 2016	December 31, 2015
Current assets	$56,800	$28,123
Non-current assets	10,672	1,539
Total assets	67,472	29,662
Current liabilities	7,592	6,274
Net assets	$59,880	$23,388

	Three Months Ended March 31,
	2016	2015
Revenues	$282	$636
Operating expenses	17,660	84,069
Operating loss	(17,378)	(83,433)
Other	3	(1)
Net loss	$(17,375)	$(83,434)
Variable Interest Entities
As of March 31, 2016 and December 31, 2015, the Company determined that certain of its collaborators and joint ventures as well as the Harvest Intrexon Enterprise Fund I, LP ("Harvest") were variable interest entities ("VIE" or "VIEs"). The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. The Company's aggregate investment balances of these VIEs as of March 31, 2016 and December 31, 2015 was $15,600 and $3,598, respectively, which represents the Company's maximum risk of loss related to the identified VIEs.
Net Income (Loss) per Share
For the three months ended March 31, 2016, basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same for the three months ended March 31, 2016.

For the three months ended March 31, 2015, basic net income per share is calculated by dividing net income attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For the purposes of the diluted net income per share calculation, stock options and warrants are considered to be common stock equivalents.
Segment Information
The Company has determined that it operates in one segment. The Company applies its technologies to create products and services which may be either sold directly to customers or developed through collaboration with third parties. As of March 31, 2016 and December 31, 2015, the Company had $4,817 and $3,877, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $2,496 and $1,338 for the three months ended March 31, 2016 and 2015, respectively.
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
Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The provisions of ASU 2016-09 simplify various aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption permitted, and is effective for the Company for the year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). The provisions of ASU 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption permitted, and is effective for the Company for the year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a similar manner as under existing guidance for operating leases today. ASU 2016-02 supersedes the previous lease standard, Topic 840 Leases. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and is effective for the Company for the year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The provisions of ASU 2015-17 simplify the presentation of deferred income taxes by requiring an entity to classify deferred tax liabilities and assets as noncurrent on a classified balance sheet. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption permitted, and is effective for the Company for the year ending December 31, 2017. The Company elected to early adopt this guidance during the first quarter of 2016 and applied it prospectively, and there was no significant impact on the Company's consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance was originally effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date ("ASU 2015-14"), which deferred the effective date of the guidance in ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016, and is effective for the Company for the year ending December 31, 2018. In March and April 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, and licensing by issuing ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations ("ASU 2016-08") and ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing ("ASU 2016-10"). The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
Reclassifications
Certain insignificant reclassifications have been made to the prior interim period consolidated financial statements to conform to the current interim period presentation.
3. Mergers and Acquisitions
Oxitec Acquisition
In September 2015, pursuant to a Stock Purchase Agreement (the "Oxitec Purchase Agreement"), the Company acquired 100% of the issued outstanding share capital of Oxitec. The aggregated consideration paid consisted of (i) 1,359,343 shares of the Company's common stock (the "Stock Consideration") and (ii) $90,199 in cash (the "Cash Consideration"), inclusive of net cash and working capital adjustments, as defined in the Oxitec Purchase Agreement, totaling $9,449. Stock Consideration totaling 480,422 shares and Cash Consideration totaling $1,991 were withheld as escrow at closing and are issuable and payable, respectively, eighteen months after closing, subject to reduction for satisfaction of any claims for indemnification made by the Company under the Oxitec Purchase Agreement. Cash Consideration withheld is included in deferred consideration as of March 31, 2016. The results of Oxitec's operations subsequent to the acquisition date have been included in the consolidated financial statements.

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
The Company incurred $1,675 of acquisition-related costs which were included in selling, general and administrative expenses in the consolidated statements of operations for the related periods.
Okanagan Acquisition
In April 2015, pursuant to a Stock Purchase Agreement (the "Okanagan Purchase Agreement"), the Company acquired 100% of the outstanding shares of Okanagan. Pursuant to the Okanagan Purchase Agreement, the former shareholders of Okanagan received an aggregate of 707,853 shares of the Company's common stock, and $10,000 cash in exchange for all shares in Okanagan. The results of Okanagan's operations subsequent to the acquisition date have been included in the consolidated financial statements.

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
$40,933
The fair value of the shares of the Company's common stock issued was based on the quoted closing price of the Company's common stock as of the closing date of the acquisition. The estimated fair value of assets acquired and liabilities assumed at the acquisition date is shown below:

Cash	$58
Trade receivables	16
Other receivables	49
Property, plant, and equipment	32
Intangible assets	36,500
Total assets acquired	36,655
Accounts payable	181
Deferred revenue	181
Deferred tax liabilities	8,847
Total liabilities assumed	9,209
Net assets acquired	27,446
Goodwill	13,487
Total consideration	$40,933
The acquired intangible assets primarily include developed technology, patents and know-how and the fair values of the acquired assets were determined using the with-and-without method, which is a variation of the income approach that utilizes estimated cash flows with all assets in place at the valuation date and estimated cash flows with all assets in place except the intangible assets at the valuation date. The intangible assets are being amortized over a useful life of fourteen years. Goodwill, which is not expected to be deductible for tax purposes, represents potential future applications of Okanagan's technology to other fruits, including additional apple varietals, and anticipated buyer-specific synergies arising from the combination of the Company's and Okanagan's technologies.
The Company incurred $341 of acquisition-related costs, of which $163 is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2015.
ActoGeniX Acquisition
In February 2015, the Company acquired 100% of the membership interests of ActoGeniX NV ("ActoGeniX"), a European biopharmaceutical company, pursuant to a Stock Purchase Agreement (the "ActoGeniX Purchase Agreement"). ActoGeniX's platform technology complements the Company's suite of proprietary technologies available for current and future collaborators. Pursuant to the ActoGeniX Purchase Agreement, the former members of ActoGeniX received an aggregate of 965,377 shares of the Company's common stock and $32,739 in cash in exchange for all membership interests of ActoGeniX. The results of ActoGeniX's operations subsequent to the acquisition date have been included in the consolidated financial statements.

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
$72,474
The fair value of the shares of the Company's common stock issued was based on the quoted closing price of the Company's common stock as of the closing date of the acquisition. The estimated fair value of assets acquired and liabilities assumed at the acquisition date is shown below:

Cash	$3,180
Other receivables	305
Prepaid expenses and other	31
Property, plant and equipment	209
Intangible assets	68,100
Other non-current assets	23
Total assets acquired	71,848
Accounts payable	230
Accrued compensation and benefits	196
Other accrued liabilities	253
Deferred revenue	732
Deferred tax liabilities	612
Total liabilities assumed	2,023
Net assets acquired	69,825
Goodwill	2,649
Total consideration	$72,474
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
The Company incurred $418 of acquisition-related costs, of which $409 is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2015.

Unaudited Condensed Pro Forma Financial Information
The results of operations of the 2015 acquisitions discussed above are included in the consolidated statements of operations beginning on the day after their respective acquisition dates. The following unaudited condensed pro forma financial information for the three months ended March 31, 2015 is presented as if the acquisitions had been consummated on January 1, 2014:

Three Months Ended March 31, 2015
Pro Forma
Revenues	$34,228
Income before income taxes	20,127
Net income	20,459
Net loss attributable to the noncontrolling interests	1,293
Net income attributable to Intrexon	21,752
4. Investments in Joint Ventures
Intrexon T1D Partners
In March 2016, the Company and certain investors (the "T1D Investors"), including affiliates of Third Security, LLC ("Third Security"), entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon T1D Partners, LLC ("Intrexon T1D Partners"), a joint venture formed to utilize the Company's proprietary ActoBiotics platform to develop and commercialize products to treat type 1 diabetes. The Company also entered into an ECC with Intrexon T1D Partners which provides the exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $10,000 while retaining a 50% membership interest in Intrexon T1D Partners. The T1D Investors made initial capital contributions, totaling $10,000 in the aggregate, in exchange for pro rata membership interests in Intrexon T1D Partners totaling 50%. Intrexon has committed to make capital contributions of up to $5,000, and the T1D Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon T1D Partners, have committed to make additional capital contributions of up to $5,000, at the request of Intrexon T1D Partners' board of managers (the "Intrexon T1D Partners Board") and subject to certain limitations. Intrexon T1D Partners is governed by the Intrexon T1D Partners Board, which has five members. Two members of the Intrexon T1D Partners Board are designated by the Company and three members are designated by a majority of the T1D Investors. The Company and the T1D Investors have the right, but not the obligation, to make additional capital contributions above these limits when and if solicited by the Intrexon T1D Partners Board.
EnviroFlight
In February 2016, the Company entered into a series of transactions involving EnviroFlight, LLC ("Old EnviroFlight"), Darling Ingredients Inc. ("Darling") and a newly formed venture between the Company and Darling ("New EnviroFlight"). The Company determined that the series of integrated transactions to acquire substantially all of the assets of Old EnviroFlight for cash, common stock, and contingent consideration should be accounted for as a single transaction, which constituted a business, and considered New EnviroFlight to be the accounting acquirer pursuant to Accounting Standards Codification ("ASC") 805, Business Combinations. Consideration paid to Old EnviroFlight was $4,244 in cash, 136,340 shares of the Company's common stock valued at $4,401 and contingent consideration estimated at $3,660. Contemporaneously, all the assets acquired from Old EnviroFlight, with the exception of certain developed technology, and $3,000 of cash were contributed to New EnviroFlight in exchange for a non-controlling, 50% membership interest in New EnviroFlight. The Company's contributions to New EnviroFlight include an exclusive license to the developed technology that was retained by the Company. Darling received the remaining 50% membership interest in New EnviroFlight as consideration for terminating rights previously held in the developed technology with Old EnviroFlight. New EnviroFlight was formed to generate high-nutrition, low environmental impact animal and fish feed, as well as fertilizer products. The Company and Darling as members have each agreed to make additional capital contributions of up to $5,000 to fund ongoing operations of New EnviroFlight. All of the employees of Old EnviroFlight became employees of New EnviroFlight.
The Company determined that its investment in New EnviroFlight should be accounted for using the equity method of accounting. The Company recorded an estimated fair value of $5,425 for its investment in New EnviroFlight and $9,880 for the retained developed technology intangible asset. The developed technology will be amortized over a period of twenty-one years.

The contingent consideration liability payable to the members of Old EnviroFlight is considered a freestanding financial instrument in accordance with ASC 480, Distinguishing Liabilities and Equity, and will be recorded at fair value each reporting period. The value of this liability was estimated at $3,660 as of March 31, 2016. The members of Old EnviroFlight may receive contingent consideration of up to $5,500 of additional shares of the Company's common stock if certain regulatory and commercial milestones are met prior to February 2019.
The Company's investment in New EnviroFlight was $5,328 as of March 31, 2016 and is included in investments in affiliates in the accompanying consolidated balance sheet.
Intrexon Energy Partners II
In December 2015, the Company and certain investors (the "IEPII Investors"), including Harvest, entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners II, LLC ("Intrexon Energy Partners II"), a joint venture formed to utilize the Company's natural gas bioconversion platform for the production of 1,4-butanediol, an industrial chemical used to manufacture spandex, polyurethane, plastics, and polyester. The Company also entered into an ECC with Intrexon Energy Partners II which provides exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $18,000 while retaining a 50% membership interest in Intrexon Energy Partners II. The IEPII Investors made initial capital contributions, totaling $18,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners II totaling 50%. In December 2015, the owners of Intrexon Energy Partners II made a capital contribution of $4,000, half of which was paid by the Company. Intrexon has committed to make additional capital contributions of up to $10,000, and the IEPII Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners II, have committed to make additional capital contributions of up to $10,000, at the request of Intrexon Energy Partners II's board of managers (the "Intrexon Energy Partners II Board") and subject to certain limitations. Intrexon Energy Partners II is governed by the Intrexon Energy Partners II Board which has five members. One member of the Intrexon Energy Partners II Board is designated by the Company and four members are designated by a majority of the IEPII Investors. The Company and the IEPII Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners II Board.
The Company's investment in Intrexon Energy Partners II was $1,974 and $2,000 as of March 31, 2016 and December 31, 2015, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
Intrexon Energy Partners
In March 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), a joint venture formed to optimize and scale-up the Company's gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Intrexon has committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of March 31, 2016, the Company's remaining commitment was $16,711. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(984) and $(1,270) as of March 31, 2016 and December 31, 2015, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.
OvaXon
In December 2013, the Company and OvaScience, Inc. ("OvaScience"), a life sciences company focused on the discovery, development and commercialization of new treatments for infertility, entered into a Limited Liability Company Agreement ("OvaXon LLC Agreement") to form OvaXon, LLC ("OvaXon"), a joint venture to create new applications for improving human and animal health. Both the Company and OvaScience made an initial capital contribution of $1,500 in January 2014 for a 50% membership interest in OvaXon. OvaXon is governed by the OvaXon board of managers ("OvaXon Board") which has four members, two each from the Company and OvaScience. In cases in which the OvaXon Board determines that additional capital contributions are necessary in order for OvaXon to conduct business and comply with its obligations, each of the Company and OvaScience has the right, but not the obligation, to make additional capital contributions to OvaXon subject to the OvaXon LLC Agreement.
The Company's investment in OvaXon was $215 and $(144) as of March 31, 2016 and December 31, 2015, respectively, and is included in investments in affiliates and other accrued liabilities, respectively, in the accompanying consolidated balance sheets.
S & I Ophthalmic
In September 2013, the Company entered into a Limited Liability Company Agreement ("Sun LLC Agreement") with Caraco Pharmaceutical Laboratories, Ltd. ("Sun Pharmaceutical Subsidiary"), an indirect subsidiary of Sun Pharmaceutical Industries Ltd. ("Sun Pharmaceutical"), an international specialty pharmaceutical company focused on chronic diseases, to form S & I Ophthalmic, LLC ("S & I Ophthalmic"). The Sun LLC Agreement governs the affairs and the conduct of business of S & I Ophthalmic. S & I Ophthalmic leverages experience and technology from both the Company and Sun Pharmaceutical. Both the Company and Sun Pharmaceutical Subsidiary made an initial capital contribution of $5,000 in October 2013 for a 50% membership interest in S & I Ophthalmic. S & I Ophthalmic is governed by a board of managers ("S & I Ophthalmic Board") which has four members, two each from the Company and Sun Pharmaceutical Subsidiary. In cases in which the S & I Ophthalmic Board determines that additional capital contributions are necessary in order for S & I Ophthalmic to conduct business and comply with its obligations, each of the Company and Sun Pharmaceutical Subsidiary has committed to making additional capital contributions to S & I Ophthalmic subject to certain limits defined in the agreement. Each has the right, but not the obligation, to make additional capital contributions above the defined limits when and if solicited by the S & I Ophthalmic Board. As of March 31, 2016, both the Company and Sun Pharmaceutical Subsidiary have made subsequent capital contributions of $5,000.
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
The Company's investment in S & I Ophthalmic was $5,785 and $6,379 as of March 31, 2016 and December 31, 2015, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.

5. Collaboration and Licensing Revenue
The Company generates revenue through contractual agreements with collaborators (known as exclusive channel collaborations, "ECC" or "ECCs") and licensing agreements whereby the collaborators or the licensees obtain exclusive access to the Company's proprietary technologies for use in the research, development and commercialization of products and/or treatments in a contractually specified field of use. Upfront and milestone payments are typically deferred and recognized over the expected life of the Company's technology platform using a straight-line approach. The Company recognizes the reimbursement payments received for research and development services in the period in which the services are performed and collection is reasonably assured. The following tables summarize the amounts recorded as revenue in the consolidated statements of operations for each significant collaboration or licensing agreement for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$922	$6,059	$6,981
Oragenics, Inc.	263	543	806
Fibrocell Science, Inc.	605	1,252	1,857
Genopaver, LLC	69	1,509	1,578
S & I Ophthalmic, LLC	—	1,186	1,186
OvaXon, LLC	—	694	694
Intrexon Energy Partners, LLC	625	3,363	3,988
Persea Bio, LLC	125	199	324
Ares Trading S.A.	1,597	808	2,405
Thrive Agrobiotics, Inc.	46	388	434
Intrexon Energy Partners II, LLC	500	50	550
Other	1,020	2,250	3,270
Total	$5,772	$18,301	$24,073

	Three Months Ended March 31, 2015
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$644	$3,157	$3,801
Oragenics, Inc.	262	8	270
Fibrocell Science, Inc.	448	1,713	2,161
Genopaver, LLC	69	600	669
S & I Ophthalmic, LLC	—	755	755
OvaXon, LLC	—	644	644
Intrexon Energy Partners, LLC	625	2,185	2,810
Persea Bio, LLC	125	115	240
Other	858	2,575	3,433
Total	$3,031	$11,752	$14,783
Except for the agreements discussed below, there have been no significant changes to arrangements with our collaborators and licensees in the three months ended March 31, 2016. See Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for additional details of the Company's existing collaboration and licensing agreements.
Exotech Bio Collaboration
In March 2016, the Company entered into an ECC with Exotech Bio, an affiliate of Harvest and a related party. Exotech Bio was formed for the purpose of entering into the ECC and developing and commercializing products using exosomes carrying a

RNA payload designed to kill, suppress, or render immune-visible a cancer cell. Upon execution of the ECC, the Company received a technology access fee in the form of equity in Exotech Bio valued at $5,000 as upfront consideration. The Company is also entitled to up to $52,500 of potential payments for substantive and non-substantive development and commercial milestones for each product developed under the ECC. The Company receives reimbursement payments for research and development services provided pursuant to the ECC. Exotech Bio will pay the Company royalties as a percentage in the lower double-digits on the quarterly net sales of products developed under the ECC, as defined in the agreement. Exotech Bio is responsible for the development and commercialization of the product candidates. The term of the ECC commenced in March 2016 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Exotech Bio upon 90 days written notice to the Company.
Relieve Genetics Collaboration
In March 2016, the Company entered into an ECC with Relieve Genetics, an affiliate of Harvest and a related party. Relieve Genetics was formed for the purpose of entering into the ECC and developing and commercializing products using a viral vector expressing interleukin-10 for the treatment of chronic neuropathic pain resultant from cancer in humans. Upon execution of the ECC, the Company received a technology access fee in the form of equity in Relieve Genetics valued at $4,333 as upfront consideration. The Company is also entitled to up to $52,500 of potential payments for substantive and non-substantive development and commercial milestones for each product developed under the ECC. The Company receives reimbursement payments for research and development services provided pursuant to the ECC. Relieve Genetics will pay the Company royalties as a percentage in the lower double-digits on the quarterly net sales of products developed under the ECC, as defined in the agreement. Relieve Genetics is responsible for the development and commercialization of the product candidates. The term of the ECC commenced in March 2016 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Relieve Genetics upon 90 days written notice to the Company.
Intrexon T1D Partners Collaboration
In March 2016, the Company entered into an ECC with Intrexon T1D Partners, a related party. Pursuant to the ECC, Intrexon T1D Partners received an exclusive license to the Company's technology platform to develop and commercialize products to treat type 1 diabetes. Upon execution of the ECC, the Company received a technology access fee of $10,000 and is entitled to reimbursement of research and development services as provided for in the ECC agreement. The term of the ECC commenced in March 2016 and continues until March 2036; termination prior to that date may be initiated (i) by either party in the event of certain material breaches defined in the agreement or (ii) may be terminated Intrexon T1D Partners upon 90 days written notice to the Company.
Deferred Revenue
Deferred revenue primarily consists of consideration received for upfront and milestone payments in connection with the Company's collaborations and licensing agreements, prepayments for research and development services performed for collaborators and licensees, and prepayments for product and service revenues. Deferred revenue consists of the following:

	March 31, 2016	December 31, 2015
Upfront and milestone payments	$194,849	$181,331
Prepaid research and development services	9,439	10,938
Prepaid product and service revenues	5,201	4,759
Other	749	701
Total	$210,238	$197,729
Current portion of deferred revenue	$37,695	$35,366
Long-term portion of deferred revenue	172,543	162,363
Total	$210,238	$197,729

The following table summarizes the remaining balance of deferred revenue associated with upfront and milestone payments for each significant collaboration and licensing agreement:

	March 31, 2016	December 31, 2015
ZIOPHARM Oncology, Inc.	$29,416	$30,338
Oragenics, Inc.	8,550	8,813
Fibrocell Science, Inc.	20,840	21,445
Genopaver, LLC	2,181	2,250
Intrexon Energy Partners, LLC	20,000	20,625
Persea Bio, LLC	4,375	4,500
Ares Trading S.A.	51,970	53,567
Thrive Agrobiotics, Inc.	1,575	1,621
Intrexon Energy Partners II, LLC	17,333	17,833
Exotech Bio, Inc.	5,000	—
Relieve Genetics, Inc.	4,333	—
Intrexon T1D Partners, LLC	10,000	—
Other	19,276	20,339
Total	$194,849	$181,331
6. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of March 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$189,903	$87	$(19)	$189,971
Certificates of deposit	272	—	—	272
Total	$190,175	$87	$(19)	$190,243
The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$208,223	$21	$(540)	$207,704
Certificates of deposit	271	—	—	271
Total	$208,494	$21	$(540)	$207,975
For more information on the Company's method for determining the fair value of its assets, see Note 2 – "Fair Value of Financial Instruments" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The estimated fair value of available-for-sale investments classified by their contractual maturities as of March 31, 2016 was:

Due within one year	$114,659
After one year through two years	75,584
Total	$190,243
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company's investments were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and have been in a loss position for less than 12 months.
As of March 31, 2016 and December 31, 2015, the Company did not consider any of its investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company's ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.
7. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at March 31, 2016:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2016
Assets
U.S. government debt securities	$—	$189,971	$—	$189,971
Equity securities	50,189	11,133	—	61,322
Other	—	399	—	399
Total	$50,189	$201,503	$—	$251,692
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at December 31, 2015:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2015
Assets
U.S. government debt securities	$—	$207,704	$—	$207,704
Equity securities	65,850	17,803	—	83,653
Other	—	405	—	405
Total	$65,850	$225,912	$—	$291,762
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

There were no transfers between levels of the fair value hierarchy in the three months ended March 31, 2016.
The carrying values of the Company's long term debt approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. Significant financial liabilities measured on a recurring basis were $3,660 at March 31, 2016. The Company accounted for the contingent consideration liability to the members of Old EnviroFlight by recording its fair value as a liability on the date of the asset acquisition (Note 4). At the date of the acquisition, the regulatory and commercial milestones were valued using a probability-weighted discounted cash flow model using discount rates reflecting the time value of money and additional risk inherent in meeting the milestones. These fair value measurements were based on significant inputs not observable in the market and thus represented a Level 3 measurement. The contingent consideration liability is remeasured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. There were no significant changes to the fair value of this liability since the acquisition date through March 31, 2016. Financial liabilities measured on a recurring basis were not significant at December 31, 2015.
8. Inventory
Inventory consists of the following:

	March 31, 2016	December 31, 2015
Supplies, semen and embryos	$1,287	$1,402
Work in process	6,112	6,290
Livestock	16,342	16,907
Feed	1,337	1,964
Total inventory	$25,078	$26,563
9. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	March 31, 2016	December 31, 2015
Land and land improvements	$9,352	$9,119
Buildings and building improvements	7,520	7,520
Furniture and fixtures	1,852	1,283
Equipment	37,372	36,016
Leasehold improvements	7,076	6,888
Computer hardware and software	6,199	5,960
Construction and other assets in progress	2,836	2,193
	72,207	68,979
Less: Accumulated depreciation and amortization	(27,534)	(26,240)
Property, plant and equipment, net	$44,673	$42,739
Depreciation expense was $2,133 and $1,953 for the three months ended March 31, 2016 and 2015, respectively.
10. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the three months ended March 31, 2016 are as follows:

Balance at December 31, 2015	$165,169
Foreign currency translation adjustments	(594)
Balance at March 31, 2016	$164,575
No goodwill or accumulated impairment losses existed as of March 31, 2016 and December 31, 2015.

Intangible assets consist of the following at March 31, 2016:

	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents, related technologies and know-how	15.3	$171,658	$(20,759)	$150,899
Customer relationships	6.5	10,700	(3,222)	7,478
Trademarks	9.3	6,800	(1,211)	5,589
Covenant not to compete	2.0	398	(215)	183
In-process research and development		91,311	—	91,311
Total		$280,867	$(25,407)	$255,460
Intangible assets consist of the following at December 31, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, related technologies and know-how	$157,411	$(17,775)	$139,636
Customer relationships	10,700	(2,739)	7,961
Trademarks	6,800	(1,018)	5,782
Covenant not to compete	384	(160)	224
In-process research and development	93,932	—	93,932
Total	$269,227	$(21,692)	$247,535
Amortization expense was $3,515 and $1,596 for the three months ended March 31, 2016 and 2015, respectively.
11. Lines of Credit and Long Term Debt
Lines of Credit
Trans Ova has a $6,000 revolving line of credit with First National Bank of Omaha which matures on June 1, 2016. The line of credit bears interest at the greater of 2.95% above the London Interbank Offered Rate or 3.00% and, and the actual rate was 3.39% at March 31, 2016. As of March 31, 2016, there were no amounts outstanding. The amount available under the line of credit is based on eligible accounts receivable and inventory up to the maximum principal amount. The line of credit is collateralized by certain of Trans Ova's assets and contains certain restricted covenants that include maintaining minimum tangible net worth, maximum allowable annual capital expenditures and working capital. Trans Ova was in compliance with these covenants as of March 31, 2016.
Exemplar has a $700 revolving line of credit with American State Bank which matures on November 1, 2016. The line of credit bears interest at 4.50% per annum. As of March 31, 2016, there was an outstanding balance of $536.
Long Term Debt
Long term debt consists of the following:

	March 31, 2016	December 31, 2015
Notes payable	$6,363	$6,477
Royalty-based financing	1,945	1,807
Other	198	244
Long term debt	8,506	8,528
Less current portion	893	930
Long term debt, less current portion	$7,613	$7,598

Trans Ova has a note payable to American State Bank which matures in April 2033 and has an outstanding principal balance of $5,517 as of March 31, 2016. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by certain of Trans Ova's real estate and non-real estate assets.
Trans Ova has a note payable to the Iowa Economic Development Authority which matures in July 2016 and has an outstanding principal balance of $366 as of March 31, 2016. Trans Ova pays quarterly installments of $183. The note payable is collateralized by certain of Trans Ova's real estate and project assets financed.
Exemplar has notes payable with outstanding principal balances totaling $480 as of March 31, 2016. Exemplar pays monthly installments ranging from $1 to $4 with interest rates ranging from 0% to 3.00%. These notes mature from September 2018 to May 2020 and are collateralized by certain of Exemplar's real estate or letters of credit of certain of its members.
AquaBounty has a royalty-based financing grant from the Atlantic Canada Opportunities Agency ("ACOA"), a Canadian government agency, to provide funding of a research and development project. The total amount available under the award was $2,215, which AquaBounty claimed over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. As of the acquisition date in March 2013, AquaBounty had claimed $1,952 of the available funds and this amount was recorded at its acquisition date fair value of $1,107. The Company accretes the difference of $845 between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date, AquaBounty has claimed the remaining balance available under the grant, resulting in total long term debt of $1,945 as of March 31, 2016.
Future maturities of long term debt are as follows:

2016	$798
2017	384
2018	527
2019	342
2020	311
2021	311
Thereafter	3,888
Total	$6,561
The AquaBounty royalty-based financing grant is not included in the table above due to the uncertainty of the timing of repayment.
12. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company's annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. For the three months ended March 31, 2016, the Company had U.S. taxable loss of approximately $9,900, for which no income tax benefit was recognized. For the three months ended March 31, 2016, the Company recognized $93 of current foreign income tax benefit. For the three months ended March 31, 2015, the Company had U.S. taxable loss of approximately $26,600, and no income tax benefit was recognized. For the three months ended March 31, 2016, the Company recorded deferred tax benefit of $2,188. There was $795 of deferred tax expense for the three months ended March 31, 2015. The Company's net deferred tax assets, excluding certain deferred tax liabilities totaling $19,777, are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's losses and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
At March 31, 2016, the Company has loss carryforwards for U.S. federal income tax purposes of approximately $258,600 available to offset future taxable income and federal and state research and development tax credits of approximately $6,770, prior to consideration of annual limitations that may be imposed under Section 382. These carryforwards will begin to expire in

2022. Of these loss carryforwards, approximately $32,100 relates to benefits from stock compensation deductions that will be recorded as a component of paid-in capital when realized. The Company's direct foreign subsidiaries have foreign loss carryforwards of approximately $118,800, most of which do not expire.
13. Shareholders' Equity
Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31, 2016	December 31, 2015
Unrealized gain (loss) on investments	$68	$(519)
Foreign currency translation adjustments	(11,503)	(12,233)
Total accumulated other comprehensive loss	$(11,435)	$(12,752)
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

	Three Months Ended March 31,
	2016	2015
Cost of products	$20	$34
Cost of services	68	98
Research and development	2,565	1,769
Selling, general and administrative	10,535	8,358
Total	$13,188	$10,259
Intrexon Stock Option Plans
In April 2008, Intrexon adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Intrexon's Board of Directors may grant share based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of March 31, 2016, there were 1,154,315 stock options outstanding under the 2008 Plan.
Intrexon adopted the 2013 Plan for employees and nonemployees pursuant to which Intrexon's Board of Directors may grant share based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors and nonemployee directors. The 2013 Plan became effective upon the closing of the Company's initial public offering in August 2013, and as of March 31, 2016, there were 13,000,000 shares authorized for issuance under the 2013 Plan, of which 9,355,773 stock options were outstanding and 2,421,499 shares were available for grant. In April 2016, Intrexon's Board of Directors approved, subject to shareholder approval at Intrexon's annual meeting in June 2016, an increase of 3,000,000 shares of common stock to be reserved for issuance under the 2013 Plan.

Stock option activity under Intrexon's award plans was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2015	11,043,528	$32.66	8.49
Granted	848,360	32.50
Exercised	(537,307)	(24.81)
Forfeited	(841,002)	(35.31)
Expired	(3,491)	(29.68)
Balances at March 31, 2016	10,510,088	32.84	8.13
Exercisable at March 31, 2016	3,147,589	22.12	6.16
Vested and Expected to Vest at March 31, 2016(1)	8,906,749	31.86	7.95

(1)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.
Total unrecognized compensation costs related to unvested awards at March 31, 2016 and December 31, 2015 were $103,746 and $113,655, respectively, and are expected to be recognized over a weighted-average period of approximately three years.
Intrexon currently uses authorized and unissued shares to satisfy share award exercises.
In October 2015, the Compensation Committee and the independent members of Intrexon's Board of Directors approved a compensation arrangement whereby the Company's Chief Executive Officer ("CEO") would receive a monthly salary. Previously, the CEO did not receive compensation for his services as an employee of the Company other than through his participation in the Company's Annual Executive Incentive Plan which became effective January 1, 2015. Pursuant to the compensation agreement, the CEO receives a base salary of $200 per month payable in fully vested shares of Intrexon common stock with such shares subject to a three-year lock-up on resale. The monthly number of shares of common stock is calculated based on the closing price on the last trading day of each month and the shares are issued pursuant to the terms of a Restricted Stock Unit Agreement (the "RSU Agreement") which was executed between Intrexon and the CEO pursuant to the terms of the 2013 Plan. The RSU Agreement became effective in November 2015, has an initial term of 12 months, and is renewable annually at the discretion of Intrexon's Board of Directors. The fair value of the shares issued as compensation for services is included in selling, general and administrative expenses in the Company's consolidated statement of operations for the three months ended March 31, 2016 and totaled $471.
Other Plans
As of March 31, 2016, there were 5,607,000 options, which are exercisable into shares of AquaBounty common stock, outstanding under the AquaBounty 2006 Equity Incentive Plan ("AquaBounty Plan") at a weighted average exercise price of $0.26 per share of which 5,090,791 were exercisable. As of December 31, 2015, there were 5,382,000 options outstanding under the AquaBounty Plan at a weighted average exercise price of $0.26 per share of which 4,320,333 were exercisable.
15. License Agreement
In January 2015, the Company and ZIOPHARM jointly entered into a license agreement with the University of Texas System Board of Regents on behalf of the University of Texas MD Anderson Cancer Center ("MD Anderson") whereby the Company received an exclusive license to certain research and development technologies owned and licensed by MD Anderson, including technologies relating to novel chimeric antigen receptor (CAR) T-cell therapies, as well as co-licenses and non-exclusive licenses to certain other related technologies. ZIOPHARM received access to these technologies pursuant to the terms of the Company's ECC with ZIOPHARM. The Company issued 2,100,085 shares of its common stock valued at $59,579 to MD Anderson as consideration, which is included in research and development expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2015. Subject to certain exceptions, the license agreement expires on the last to occur of (i) the expiration of all patents licensed thereunder, or (ii) the twentieth anniversary of the date of the license agreement.

In connection with the license agreement, the Company, ZIOPHARM, and MD Anderson entered into a research and development agreement which governs certain operational activities between the parties and pursuant to which ZIOPHARM will provide funding for certain research and development activities of MD Anderson for a period of three years, in an amount between $15,000 and $20,000 per year. The Company and ZIOPHARM reimburse MD Anderson for out of pocket expenses for maintaining patents covering the licensed technologies.
16. Commitments and Contingencies
Operating Leases
The Company leases certain facilities and equipment under noncancelable operating leases. The equipment leases are renewable at the option of the Company. At March 31, 2016, future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2016	$2,459
2017	3,775
2018	2,312
2019	2,127
2020	2,179
2021	1,604
Total	$14,456
Rent expense, including other facility expenses, was $2,032 and $2,134 for the three months ended March 31, 2016 and 2015, respectively.
The Company maintains subleases for certain of its facilities. Rental income under sublease agreements was $335 and $425 for the three months ended March 31, 2016 and 2015, respectively. Future rental income is expected to be $210 for 2016 and $36 for 2017.
Contingencies
In March 2012, Trans Ova was named as a defendant in a licensing and patent infringement suit brought by XY, LLC alleging that certain of Trans Ova's activities breach a licensing agreement and infringe on patents that XY, LLC allegedly owns. Trans Ova filed a number of counterclaims in the case. The matter proceeded to a jury trial in January 2016, and in February 2016, the jury determined that XY, LLC and Trans Ova had each breached the licensing agreement and that Trans Ova had infringed the intellectual property of XY, LLC. In April 2016, the court issued its order, entering a jury award of damages to Trans Ova in the amount of $528 and a jury award of damages to XY, LLC in the amount of $6,066, each with prejudgment interest. The order provides for the continuation of Trans Ova's license to XY, LLC's technology, subject to an ongoing royalty for Trans Ova which is subject to a post-judgment motion and potential appeals therefrom. Since the inception of the license, Trans Ova has remitted payments to XY, LLC pursuant to the terms of the original license agreement and has recorded these payments in cost of services in the consolidated statements of operations for the respective periods. For the period from inception of the agreement through March 31, 2016, aggregate royalty and license payments were $3,420, of which $3,009 had not yet been deposited by XY, LLC. For the three months ended March 31, 2016, the Company recorded litigation settlement expense of $4,228, which is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and represents the excess of the net damages awarded to XY, LLC, including prejudgment interest, over the liability previously recorded by Trans Ova for uncashed checks previously remitted to XY, LLC. The Company and Trans Ova believe they have compelling grounds to overturn the adverse rulings of the order through appellate actions and that, as a result, the amount of damages could be reduced or eliminated. No assurances can be given, however, that such matters will ultimately be ruled in Trans Ova's favor, and XY, LLC may also elect to appeal aspects of the ruling that were in Trans Ova's favor. Moreover, Trans Ova and the Company could elect to enter into a settlement agreement in order to avoid the further costs and uncertainties of litigation, to modify the license to XY, LLC's technologies, or to recover monetary damages related to Trans Ova's antitrust counterclaims.
The Company may become subject to other claims and assessments from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2016 and December 31, 2015, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
The Company's CEO and Chairman of the Board of Directors of the Company is also the manager of Third Security.
In November 2015, Intrexon's Board of Directors approved the execution of a Services Agreement ("Services Agreement") with Third Security pursuant to which Third Security provides the Company with certain professional, legal, financial, administrative, and other support services necessary to support the Company and its CEO. As consideration for providing these services, Third Security is entitled to a fee of $800 per month to be paid in the form of fully vested shares of the Company's common stock. The number of shares of common stock is calculated based on the closing price of the Company's common stock on the 15th day of each month. The payments made by the Company under the Services Agreement constitute, in the aggregate, an award under the 2013 Plan and are subject to the terms of the 2013 Plan (Note 14). The Services Agreement has a term of one year, can be terminated by the Company at any time, and may be extended only by agreement of the parties, including approval of a majority of the independent members of Intrexon's Board of Directors. For the three months ended March 31, 2016, the Company issued 79,870 shares with a value of $2,267 to Third Security as payment for services pursuant to the Services Agreement. In addition to the foregoing Services Agreement, the Company reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf and the total expenses incurred by the Company under this arrangement was $46 and $41 for the three months ended March 31, 2016 and 2015, respectively.
See also Note 14 regarding compensation arrangements between the Company and its CEO.
Transactions with ECC Parties
In addition to entities controlled by Third Security, any entity in which the Company holds equity securities, including securities received as upfront or milestone consideration, and which also are party to a collaboration with the Company are considered to be related parties.
In conjunction with the ECC with Oragenics, the Company is entitled to, at its election, purchase up to 30% of securities offerings that may be conducted by Oragenics in the future, subject to certain conditions and limitations. In connection with the Company's third ECC with Oragenics ("Oragenics ECC 3") in June 2015, the Company agreed to purchase additional common stock in a qualified financing, as defined in the agreement, during the sixteen months following the effective date of the Oragenics ECC 3 in an amount up to the lesser of (i) the amount that is the proportion of such financing equal to the Company's pro rata equity holdings in Oragenics as of the effective date and (ii) $10,000, subject to certain conditions.
The Company recognized $19,999 and $12,796 of collaboration revenues from related parties in the three months ended March 31, 2016 and 2015, respectively.
Other Related Parties
In June 2015, the Company entered into an agreement with Harvest, an investment fund sponsored by Harvest Capital Strategies, LLC, and a related party based on ownership in the fund by affiliates of Third Security. Harvest was established to invest in life science research and development opportunities that the Company offers to Harvest. These will be investment proposals that are suitable for pursuit by a start-up venture, characterized by the agreement as "start-up opportunities." For such start-up opportunities, the Company will provide Harvest with exclusive rights of first-look and first negotiation. For any opportunities it decides to pursue, Harvest would establish new collaboration entities which would enter into an ECC with the Company in a designated field. The terms of such ECCs would be negotiated between the Company and Harvest. In addition, the agreement provides the Company the right to present to Harvest the opportunity to invest in other ventures, including investment opportunities with respect to the Company's existing collaborations. Any such opportunities would be presented at the Company's discretion on a non-exclusive basis. The agreement with Harvest does not limit the Company's ability to execute other collaborations and joint ventures with third parties. As consideration for providing exclusive rights of first-look and first negotiation for start-up opportunities, the Company receives a portion of the management fee collected by the fund sponsor of Harvest. These fees are included in other income in the accompanying consolidated statements of operations and totaled $645 for the three months ended March 31, 2016.

18. Net Income (Loss) per Share
The following table presents the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Historical net income (loss) per share:
Numerator:
Net income (loss) attributable to Intrexon	$(64,429)	$27,097
Denominator:
Weighted average shares outstanding, basic	116,861,151	106,103,848
Weighted average effect of dilutive stock options and warrants	—	2,037,886
Weighted average shares outstanding, diluted	116,861,151	108,141,734
Net income (loss) attributable to Intrexon per share, basic	$(0.55)	$0.26
Net income (loss) attributable to Intrexon per share, diluted	$(0.55)	$0.25
The following potentially dilutive securities as of March 31, 2016 and 2015, have been excluded from the above computations of diluted weighted average shares outstanding for the three months then ended, as they would have been anti-dilutive:

	March 31,
	2016	2015
Options	10,510,088	4,719,991
Warrants	117,702	—
Total	10,627,790	4,719,991
19. Subsequent Events
In May 2016, two purported shareholder class action lawsuits, captioned Hoffman v. Intrexon Corporation et al. and Gibrall v. Intrexon Corporation et al., were filed in the U.S. District Court for the Northern District of California on behalf of purchasers of the Company's common stock between May 12, 2015 and April 20, 2016 (the "Class Period"). The complaints name as defendants the Company and certain current Company officers (the "Defendants"). The complaints allege, among other things, that, in violation of the federal securities laws, the Defendants made materially false and/or misleading statements in its periodic reports on Forms 10-K and 10-Q filed during the Class Period with respect to the Company's business, operations and prospects. The basis for the plaintiffs' claims derives from the April 21, 2016 report published on the Seeking Alpha financial blog. The plaintiffs seek compensatory damages, interest and an award of reasonable attorneys' fees and costs. The Company believes that these putative class action lawsuits are without merit and intends to defend the lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.

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
Our business model is built primarily around the formation of exclusive channel collaborations, or ECCs. An ECC is an agreement with a collaborator to develop products based on technologies in a specifically defined field. We seek collaborators that have expertise within a specific industry sector and the commitment to provide resources for the commercialization of products within that industry sector. In our ECCs, we provide expertise in the engineering of gene programs and cellular systems, and our collaborators are responsible for providing market and product development expertise, as well as sales and marketing capabilities.
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
In certain strategic circumstances, we may enter into a joint venture with a third party collaborator whereby we may contribute access to our technology, cash or both into the joint venture which we will jointly control with our collaborator. Pursuant to a joint venture agreement, we may be required to contribute additional capital to the joint venture, and we may be able to receive a higher financial return than we would normally receive from an ECC to the extent that we and our collaborator are successful in developing one or more products. For a discussion of our joint ventures, see the "Notes to the Consolidated Financial Statements (Unaudited) - Note 4" appearing elsewhere in this Quarterly Report on Form 10-Q.

As we consider the broad potential applications of our synthetic biology technologies, we have identified a number of ventures that are already enabling products that benefit from the application of such technology. We believe that the strategic acquisition of certain such companies will allow us to develop and commercialize innovative products and create significant value for us. Our business model therefore includes the acquisition of certain product-focused companies that may leverage our technologies and expertise in order to expand their respective product applications.
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
Mergers, acquisitions, and technology in-licensing
We may augment our suite of proprietary technologies through mergers or acquisitions of technologies which then become available to new or existing collaborators. Among other things, these technologies are generally complementary to our existing technologies and also meet our desired return on investment and other economic criteria. In certain cases, such technologies may already be applied in the production of products or services and in these cases, we may seek to expand the breadth or efficacy of such products or services through the use of our technologies. Other than our acquisition of all of the assets of Old EnviroFlight, as described in Note 4 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there have been no mergers, acquisitions or significant technology in-licensing activities in 2016. For a discussion of our 2015 mergers, acquisitions and significant technology in-licensing activities, see the "Notes to the Consolidated Financial Statements (Unaudited)" appearing elsewhere in this Quarterly Report on Form 10-Q.
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
Our technology access fees and milestone payments may be in the form of cash or securities of the collaborator. Our collaborations contain multiple arrangements and we typically defer revenues from the technology access fees and milestone payments received and recognize such revenues over the expected life of our technology platform using a straight-line approach. We are also entitled to sublicensing revenues in those situations where our collaborators choose to license our technologies to other parties.
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
In future periods, our revenues will depend on the number of collaborations to which we are party, the advancement and creation of programs within our collaborations and the extent to which our collaborators bring products enabled by our technologies to market. Our revenues will also depend upon our ability to maintain or improve the volume and pricing of our current product and service offerings and to develop new offerings, including those arising from our acquisitions. Our revenues will also depend upon the ability of AquaBounty to establish successful commercialization of its AquAdvantage® Salmon products since it received regulatory approval in November 2015. Our future revenues may also include additional revenue streams we may acquire through mergers and acquisitions. In light of our limited operating history and experience in consummating new collaborations and also the limited experience with our consolidated subsidiaries, there can be no assurance as to the timing, magnitude and predictability of revenues to which we might be entitled.
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

We have no individually significant research and development projects and our research and development expenses primarily relate to either the costs incurred to expand or otherwise improve our multiple platform technologies, the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators, or costs incurred to expand or otherwise improve our products and services. Research and development expenses, including costs for preclinical or clinical development, incurred for programs we support pursuant to an ECC agreement are typically reimbursed by the collaborator at cost and all other research and development programs may be terminated or otherwise deferred at our discretion. The amount of our research and development expenses may be impacted by, among other things, the number of ECCs and the number and size of programs we may support on behalf of an ECC.
The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies, the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators and licensees, or costs incurred to expand or otherwise improve our products and services for the three months ended March 31, 2016 and 2015. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies, specific applications of our technologies in support of current or prospective collaborators and licensees, or expanding or improving our product and services offerings. Research and development expenses for the three months ended March 31, 2015 include a $59.6 million payment in our common stock for an exclusive license to certain technologies owned by the University of Texas MD Anderson Cancer Center, or MD Anderson, to be used in the expansion and improvement of our platform technologies.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Expansion or improvement of our platform technologies	$2,869	$64,512
Specific applications of our technologies in support of current and prospective collaborators and licensees	13,953	8,352
Expansion or improvement of our product and service offerings	3,993	1,714
Other	5,041	4,729
Total research and development expenses	$25,856	$79,307
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
Results of operations
Comparison of the three months ended March 31, 2016 and the three months ended March 31, 2015
The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2016	2015
	(In thousands)
Revenues
Collaboration and licensing revenues	$24,073	$14,783	$9,290	62.8%
Product revenues	8,555	8,933	(378)	(4.2)%
Service revenues	10,665	9,957	708	7.1%
Other revenues	145	176	(31)	(17.6)%
Total revenues	43,438	33,849	9,589	28.3%
Operating expenses
Cost of products	9,562	8,675	887	10.2%
Cost of services	5,672	5,362	310	5.8%
Research and development	25,856	79,307	(53,451)	(67.4)%
Selling, general and administrative	42,881	27,628	15,253	55.2%
Total operating expenses	83,971	120,972	(37,001)	(30.6)%
Operating loss	(40,533)	(87,123)	46,590	(53.5)%
Total other income (expense), net	(21,425)	115,678	(137,103)	(118.5)%
Equity in loss of affiliates	(5,643)	(1,956)	(3,687)	188.5%
Income (loss) before income taxes	(67,601)	26,599	(94,200)	<(200)%
Income tax benefit (expense)	2,281	(795)	3,076	>200%
Net income (loss)	(65,320)	25,804	(91,124)	<(200)%
Net loss attributable to noncontrolling interests	891	1,293	(402)	(31.1)%
Net income (loss) attributable to Intrexon	$(64,429)	$27,097	$(91,526)	<(200)%

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenue for the three months ended March 31, 2016 and 2015, together with the changes in those items. See Note 5 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of our collaboration and licensing revenues.

	Three Months Ended March 31,		Dollar Change
	2016	2015
	(In thousands)
ZIOPHARM Oncology, Inc.	$6,981	$3,801	$3,180
Oragenics, Inc.	806	270	536
Fibrocell Science, Inc.	1,857	2,161	(304)
Genopaver, LLC	1,578	669	909
S & I Ophthalmic, LLC	1,186	755	431
OvaXon, LLC	694	644	50
Intrexon Energy Partners, LLC	3,988	2,810	1,178
Persea Bio, LLC	324	240	84
Ares Trading S.A.	2,405	—	2,405
Thrive Agrobiotics, Inc.	434	—	434
Intrexon Energy Partners II, LLC	550	—	550
Other	3,270	3,433	(163)
Total	$24,073	$14,783	$9,290
Collaboration and licensing revenues increased $9.3 million over the three months ended March 31, 2015 due to (i) the recognition of deferred revenue for upfront payments received from our license and collaboration agreement with Ares Trading S.A, or Ares Trading, a subsidiary of the biopharmaceutical business of Merck KGaA, which became effective in May 2015, and from other collaborations signed by us between April 1, 2015 and March 31, 2016; and (ii) increased research and development services for these collaborations and for the progression of programs or the addition of new programs with previously existing collaborators, including ZIOPHARM, Genopaver, LLC and our joint venture with Intrexon Energy Partners, LLC.
Product revenues and cost of products
Product revenues were $8.6 million for the three months ended March 31, 2016 compared to $8.9 million for the three months ended March 31, 2015, a decrease of $0.3 million, or 4 percent. The decrease primarily relates to a decrease in the quantities of livestock previously used in production and live calves sold due to lower customer demand for these products. These decreases were partially offset by an increase in the quantity of pregnant cows sold due to higher customer demand for these products in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Gross margin on product revenues declined for the same period primarily due to a decline in the average sales prices of livestock previously used in production.
Service revenues and cost of services
Service revenues were $10.7 million for the three months ended March 31, 2016 compared to $10.0 million for the three months ended March 31, 2015, an increase of $0.7 million, or 7 percent. The increase relates to an increase in the number of in vitro fertilization cycles performed due to higher customer demand.
Research and development expenses
Research and development expenses declined $53.4 million, or 67 percent, due primarily to the inclusion in 2015 of a $59.6 million payment in common stock for an exclusive license to certain technologies owned by MD Anderson. This decrease was partially offset by increases in (i) salaries, benefits and other personnel costs for research and development employees, (ii) lab supplies and consultant expenses, and (iii) depreciation and amortization. Salaries, benefits and other personnel costs increased $2.3 million due to (i) an increase in research and development headcount to support new and expanded collaborations and (ii)

a full three months of costs for research and development employees assumed in our various 2015 acquisitions. Lab supplies and consultant expenses increased $2.8 million as a result of (i) the progression into the preclinical phase with certain of our collaborators, (ii) the increased level of research and development services provided to our collaborators, and (iii) a full three months of costs incurred as a result of our 2015 acquisitions. Depreciation and amortization increased $1.9 million primarily as a result of (i) incurring a full three months of depreciation and amortization on property and equipment and intangible assets acquired in our 2015 acquisitions, and (ii) amortization related to AquaBounty's intangible assets upon regulatory approval in November 2015.
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses increased $15.3 million, or 55 percent, over the three months ended March 31, 2015. Salaries, benefits and other personnel costs for SG&A employees increased $6.0 million due to (i) increased headcount to support our corporate operations and increased stock compensation expenses due to higher grant date fair values for stock options granted; (ii) a full three months of stock compensation expense for a company-wide option grant to employees in March 2015 and (iii) a full three months of salaries, benefits and other personnel costs for employees assumed in our 2015 acquisitions. Legal and professional expenses increased $3.7 million primarily due to (i) share-based payments due pursuant to our services agreement with Third Security, LLC which we entered into in November 2015; (ii) increased legal fees for trial and post-trial activities for our litigation with XY, LLC; (iii) expenses incurred to support domestic and international government affairs for regulatory approvals necessary to commercialize our products and services; (iv) incremental costs incurred to support the ongoing operations of our 2015 acquisitions; and (v) other business development activities. For the three months ended March 31, 2016, we also recorded $4.2 million in litigation settlement expenses arising from the entrance of a court order in our trial with XY, LLC.
Total other income (expense), net
Total other income (expense), net, was $(21.4) million for the three months ended March 31, 2016 compared to $115.7 million for the three months ended March 31, 2015, a decrease of $137.1 million or 119 percent. This decrease was attributable to market changes in our current equity securities portfolio; in 2016, this portfolio no longer included shares of ZIOPHARM since we distributed such shares, including all realized gains thereon, to our shareholders as a dividend in June 2015.
Equity in net loss of affiliates
Equity in net loss of affiliates for the three months ended March 31, 2016 and 2015 includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. The $3.7 million increase is due to the addition of two new joint ventures as of March 31, 2016 as well as additional expenses incurred by our other joint ventures as their programs continue to progress.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception and as of March 31, 2016, we had an accumulated deficit of $607.2 million. From our inception through March 31, 2016, we have funded our operations principally with proceeds received from private and public offerings, cash received from our collaborators and through product and service sales made directly to customers. As of March 31, 2016, we had cash and cash equivalents of $145.7 million and short-term and long-term investments of $190.2 million. Cash in excess of immediate requirements is invested primarily in money market funds, certificates of deposits and U.S. government debt securities in order to maintain liquidity and preserve capital.

Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$(3,609)	$(13,041)
Investing activities	3,880	(26,033)
Financing activities	9,592	110,659
Effect of exchange rate changes on cash and cash equivalents	88	(36)
Net increase in cash and cash equivalents	$9,951	$71,549
Cash flows from operating activities:
Net cash used in operating activities was $3.6 million for the three months ended March 31, 2016 compared to $13.0 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, we received a $10.0 million technology access fee pursuant to a new collaboration. Our net loss of $65.3 million, after deduction of significant noncash items of (i) $22.3 million of noncash unrealized losses on our equity securities, (ii) $13.2 million of stock-based compensation expense, (iii) $5.6 million of depreciation and amortization expense, (iv) $3.1 million of shares issued as compensation for services, and (v) $5.6 million of equity in net loss of affiliates, was $15.5 million. Net cash used in operating activities was $13.0 million for the three months ended March 31, 2015. During the three months ended March 31, 2015, we had net income of $25.8 million which includes noncash items of (i) $115.5 million of unrealized appreciation on our equity securities, (ii) $59.6 million of common stock issued to MD Anderson recorded as research and development expense, and (iii) $10.3 million of stock-based compensation expense. After consideration of noncash items, we used $13.0 million of net cash in operating activities.
Cash flows from investing activities:
Net cash provided by investing activities was $3.9 million for the three months ended March 31, 2016 compared to net cash used in operating activities of $26.0 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, we received proceeds of $18.0 million from the maturity of short-term and long-term investments. These proceeds were offset by cash outflows of $7.2 million to acquire the assets of EnviroFlight, $4.3 million in purchases of property, plant and equipment, and $2.7 million for investments in our joint ventures. During the three months ended March 31, 2015, we used $29.6 million, net of cash received, for the acquisition of ActoGeniX, $14.9 million for the purchase of equity securities and warrants of two of our collaborators, including $12.6 million of ZIOPHARM equity securities, and $2.7 million for purchases of property, plant and equipment. These cash outflows were offset by $24.0 million of proceeds from the maturity of short-term and long-term investments.
Cash flows from financing activities:
Net cash provided by financing activities was $9.6 million for the three months ended March 31, 2016 compared to $110.7 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, we received $9.8 million from stock option exercises. During the three months ended March 31, 2015, we received $110.0 million of net proceeds from our public offering which closed in January 2015.
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

Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commercial commitments at March 31, 2016 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$14,456	$3,374	$5,702	$4,292	$1,088
Deferred consideration	15,785	9,089	6,696	—	—
Long term debt	6,561	893	902	645	4,121
Contingent consideration	3,660	1,404	2,256	—	—
	$40,462	$14,760	$15,556	$4,937	$5,209
In addition to the obligations in the table above, as of March 31, 2016 we also have the significant contractual obligations described below.
In conjunction with the formation of our joint ventures, we committed to making future capital contributions of at least $45.0 million to the joint ventures, subject to certain conditions and limitations. As of March 31, 2016, our remaining capital contribution commitments to our joint ventures were $36.7 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
We are also party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products which incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. At March 31, 2016, we had research and development commitments with third parties totaling $9.0 million that had not yet been incurred.
In June 2015, we and Oragenics entered into an ECC. In conjunction with this ECC, we agreed to purchase additional common stock in a qualified financing, as defined in the agreement, during the sixteen months following the effective date of the ECC in an amount up to the lesser of (i) the amount that is the proportion of such financing equal to our pro rata equity holdings in Oragenics as of the effective date and (ii) $10 million, subject to certain conditions. This amount is not included in the table above due to the uncertainty of whether or not we will make this payment.
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
As part of our August 2014 acquisition of Trans Ova, we agreed to pay a portion of certain cash proceeds received from the litigation with XY, LLC. These amounts are not included in the table above due to the uncertainty of whether any amounts may be due.
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
In January 2009, AquaBounty was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. Amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. AquaBounty has claimed all amounts available under the grant, resulting in total long-term debt of $1.9 million on our consolidated financial statements as of March 31, 2016. This amount is not included in the table above due to the uncertainty of the timing of repayment.
Net operating losses
As of March 31, 2016, we had net operating loss carryforwards of approximately $258.6 million for U.S. federal income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of $6.8 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022. Our direct foreign subsidiaries have foreign loss carryforwards of approximately $118.8 million, most of which do not expire.
Our past issuances of stock and mergers and acquisitions have resulted in ownership changes within the meaning of Section 382. As a result, the utilization of portions of our net operating losses may be subject to annual limitations. As of March 31, 2016, approximately $16.4 million of our net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1.5 million. As of March 31, 2016, approximately $19.1 million of domestic net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
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
There have been no material changes to our critical accounting policies from those described in "Management's discussion and analysis of financial condition and results of operations" included in our Annual report on Form 10-K for the year ended December 31, 2015.
Recent accounting pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 – "Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following sections provide quantitative information on our exposure to interest rate risk, stock price risk, and foreign currency exchange risk. We make use of sensitivity analyses which are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $336.0 million and $343.8 million at March 31, 2016 and December 31, 2015, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities and certificates of deposit. The primary objective of our investment activities is to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities and certificates of deposit which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Investments in publicly traded companies
We have common stock investments in several publicly traded companies that are subject to market price volatility. We have adopted the fair value method of accounting for these investments, except for our investment in AquaBounty as further described below, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income (expense), net for the period. As of March 31, 2016 and December 31, 2015 the original aggregate cost basis of these investments was $107.2 million and the market value was $61.3 million and $83.7 million, respectively. The fair value of these investments is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these companies. The fair value of these investments as of March 31, 2016 would be approximately $67.4 million and $49.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2015 would be approximately $92.1 million and $67.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
The common stock of AquaBounty is traded on the London Stock Exchange and at March 31, 2016, we owned 99,114,668 shares or approximately 63 percent. The fair value of our investment in AquaBounty at March 31, 2016 and December 31, 2015 was $32.0 million and $36.7 million, respectively. The fair value of our investment in AquaBounty as of March 31, 2016 would be approximately $35.2 million and $25.6 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2015 would be approximately $40.4 million and $29.4 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty.
Foreign currency exchange risk
We have international subsidiaries in Belgium, Brazil, Canada, England, and Hungary. These subsidiaries' assets, liabilities, and current revenues and expenses are denominated in their respective foreign currencies. We do not hedge our foreign currency exchange rate risk. The effect of a hypothetical 10 percent change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements.
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
There has been no change in our internal control over financial reporting during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2016, two purported shareholder class action lawsuits, captioned Hoffman v. Intrexon Corporation et al. and Gibrall v. Intrexon Corporation et al., were filed in the U.S. District Court for the Northern District of California on behalf of purchasers of our common stock between May 12, 2015 and April 20, 2016 (the "Class Period"). The complaints name as defendants us and certain of our current officers (the "Defendants"). The complaints allege, among other things, that, in violation of the federal securities laws, the Defendants made materially false and/or misleading statements in its periodic reports on Forms 10-K and 10-Q filed during the Class Period with respect to our business, operations and prospects. The basis for the plaintiffs' claims derives from the April 21, 2016 report published on the Seeking Alpha financial blog. The plaintiffs seek compensatory damages, interest and an award of reasonable attorneys' fees and costs. We believe that these putative class action lawsuits are without merit and intend to defend the lawsuits vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.
Item 1A. Risk Factors
As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year end December 31, 2015. In evaluating our risks, readers should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
From January 1, 2016 through March 31, 2016, we consummated the following transaction involving the issuance of unregistered securities:

•
the issuance of 136,340 unregistered shares of our common stock on February 25, 2016 in connection with our acquisition of the assets of EnviroFlight, LLC as disclosed in this Quarterly Report on Form 10-Q; and

•
the issuance of 79,870 unregistered shares of our common stock in January, February and March 2016, as payment under the Services Agreement entered into and effective as of November 1, 2015, by and between us and Third Security as previously discussed in our Current Report on Form 8-K filed on October 30, 2015.

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
3.1*
Amended and Restated Bylaws of Intrexon Corporation (incorporated by reference to Exhibit 3.1 to Intrexon Corporation's Current Report on Form 8-K, filed on March 14, 2016 with the Securities and Exchange Commission).

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

101.0**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Shareholders' and Total Equity for the three months ended March 31, 2016, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.

*    Previously filed.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intrexon Corporation
(Registrant)

Date: May 10, 2016	By:	/s/ Rick L. Sterling
Rick L. Sterling
Chief Financial Officer
(Principal Financial and Accounting Officer)