Form 10-Q
period 2016-06-30
INTREXON CORP
filed 2016-08-09
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2016, 118,325,697 shares of common stock, no par value per share, were outstanding.

INTREXON CORPORATION
FORM 10-Q

Intrexon®, Arctic®, ActoBiotics®, UltraVector®, RheoSwitch®, RheoSwitch Therapeutic System®, RTS®, Trans Ova Genetics® and LEAP® are our and/or our affiliates registered trademarks in the United States and AttSite™, Design-Build-Test-Learn™ and Okanagan Specialty Fruits™ are our common law trademarks in the United States. This quarterly report and the information incorporated herein by reference contain references to trademarks, service marks and trade names owned by us or other companies. Solely for convenience, trademarks, service marks and trade names referred to in this quarterly report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names. We do not intend our use or display of other companies' trade names, service marks or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names and service marks appearing in this quarterly report are the property of their respective owners.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future events, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our current and future exclusive channel collaborations ("ECCs"), license agreements and other collaborations;

•	developments concerning our collaborators and licensees;

•	our ability to successfully enter new markets or develop additional products, whether with our collaborators or independently;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	actual or anticipated variations in our operating results;

•	actual or anticipated fluctuations in our competitors' or our collaborators' and licensees' operating results or changes in their respective growth rates;

•	our cash position;

•	market conditions in our industry;

•	our ability, and the ability of our collaborators and licensees, to protect our intellectual property and other proprietary rights and technologies;

•	our ability, and the ability of our collaborators and licensees, to adapt to changes in laws or regulations and policies;

•	the ability of our collaborators and licensees to secure any necessary regulatory approvals to commercialize any products developed under the ECCs, license agreements and joint ventures;

•	the ability of our collaborators and licensees to develop and successfully commercialize products enabled by our technologies;

•	the rate and degree of market acceptance of any products developed by a collaborator under an ECC or through a joint venture or license under a license agreement;

•	our ability to retain and recruit key personnel;

•	the result of litigation proceedings that we face currently or may face in the future;

•	our expectations related to the use of proceeds from our public offerings and other financing efforts; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$155,081	$135,782
Short-term investments	115,667	102,528
Receivables
Trade, net	27,028	25,101
Related parties	14,394	23,597
Note, net	—	601
Other	2,294	2,995
Inventory	24,492	26,563
Prepaid expenses and other	6,701	6,634
Total current assets	345,657	323,801
Long-term investments	50,463	105,447
Equity securities	39,020	83,653
Investment in preferred stock	120,000	—
Property, plant and equipment, net	46,659	42,739
Intangible assets, net	244,314	247,535
Goodwill	161,257	165,169
Investments in affiliates	22,714	9,977
Other assets	1,028	3,725
Total assets	$1,031,112	$982,046
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2016	December 31, 2015
Liabilities and Total Equity
Current liabilities
Accounts payable	$8,204	$4,967
Accrued compensation and benefits	9,474	19,050
Other accrued liabilities	13,295	7,949
Deferred revenue	53,863	35,366
Lines of credit	461	561
Current portion of long term debt	491	930
Current portion of deferred consideration	9,255	6,931
Related party payables	456	150
Total current liabilities	95,499	75,904
Long term debt, net of current portion	7,530	7,598
Deferred consideration, net of current portion	6,689	8,698
Deferred revenue, net of current portion	271,376	162,363
Deferred tax liabilities	18,680	21,802
Other long term liabilities	3,157	795
Total liabilities	402,931	277,160
Commitments and contingencies (Note 17)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 118,269,920 and 116,658,886 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	1,297,103	1,249,559
Accumulated deficit	(656,222)	(542,729)
Accumulated other comprehensive loss	(21,651)	(12,752)
Total Intrexon shareholders' equity	619,230	694,078
Noncontrolling interests	8,951	10,808
Total equity	628,181	704,886
Total liabilities and total equity	$1,031,112	$982,046
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Collaboration and licensing revenues	$27,481	$17,181	$51,554	$31,964
Product revenues	10,884	14,266	19,439	23,199
Service revenues	13,927	13,255	24,592	23,212
Other revenues	209	189	354	365
Total revenues	52,501	44,891	95,939	78,740
Operating Expenses
Cost of products	10,753	11,764	20,315	20,439
Cost of services	6,332	6,503	12,004	11,865
Research and development	28,375	20,381	54,231	99,688
Selling, general and administrative	30,263	23,673	73,144	51,301
Total operating expenses	75,723	62,321	159,694	183,293
Operating loss	(23,222)	(17,430)	(63,755)	(104,553)
Other Income (Expense), Net
Unrealized and realized appreciation (depreciation) in fair value of equity securities	(23,469)	(20,609)	(45,800)	94,845
Interest expense	(267)	(359)	(532)	(702)
Interest income	713	344	1,323	644
Other income (expense), net	676	(326)	1,237	(59)
Total other income (expense), net	(22,347)	(20,950)	(43,772)	94,728
Equity in net loss of affiliates	(5,053)	(2,180)	(10,696)	(4,136)
Loss before income taxes	(50,622)	(40,560)	(118,223)	(13,961)
Income tax benefit (expense)	591	(934)	2,872	(1,729)
Net loss	$(50,031)	$(41,494)	$(115,351)	$(15,690)
Net loss attributable to the noncontrolling interests	967	831	1,858	2,124
Net loss attributable to Intrexon	$(49,064)	$(40,663)	$(113,493)	$(13,566)
Net loss attributable to Intrexon per share, basic and diluted	$(0.42)	$(0.37)	$(0.97)	$(0.13)
Weighted average shares outstanding, basic and diluted	118,141,377	109,318,471	117,501,264	107,720,040
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Net loss	$(50,031)	$(41,494)	$(115,351)	$(15,690)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	152	(8)	739	19
Foreign currency translation adjustments	(10,370)	848	(9,672)	(2,272)
Comprehensive loss	(60,249)	(40,654)	(124,284)	(17,943)
Comprehensive loss attributable to the noncontrolling interests	969	843	1,892	2,096
Comprehensive loss attributable to Intrexon	$(59,280)	$(39,811)	$(122,392)	$(15,847)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2015	116,658,886	$—	$1,249,559	$(12,752)	$(542,729)	$694,078	$10,808	$704,886
Stock-based compensation expense	—	—	19,783	—	—	19,783	35	19,818
Exercises of stock options and warrants	1,258,327	—	17,671	—	—	17,671	—	17,671
Shares issued as payment for services	216,367	—	5,689	—	—	5,689	—	5,689
Shares issued in asset acquisition	136,340	—	4,401	—	—	4,401	—	4,401
Net loss	—	—	—	—	(113,493)	(113,493)	(1,858)	(115,351)
Other comprehensive loss	—	—	—	(8,899)	—	(8,899)	(34)	(8,933)
Balances at June 30, 2016	118,269,920	$—	$1,297,103	$(21,651)	$(656,222)	$619,230	$8,951	$628,181
The accompanying notes are an integral part of these consolidated financial statements

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2016	2015
Cash flows from operating activities
Net loss	$(115,351)	$(15,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,674	7,358
Loss on disposal of property, plant and equipment	225	201
Unrealized and realized (appreciation) depreciation on equity securities	45,800	(94,845)
Amortization of discount/premium on investments	598	196
Equity in net loss of affiliates	10,696	4,136
Stock-based compensation expense	19,839	18,139
Shares issued as payment for services	5,689	480
Shares issued as consideration for license agreement	—	59,579
Provision for bad debts	1,183	984
Deferred income taxes	(2,659)	952
Other noncash items	391	542
Changes in operating assets and liabilities:
Receivables:
Trade	(2,463)	(127,516)
Related parties	9,203	213
Note	(24)	(20)
Other	626	210
Inventory	2,071	(1,212)
Prepaid expenses and other	1,299	(1,669)
Other assets	2,697	(4,876)
Accounts payable	2,834	(125)
Accrued compensation and benefits	(9,543)	4,099
Other accrued liabilities	4,807	839
Deferred revenue	(6,078)	60,909
Related party payables	331	57,370
Other long term liabilities	106	188
Net cash used in operating activities	(16,049)	(29,558)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2016	2015
Cash flows from investing activities
Maturities of investments	41,987	48,000
Purchases of equity securities and warrants	(1,167)	(14,900)
Acquisitions of businesses, net of cash received	—	(39,501)
Acquisition of noncontrolling interest	—	(1,566)
Investments in affiliates	(5,054)	(3,334)
Cash paid in asset acquisition	(7,244)	—
Purchases of property, plant and equipment	(10,038)	(6,740)
Proceeds from sale of property, plant and equipment	140	233
Net cash provided by (used in) investing activities	18,624	(17,808)
Cash flows from financing activities
Proceeds from issuance of shares in public offerings, net of issuance costs	—	110,041
Advances from lines of credit	1,540	11,680
Repayments of advances from lines of credit	(1,640)	(13,080)
Proceeds from long term debt	—	44
Payments of long term debt	(685)	(678)
Proceeds from stock option exercises	17,671	10,382
Net cash provided by financing activities	16,886	118,389
Effect of exchange rate changes on cash and cash equivalents	(162)	410
Net increase in cash and cash equivalents	19,299	71,433
Cash and cash equivalents
Beginning of period	135,782	27,466
End of period	$155,081	$98,899
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$140	$99
Significant noncash financing and investing activities
Note receivable as consideration for collaboration agreement	$—	$5,000
Stock received as consideration for collaboration agreements	13,666	—
Preferred stock received as consideration for collaboration amendments	120,000	—
Stock issued in business combinations	—	70,668
Stock issued to acquire noncontrolling interest	—	9,412
Stock issued in asset acquisition	4,401	—
Contingent consideration assumed in asset acquisition	3,660	—
Noncash dividend to shareholders	—	172,419
Purchases of equipment included in accounts payable and other accrued liabilities	1,118	1,064
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
As of June 30, 2016, Intrexon owned approximately 63% of AquaBounty Technologies, Inc. ("AquaBounty"), a company focused on improving productivity in commercial aquaculture, and approximately 51% of Biological & Popular Culture, Inc. ("BioPop"), a company developing artwork, children's toys and novelty goods that are derived from living organisms or enabled by synthetic biology.
Intrexon Corporation and its consolidated subsidiaries are hereinafter referred to as the "Company."
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of June 30, 2016 and results of operations and cash flows for the interim periods ended June 30, 2016 and 2015. The year-end consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any other future annual or interim period. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
The accompanying consolidated financial statements reflect the operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Investment in Preferred Stock
The Company holds preferred stock received from one of its collaborators, ZIOPHARM Oncology, Inc. ("ZIOPHARM"), which may be converted to common stock upon the occurrence of certain events in the future (Note 7). The Company elected the fair value option to account for its investment in preferred stock whereby the value of preferred stock is adjusted to fair value as of each reporting date and unrealized gains and losses are reported in the consolidated statement of operations. This investment is subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of the preferred stock into common stock, the volatility of ZIOPHARM's common stock, and changes in general economic and financial conditions of ZIOPHARM. The investment is classified as noncurrent in the consolidated balance sheet because the Company does not intend to sell the investment or expect it to be converted into shares of common stock within one year.
The Company is entitled to a monthly dividend payable in additional shares of preferred stock.
Equity Method Investments
The Company accounts for its investments in each of its joint ventures and for its investments in start-up entities backed by the Harvest Intrexon Enterprise Fund I, LP ("Harvest") (Note 18) using the equity method of accounting because the Company has the ability to exercise significant influence, but not control, over the operating activities of these entities. The Company's investments in these entities are included in investments in affiliates in the accompanying consolidated balance sheets.
The Company determined that it had significant influence over Oragenics, Inc. ("Oragenics"), a collaborator, as of June 30, 2016 and December 31, 2015, based on its ownership interest and other qualitative factors. The Company accounts for its investment in Oragenics using the fair value option.
The fair value of the Company's equity securities of Oragenics was $6,626 and $16,601 as of June 30, 2016 and December 31, 2015, respectively, and is included as equity securities in the accompanying consolidated balance sheets. The Company's ownership percentage of Oragenics was 29.5% and 30.7% at June 30, 2016 and December 31, 2015, respectively. Unrealized appreciation (depreciation) in the fair value of these securities was $(4,797) and $2,943 for the three months ended June 30, 2016 and 2015, respectively, and $(11,142) and $3,879 for the six months ended June 30, 2016 and 2015, respectively.
Summarized unaudited financial data as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015, for the Company's equity method investments are shown in the following tables. Summarized unaudited financial data for ZIOPHARM has been included for the three and six months ended June 30, 2015 as the Company determined it had significant influence over ZIOPHARM until the Company distributed all of its common stock held in ZIOPHARM to its shareholders in June 2015.

	June 30, 2016	December 31, 2015
Current assets	$70,182	$28,123
Non-current assets	11,059	1,539
Total assets	81,241	29,662
Current liabilities	7,633	6,274
Net assets	$73,608	$23,388

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$47	$514	$329	$1,150
Operating expenses	14,383	25,424	32,043	109,493
Operating loss	(14,336)	(24,910)	(31,714)	(108,343)
Other	1,424	4	1,427	3
Net loss	$(12,912)	$(24,906)	$(30,287)	$(108,340)
Variable Interest Entities
As of June 30, 2016 and December 31, 2015, the Company determined that certain of its collaborators and joint ventures as well as Harvest were variable interest entities ("VIE" or "VIEs"). The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the

VIEs. The Company's aggregate investment balances of these VIEs as of June 30, 2016 and December 31, 2015 was $137,920 and $3,598, respectively, which represents the Company's maximum risk of loss related to the identified VIEs.
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
Segment Information
While the Company generates revenues from multiple sources, including collaboration agreements, licensing, and products and services associated with bovine reproduction, management is organized around a singular research and development focus to further the development of the Company's underlying synthetic biology technologies. Accordingly, the Company has determined that it operates in one segment. As of June 30, 2016 and December 31, 2015, the Company had $5,666 and $3,877, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $2,680 and $925 for the three months ended June 30, 2016 and 2015, respectively, and $5,176 and $2,263 for the six months ended June 30, 2016 and 2015, respectively.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance was originally effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date ("ASU 2015-14"), which deferred the effective date of the guidance in ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016, and is effective for the Company for the year ending December 31, 2018. In March, April and May 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, narrow-scope improvements and practical expedients by issuing ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations ("ASU 2016-08"), ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing ("ASU 2016-10"), and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"). The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
Reclassifications
Certain insignificant reclassifications have been made to the prior interim period consolidated financial statements to conform to the current interim period presentation.
3. Mergers and Acquisitions
Oxitec Acquisition
In September 2015, pursuant to a Stock Purchase Agreement (the "Oxitec Purchase Agreement"), the Company acquired 100% of the issued outstanding share capital of Oxitec. The aggregated consideration paid consisted of (i) 1,359,343 shares of the Company's common stock (the "Stock Consideration") and (ii) $90,199 in cash (the "Cash Consideration"), inclusive of net cash and working capital adjustments, as defined in the Oxitec Purchase Agreement, totaling $9,449. Stock Consideration totaling 480,422 shares and Cash Consideration totaling $1,991 were withheld as escrow at closing and are issuable and payable, respectively, eighteen months after closing, subject to reduction for satisfaction of any claims for indemnification made by the Company under the Oxitec Purchase Agreement. Cash Consideration withheld is included in deferred consideration as of June 30, 2016. The results of Oxitec's operations subsequent to the acquisition date have been included in the consolidated financial statements.
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
The Company incurred $341 of acquisition-related costs, of which $104 and $267 are included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2015, respectively.
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
The Company incurred $418 of acquisition-related costs, of which $381 is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2015.

Unaudited Condensed Pro Forma Financial Information
The results of operations of the 2015 acquisitions discussed above are included in the consolidated statements of operations beginning on the day after their respective acquisition dates. The following unaudited condensed pro forma financial information for the three and six months ended June 30, 2015 is presented as if the acquisitions had been consummated on January 1, 2014:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	Pro Forma
Revenues	$45,083	$79,310
Loss before income taxes	(42,832)	(22,584)
Net loss	(43,723)	(23,176)
Net loss attributable to the noncontrolling interests	831	2,124
Net loss attributable to Intrexon	(42,892)	(21,052)
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
EnviroFlight
In February 2016, the Company entered into a series of transactions involving EnviroFlight, LLC ("Old EnviroFlight"), Darling Ingredients Inc. ("Darling") and a newly formed venture between the Company and Darling ("New EnviroFlight"). The Company determined that the series of integrated transactions to acquire substantially all of the assets of Old EnviroFlight for cash, common stock, and contingent consideration should be accounted for as a single transaction, which constituted a business, and considered New EnviroFlight to be the accounting acquirer pursuant to Accounting Standards Codification ("ASC") 805, Business Combinations. Consideration paid to Old EnviroFlight was $4,244 in cash, 136,340 shares of the Company's common stock valued at $4,401 and contingent consideration estimated at $3,660. Contemporaneously, all the assets acquired from Old EnviroFlight, with the exception of certain developed technology, and $3,000 of cash were contributed to New EnviroFlight in exchange for a non-controlling, 50% membership interest in New EnviroFlight. The Company's contributions to New EnviroFlight included an exclusive license to the developed technology that was retained by the Company. Darling received the remaining 50% membership interest in New EnviroFlight as consideration for terminating rights previously held in the developed technology with Old EnviroFlight. New EnviroFlight was formed to generate high-nutrition, low environmental impact animal and fish feed, as well as fertilizer products. The Company and Darling as members have each agreed to make additional capital contributions of up to $5,000 to fund ongoing operations of New EnviroFlight. All of the employees of Old EnviroFlight became employees of New EnviroFlight.
The Company determined that its investment in New EnviroFlight should be accounted for using the equity method of accounting. The Company recorded an estimated fair value of $5,425 for its investment in New EnviroFlight and $9,880 for the retained developed technology intangible asset. The developed technology will be amortized over a period of twenty-one years.

The contingent consideration liability payable to the members of Old EnviroFlight is considered a freestanding financial instrument in accordance with ASC 480, Distinguishing Liabilities and Equity, and will be recorded at fair value each reporting period. The value of this liability was estimated at $3,660 as of June 30, 2016. The members of Old EnviroFlight may receive contingent consideration of up to $5,500 of additional shares of the Company's common stock if certain regulatory and commercial milestones are met prior to February 2019.
The Company's investment in New EnviroFlight was $4,973 as of June 30, 2016 and is included in investments in affiliates in the accompanying consolidated balance sheet.
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
The Company's investment in Intrexon Energy Partners II was $1,777 and $2,000 as of June 30, 2016 and December 31, 2015, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
Intrexon Energy Partners
In March 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), a joint venture formed to optimize and scale-up the Company's gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Intrexon has committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of June 30, 2016, the Company's remaining commitment was $14,378. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(483) and $(1,270) as of June 30, 2016 and December 31, 2015, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.
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
The Company's investment in OvaXon was $(201) and $(144) as of June 30, 2016 and December 31, 2015, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.
S & I Ophthalmic
In September 2013, the Company entered into a Limited Liability Company Agreement ("Sun LLC Agreement") with Caraco Pharmaceutical Laboratories, Ltd. ("Sun Pharmaceutical Subsidiary"), an indirect subsidiary of Sun Pharmaceutical Industries Ltd. ("Sun Pharmaceutical"), an international specialty pharmaceutical company focused on chronic diseases, to form S & I Ophthalmic, LLC ("S & I Ophthalmic"). The Sun LLC Agreement governs the affairs and the conduct of business of S & I Ophthalmic. S & I Ophthalmic leverages experience and technology from both the Company and Sun Pharmaceutical. Both the Company and Sun Pharmaceutical Subsidiary made an initial capital contribution of $5,000 in October 2013 for a 50% membership interest in S & I Ophthalmic. S & I Ophthalmic is governed by a board of managers ("S & I Ophthalmic Board") which has four members, two each from the Company and Sun Pharmaceutical Subsidiary. In cases in which the S & I Ophthalmic Board determines that additional capital contributions are necessary in order for S & I Ophthalmic to conduct business and comply with its obligations, each of the Company and Sun Pharmaceutical Subsidiary has committed to making additional capital contributions to S & I Ophthalmic subject to certain limits defined in the agreement. Each has the right, but not the obligation, to make additional capital contributions above the defined limits when and if solicited by the S & I Ophthalmic Board. As of June 30, 2016, both the Company and Sun Pharmaceutical Subsidiary have made subsequent capital contributions of $5,000.
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
The Company's investment in S & I Ophthalmic was $4,794 and $6,379 as of June 30, 2016 and December 31, 2015, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.

5. Collaboration and Licensing Revenue
The Company generates revenue through contractual agreements with collaborators (known as exclusive channel collaborations, "ECC" or "ECCs") and licensing agreements whereby the collaborators or the licensees obtain exclusive access to the Company's proprietary technologies for use in the research, development and commercialization of products and/or treatments in a contractually specified field of use. Upfront and milestone payments are typically deferred and recognized over the expected life of the Company's technology platform using a straight-line approach. The Company recognizes the reimbursement payments received for research and development services in the period in which the services are performed and collection is reasonably assured. The following tables summarize the amounts recorded as revenue in the consolidated statements of operations for each significant collaboration or licensing agreement for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$922	$6,048	$6,970
Oragenics, Inc.	261	246	507
Fibrocell Science, Inc.	605	789	1,394
Genopaver, LLC	68	1,569	1,637
S & I Ophthalmic, LLC	—	2,358	2,358
OvaXon, LLC	—	808	808
Intrexon Energy Partners, LLC	625	3,587	4,212
Persea Bio, LLC	125	206	331
Ares Trading S.A.	1,597	621	2,218
Thrive Agrobiotics, Inc.	46	404	450
Intrexon Energy Partners II, LLC	500	394	894
Exotech Bio, Inc.	139	—	139
Relieve Genetics, Inc.	120	230	350
Intrexon T1D Partners, LLC	278	32	310
Other	2,769	2,134	4,903
Total	$8,055	$19,426	$27,481

	Three Months Ended June 30, 2015
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$644	$4,606	$5,250
Oragenics, Inc.	307	68	375
Fibrocell Science, Inc.	448	1,470	1,918
Genopaver, LLC	68	867	935
S & I Ophthalmic, LLC	—	890	890
OvaXon, LLC	—	662	662
Intrexon Energy Partners, LLC	625	2,731	3,356
Persea Bio, LLC	125	141	266
Ares Trading S.A.	739	—	739
Other	747	2,043	2,790
Total	$3,703	$13,478	$17,181

	Six Months Ended June 30, 2016
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$1,844	$12,107	$13,951
Oragenics, Inc.	524	789	1,313
Fibrocell Science, Inc.	1,210	2,041	3,251
Genopaver, LLC	137	3,078	3,215
S & I Ophthalmic, LLC	—	3,544	3,544
OvaXon, LLC	—	1,502	1,502
Intrexon Energy Partners, LLC	1,250	6,950	8,200
Persea Bio, LLC	250	405	655
Ares Trading S.A.	3,194	1,429	4,623
Thrive Agrobiotics, Inc.	92	792	884
Intrexon Energy Partners II, LLC	1,000	444	1,444
Exotech Bio, Inc.	139	—	139
Relieve Genetics, Inc.	120	230	350
Intrexon T1D Partners, LLC	278	32	310
Other	3,789	4,384	8,173
Total	$13,827	$37,727	$51,554

	Six Months Ended June 30, 2015
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$1,288	$7,763	$9,051
Oragenics, Inc.	569	76	645
Fibrocell Science, Inc.	896	3,183	4,079
Genopaver, LLC	137	1,467	1,604
S & I Ophthalmic, LLC	—	1,645	1,645
OvaXon, LLC	—	1,306	1,306
Intrexon Energy Partners, LLC	1,250	4,916	6,166
Persea Bio, LLC	250	256	506
Ares Trading S.A.	739	—	739
Other	1,605	4,618	6,223
Total	$6,734	$25,230	$31,964
Except for the agreements discussed below, there have been no significant changes to arrangements with our collaborators and licensees in the six months ended June 30, 2016. See Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for additional details of the Company's existing collaboration and licensing agreements.
Exotech Bio Collaboration
In March 2016, the Company entered into an ECC with Exotech Bio, Inc. ("Exotech Bio"), an affiliate of Harvest and a related party. Exotech Bio was formed for the purpose of entering into the ECC and developing and commercializing products using exosomes carrying a RNA payload designed to kill, suppress, or render immune-visible a cancer cell. Upon execution of the ECC, the Company received a technology access fee in the form of equity in Exotech Bio valued at $5,000 as upfront consideration. The Company is also entitled to up to $52,500 of potential payments for substantive and non-substantive development and commercial milestones for each product developed under the ECC. The Company receives reimbursement payments for research and development services provided pursuant to the ECC. Exotech Bio will pay the Company royalties as a percentage in the lower double-digits on the quarterly net sales of products developed under the ECC, as defined in the agreement. Exotech Bio is responsible for the development and commercialization of the product candidates. The term of the ECC commenced in March 2016 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Exotech Bio upon 90 days written notice to the Company.
Relieve Genetics Collaboration
In March 2016, the Company entered into an ECC with Relieve Genetics, Inc. ("Relieve Genetics"), an affiliate of Harvest and a related party. Relieve Genetics was formed for the purpose of entering into the ECC and developing and commercializing products using a viral vector expressing interleukin-10 for the treatment of chronic neuropathic pain resultant from cancer in humans. Upon execution of the ECC, the Company received a technology access fee in the form of equity in Relieve Genetics valued at $4,333 as upfront consideration. The Company is also entitled to up to $52,500 of potential payments for substantive and non-substantive development and commercial milestones for each product developed under the ECC. The Company receives reimbursement payments for research and development services provided pursuant to the ECC. Relieve Genetics will pay the Company royalties as a percentage in the lower double-digits on the quarterly net sales of products developed under the ECC, as defined in the agreement. Relieve Genetics is responsible for the development and commercialization of the product candidates. The term of the ECC commenced in March 2016 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Relieve Genetics upon 90 days written notice to the Company.
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
AD Skincare Collaboration
In June 2016, the Company entered into an ECC with AD Skincare, Inc. ("AD Skincare"), an affiliate of Harvest and a related party. AD Skincare was formed for the purpose of entering into the ECC and developing an advanced topical delivery system to improve the efficacy of biologically active ingredients aimed at improving signs of aging human skin. Upon execution of the ECC, the Company received a technology access fee in the form of equity in AD Skincare valued at $4,333 as upfront consideration. The Company is also entitled to up to $2,000 of potential payments for substantive and non-substantive development milestones for each product developed under the ECC, as well as up to $17,000 in one-time commercial milestones. The Company receives reimbursement payments for research and development services provided pursuant to the ECC. AD Skincare will pay the Company royalties as a percentage in the low double-digits on the quarterly net sales of products developed under the ECC, as defined in the agreement. AD Skincare is responsible for the development and commercialization of the product candidates. The term of the ECC commenced in June 2016 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by AD Skincare upon 90 days written notice to the Company.
ZIOPHARM Collaborations
In June 2016, the Company amended each of its two existing collaboration agreements with ZIOPHARM and as a result the rate of the royalty which the Company is entitled to receive on certain products commercialized pursuant to the agreements was reduced from 50% to 20%. As consideration for execution of the amendments, ZIOPHARM issued the Company 100,000 shares of ZIOPHARM's Series 1 Preferred Stock valued at $120,000. The Company allocated the consideration received to each ECC based on the cumulative value of upfront and milestone payments previously received pursuant to that ECC. Because the Company has remaining performance obligations under each of the ZIOPHARM ECCs, the Company recorded the initial fair value received as deferred revenue and will recognize this amount straight-line over the remaining performance period for each ZIOPHARM ECC. No other financially significant terms of the ZIOPHARM ECCs were changed as a result of the amendments. See Note 7 for additional discussion of the terms of the preferred stock and the accounting treatment.

Deferred Revenue
Deferred revenue primarily consists of consideration received for upfront and milestone payments in connection with the Company's collaborations and licensing agreements, prepayments for research and development services performed for collaborators and licensees, and prepayments for product and service revenues. Deferred revenue consists of the following:

	June 30, 2016	December 31, 2015
Upfront and milestone payments	$310,937	$181,331
Prepaid research and development services	8,122	10,938
Prepaid product and service revenues	5,471	4,759
Other	709	701
Total	$325,239	$197,729
Current portion of deferred revenue	$53,863	$35,366
Long-term portion of deferred revenue	271,376	162,363
Total	$325,239	$197,729
The following table summarizes the remaining balance of deferred revenue associated with upfront and milestone payments for each significant collaboration and licensing agreement:

	June 30, 2016	December 31, 2015
ZIOPHARM Oncology, Inc.	$148,494	$30,338
Oragenics, Inc.	8,289	8,813
Fibrocell Science, Inc.	20,235	21,445
Genopaver, LLC	2,113	2,250
Intrexon Energy Partners, LLC	19,375	20,625
Persea Bio, LLC	4,250	4,500
Ares Trading S.A.	50,373	53,567
Thrive Agrobiotics, Inc.	1,529	1,621
Intrexon Energy Partners II, LLC	16,833	17,833
Exotech Bio, Inc.	4,861	—
Relieve Genetics, Inc.	4,213	—
Intrexon T1D Partners, LLC	9,564	—
AD Skincare, Inc.	4,333	—
Other	16,475	20,339
Total	$310,937	$181,331
6. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of June 30, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$165,638	$220	$—	$165,858
Certificates of deposit	272	—	—	272
Total	$165,910	$220	$—	$166,130

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
The estimated fair value of available-for-sale investments classified by their contractual maturities as of June 30, 2016 was:

Due within one year	$115,667
After one year through two years	50,463
Total	$166,130
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company's investments were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and have been in a loss position for less than 12 months.
As of June 30, 2016 and December 31, 2015, the Company did not consider any of its investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company's ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.
7. Investment in Preferred Stock
In June 2016, the Company received 100,000 shares of ZIOPHARM's Series 1 Preferred Stock (the "Preferred Shares"), with a per share stated value of $1,200, as consideration for amending their two previously existing ECC agreements (Note 5). A summary of the terms of the Preferred Shares are as follows.
Conversion. The Preferred Shares shall automatically convert into shares of ZIOPHARM common stock upon the date the first approval in the United States of (i) a ZIOPHARM product, as defined in and developed under one of the ECC agreements, or (ii) a product, as defined and developed under the License and Collaboration Agreement with Ares Trading S.A., a subsidiary of the biopharmaceutical business of Merck KGaA, and ZIOPHARM, is publicly announced (the "Conversion Event Date"). The Preferred Shares shall convert into a number of shares of ZIOPHARM common stock equal to the stated value of such Preferred Share, divided by the greater of: (i) the volume weighted average closing price of ZIOPHARM's common stock over the twenty trading days ending on the Conversion Event Date or (ii) $1.00. The number of converted shares is subject to certain limitations defined in the amended and restated Certificate of Designation, Preferences, and Rights of Series 1 Preferred Stock (the "A&R Certificate of Designation").
Dividend Rights. The Company shall receive a monthly dividend, payable in additional Preferred Shares, equal to $12.00 per Preferred Share held per month divided by the stated value of the Preferred Shares, which is referred to as the PIK Dividend. For any Preferred Shares that are not converted on the Conversion Event Date, the rate of PIK Dividend on these unconverted Preferred Shares will automatically increase from $12.00 to $24.00 per Preferred Share per month.
Voting Rights. The Preferred Shares do not have any voting rights except for certain protective voting rights defined in the A&R Certificate of Designation.
Liquidation Rights. In the event of any voluntary or involuntary liquidation, dissolution or winding up of ZIOPHARM or a deemed liquidation event, as defined in the A&R Certificate of Designation, including a change of control or the sale, lease transfer or exclusive license of all or substantially all of ZIOPHARM's assets, the holders of the Preferred Shares shall be entitled to receive a portion of all funds to be distributed in proportion to the holders' proportionate share of ZIOPHARM's common stock on an as-converted to common stock basis (the "Series 1 Liquidation Amount"). For purposes of calculating the Series 1 Liquidation Amount, if such liquidation event occurs prior to the Conversion Event Date, each Preferred Share shall be deemed to be convertible into the number of shares of ZIOPHARM's common stock equal to (i) the stated value of each Preferred Share, divided by (ii) the volume weighted average price of ZIOPHARM's common stock for the twenty day period ending on the date of the public announcement of the liquidation event. In addition, ZIOPHARM may elect to redeem the Preferred Shares in connection with or following a deemed liquidation event at a price per share equal to the Series 1 Liquidation Amount.
The Company elected the fair value option to account for its investment in ZIOPHARM preferred stock (the "investment in preferred stock"). The investment in preferred stock is categorized as Level 3 as there are significant unobservable inputs and the Preferred Shares are not traded on a public exchange. The fair value of the investment in preferred stock as of June 30, 2016 was estimated using a probability-weighted expected return ("PWERM") model. The key inputs used in the PWERM model were (i) estimating the future returns for conversion of the Preferred Shares for both product approval and a change in control of ZIOPHARM (the "conversion events") using market data of the change in value for guideline companies as a result of these conversion events; (ii) estimating the expected date and likelihood of each conversion event; and (iii) discounting these estimated future returns using a discount rate for the Preferred Shares considering industry debt issuances originated by public funds and venture capital rates of return. The fair value of the Company's investment in preferred stock is $120,000 as of June 30, 2016. A significant change in unobservable inputs discussed above could result in a significant impact to the fair value of the Company's investment in preferred stock.
8. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at June 30, 2016:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2016
Assets
U.S. government debt securities	$—	$165,858	$—	$165,858
Equity securities	31,539	7,481	—	39,020
Preferred stock	—	—	120,000	120,000
Other	—	308	—	308
Total	$31,539	$173,647	$120,000	$325,186
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

The method used to estimate the fair value of the Level 1 assets in the tables above is based on observable market data as these equity securities are publicly-traded. The method used to estimate the fair value of the Level 2 short-term and long-term investments in the tables above is based on professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The method used to estimate the fair value of the Level 2 equity securities in the tables above is based on the quoted market price of the publicly-traded security, adjusted for a discount for lack of marketability. The method used to estimate the fair value of the Level 3 asset is discussed in Note 7.
There were no transfers between levels of the fair value hierarchy in the six months ended June 30, 2016.
The carrying values of the Company's long term debt approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. Significant financial liabilities measured on a recurring basis were $3,660 at June 30, 2016. The Company accounted for the contingent consideration liability to the members of Old EnviroFlight by recording its fair value as a liability on the date of the asset acquisition (Note 4). At the date of the acquisition, the regulatory and commercial milestones were valued using a probability-weighted discounted cash flow model using discount rates reflecting the time value of money and additional risk inherent in meeting the milestones. These fair value measurements were based on significant inputs not observable in the market and thus represented a Level 3 measurement. The contingent consideration liability is remeasured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. There were no significant changes to the fair value of this liability since the acquisition date through June 30, 2016. Financial liabilities measured on a recurring basis were not significant at December 31, 2015.
9. Inventory
Inventory consists of the following:

	June 30, 2016	December 31, 2015
Supplies, semen and embryos	$1,410	$1,402
Work in process	6,240	6,290
Livestock	16,062	16,907
Feed	780	1,964
Total inventory	$24,492	$26,563
10. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	June 30, 2016	December 31, 2015
Land and land improvements	$9,682	$9,119
Buildings and building improvements	7,526	7,520
Furniture and fixtures	2,352	1,283
Equipment	40,312	36,016
Leasehold improvements	7,630	6,888
Computer hardware and software	6,334	5,960
Construction and other assets in progress	2,440	2,193
	76,276	68,979
Less: Accumulated depreciation and amortization	(29,617)	(26,240)
Property, plant and equipment, net	$46,659	$42,739
Depreciation expense was $2,304 and $1,828 for the three months ended June 30, 2016 and 2015, respectively, and $4,437 and $3,781 for the six months ended June 30, 2016 and 2015, respectively.

11. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the six months ended June 30, 2016 are as follows:

Balance at December 31, 2015	$165,169
Foreign currency translation adjustments	(3,912)
Balance at June 30, 2016	$161,257
No goodwill or accumulated impairment losses existed as of June 30, 2016 and December 31, 2015.
Intangible assets consist of the following at June 30, 2016:

	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents, related technologies and know-how	15.3	$170,046	$(23,654)	$146,392
Customer relationships	6.5	10,700	(3,706)	6,994
Trademarks	9.3	6,800	(1,405)	5,395
Covenant not to compete	2.0	390	(260)	130
In-process research and development		85,403	—	85,403
Total		$273,339	$(29,025)	$244,314
Intangible assets consist of the following at December 31, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, related technologies and know-how	$157,411	$(17,775)	$139,636
Customer relationships	10,700	(2,739)	7,961
Trademarks	6,800	(1,018)	5,782
Covenant not to compete	384	(160)	224
In-process research and development	93,932	—	93,932
Total	$269,227	$(21,692)	$247,535
The balance of in-process research and development as of June 30, 2016 primarily includes the in-process research and development acquired in the Company's Oxitec acquisition and amortization will begin once certain regulatory approvals have been obtained.
Amortization expense was $3,722 and $1,981 for the three months ended June 30, 2016 and 2015, respectively, and $7,237 and $3,577 for the six months ended June 30, 2016 and 2015, respectively.
12. Lines of Credit and Long Term Debt
Lines of Credit
Trans Ova has a $6,000 revolving line of credit with First National Bank of Omaha which matures on May 1, 2017. The line of credit bears interest at the greater of 2.95% above the London Interbank Offered Rate or 3.00% and, and the actual rate was 3.41% at June 30, 2016. As of June 30, 2016, there were no amounts outstanding. The amount available under the line of credit is based on eligible accounts receivable and inventory up to the maximum principal amount. The line of credit is collateralized by certain of Trans Ova's assets and contains certain restricted covenants that include maintaining minimum tangible net worth, maximum allowable annual capital expenditures and working capital. Trans Ova was in compliance with these covenants as of June 30, 2016.
Exemplar has a $700 revolving line of credit with American State Bank which matures on November 1, 2016. The line of credit bears interest at 4.50% per annum. As of June 30, 2016, there was an outstanding balance of $461.

Long Term Debt
Long term debt consists of the following:

	June 30, 2016	December 31, 2015
Notes payable	$5,884	$6,477
Royalty-based financing	1,985	1,807
Other	152	244
Long term debt	8,021	8,528
Less current portion	491	930
Long term debt, less current portion	$7,530	$7,598
Trans Ova has a note payable to American State Bank which matures in April 2033 and has an outstanding principal balance of $5,428 as of June 30, 2016. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by certain of Trans Ova's real estate and non-real estate assets.
Exemplar has notes payable with outstanding principal balances totaling $456 as of June 30, 2016. Exemplar pays monthly installments ranging from $1 to $4 with interest rates ranging from 0% to 3.00%. These notes mature from September 2018 to May 2020 and are collateralized by certain of Exemplar's real estate or letters of credit of certain of its members.
AquaBounty has a royalty-based financing grant from the Atlantic Canada Opportunities Agency ("ACOA"), a Canadian government agency, to provide funding of a research and development project. The total amount available under the award was $2,216, which AquaBounty claimed over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. As of the acquisition date in March 2013, AquaBounty had claimed $1,952 of the available funds and this amount was recorded at its acquisition date fair value of $1,107. The Company accretes the difference of $845 between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date, AquaBounty has claimed the remaining balance available under the grant, resulting in total long term debt of $1,985 as of June 30, 2016.
Future maturities of long term debt are as follows:

2016	$298
2017	385
2018	529
2019	343
2020	313
2021	312
Thereafter	3,856
Total	$6,036
The AquaBounty royalty-based financing grant is not included in the table above due to the uncertainty of the timing of repayment.
13. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company's annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. For the three and six months ended June 30, 2016, the Company had U.S. taxable loss of approximately $7,780 and $17,680, respectively, for which no income tax benefit was recognized. For the three and six months ended June 30, 2016, the Company recognized $120 and $213 of current foreign income tax benefit, respectively. For the three and six months ended June 30, 2015, the Company had U.S. taxable income of approximately $65,400 and $38,800, respectively, and $777 income tax expense was recognized. For the three and six months ended June 30, 2016, the Company recorded deferred tax benefit of $471 and $2,659, respectively. There was $157 and $952 of deferred tax expense for the three and six months ended June 30, 2015, respectively. The Company's net deferred tax assets, excluding certain deferred tax liabilities totaling $18,680, are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's losses and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
At June 30, 2016, the Company has loss carryforwards for U.S. federal income tax purposes of approximately $266,400 available to offset future taxable income and federal and state research and development tax credits of approximately $6,770, prior to consideration of annual limitations that may be imposed under Section 382. These carryforwards will begin to expire in 2022. Of these loss carryforwards, approximately $53,400 relates to benefits from stock compensation deductions that will be recorded as a component of paid-in capital when realized. The Company's direct foreign subsidiaries have foreign loss carryforwards of approximately $117,900, most of which do not expire.
14. Shareholders' Equity
Dividend to Shareholders
In June 2015, the Company distributed to its shareholders 17,830,305 shares of ZIOPHARM common stock, representing all of the equity interests of ZIOPHARM held by the Company at the time of the distribution and resulting in a realized gain of $81,401. The distribution constituted a dividend to shareholders of record as of June 4, 2015. In connection with the distribution, pursuant to the terms of the Company's equity incentive plans, the conversion terms of all outstanding options for shares of the Company's common stock as of June 4, 2015 were adjusted to reflect the value of the distribution with respect to shares of the Company's common stock by decreasing the exercise prices and increasing the number of shares. This adjustment resulted in 312,795 additional shares at a weighted average exercise price of $25.40.
Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2016	December 31, 2015
Unrealized gain (loss) on investments	$220	$(519)
Foreign currency translation adjustments	(21,871)	(12,233)
Total accumulated other comprehensive loss	$(21,651)	$(12,752)
15. Share-Based Payments
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of products	$20	$21	$40	$55
Cost of services	70	105	138	203
Research and development	2,178	2,138	4,743	3,907
Selling, general and administrative	4,383	5,616	14,918	13,974
Total	$6,651	$7,880	$19,839	$18,139

Intrexon Stock Option Plans
In April 2008, Intrexon adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Intrexon's Board of Directors may grant share based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of June 30, 2016, there were 597,491 stock options outstanding under the 2008 Plan.
Intrexon adopted the 2013 Plan for employees and nonemployees pursuant to which Intrexon's Board of Directors may grant share based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors and nonemployee directors. The 2013 Plan became effective upon the closing of the Company's initial public offering in August 2013, and as of June 30, 2016, there were 16,000,000 shares authorized for issuance under the 2013 Plan, of which 10,714,034 stock options were outstanding and 3,936,628 shares were available for grant.
Stock option activity under Intrexon's award plans was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2015	11,043,528	$32.66	8.49
Granted	3,137,860	30.66
Exercised	(1,113,327)	(15.87)
Forfeited	(1,752,627)	(45.24)
Expired	(3,909)	(30.35)
Balances at June 30, 2016	11,311,525	31.81	8.56
Exercisable at June 30, 2016	2,754,250	25.36	7.15
Vested and Expected to Vest at June 30, 2016(1)	9,441,799	31.39	8.43

(1)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.
Total unrecognized compensation costs related to unvested awards at June 30, 2016 and December 31, 2015 were $106,977 and $113,655, respectively, and are expected to be recognized over a weighted-average period of approximately three years.
Intrexon currently uses authorized and unissued shares to satisfy share award exercises.
In October 2015, the Compensation Committee and the independent members of Intrexon's Board of Directors approved a compensation arrangement whereby the Company's Chief Executive Officer ("CEO") would receive a monthly salary. Previously, the CEO did not receive compensation for his services as an employee of the Company other than through his participation in the Company's Annual Executive Incentive Plan which became effective January 1, 2015. Pursuant to the compensation agreement, the CEO receives a base salary of $200 per month payable in fully vested shares of Intrexon common stock with such shares subject to a three-year lock-up on resale. The monthly number of shares of common stock is calculated based on the closing price on the last trading day of each month and the shares are issued pursuant to the terms of a Restricted Stock Unit Agreement (the "RSU Agreement") which was executed between Intrexon and the CEO pursuant to the terms of the 2013 Plan. The RSU Agreement became effective in November 2015, has an initial term of 12 months, and is renewable annually at the discretion of Intrexon's Board of Directors. The fair value of the shares issued as compensation for services is included in selling, general and administrative expenses in the Company's consolidated statements of operations and totaled $463 and $934 for the three and six months ended June 30, 2016, respectively.
Other Plans
As of June 30, 2016, there were 5,607,000 options, which are exercisable into shares of AquaBounty common stock, outstanding under the AquaBounty 2006 Equity Incentive Plan ("AquaBounty 2006 Plan") at a weighted average exercise price of $0.26 per share of which 5,231,040 were exercisable. As of December 31, 2015, there were 5,382,000 options outstanding under the AquaBounty 2006 Plan at a weighted average exercise price of $0.26 per share of which 4,320,333 were exercisable.
In March 2016, AquaBounty's Board of Directors adopted the AquaBounty 2016 Equity Incentive Plan ("AquaBounty 2016 Plan") to replace the AquaBounty 2006 Plan.  The AquaBounty 2016 Plan provides for the issuance of incentive stock options, non-qualified stock options and awards of restricted and direct stock purchases to directors, officers, employees and consultants of AquaBounty.  The AquaBounty 2016 Plan was approved by AquaBounty's shareholders at its annual meeting in April 2016. Upon the effectiveness of the AquaBounty 2016 Plan, no new awards may be granted under the AquaBounty 2006 Plan. As of June 30, 2016, there were no options outstanding under the AquaBounty 2016 Plan.
16. License Agreement
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
In connection with the license agreement, the Company, ZIOPHARM, and MD Anderson entered into a research and development agreement which governs certain operational activities between the parties and pursuant to which ZIOPHARM provides funding for certain research and development activities of MD Anderson for a period of three years, in an amount between $15,000 and $20,000 per year. The Company and ZIOPHARM reimburse MD Anderson for out of pocket expenses for maintaining patents covering the licensed technologies.
17. Commitments and Contingencies
Operating Leases
The Company leases certain facilities and equipment under noncancelable operating leases. The equipment leases are renewable at the option of the Company. At June 30, 2016, future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2016	$1,966
2017	4,401
2018	2,834
2019	2,595
2020	2,647
2021	1,789
Total	$16,232
Rent expense, including other facility expenses, was $2,302 and $2,247 for the three months ended June 30, 2016 and 2015, respectively, and $4,334 and $4,381 for the six months ended June 30, 2016 and 2015, respectively.
The Company maintains subleases for certain of its facilities. Rental income under sublease agreements was $335 and $394 for the three months ended June 30, 2016 and 2015, respectively, and $670 and $819 for the six months ended June 30, 2016 and 2015, respectively. Future rental income is expected to be $17 for 2016 and $36 for 2017.
Contingencies
In March 2012, Trans Ova was named as a defendant in a licensing and patent infringement suit brought by XY, LLC alleging that certain of Trans Ova's activities breach a licensing agreement and infringe on patents that XY, LLC allegedly owns. Trans Ova filed a number of counterclaims in the case. The matter proceeded to a jury trial in January 2016, and in February 2016, the jury determined that XY, LLC and Trans Ova had each breached the licensing agreement and that Trans Ova had infringed the intellectual property of XY, LLC. In April 2016, the court issued its order, entering a jury award of damages to Trans Ova in the amount of $528 and a jury award of damages to XY, LLC in the amount of $6,066, each with prejudgment interest. The order provides for the continuation of Trans Ova's license to XY, LLC's technology, subject to an ongoing royalty for Trans Ova which is subject to a post-judgment motion and potential appeals therefrom. Since the inception of the license, Trans Ova has remitted payments to XY, LLC pursuant to the terms of the original license agreement and has recorded these payments in cost of services in the consolidated statements of operations for the respective periods. For the period from inception of the agreement through the court's order, aggregate royalty and license payments were $3,170, of which $2,759 had not yet been deposited by XY, LLC. For the six months ended June 30, 2016, the Company recorded litigation settlement expense of $4,228, which is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and represents the excess of the net damages awarded to XY, LLC, including prejudgment interest, over the liability previously recorded by Trans Ova for uncashed checks previously remitted to XY, LLC. The Company and Trans Ova believe they have compelling grounds to overturn the adverse rulings of the order through appellate actions and that, as a result, the amount of damages could be reduced or eliminated. No assurances can be given, however, that such matters will ultimately be ruled in Trans Ova's favor, and XY, LLC may also elect to appeal aspects of the ruling that were in Trans Ova's favor. Moreover, Trans Ova and the Company could elect to enter into a settlement agreement in order to avoid the further costs and uncertainties of litigation, to modify the license to XY, LLC's technologies, or to recover monetary damages related to Trans Ova's antitrust counterclaims.
In May 2016, two purported shareholder class action lawsuits, captioned Hoffman v. Intrexon Corporation et al. and Gibrall v. Intrexon Corporation et al., were filed in the U.S. District Court for the Northern District of California on behalf of purchasers of Intrexon's common stock between May 12, 2015 and April 20, 2016 (the "Class Period"). The complaints name as defendants Intrexon and certain of its current officers (the "Defendants"). The complaints allege, among other things, that, in violation of the federal securities laws, the Defendants made materially false and/or misleading statements in the Company's periodic reports on Forms 10-K and 10-Q filed during the Class Period with respect to the Company's business, operations and prospects. The basis for the plaintiffs' claims derived from a report published in April 2016 on the Seeking Alpha financial blog. The plaintiffs seek compensatory damages, interest and an award of reasonable attorneys' fees and costs. In July 2016, the court hearing the matters entered an order consolidating the lawsuits and appointing a lead plaintiff. The Company intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.
The Company may become subject to other claims and assessments from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2016 and December 31, 2015, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
18. Related Party Transactions
Third Security and Affiliates
The Company's CEO and Chairman of the Board of Directors of the Company is also the manager of Third Security.
In November 2015, Intrexon's Board of Directors approved the execution of a Services Agreement ("Services Agreement") with Third Security pursuant to which Third Security provides the Company with certain professional, legal, financial, administrative, and other support services necessary to support the Company and its CEO. As consideration for providing these services, Third Security is entitled to a fee of $800 per month to be paid in the form of fully vested shares of the Company's common stock. The number of shares of common stock is calculated based on the closing price of the Company's common stock on the 15th day of each month. The payments made by the Company under the Services Agreement constitute, in the aggregate, an award under the 2013 Plan and are subject to the terms of the 2013 Plan (Note 15). The Services Agreement has a term of one year, can be terminated by the Company at any time, and may be extended only by agreement of the parties, including approval of a majority of the independent members of Intrexon's Board of Directors. For the three and six months ended June 30, 2016, the Company issued 85,300 shares and 165,170 shares, respectively, with values of $2,143 and $4,410, respectively, to Third Security as payment for services pursuant to the Services Agreement. In addition to the foregoing Services Agreement, the Company reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf and the total expenses incurred by the Company under this arrangement was $99 and $111 for the three months ended June 30, 2016 and 2015, respectively, and $145 and $152 for the six months ended June 30, 2016 and 2015, respectively.
See also Note 15 regarding compensation arrangements between the Company and its CEO.
Transactions with ECC Parties
In addition to entities controlled by Third Security, any entity in which the Company holds equity securities, including securities received as upfront or milestone consideration, and which also are party to a collaboration with the Company are considered to be related parties.

In conjunction with the ECC with Oragenics, the Company is entitled to, at its election, purchase up to 30% of securities offerings that may be conducted by Oragenics in the future, subject to certain conditions and limitations. In connection with the Company's third ECC with Oragenics ("Oragenics ECC 3") in June 2015, the Company agreed to purchase additional common stock in a qualified financing, as defined in the agreement, during the sixteen months following the effective date of the Oragenics ECC 3 in an amount up to the lesser of (i) the amount that is the proportion of such financing equal to the Company's pro rata equity holdings in Oragenics as of the effective date and (ii) $10,000, subject to certain conditions. In June 2016, the Company purchased 2,261,419 shares of Oragenics common stock at $0.52 per share as part of a qualified financing. As of June 30, 2016, the Company's maximum commitment remaining was $8,833.
The Company recognized $23,612 and $15,239 of collaboration revenues from related parties in the three months ended June 30, 2016 and 2015, respectively, and $43,611 and $28,035 in the six months ended June 30, 2016 and 2015, respectively.
Other Related Parties
In June 2015, the Company entered into an agreement with Harvest, an investment fund sponsored by Harvest Capital Strategies, LLC, and a related party based on ownership in the fund by affiliates of Third Security. Harvest was established to invest in life science research and development opportunities that the Company offers to Harvest. These are investment proposals that are suitable for pursuit by a start-up venture, characterized by the agreement as "start-up opportunities." For such start-up opportunities, the Company provides Harvest with exclusive rights of first-look and first negotiation. For any opportunities it decides to pursue, Harvest establishes new collaboration entities which enter into an ECC with the Company in a designated field. The terms of such ECCs are negotiated between the Company and Harvest. In addition, the agreement provides the Company the right to present to Harvest the opportunity to invest in other ventures, including investment opportunities with respect to the Company's existing collaborations. Any such opportunities are presented at the Company's discretion on a non-exclusive basis. The agreement with Harvest does not limit the Company's ability to execute other collaborations and joint ventures with third parties. As consideration for providing exclusive rights of first-look and first negotiation for start-up opportunities, the Company receives a portion of the management fee collected by the fund sponsor of Harvest. These fees are included in other income in the accompanying consolidated statements of operations and totaled $613 and $1,258 for the three and six months ended June 30, 2016, respectively.
19. Net Loss per Share
The following table presents the computation of basic and diluted net loss per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Historical net loss per share:
Numerator:
Net loss attributable to Intrexon	$(49,064)	$(40,663)	$(113,493)	$(13,566)
Denominator:
Weighted average shares outstanding, basic and diluted	118,141,377	109,318,471	117,501,264	107,720,040
Net loss attributable to Intrexon per share, basic and diluted	$(0.42)	$(0.37)	$(0.97)	$(0.13)
The following potentially dilutive securities as of June 30, 2016 and 2015, have been excluded from the above computations of diluted weighted average shares outstanding for the three and six months then ended, as they would have been anti-dilutive:

	June 30,
	2016	2015
Options	11,311,525	9,503,729
Warrants	45,716	220,021
Total	11,357,241	9,723,750

20. Subsequent Events
In August 2016, the Company and affiliates of Third Security committed to participate in a financing transaction of Fibrocell Science, Inc., which provides for the issuance of up to $25,000 in convertible promissory notes and warrants to purchase common stock. The Company and affiliates of Third Security will participate based on their respective current pro rata ownership interest and the initial closing of the financing is expected to occur during the third quarter of 2016.
In July 2016, a purported shareholder derivative action captioned Basile v. Kirk et al. was filed in the Circuit Court of Fairfax County, Virginia, against certain of the Company's directors, the Company's Chief Executive Officer, and Third Security. The complaint alleges causes of action for breaches of fiduciary duty and unjust enrichment relating to the entry by the Company into the Services Agreement with Third Security. The plaintiff seeks, among other things, damages in an unspecified amount, disgorgement of improper benefits, appropriate equitable relief, and an award of attorney fees and other costs and expenses. The Board of Directors of the Company appointed a Special Litigation Committee consisting of independent directors to investigate the claims and allegations made in the derivative action and to decide on behalf of the Company whether the claims and allegations should be pursued.
In July 2016, the Company entered into a land lease agreement to commence in January 2017 to be used for its Arctic® apples. The initial term is through December 2037 and future minimum lease payments under this leasing arrangement total approximately $8,300. The Company shall have the right to terminate the lease with six months' advance written notice under certain circumstances as defined in the lease agreement.

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
In certain strategic circumstances, we may enter into a joint venture, or JV, with a third party collaborator whereby we may contribute access to our technology, cash or both into the joint venture which we will jointly control with our collaborator. Pursuant to a joint venture agreement, we may be required to contribute additional capital to the joint venture, and we may be able to receive a higher financial return than we would normally receive from an ECC to the extent that we and our collaborator are successful in developing one or more products. For a discussion of our joint ventures, see the "Notes to the Consolidated Financial Statements (Unaudited) - Note 4" appearing elsewhere in this Quarterly Report on Form 10-Q.

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
As a means to further the development of our business model, in June 2015, we entered into an agreement with Harvest Intrexon Enterprise Fund I, LP, or Harvest, an investment fund sponsored by Harvest Capital Strategies, LLC, and a related party based on ownership in the fund by affiliates of Third Security, LLC, or Third Security. Harvest was established to invest in life science research and development opportunities that we offer to Harvest. These are investment proposals that are suitable for pursuit by a start-up venture, characterized by the agreement as "start-up opportunities." For such start-up opportunities, we provide Harvest with exclusive rights of first-look and first negotiation. For any opportunities it decides to pursue, Harvest establishes new collaboration entities which enter into an ECC with us in a designated field. The terms of such ECCs are negotiated between us and Harvest.  In addition, the agreement provides us the right to present to Harvest the opportunity to invest in other ventures, including investment opportunities with respect to our existing collaborations. Any such opportunities are presented at our discretion on a non-exclusive basis. The agreement with Harvest does not limit our ability to execute other collaborations and joint ventures with third parties. As consideration for providing exclusive rights of first-look and first negotiation for start-up opportunities, we receive a portion of the management fee collected by the fund sponsor of Harvest.
Pursuant to our business model, we may receive equity in lieu of cash for technology access fees and milestones and also may participate in capital raises to allow earlier-stage collaborators to focus their resources on product development. However, when such a collaborator develops greater operational or financial resources, its shares become a financial asset within Intrexon that is independent of our operational or collaborative purposes. In June 2015, we provided our shareholders the opportunity to participate directly in the value generated by our ECC with ZIOPHARM Oncology, Inc., or ZIOPHARM, by distributing all of our common shares in ZIOPHARM to our shareholders as a special stock dividend.
Mergers, acquisitions, and technology in-licensing
We may augment our suite of proprietary technologies through mergers or acquisitions of technologies which then become available to new or existing collaborators. Among other things, we pursue technologies that we believe will be generally complementary to our existing technologies and also meet our desired return on investment and other economic criteria. In certain cases, such technologies may already be applied in the production of products or services, and in these cases, we may seek to expand the breadth or efficacy of such products or services through the use of our technologies. Other than our acquisition of all of the assets of Old EnviroFlight, as described in Note 4 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there have been no mergers, acquisitions or significant technology in-licensing activities completed in 2016. For a discussion of our 2015 mergers, acquisitions and significant technology in-licensing activities, see the "Notes to the Consolidated Financial Statements (Unaudited)" appearing elsewhere in this Quarterly Report on Form 10-Q.
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
In future periods, our revenues will depend on the number of collaborations to which we are party, the advancement and creation of programs within our collaborations and the extent to which our collaborators bring products enabled by our technologies to market. Our revenues will also depend upon our ability to maintain or improve the volume and pricing of our current product and service offerings and to develop new offerings, including those arising from our acquisitions. Our revenues will also depend upon the ability of AquaBounty Technologies, Inc., or AquaBounty, to establish successful commercialization of its AquAdvantage® Salmon products since it received regulatory approval in November 2015. Our future revenues may also include additional revenue streams we may acquire through mergers and acquisitions. In light of our limited operating history and experience in consummating new collaborations and also the limited experience with our consolidated subsidiaries, there can be no assurance as to the timing, magnitude and predictability of revenues to which we might be entitled.
Cost of products and services revenues
Cost of products and services revenues includes primarily labor and related costs, drugs and supplies used primarily in the embryo transfer and in vitro fertilization processes, livestock and feed used in production, and facility charges, including rent and depreciation.  Fluctuations in the price of livestock and feed have not had a significant impact on our operating margins and we typically do not use derivative financial instruments to mitigate the price risk.
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
The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies, the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators and licensees, or costs incurred to expand or otherwise improve our products and services for the three and six months ended June 30, 2016 and 2015. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies, specific applications of our technologies in support of current or prospective collaborators and licensees, or expanding or improving our product and services offerings. Research and development expenses for the six months ended June 30, 2015 include a $59.6 million payment in our common stock for an exclusive license to certain technologies owned by the University of Texas MD Anderson Cancer Center, or MD Anderson, to be used in the expansion and improvement of our platform technologies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Expansion or improvement of our platform technologies	$2,998	$4,015	$5,867	$68,527
Specific applications of our technologies in support of current and prospective collaborators and licensees	16,214	9,726	30,167	18,078
Expansion or improvement of our product and service offerings	4,774	2,101	8,767	3,815
Other	4,389	4,539	9,430	9,268
Total research and development expenses	$28,375	$20,381	$54,231	$99,688
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
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs, including stock-based compensation expense, for employees in executive, operational, finance, sales and marketing, information technology, legal and corporate communications functions. Other significant SG&A expenses include rent and utilities, insurance, accounting and legal services and expenses associated with obtaining and maintaining our intellectual property.
We expect that our SG&A expenses will increase as we continue to operate as a public company and expand our operations. We believe that these increases will likely include costs related to the hiring of additional personnel and increased fees for business development functions, outside consultants, lawyers and accountants, including costs to comply with corporate governance, internal controls and similar requirements applicable to public companies. Selling, general and administrative expenses may also increase as a result of ongoing operations which we might assume through mergers and acquisitions.
Other income (expense), net
We hold equity securities received and/or purchased from certain collaborators, as well as preferred stock received from another of our collaborators, ZIOPHARM, which may be converted to common stock in the future. Other than investments accounted for using the equity method discussed below, we elected the fair value option to account for our equity securities and investment in preferred stock held in these collaborators. These equity securities and preferred stock are recorded at fair value at each reporting date. Unrealized appreciation (depreciation) resulting from fair value adjustments are reported as other income (expense) in the consolidated statements of operations. As such, we bear the risk that fluctuations in the securities' share prices may significantly impact our results of operations. In June 2015, we recorded a realized gain related to the distribution of all of our common shares of ZIOPHARM to our shareholders as a special stock dividend.
Interest income consists of interest earned on our cash and cash equivalents and short-term and long-term investments.
Interest expense pertains to deferred consideration payable to the former members of Trans Ova Genetics, L.C., or Trans Ova, and long term debt.
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
Results of operations
Comparison of the three months ended June 30, 2016 and the three months ended June 30, 2015
The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
	(In thousands)
Revenues
Collaboration and licensing revenues	$27,481	$17,181	$10,300	59.9%
Product revenues	10,884	14,266	(3,382)	(23.7)%
Service revenues	13,927	13,255	672	5.1%
Other revenues	209	189	20	10.6%
Total revenues	52,501	44,891	7,610	17.0%
Operating expenses
Cost of products	10,753	11,764	(1,011)	(8.6)%
Cost of services	6,332	6,503	(171)	(2.6)%
Research and development	28,375	20,381	7,994	39.2%
Selling, general and administrative	30,263	23,673	6,590	27.8%
Total operating expenses	75,723	62,321	13,402	21.5%
Operating loss	(23,222)	(17,430)	(5,792)	33.2%
Total other expense, net	(22,347)	(20,950)	(1,397)	6.7%
Equity in loss of affiliates	(5,053)	(2,180)	(2,873)	131.8%
Loss before income taxes	(50,622)	(40,560)	(10,062)	24.8%
Income tax benefit (expense)	591	(934)	1,525	(163.28)%
Net loss	(50,031)	(41,494)	(8,537)	20.6%
Net loss attributable to noncontrolling interests	967	831	136	16.4%
Net loss attributable to Intrexon	$(49,064)	$(40,663)	$(8,401)	20.7%

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenue for the three months ended June 30, 2016 and 2015, together with the changes in those items. See Note 5 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of our collaboration and licensing revenues.

	Three Months Ended June 30,		Dollar Change
	2016	2015
	(In thousands)
ZIOPHARM Oncology, Inc.	$6,970	$5,250	$1,720
Oragenics, Inc.	507	375	132
Fibrocell Science, Inc.	1,394	1,918	(524)
Genopaver, LLC	1,637	935	702
S & I Ophthalmic, LLC	2,358	890	1,468
OvaXon, LLC	808	662	146
Intrexon Energy Partners, LLC	4,212	3,356	856
Persea Bio, LLC	331	266	65
Ares Trading S.A.	2,218	739	1,479
Thrive Agrobiotics, Inc.	450	—	450
Intrexon Energy Partners II, LLC	894	—	894
Exotech Bio, Inc.	139	—	139
Relieve Genetics, Inc.	350	—	350
Intrexon T1D Partners, LLC	310	—	310
Other	4,903	2,790	2,113
Total	$27,481	$17,181	$10,300
Collaboration and licensing revenues increased $10.3 million over the three months ended June 30, 2015 due to (i) the recognition of deferred revenue for upfront payments received from our license and collaboration agreement with Ares Trading S.A, or Ares Trading, a subsidiary of the biopharmaceutical business of Merck KGaA, which became effective in May 2015, and from other collaborations signed by us between July 1, 2015 and June 30, 2016; and (ii) increased research and development services for these collaborations and for the progression of programs or the addition of new programs with previously existing collaborators, including ZIOPHARM, Genopaver, LLC and our joint ventures with S & I Ophthalmic, LLC and Intrexon Energy Partners, LLC.
Product revenues and gross margin
Product revenues were $10.9 million for the three months ended June 30, 2016 compared to $14.3 million for the three months ended June 30, 2015, a decrease of $3.4 million, or 24 percent. The decrease in product revenues and gross margin thereon primarily relates to a decrease in the quantities of pregnant cows, livestock previously used in production and live calves sold due to lower customer demand for these products. These decreases were partially offset by an increase in the quantity of weaned calves sold due to higher customer demand.
Service revenues and gross margin
Service revenues were $13.9 million for the three months ended June 30, 2016 compared to $13.3 million for the three months ended June 30, 2015, an increase of $0.6 million, or 5 percent. The increase relates to an increase in the number of in vitro fertilization cycles performed due to higher customer demand.
Research and development expenses
Research and development expenses increased $8.0 million, or 39 percent, due primarily to increases in (i) salaries, benefits and other personnel costs for research and development employees, (ii) lab supplies and consulting expenses, and (iii) depreciation and amortization. Salaries, benefits and other personnel costs increased $2.3 million due to (i) an increase in research and development headcount to support new and expanded collaborations and (ii) costs for research and development employees assumed in our acquisition of Oxitec Limited, or Oxitec, in September 2015. Lab supplies and consulting expenses increased $3.4 million as a result of (i) the progression into the preclinical phase with certain of our collaborators, (ii) the increased level of research and development services provided to our collaborators, and (iii) costs incurred as a result of our September 2015 acquisition of Oxitec. Depreciation and amortization increased $1.9 million primarily as a result of (i) the inclusion of a full three months of depreciation and amortization on property and equipment and intangible assets acquired in our 2015 acquisitions, and (ii) amortization related to AquaBounty's intangible assets upon regulatory approval in November 2015.
Selling, general and administrative expenses
SG&A expenses increased $6.6 million, or 28 percent, over the three months ended June 30, 2015. Legal and professional expenses increased $5.8 million due to (i) consulting expenses payable in shares of our common stock pursuant to our services agreement with Third Security which we entered into in November 2015; (ii) expenses incurred to support domestic and international government affairs for regulatory and other approvals necessary to commercialize our products and services; (iii) increased legal fees incurred to defend ongoing litigation; and (iv) incremental costs incurred to support the ongoing operations of our 2015 acquisitions and other business development activities. These increases were partially offset by a decrease of $2.2 million for salaries, benefits and other personnel costs. Salaries, benefits and other personnel costs decreased primarily due to a decrease in stock compensation and other compensation expenses resulting primarily from the departure of certain officers of the Company. These decreases were partially offset by increased headcount, including a new executive officer, to support our expanding operations as well as our acquisition of Oxitec in September 2015.
Total other expense, net
Total other expense, net, was $22.3 million for the three months ended June 30, 2016 compared to $21.0 million for the three months ended June 30, 2015, an increase of $1.3 million or 7 percent. This increase was primarily attributable to market changes in our current equity securities portfolio. In 2015, we realized an $81.4 million gain on equity securities as a result of the special stock dividend of all of our common shares of ZIOPHARM to our shareholders.
Equity in net loss of affiliates
Equity in net loss of affiliates for the three months ended June 30, 2016 and 2015 includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. The $2.9 million increase is due to the addition of our new joint ventures entered into subsequent to July 1, 2015, including our investments in start-up entities backed by Harvest, as well as additional expenses incurred by our other joint ventures as their programs continue to progress.

Comparison of the six months ended June 30, 2016 and the six months ended June 30, 2015
The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Dollar Change	Percent Change
	2016	2015
	(In thousands)
Revenues
Collaboration and licensing revenues	$51,554	$31,964	$19,590	61.3%
Product revenues	19,439	23,199	(3,760)	(16.2)%
Service revenues	24,592	23,212	1,380	5.9%
Other revenues	354	365	(11)	(3.0)%
Total revenues	95,939	78,740	17,199	21.8%
Operating expenses
Cost of products	20,315	20,439	(124)	(0.6)%
Cost of services	12,004	11,865	139	1.2%
Research and development	54,231	99,688	(45,457)	(45.6)%
Selling, general and administrative	73,144	51,301	21,843	42.6%
Total operating expenses	159,694	183,293	(23,599)	(12.9)%
Operating loss	(63,755)	(104,553)	40,798	(39.0)%
Total other income (expense), net	(43,772)	94,728	(138,500)	(146.2)%
Equity in loss of affiliates	(10,696)	(4,136)	(6,560)	158.6%
Loss before income taxes	(118,223)	(13,961)	(104,262)	>200%
Income tax benefit (expense)	2,872	(1,729)	4,601	>200%
Net loss	(115,351)	(15,690)	(99,661)	>200%
Net loss attributable to noncontrolling interests	1,858	2,124	(266)	(12.5)%
Net loss attributable to Intrexon	$(113,493)	$(13,566)	$(99,927)	>200%

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenue for the six months ended June 30, 2016 and 2015, together with the changes in those items. See Note 5 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of our collaboration and licensing revenues.

	Six Months Ended June 30,		Dollar Change
	2016	2015
	(In thousands)
ZIOPHARM Oncology, Inc.	$13,951	$9,051	$4,900
Oragenics, Inc.	1,313	645	668
Fibrocell Science, Inc.	3,251	4,079	(828)
Genopaver, LLC	3,215	1,604	1,611
S & I Ophthalmic, LLC	3,544	1,645	1,899
OvaXon, LLC	1,502	1,306	196
Intrexon Energy Partners, LLC	8,200	6,166	2,034
Persea Bio, LLC	655	506	149
Ares Trading S.A.	4,623	739	3,884
Thrive Agrobiotics, Inc.	884	—	884
Intrexon Energy Partners II, LLC	1,444	—	1,444
Exotech Bio, Inc.	139	—	139
Relieve Genetics, Inc.	350	—	350
Intrexon T1D Partners, LLC	310	—	310
Other	8,173	6,223	1,950
Total	$51,554	$31,964	$19,590
Collaboration and licensing revenues increased $19.6 million over the six months ended June 30, 2015 due to (i) the recognition of deferred revenue for upfront payments received from our license and collaboration agreement with Ares Trading, which became effective in May 2015, and from other collaborations signed by us between July 1, 2015 and June 30, 2016; and (ii) increased research and development services for these collaborations and for the progression of programs or the addition of new programs with previously existing collaborators, including ZIOPHARM and Genopaver, LLC, and our joint ventures with S & I Ophthalmic, LLC and Intrexon Energy Partners, LLC.
Product revenues and gross margin
Product revenues were $19.4 million for the six months ended June 30, 2016 compared to $23.2 million for the six months ended June 30, 2015, a decrease of $3.8 million, or 16 percent. The decrease in product revenues and gross margin thereon primarily relates to a decrease in the quantities of pregnant cows, livestock previously used in production and live calves sold due to lower customer demand for these products. These decreases were partially offset by an increase in the quantity of weaned calves sold due to higher customer demand.
Service revenues and gross margin
Service revenues were $24.6 million for the six months ended June 30, 2016 compared to $23.2 million for the six months ended June 30, 2015, an increase of $1.4 million, or 6 percent. The increase relates to an increase in the number of in vitro fertilization cycles performed due to higher customer demand.
Research and development expenses
Research and development expenses declined $45.5 million, or 46 percent, due primarily to the inclusion in 2015 of a $59.6 million payment in common stock for an exclusive license to certain technologies owned by MD Anderson. This decrease was partially offset by increases in (i) salaries, benefits and other personnel costs for research and development employees, (ii) lab supplies and consulting expenses, and (iii) depreciation and amortization. Salaries, benefits and other personnel costs increased

$4.6 million due to (i) an increase in research and development headcount to support new and expanded collaborations and (ii) costs for research and development employees assumed in our acquisition of Oxitec in September 2015. Lab supplies and consulting expenses increased $6.2 million as a result of (i) the progression into the preclinical phase with certain of our collaborators, (ii) the increased level of research and development services provided to our collaborators, and (iii) costs incurred as a result of our September 2015 acquisition of Oxitec. Depreciation and amortization increased $3.8 million primarily as a result of (i) inclusion of a full period of depreciation and amortization on property and equipment and intangible assets acquired in our 2015 acquisitions and (ii) amortization related to AquaBounty's intangible assets upon regulatory approval in November 2015.
Selling, general and administrative expenses
SG&A expenses increased $21.8 million, or 43 percent, over the six months ended June 30, 2015. Salaries, benefits and other personnel costs for SG&A employees increased $3.8 million due to (i) increased headcount, including a new executive officer, to support our expanding operations; (ii) a full period of stock compensation expense for a company-wide option grant to employees in March 2015; and (iii) salaries, benefits and other personnel costs for employees assumed in our acquisition of Oxitec in September 2015. These increases were partially offset by (i) a decrease in stock compensation and other compensation expenses resulting primarily from the departure of certain officers of the Company. Legal and professional expenses increased $9.5 million primarily due to (i) consulting expenses payable in shares of our common stock pursuant to our services agreement with Third Security, LLC which we entered into in November 2015; (ii) expenses incurred to support domestic and international government affairs for regulatory and other approvals necessary to commercialize our products and services; (iii) increased legal fees for trial and post-trial activities for our litigation with XY, LLC, and to defend ongoing litigation; and (iv) incremental costs incurred to support the ongoing operations of our 2015 acquisitions and other business development activities. In 2016, we also recorded $4.2 million in litigation settlement expenses arising from the entrance of a court order in our trial with XY, LLC.
Total other income (expense), net
Total other income (expense), net, was $(43.8) million for the six months ended June 30, 2016 compared to $94.7 million for the six months ended June 30, 2015, a decrease of $138.5 million or 146 percent. This decrease was attributable to the $81.4 million realized gain recognized upon the special stock dividend of all of our shares of ZIOPHARM to our shareholders in June 2015 and the decrease in fair value of our equity securities portfolio.
Equity in net loss of affiliates
Equity in net loss of affiliates for the six months ended June 30, 2016 and 2015 includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. The $6.6 million increase is due to the addition of our new joint ventures entered into subsequent to July 1, 2015, including our investments in start-up entities backed by Harvest as well as additional expenses incurred by our other joint ventures as their programs continue to progress.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception and as of June 30, 2016, we had an accumulated deficit of $656.2 million. From our inception through June 30, 2016, we have funded our operations principally with proceeds received from private and public offerings, cash received from our collaborators and through product and service sales made directly to customers. As of June 30, 2016, we had cash and cash equivalents of $155.1 million and short-term and long-term investments of $166.1 million. Cash in excess of immediate requirements is invested primarily in money market funds and U.S. government debt securities in order to maintain liquidity and preserve capital.

Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$(16,049)	$(29,558)
Investing activities	18,624	(17,808)
Financing activities	16,886	118,389
Effect of exchange rate changes on cash and cash equivalents	(162)	410
Net increase in cash and cash equivalents	$19,299	$71,433
Cash flows from operating activities:
Net cash used in operating activities was $16.0 million for the six months ended June 30, 2016 compared to $29.6 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, we received a $10.0 million technology access fee pursuant to a new collaboration. Our net loss of $115.4 million, after deduction of significant noncash items of (i) $45.8 million of noncash unrealized losses on our equity securities, (ii) $19.8 million of stock-based compensation expense, (iii) $11.7 million of depreciation and amortization expense, (iv) $5.7 million of shares issued as payment for services, and (v) $10.7 million of equity in net loss of affiliates, was $21.7 million. Net cash used in operating activities was $29.6 million for the six months ended June 30, 2015. During the six months ended June 30, 2015, we had a net loss of $15.7 million which includes noncash items of (i) $94.8 million of unrealized appreciation and realized gains on our equity securities, (ii) $59.6 million of common stock issued to MD Anderson recorded as research and development expense, and (iii) $18.1 million of stock-based compensation expense.
Cash flows from investing activities:
Net cash provided by investing activities was $18.6 million for the six months ended June 30, 2016 compared to net cash used in investing activities of $17.8 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, we received proceeds of $42.0 million from the maturity of short-term and long-term investments. These proceeds were offset by cash outflows of $10.0 million in purchases of property, plant and equipment, $7.2 million to acquire the assets of EnviroFlight, and $5.1 million for investments in our joint ventures. During the six months ended June 30, 2015, we used $39.5 million, net of cash received, for the acquisition of ActoGeniX NV and Okanagan Specialty Fruits, Inc., $14.9 million for the purchase of equity securities and warrants of two of our collaborators, and $6.7 million for purchases of property, plant and equipment. These cash outflows were offset by $48.0 million of proceeds from the maturity of short-term and long-term investments.
Cash flows from financing activities:
Net cash provided by financing activities was $16.9 million for the six months ended June 30, 2016 compared to $118.4 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, we received $17.7 million from stock option exercises. During the six months ended June 30, 2015, we received $110.0 million of net proceeds from our public offering which closed in January 2015 and $10.4 million from stock option exercises.
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

Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commercial commitments at June 30, 2016 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases (1)	$16,232	$4,110	$6,383	$5,147	$592
Deferred consideration	15,944	9,255	6,689	—	—
Long term debt	6,036	491	893	639	4,013
Contingent consideration	3,660	1,404	2,256	—	—
	$41,872	$15,260	$16,221	$5,786	$4,605

(1)
In July 2016, we entered into a land lease agreement to commence in January 2017 to be used for its Arctic® apples. The initial term is through December 2037, and future minimum lease payments under this leasing arrangement total approximately $8.3 million and are excluded from the table above. We shall have the right to terminate the lease with six months' advance written notice under certain circumstances as defined in the lease agreement.

In addition to the obligations in the table above, as of June 30, 2016 we also have the significant contractual obligations described below.
In conjunction with the formation of our joint ventures, we committed to making future capital contributions of at least $45.0 million to the joint ventures, subject to certain conditions and limitations, of which $34.4 million is remaining as of June 30, 2016. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
We are also party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products which incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. At June 30, 2016, we had research and development commitments with third parties totaling $7.7 million that had not yet been incurred.
In June 2015, we and Oragenics, Inc., or Oragenics, entered into an ECC. In conjunction with this ECC, we agreed to purchase additional common stock in a qualified financing, as defined in the agreement, during the sixteen months following the effective date of the ECC in an amount up to the lesser of (i) the amount that is the proportion of such financing equal to our pro rata equity holdings in Oragenics as of the effective date and (ii) $10 million, subject to certain conditions. In June 2016, we participated in a qualified financing and as of June 30, 2016, the maximum commitment remaining was $8.8 million. This amount is not included in the table above due to the uncertainty of whether or not we will make this payment.
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
In conjunction with a prior transaction associated with Trans Ova's subsidiary, ViaGen, L.C., or ViaGen, in September 2012, we may be obligated to make certain future contingent payments to the former equity holders of ViaGen, up to a total of $5.0 million if certain revenue targets, as defined in the share purchase agreement, are met. This amount is not included in the table above due to the uncertainty of when we will make any of these future payments, if ever.

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
In January 2009, AquaBounty was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. Amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. AquaBounty has claimed all amounts available under the grant, resulting in total long-term debt of $2.0 million on our consolidated financial statements as of June 30, 2016. This amount is not included in the table above due to the uncertainty of the timing of repayment.
Net operating losses
As of June 30, 2016, we had net operating loss carryforwards of approximately $266.4 million for U.S. federal income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of $6.8 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022. Our direct foreign subsidiaries have foreign loss carryforwards of approximately $117.9 million, most of which do not expire.
Our past issuances of stock and mergers and acquisitions have resulted in ownership changes within the meaning of Section 382. As a result, the utilization of portions of our net operating losses may be subject to annual limitations. As of June 30, 2016, approximately $16.4 million of our net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1.5 million. As of June 30, 2016, approximately $19.1 million of domestic net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
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
There have been no material changes to our critical accounting policies from those described in "Management's discussion and analysis of financial condition and results of operations" included in our Annual report on Form 10-K for the year ended December 31, 2015, except for the addition of a new critical accounting policy as disclosed below.
Investment in Preferred Stock
We hold preferred stock received from one of our collaborators, ZIOPHARM, which may be converted to common stock upon the occurrence of certain events in the future. We elected the fair value option to account for our investment in preferred stock whereby the value of preferred stock is adjusted to fair value as of each reporting date and unrealized gains and losses are reported in the consolidated statement of operations.  This investment is subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of the preferred stock into common stock, the volatility of ZIOPHARM's common stock, and changes in general economic and financial conditions of ZIOPHARM. The investment is classified as noncurrent in the consolidated balance sheet because we do not intend to sell the investment or expect it to be converted into shares of common stock within one year.
We are entitled to a monthly dividend payable in additional shares of preferred stock.
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
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $321.2 million and $343.8 million at June 30, 2016 and December 31, 2015, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities and certificates of deposit. The primary objective of our investment activities is to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities and certificates of deposit which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Investments in publicly traded companies' common stock
We have common stock investments in several publicly traded companies that are subject to market price volatility. We have adopted the fair value method of accounting for these investments, except for our investment in AquaBounty as further described below, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income (expense), net for the period. As of June 30, 2016 and December 31, 2015, the original aggregate cost basis of these investments was $108.3 million and $107.2 million, respectively, and the market value was $39.0 million and $83.7 million, respectively. The fair value of these investments is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these companies. The fair value of these investments as of June 30, 2016 would be approximately $42.9 million and $31.2 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2015 would be approximately $92.1 million and $67.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
The common stock of AquaBounty is traded on the London Stock Exchange and as of June 30, 2016, we owned 99,114,668 shares or approximately 63 percent. The fair value of our investment in AquaBounty as of June 30, 2016 and December 31, 2015 was $32.5 million and $36.7 million, respectively. The fair value of our investment in AquaBounty as of June 30, 2016 would be approximately $35.8 million and $26.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2015 would be approximately $40.4 million and $29.4 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty.
Investment in publicly traded company's preferred stock
We have a preferred stock investment in ZIOPHARM, a publicly traded company, which may be converted to common stock upon the occurrence of certain events in the future. We have adopted the fair value method of accounting for this investment whereby the value of preferred stock is adjusted to fair value as of each reporting date. As of June 30, 2016, the original cost basis of this investment equaled the fair value, which was $120.0 million. The fair value of this investment is subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of the preferred stock into common stock, the volatility of ZIOPHARM's common stock, and changes in general economic and financial conditions of

ZIOPHARM. The fair value of this investment as of June 30, 2016 would be approximately $132.0 million and $96.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investment.
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
There has been no change in our internal control over financial reporting during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2016, two purported shareholder class action lawsuits, captioned Hoffman v. Intrexon Corporation et al. and Gibrall v. Intrexon Corporation et al., were filed in the U.S. District Court for the Northern District of California on behalf of purchasers of our common stock between May 12, 2015 and April 20, 2016 (the "Class Period"). The complaints name as defendants us and certain of our current officers (the "Defendants"). The complaints allege, among other things, that, in violation of the federal securities laws, the Defendants made materially false and/or misleading statements in the Company's periodic reports on Forms 10-K and 10-Q filed during the Class Period with respect to our business, operations and prospects. The basis for the plaintiffs' claims derived from a report published in April 2016 on the Seeking Alpha financial blog. The plaintiffs seek compensatory damages, interest and an award of reasonable attorneys' fees and costs. In July 2016, the court hearing the matters entered an order consolidating the lawsuits and appointing a lead plaintiff. We intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of these lawsuits.
In July 2016, a purported shareholder derivative action captioned Basile v. Kirk et al. was filed in the Circuit Court of Fairfax County, Virginia, against certain of our directors, our Chief Executive Officer, and Third Security. The complaint alleges causes of action for breaches of fiduciary duty and unjust enrichment relating to the entry by us into the Services Agreement with Third Security. The plaintiff seeks, among other things, damages in an unspecified amount, disgorgement of improper benefits, appropriate equitable relief, and an award of attorney fees and other costs and expenses. Our Board of Directors appointed a Special Litigation Committee consisting of independent directors to investigate the claims and allegations made in the derivative action and to decide on our behalf whether the claims and allegations should be pursued.
Item 1A. Risk Factors
As disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. There are no additional material updates or changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2015, except as follows:
We own equity interests in several of our collaborators and have exposure to the volatility and liquidity risks inherent in holding their equity.
Our collaborators may have limited capital in which case we may allow them to pay technology access fees, milestone payments or other contractual payments in shares of their common stock or other equity. As a result, we own equity interests in several of our collaborators. Owning equity in our collaborators further increases our exposure to the risks of our collaborators' businesses beyond our dependence on these collaborators to provide market and product development expertise, as well as sales, marketing and regulatory capabilities. Our equity ownership in our collaborators exposes us to volatility and the potential for negative returns. We may have restrictions on resale and/or limited markets to sell our equity ownership. In many cases, our equity position is a minority position which exposes us to further risk as we are not able to exert control over the companies in which we hold securities.
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
We own common stock of several publicly traded companies and the values of those equity interests are subject to market price volatility. We own preferred stock of a publicly traded company that may be converted to common stock in the future and the value of this equity interest is subject to fluctuation due to the uncertainties of the timing and occurrence of the defined conversion events, the volatility of the underlying common stock, and changes in general economic and financial conditions of the collaborator. For each collaborator where we own equity securities, we make an accounting policy election to present them at either the fair value at the end of each reporting period or using the cost or equity method depending on our level of influence. We have adopted the fair value method of accounting for certain of these securities, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income or expense, net for the period. As of June 30, 2016 and December 31, 2015, the aggregate original cost basis of these securities was $228.3 million and $107.2 million, respectively, and the market value was $159.0 million and $83.7 million, respectively. The fair value of these securities is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial and operational conditions of one or more collaborators.
The equity of our collaborators may not be publicly traded, and if it is traded publicly, the trading market could be limited or have low trading volume. In some cases, we could hold unregistered shares and we may not have demand registration rights with respect to those shares. We own preferred stock of a publicly traded company that may be converted, but the timing of that conversion is uncertain and may never occur. If the conversion does not occur, there is a risk that we may not be able to sell the preferred stock. We evaluate whether any discounts for trading restrictions or other basis for lack of marketability should be applied to the fair value of the securities at inception of the ECC or JV. In the event we conclude that a discount should be applied, the fair value of the securities is adjusted at inception of the ECC or JV and re-evaluated at each reporting period thereafter. In all of these instances, we have substantial liquidity risk related to these holdings, and we may not be able to sell, or sell quickly, all or part of these equity interests.
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
We use estimates in determining the fair value of certain assets and liabilities. If our estimates prove to be incorrect, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our earnings.
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows.
Fair value is estimated based on a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs are inputs that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs to valuation techniques into three broad levels whereby the highest priority is given to Level 1 inputs and the lowest to Level 3 inputs.
As a result of our ongoing and potential future business activities, the number and complexity of estimates we use in determining fair value has increased. As of June 30, 2016 and December 31, 2015, 32 percent and 30 percent of our consolidated total assets, respectively, were measured at fair value on a recurring basis, including 12 percent as of June 30, 2016 which were considered Level 3 valuations. Our largest Level 3 asset carried at fair value is our investment in preferred stock of ZIOPHARM. As of June 30, 2016 and December 31, 2015, liabilities measured at fair value on a recurring basis were not a significant portion of our total liabilities. We estimate the fair value of our assets and liabilities using assumptions that we believe are appropriate and are used by market participants. The methodology used to estimate these values is complex and uses asset- and liability-specific data and market inputs for assumptions including interest and discount rates and expected future performance and liquidity dates.
Valuations are highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. Because of the inherent unpredictability in the future performance of the investments requiring Level 3 valuations, we may be required to adjust the value of certain assets, which could adversely affect our earnings.

In evaluating our risks, readers should carefully consider these risk factors and the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
From April 1, 2016 through June 30, 2016, we consummated the following transaction involving the issuance of unregistered securities:

•
the issuance of 85,300 unregistered shares of our common stock in April, May and June 2016, as payment under the Services Agreement entered into and effective as of November 1, 2015, by and between us and Third Security as previously discussed in our Current Report on Form 8-K filed on October 30, 2015.

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
10.1*
Third Amendment to Exclusive Channel Partner Agreement by and between ZIOPHARM Oncology, Inc. and Intrexon Corporation dated as of June 29, 2016 (incorporated by reference to Exhibit 10.1 to Intrexon Corporation's Current Report on Form 8-K, filed on June 30, 2016 with the Securities and Exchange Commission).

10.2*
Amendment to Exclusive Channel Collaboration Agreement by and between ZIOPHARM Oncology, Inc. and Intrexon Corporation dated as of June 29, 2016 (incorporated by reference to Exhibit 10.2 to Intrexon Corporation's Current Report on Form 8-K, filed on June 30, 2016 with the Securities and Exchange Commission).

10.3*
Securities Issuance Agreement by and between ZIOPHARM Oncology, Inc. and Intrexon Corporation dated as of June 29, 2016 (incorporated by reference to Exhibit 10.3 to Intrexon Corporation's Current Report on Form 8-K, filed on June 30, 2016 with the Securities and Exchange Commission).

10.4
Amended and Restated Certificate of Designation (incorporated by reference to Exhibit 3.1 to ZIOPHARM Oncology, Inc.'s Current Report on Form 8-K/A, filed on July 1, 2016 with the Securities and Exchange Commission).

10.5**†	Employment Agreement, dated as of May 16, 2016, between Intrexon Corporation and Geno J. Germano.

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

101.0**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Shareholders' and Total Equity for the six months ended June 30, 2016, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.

*    Previously filed.

**	Furnished herewith.

†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intrexon Corporation
(Registrant)

Date: August 9, 2016	By:	/s/ Rick L. Sterling
Rick L. Sterling
Chief Financial Officer
(Principal Financial and Accounting Officer)