Form 10-Q
period 2016-09-30
INTREXON CORP
filed 2016-11-09
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2016, 118,575,964 shares of common stock, no par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$69,707	$135,782
Restricted cash	6,987	—
Short-term investments	166,839	102,528
Receivables
Trade, net	22,034	25,101
Related parties	16,159	23,597
Notes, net	1,505	601
Other	2,521	2,995
Inventory	21,880	26,563
Prepaid expenses and other	8,591	6,634
Total current assets	316,223	323,801
Long-term investments	44,122	105,447
Equity securities	39,432	83,653
Investment in preferred stock	123,676	—
Property, plant and equipment, net	54,429	42,739
Intangible assets, net	238,581	247,535
Goodwill	159,793	165,169
Investments in affiliates	25,847	9,977
Other assets	3,485	3,725
Total assets	$1,005,588	$982,046
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2016	December 31, 2015
Liabilities and Total Equity
Current liabilities
Accounts payable	$7,866	$4,967
Accrued compensation and benefits	11,011	19,050
Other accrued liabilities	16,353	7,949
Deferred revenue	54,937	35,366
Lines of credit	549	561
Current portion of long term debt	471	930
Current portion of deferred consideration	8,723	6,931
Related party payables	611	150
Total current liabilities	100,521	75,904
Long term debt, net of current portion	7,950	7,598
Deferred consideration, net of current portion	—	8,698
Deferred revenue, net of current portion	267,460	162,363
Deferred tax liabilities	18,060	21,802
Other long term liabilities	3,177	795
Total liabilities	397,168	277,160
Commitments and contingencies (Note 17)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 118,446,717 and 116,658,886 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	1,310,979	1,249,559
Accumulated deficit	(685,204)	(542,729)
Accumulated other comprehensive loss	(25,302)	(12,752)
Total Intrexon shareholders' equity	600,473	694,078
Noncontrolling interests	7,947	10,808
Total equity	608,420	704,886
Total liabilities and total equity	$1,005,588	$982,046
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Collaboration and licensing revenues	$30,590	$34,726	$82,144	$66,690
Product revenues	9,260	9,446	28,699	32,645
Service revenues	8,706	8,945	33,298	32,157
Other revenues	429	250	783	615
Total revenues	48,985	53,367	144,924	132,107
Operating Expenses
Cost of products	9,156	11,215	29,471	31,654
Cost of services	5,803	5,451	17,807	17,316
Research and development	29,035	21,598	83,266	121,286
Selling, general and administrative	33,812	23,019	106,956	74,320
Total operating expenses	77,806	61,283	237,500	244,576
Operating loss	(28,821)	(7,916)	(92,576)	(112,469)
Other Income (Expense), Net
Unrealized and realized appreciation (depreciation) in fair value of equity securities	412	(30,453)	(45,388)	64,392
Interest expense	(227)	(310)	(759)	(1,012)
Interest and dividend income	4,494	567	5,817	1,211
Other income (expense), net	(32)	589	1,205	530
Total other income (expense), net	4,647	(29,607)	(39,125)	65,121
Equity in net loss of affiliates	(6,255)	(2,429)	(16,951)	(6,565)
Loss before income taxes	(30,429)	(39,952)	(148,652)	(53,913)
Income tax benefit (expense)	418	923	3,290	(806)
Net loss	$(30,011)	$(39,029)	$(145,362)	$(54,719)
Net loss attributable to the noncontrolling interests	1,029	816	2,887	2,940
Net loss attributable to Intrexon	$(28,982)	$(38,213)	$(142,475)	$(51,779)
Net loss attributable to Intrexon per share, basic and diluted	$(0.24)	$(0.34)	$(1.21)	$(0.47)
Weighted average shares outstanding, basic and diluted	118,346,782	112,244,129	117,785,160	109,244,641
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
Net loss	$(30,011)	$(39,029)	$(145,362)	$(54,719)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(151)	230	588	249
Foreign currency translation adjustments	(3,495)	(3,102)	(13,167)	(5,374)
Comprehensive loss	(33,657)	(41,901)	(157,941)	(59,844)
Comprehensive loss attributable to the noncontrolling interests	1,024	778	2,916	2,874
Comprehensive loss attributable to Intrexon	$(32,633)	$(41,123)	$(155,025)	$(56,970)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2015	116,658,886	$—	$1,249,559	$(12,752)	$(542,729)	$694,078	$10,808	$704,886
Stock-based compensation expense	—	—	30,555	—	—	30,555	55	30,610
Exercises of stock options and warrants	1,322,843	—	18,180	—	—	18,180	—	18,180
Shares issued as payment for services	328,648	—	8,284	—	—	8,284	—	8,284
Shares issued in asset acquisition	136,340	—	4,401	—	—	4,401	—	4,401
Net loss	—	—	—	—	(142,475)	(142,475)	(2,887)	(145,362)
Other comprehensive loss	—	—	—	(12,550)	—	(12,550)	(29)	(12,579)
Balances at September 30, 2016	118,446,717	$—	$1,310,979	$(25,302)	$(685,204)	$600,473	$7,947	$608,420
The accompanying notes are an integral part of these consolidated financial statements

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2016	2015
Cash flows from operating activities
Net loss	$(145,362)	$(54,719)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,657	12,202
Loss on disposal of property, plant and equipment	297	519
Unrealized and realized (appreciation) depreciation on equity securities	45,388	(64,392)
Noncash dividend income	(3,676)	—
Amortization of discount/premium on investments	862	298
Equity in net loss of affiliates	16,951	6,565
Stock-based compensation expense	30,631	26,524
Shares issued as payment for services	8,284	480
Shares issued as consideration for license agreement	—	59,579
Provision for bad debts	1,609	1,562
Deferred income taxes	(2,967)	374
Other noncash items	1,259	305
Changes in operating assets and liabilities:
Restricted cash	(6,987)	—
Receivables:
Trade	2,118	(12,014)
Related parties	7,438	(11,182)
Notes	(42)	1
Other	381	6,390
Inventory	4,683	3,451
Prepaid expenses and other	(985)	(4,005)
Other assets	2,134	(3,817)
Accounts payable	2,901	(3,560)
Accrued compensation and benefits	(8,001)	5,895
Other accrued liabilities	7,771	1,323
Deferred revenue	(14,099)	52,400
Deferred consideration	(630)	(943)
Related party payables	479	(67)
Other long term liabilities	126	168
Net cash provided by (used in) operating activities	(31,780)	23,337
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2016	2015
Cash flows from investing activities
Purchases of investments	(75,246)	(181,572)
Maturities of investments	71,987	70,000
Purchases of equity securities and warrants	(2,308)	(17,080)
Acquisitions of businesses, net of cash received	—	(114,480)
Acquisition of noncontrolling interest	—	(1,566)
Investments in affiliates	(9,415)	(4,699)
Cash paid in asset acquisition	(7,244)	—
Purchases of property, plant and equipment	(20,197)	(9,841)
Proceeds from sale of property, plant and equipment	243	420
Issuances of notes receivable	(2,964)	—
Proceeds from notes receivable	—	1,500
Net cash used in investing activities	(45,144)	(257,318)
Cash flows from financing activities
Proceeds from issuance of shares in public offerings, net of issuance costs	—	328,234
Advances from lines of credit	2,308	13,719
Repayments of advances from lines of credit	(2,320)	(15,517)
Proceeds from long term debt	547	81
Payments of long term debt	(848)	(1,032)
Payments of deferred consideration	(6,705)	(6,252)
Proceeds from stock option exercises	18,180	12,208
Net cash provided by financing activities	11,162	331,441
Effect of exchange rate changes on cash and cash equivalents	(313)	507
Net increase (decrease) in cash and cash equivalents	(66,075)	97,967
Cash and cash equivalents
Beginning of period	135,782	27,466
End of period	$69,707	$125,433
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$875	$1,119
Cash paid during the period for income taxes	—	1,165
Significant noncash financing and investing activities
Note receivable as consideration for collaboration agreement	$—	$5,000
Stock received as consideration for collaboration agreements	18,766	4,667
Preferred stock received as consideration for collaboration amendments	120,000	—
Stock issued in business combinations	—	126,863
Stock issued to acquire noncontrolling interest	—	9,412
Stock issued in asset acquisition	4,401	—
Contingent consideration assumed in asset acquisition	3,660	—
Noncash dividend to shareholders	—	172,419
Deferred consideration payable related to acquisition	—	11,440
Purchases of equipment included in accounts payable and other accrued liabilities	926	533
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
As of September 30, 2016, Intrexon owned approximately 63% of AquaBounty Technologies, Inc. ("AquaBounty"), a company focused on improving productivity in commercial aquaculture, and approximately 51% of Biological & Popular Culture, Inc. ("BioPop"), a company developing artwork, children's toys and novelty goods that are derived from living organisms or enabled by synthetic biology.
Intrexon Corporation and its consolidated subsidiaries are hereinafter referred to as the "Company."
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of September 30, 2016 and results of operations and cash flows for the interim periods ended September 30, 2016 and 2015. The year-end consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2016, or for any other future annual or interim period. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
The accompanying consolidated financial statements reflect the operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Restricted Cash
Restricted cash represents funds deposited with the U.S. Treasury, as required by a court decision resulting from litigation against Trans Ova (Note 17).

Investment in Preferred Stock
The Company holds preferred stock received from one of its collaborators, ZIOPHARM Oncology, Inc. ("ZIOPHARM"), which may be converted to common stock upon the occurrence of certain events in the future (Note 7). The Company elected the fair value option to account for its investment in preferred stock whereby the value of preferred stock is adjusted to fair value as of each reporting date and unrealized gains and losses are reported in the consolidated statement of operations. This investment is subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of the preferred stock into common stock, the volatility of ZIOPHARM's common stock, and changes in general economic and financial conditions of ZIOPHARM. The investment is classified as noncurrent in the consolidated balance sheet since the Company does not intend to sell the investment nor expect it to be converted into shares of common stock within one year.
Until such time as the Company converts the instrument into common stock, the Company is entitled to a monthly dividend payable in additional shares of preferred stock and records dividend income based on the fair value of the preferred shares.
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
The Company determined that it had significant influence over Oragenics, Inc. ("Oragenics"), one of its collaborators, as of September 30, 2016 and December 31, 2015, based on its ownership interest and other qualitative factors. The Company accounts for its investment in Oragenics using the fair value option.
The fair value of the Company's equity securities of Oragenics was $6,171 and $16,601 as of September 30, 2016 and December 31, 2015, respectively, and is included as equity securities in the accompanying consolidated balance sheets. The Company's ownership percentage of Oragenics was 29.5% and 30.7% at September 30, 2016 and December 31, 2015, respectively. Unrealized appreciation (depreciation) in the fair value of these securities was $(455) and $2,404 for the three months ended September 30, 2016 and 2015, respectively, and $(11,597) and $6,283 for the nine months ended September 30, 2016 and 2015, respectively.
Summarized unaudited financial data as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015, for the Company's equity method investments are shown in the following tables. Summarized unaudited financial data for ZIOPHARM has been included through June 30, 2015 for the nine months ended September 30, 2015 as the Company determined it had significant influence over ZIOPHARM until the Company distributed its investment in ZIOPHARM to shareholders in June 2015.

	September 30, 2016	December 31, 2015
Current assets	$81,049	$28,123
Non-current assets	10,992	1,539
Total assets	92,041	29,662
Current liabilities	8,325	6,274
Net assets	$83,716	$23,388

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$65	$330	$394	$1,480
Operating expenses	18,363	8,687	50,406	118,180
Operating loss	(18,298)	(8,357)	(50,012)	(116,700)
Other	75	(34)	1,502	(31)
Net loss	$(18,223)	$(8,391)	$(48,510)	$(116,731)

Variable Interest Entities
As of September 30, 2016 and December 31, 2015, the Company determined that certain of its collaborators and joint ventures as well as Harvest were variable interest entities ("VIE" or "VIEs"). The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. The Company's aggregate investment balances of these VIEs as of September 30, 2016 and December 31, 2015 was $145,786 and $3,598, respectively, which represents the Company's maximum risk of loss related to the identified VIEs.
Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period using the treasury-stock method. For purposes of the diluted net loss per share calculation, stock options and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same for all periods presented.
Segment Information
While the Company generates revenues from multiple sources, including collaboration agreements, licensing, and products and services associated with bovine reproduction, management is organized around a singular research and development focus to further the development of the Company's underlying synthetic biology technologies. Accordingly, the Company has determined that it operates in one segment. As of September 30, 2016 and December 31, 2015, the Company had $11,331 and $3,877, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $3,502 and $1,183 for the three months ended September 30, 2016 and 2015, respectively, and $8,678 and $3,446 for the nine months ended September 30, 2016 and 2015, respectively.
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
Recently Issued Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The provisions of ASU 2016-15 address eight specific cash flow issues and how those certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted, and is effective for the Company for the year ending December 31, 2018. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The provisions of ASU 2016-09 simplify various aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption permitted, and is effective for the Company for the year ending December 31, 2017. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
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

3. Mergers and Acquisitions
Oxitec Acquisition
In September 2015, pursuant to a Stock Purchase Agreement (the "Oxitec Purchase Agreement"), the Company acquired 100% of the issued outstanding share capital of Oxitec. The aggregated consideration paid consisted of (i) 1,359,343 shares of the Company's common stock (the "Stock Consideration") and (ii) $90,199 in cash (the "Cash Consideration"), inclusive of net cash and working capital adjustments, as defined in the Oxitec Purchase Agreement, totaling $9,449. Stock Consideration totaling 480,422 shares and Cash Consideration totaling $1,991 were withheld as escrow at closing and are issuable and payable, respectively, eighteen months after closing, subject to reduction for satisfaction of any claims for indemnification made by the Company under the Oxitec Purchase Agreement. Cash Consideration withheld is included in deferred consideration as of September 30, 2016. The results of Oxitec's operations subsequent to the acquisition date have been included in the consolidated financial statements.
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
The Company incurred $1,675 of acquisition-related costs, of which $1,644 are included in selling, general and administrative expenses in the accompanying consolidated statements of operations for three and nine months ended September 30, 2015.

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
The Company incurred $341 of acquisition-related costs, of which $267 are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2015.
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

Unaudited Condensed Pro Forma Financial Information
The results of operations of the 2015 acquisitions discussed above are included in the consolidated statements of operations beginning on the day after their respective acquisition dates. The following unaudited condensed pro forma financial information for the three and nine months ended September 30, 2015 is presented as if the acquisitions had been consummated on January 1, 2014:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	Pro Forma
Revenues	$53,754	$133,060
Loss before income taxes	(43,979)	(66,686)
Net loss	(43,057)	(66,319)
Net loss attributable to the noncontrolling interests	816	2,940
Net loss attributable to Intrexon	(42,241)	(63,379)
4. Investments in Joint Ventures
Intrexon T1D Partners
In March 2016, the Company and certain investors (the "T1D Investors"), including affiliates of Third Security, LLC ("Third Security"), entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon T1D Partners, LLC ("Intrexon T1D Partners"), a joint venture formed to utilize the Company's proprietary ActoBiotics platform to develop and commercialize products to treat type 1 diabetes. The Company also entered into an ECC with Intrexon T1D Partners which provides the exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $10,000 while retaining a 50% membership interest in Intrexon T1D Partners. The T1D Investors made initial capital contributions, totaling $10,000 in the aggregate, in exchange for pro rata membership interests in Intrexon T1D Partners totaling 50%. Intrexon has committed to make capital contributions of up to $5,000, and the T1D Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon T1D Partners, have committed to make additional capital contributions of up to $5,000, at the request of Intrexon T1D Partners' board of managers (the "Intrexon T1D Partners Board") and subject to certain limitations. As of September 30, 2016, the Company's remaining commitment was $3,650. Intrexon T1D Partners is governed by the Intrexon T1D Partners Board, which has five members. Two members of the Intrexon T1D Partners Board are designated by the Company and three members are designated by a majority of the T1D Investors. The Company and the T1D Investors have the right, but not the obligation, to make additional capital contributions above these limits when and if solicited by the Intrexon T1D Partners Board.
The Company's investment in Intrexon T1D Partners was $1,078 as of September 30, 2016 and is included in investments in affiliates in the accompanying consolidated balance sheet.
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

The Company determined that its investment in New EnviroFlight should be accounted for using the equity method of accounting. The Company recorded an estimated fair value of $5,425 for its investment in New EnviroFlight and $9,880 for the retained developed technology intangible asset. The developed technology will be amortized over a period of twenty-one years. The contingent consideration liability payable to the members of Old EnviroFlight is considered a freestanding financial instrument in accordance with ASC 480, Distinguishing Liabilities and Equity, and will be recorded at fair value each reporting period. The value of this liability was estimated at $3,839 as of September 30, 2016. New EnviroFlight met a regulatory milestone, as defined in the asset purchase agreement, and the members of Old EnviroFlight received a portion of the contingent consideration consisting of 59,337 shares of the Company's common stock valued at $1,583 in October 2016. The members of Old EnviroFlight may receive up to $4,000 of additional shares of the Company's common stock if certain commercial milestones are met prior to February 2019.
The Company's investment in New EnviroFlight was $4,611 as of September 30, 2016 and is included in investments in affiliates in the accompanying consolidated balance sheet.
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
The Company's investment in Intrexon Energy Partners II was $1,591 and $2,000 as of September 30, 2016 and December 31, 2015, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
Intrexon Energy Partners
In March 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), a joint venture formed to optimize and scale-up the Company's gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Intrexon has committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of September 30, 2016, the Company's remaining commitment was $12,367. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(627) and $(1,270) as of September 30, 2016 and December 31, 2015, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.

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
The Company's investment in OvaXon was $435 and $(144) as of September 30, 2016 and December 31, 2015, respectively, and is included in investments in affiliates and other accrued liabilities, respectively, in the accompanying consolidated balance sheets.
S & I Ophthalmic
In September 2013, the Company entered into a Limited Liability Company Agreement ("Sun LLC Agreement") with Caraco Pharmaceutical Laboratories, Ltd. ("Sun Pharmaceutical Subsidiary"), an indirect subsidiary of Sun Pharmaceutical Industries Ltd. ("Sun Pharmaceutical"), an international specialty pharmaceutical company focused on chronic diseases, to form S & I Ophthalmic, LLC ("S & I Ophthalmic"). The Sun LLC Agreement governs the affairs and the conduct of business of S & I Ophthalmic. S & I Ophthalmic leverages experience and technology from both the Company and Sun Pharmaceutical. Both the Company and Sun Pharmaceutical Subsidiary made an initial capital contribution of $5,000 in October 2013 for a 50% membership interest in S & I Ophthalmic. S & I Ophthalmic is governed by a board of managers ("S & I Ophthalmic Board") which has four members, two each from the Company and Sun Pharmaceutical Subsidiary. In cases in which the S & I Ophthalmic Board determines that additional capital contributions are necessary in order for S & I Ophthalmic to conduct business and comply with its obligations, each of the Company and Sun Pharmaceutical Subsidiary has committed to making additional capital contributions to S & I Ophthalmic subject to certain limits defined in the agreement. Each has the right, but not the obligation, to make additional capital contributions above the defined limits when and if solicited by the S & I Ophthalmic Board. In 2015, both the Company and Sun Pharmaceutical Subsidiary made subsequent capital contributions of $5,000.
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
The Company's investment in S & I Ophthalmic was $3,737 and $6,379 as of September 30, 2016 and December 31, 2015, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.

5. Collaboration and Licensing Revenue
The Company generates revenue through contractual agreements with collaborators (known as exclusive channel collaborations, "ECC" or "ECCs") and licensing agreements whereby the collaborators or the licensees obtain exclusive access to the Company's proprietary technologies for use in the research, development and commercialization of products and/or treatments in a contractually specified field of use. Upfront and milestone payments are typically deferred and recognized over the expected life of the Company's technology platform using a straight-line approach. The Company recognizes the reimbursement payments received for research and development services in the period in which the services are performed and collection is reasonably assured. The following tables summarize the amounts recorded as revenue in the consolidated statements of operations for each significant collaboration or licensing agreement for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$4,843	$5,586	$10,429
Oragenics, Inc.	262	294	556
Fibrocell Science, Inc.	604	563	1,167
Genopaver, LLC	68	1,625	1,693
S & I Ophthalmic, LLC	—	2,782	2,782
OvaXon, LLC	—	709	709
Intrexon Energy Partners, LLC	625	4,230	4,855
Persea Bio, LLC	125	208	333
Ares Trading S.A.	1,597	719	2,316
Thrive Agrobiotics, Inc.	46	379	425
Intrexon Energy Partners II, LLC	500	372	872
Exotech Bio, Inc.	139	82	221
Relieve Genetics, Inc.	120	342	462
Intrexon T1D Partners, LLC	276	511	787
AD Skincare, Inc.	120	65	185
Other	895	1,903	2,798
Total	$10,220	$20,370	$30,590

	Three Months Ended September 30, 2015
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$645	$4,006	$4,651
Oragenics, Inc.	4,868	332	5,200
Fibrocell Science, Inc.	4,823	1,317	6,140
Genopaver, LLC	68	993	1,061
S & I Ophthalmic, LLC	—	1,193	1,193
OvaXon, LLC	—	549	549
Intrexon Energy Partners, LLC	625	3,185	3,810
Persea Bio, LLC	125	297	422
Ares Trading S.A.	1,597	260	1,857
Other	7,841	2,002	9,843
Total	$20,592	$14,134	$34,726

	Nine Months Ended September 30, 2016
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$6,687	$17,693	$24,380
Oragenics, Inc.	786	1,083	1,869
Fibrocell Science, Inc.	1,814	2,604	4,418
Genopaver, LLC	205	4,703	4,908
S & I Ophthalmic, LLC	—	6,326	6,326
OvaXon, LLC	—	2,211	2,211
Intrexon Energy Partners, LLC	1,875	11,180	13,055
Persea Bio, LLC	375	613	988
Ares Trading S.A.	4,791	2,148	6,939
Thrive Agrobiotics, Inc.	138	1,171	1,309
Intrexon Energy Partners II, LLC	1,500	816	2,316
Exotech Bio, Inc.	278	82	360
Relieve Genetics, Inc.	240	572	812
Intrexon T1D Partners, LLC	554	543	1,097
AD Skincare, Inc.	120	65	185
Other	4,684	6,287	10,971
Total	$24,047	$58,097	$82,144

	Nine Months Ended September 30, 2015
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$1,933	$11,769	$13,702
Oragenics, Inc.	5,437	408	5,845
Fibrocell Science, Inc.	5,719	4,500	10,219
Genopaver, LLC	205	2,460	2,665
S & I Ophthalmic, LLC	—	2,838	2,838
OvaXon, LLC	—	1,855	1,855
Intrexon Energy Partners, LLC	1,875	8,101	9,976
Persea Bio, LLC	375	553	928
Ares Trading S.A.	2,336	260	2,596
Other	9,446	6,620	16,066
Total	$27,326	$39,364	$66,690
Except for the agreements discussed below, there have been no significant changes to arrangements with our collaborators and licensees in the nine months ended September 30, 2016. See Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for additional details of the Company's existing collaboration and licensing agreements.
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

Genten Therapeutics Collaboration
In September 2016, the Company entered into an ECC with Genten Therapeutics, Inc. ("Genten Therapeutics"), an affiliate of Harvest and a related party. Genten Therapeutics was formed for the purpose of entering into the ECC and developing and commercializing products using the Company's technology for expression of gluten peptides, alone or in combination with immunomodulatory cytokines, to reestablish immune tolerance for patients with celiac disease. Upon execution of the ECC, the Company received a technology access fee in the form of a $1,500 cash payment and equity in Genten Therapeutics valued at $3,000 as upfront consideration. The Company is entitled to receive additional equity interests in Genten Therapeutics upon the first instance of the achievement of a certain non-substantive development milestone. The Company is also entitled to up to $82,000 of potential payments for substantive and non-substantive development and commercial milestones for each product developed under the ECC. The Company receives reimbursement payments for research and development services provided pursuant to the ECC. Genten Therapeutics will pay the Company royalties as a percentage in the lower double-digits on the quarterly net sales of products developed under the ECC, as defined in the agreement. Genten Therapeutics is responsible for the development and commercialization of the product candidates. The term of the ECC commenced in September 2016 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Genten Therapeutics upon 90 days written notice to the Company.
CRS Bio Collaboration
In September 2016, the Company entered into an ECC with CRS Bio, Inc. ("CRS Bio"), an affiliate of Harvest and a related party. CRS Bio was formed for the purpose of entering into the ECC and developing and commercializing products through targeted delivery of antibodies for treatment of chronic rhinosinusitis with and without nasal polyps, by utilizing the Company's technology to block inflammatory mediators in the nasal passage, leading to improved breathing and, importantly, patients' quality of life. Upon execution of the ECC, the Company received a technology access fee in the form of equity in CRS Bio valued at $2,100. The Company is entitled to receive additional equity interests in CRS Bio upon the first instance of the achievement of a certain non-substantive development milestone. The Company is also entitled to up to $75,000 of potential payments for substantive and non-substantive development and commercial milestones for each product developed under the ECC. The Company receives reimbursement payments for research and development services provided pursuant to the ECC. CRS Bio will pay the Company royalties as a percentage in the lower double-digits on the quarterly net sales of products developed under the ECC, as defined in the agreement. CRS Bio is responsible for the development and commercialization of the product candidates. The term of the ECC commenced in September 2016 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by CRS Bio upon 90 days written notice to the Company.
Deferred Revenue
Deferred revenue primarily consists of consideration received for upfront and milestone payments in connection with the Company's collaborations and licensing agreements, prepayments for research and development services performed for collaborators and licensees, and prepayments for product and service revenues. Deferred revenue consists of the following:

	September 30, 2016	December 31, 2015
Upfront and milestone payments	$309,126	$181,331
Prepaid research and development services	7,057	10,938
Prepaid product and service revenues	5,594	4,759
Other	620	701
Total	$322,397	$197,729
Current portion of deferred revenue	$54,937	$35,366
Long-term portion of deferred revenue	267,460	162,363
Total	$322,397	$197,729

The following table summarizes the remaining balance of deferred revenue associated with upfront and milestone payments for each significant collaboration and licensing agreement:

	September 30, 2016	December 31, 2015
ZIOPHARM Oncology, Inc.	$143,651	$30,338
Oragenics, Inc.	8,027	8,813
Fibrocell Science, Inc.	19,631	21,445
Genopaver, LLC	2,045	2,250
Intrexon Energy Partners, LLC	18,750	20,625
Persea Bio, LLC	4,125	4,500
Ares Trading S.A.	48,776	53,567
Thrive Agrobiotics, Inc.	1,483	1,621
Intrexon Energy Partners II, LLC	16,333	17,833
Exotech Bio, Inc.	4,722	—
Relieve Genetics, Inc.	4,093	—
Intrexon T1D Partners, LLC	9,383	—
AD Skincare, Inc.	4,213	—
Genten Therapeutics, Inc.	4,523	—
CRS Bio, Inc.	2,111	—
Other	17,260	20,339
Total	$309,126	$181,331
6. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of September 30, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$210,620	$79	$(10)	$210,689
Certificates of deposit	272	—	—	272
Total	$210,892	$79	$(10)	$210,961
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

The estimated fair value of available-for-sale investments classified by their contractual maturities as of September 30, 2016 was:

Due within one year	$166,839
After one year through two years	44,122
Total	$210,961
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company's investments were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and have been in a loss position for less than 12 months.
As of September 30, 2016 and December 31, 2015, the Company did not consider any of its investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company's ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.
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
The Company elected the fair value option to account for its investment in ZIOPHARM preferred stock (the "investment in preferred stock"). The investment in preferred stock is categorized as Level 3 as there are significant unobservable inputs and the Preferred Shares are not traded on a public exchange. The fair value of the investment in preferred stock was estimated using a probability-weighted expected return ("PWERM") model. The key inputs used in the PWERM model were (i) estimating the future returns for conversion of the Preferred Shares for both product approval and a change in control of

ZIOPHARM (the "conversion events") using market data of the change in value for guideline companies as a result of these conversion events; (ii) estimating the expected date and likelihood of each conversion event; and (iii) discounting these estimated future returns using a discount rate for the Preferred Shares considering industry debt issuances originated by public funds and venture capital rates of return. There have been no significant changes in the fair value of the Preferred Shares during the three months ended September 30, 2016. A significant change in unobservable inputs discussed above could result in a significant impact to the fair value of the Company's investment in preferred stock. The fair value of the Company's investment in preferred stock, including additional Preferred Shares received as dividends, is $123,676 as of September 30, 2016. During the three and nine months ended September 30, 2016, the Company received 3,063 shares of additional Preferred Shares and recognized $3,676 of dividend income in the accompanying consolidated statements of operations. The only change in the Level 3 investment during the three months ended September 30, 2016 was this receipt of additional Preferred Shares arising from the dividend.
8. Fair Value Measurements
The carrying amount of cash and cash equivalents, restricted cash, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at September 30, 2016:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2016
Assets
U.S. government debt securities	$—	$210,689	$—	$210,689
Equity securities	31,245	8,187	—	39,432
Preferred stock	—	—	123,676	123,676
Other	—	2,296	—	2,296
Total	$31,245	$221,172	$123,676	$376,093
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
There were no transfers between levels of the fair value hierarchy in the nine months ended September 30, 2016.

The carrying values of the Company's long term debt approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. Significant financial liabilities measured on a recurring basis were $3,839 at September 30, 2016. The Company accounted for the contingent consideration liability to the members of Old EnviroFlight by recording its fair value as a liability on the date of the asset acquisition (Note 4) whereby the regulatory and commercial milestones were valued using a probability-weighted discounted cash flow model using discount rates reflecting the time value of money and additional risk inherent in meeting the milestones. These fair value measurements were based on significant inputs not observable in the market and thus represented a Level 3 measurement. The contingent consideration liability is remeasured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. The fair value of this liability increased $179 during the three months ended September 30, 2016 (Note 4). Financial liabilities measured on a recurring basis were not significant at December 31, 2015.
9. Inventory
Inventory consists of the following:

	September 30, 2016	December 31, 2015
Supplies, semen and embryos	$1,278	$1,402
Work in process	5,831	6,290
Livestock	12,588	16,907
Feed	2,183	1,964
Total inventory	$21,880	$26,563
10. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	September 30, 2016	December 31, 2015
Land and land improvements	$11,276	$9,119
Buildings and building improvements	7,965	7,520
Furniture and fixtures	1,234	1,283
Equipment	41,343	36,016
Leasehold improvements	10,479	6,888
Computer hardware and software	6,912	5,960
Construction and other assets in progress	7,523	2,193
	86,732	68,979
Less: Accumulated depreciation and amortization	(32,303)	(26,240)
Property, plant and equipment, net	$54,429	$42,739
Depreciation expense was $2,332 and $1,987 for the three months ended September 30, 2016 and 2015, respectively, and $6,769 and $5,768 for the nine months ended September 30, 2016 and 2015, respectively.
11. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 are as follows:

Balance at December 31, 2015	$165,169
Foreign currency translation adjustments	(5,376)
Balance at September 30, 2016	$159,793
No goodwill or accumulated impairment losses existed as of September 30, 2016 and December 31, 2015.

Intangible assets consist of the following at September 30, 2016:

	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents, related technologies and know-how	15.3	$170,520	$(26,596)	$143,924
Customer relationships	6.5	10,700	(4,189)	6,511
Trademarks	9.3	6,800	(1,598)	5,202
Covenant not to compete	2.0	395	(312)	83
In-process research and development		82,861	—	82,861
Total		$271,276	$(32,695)	$238,581
Intangible assets consist of the following at December 31, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, related technologies and know-how	$157,411	$(17,775)	$139,636
Customer relationships	10,700	(2,739)	7,961
Trademarks	6,800	(1,018)	5,782
Covenant not to compete	384	(160)	224
In-process research and development	93,932	—	93,932
Total	$269,227	$(21,692)	$247,535
The balance of in-process research and development as of September 30, 2016 primarily includes the in-process research and development acquired in the Company's Oxitec acquisition and amortization will begin once certain regulatory approvals have been obtained.
Amortization expense was $3,651 and $2,857 for the three months ended September 30, 2016 and 2015, respectively, and $10,888 and $6,434 for the nine months ended September 30, 2016 and 2015, respectively.
12. Lines of Credit and Long Term Debt
Lines of Credit
Trans Ova has a $6,000 revolving line of credit with First National Bank of Omaha which matures on May 1, 2017. The line of credit bears interest at the greater of 2.95% above the London Interbank Offered Rate or 3.00% and, and the actual rate was 3.48% at September 30, 2016. As of September 30, 2016, there were no amounts outstanding. The amount available under the line of credit is based on eligible accounts receivable and inventory up to the maximum principal amount. The line of credit is collateralized by certain of Trans Ova's assets and contains certain restricted covenants that include maintaining minimum tangible net worth, maximum allowable annual capital expenditures and working capital. Trans Ova was in compliance with these covenants as of September 30, 2016.
Exemplar has a $700 revolving line of credit with American State Bank which matures on October 30, 2017. The line of credit bears interest at 4.50% per annum. As of September 30, 2016, there was an outstanding balance of $549.

Long Term Debt
Long term debt consists of the following:

	September 30, 2016	December 31, 2015
Notes payable	$5,769	$6,477
Royalty-based financing	2,003	1,807
Other	649	244
Long term debt	8,421	8,528
Less current portion	471	930
Long term debt, less current portion	$7,950	$7,598
Trans Ova has a note payable to American State Bank which matures in April 2033 and has an outstanding principal balance of $5,338 as of September 30, 2016. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by certain of Trans Ova's real estate and non-real estate assets.
Exemplar has notes payable with outstanding principal balances totaling $431 as of September 30, 2016. Exemplar pays monthly installments ranging from $1 to $4 with interest rates ranging from 0% to 3.00%. These notes mature from September 2018 to May 2020 and are collateralized by certain of Exemplar's real estate or letters of credit of certain of its members.

In August 2016, AquaBounty obtained a loan from Finance PEI ("FPEI"), a Canadian government-owned corporation. As of September 30, 2016 there was an outstanding balance of $543. AquaBounty pays monthly installments of $4, which includes interest of 4.00%, with a balloon payment due in July 2021.  The loan is collateralized by certain of AquaBounty's assets.
AquaBounty has a royalty-based financing grant from the Atlantic Canada Opportunities Agency ("ACOA"), a Canadian government agency, to provide funding of a research and development project. The total amount available under the award was $2,185, which AquaBounty claimed over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. As of the acquisition date in March 2013, AquaBounty had claimed $1,952 of the available funds and this amount was recorded at its acquisition date fair value of $1,107. The Company accretes the difference of $845 between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date, AquaBounty has claimed the remaining balance available under the grant, resulting in total long term debt of $2,003 as of September 30, 2016.
Future maturities of long term debt are as follows:

2016	$168
2017	404
2018	549
2019	364
2020	335
2021	774
Thereafter	3,824
Total	$6,418
The AquaBounty royalty-based financing grant is not included in the table above due to the uncertainty of the timing of repayment.
13. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company's annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. For the three and nine months ended September 30, 2016, the Company had U.S. taxable income of approximately $8,334 and U.S. taxable loss of approximately $9,346, respectively, for which no income tax benefit was recognized. For the three and nine months ended September 30, 2016, the Company recognized $110 and $323 of current foreign income tax benefit, respectively. For the three months ended September 30, 2015, the Company had U.S. taxable loss of approximately $15,865, which resulted in an income tax benefit of $318. For the nine months ended September 30, 2015, the Company had U.S. taxable income of approximately $22,935, which resulted in $459 of current income tax expense due to the corporate alternative minimum tax. For the three and nine months ended September 30, 2015, the Company recognized $27 of current foreign income tax benefit. For the three and nine months ended September 30, 2016, the Company recorded deferred tax benefit of $308 and $2,967, respectively. For the three and nine months ended September 30, 2015, the Company recorded deferred tax benefit of $578 and deferred tax expense of $374, respectively. The Company's net deferred tax assets, excluding certain deferred tax liabilities totaling $18,060, are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's losses and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
At September 30, 2016, the Company has loss carryforwards for U.S. federal income tax purposes of approximately $257,700 available to offset future taxable income and federal and state research and development tax credits of approximately $7,060, prior to consideration of annual limitations that may be imposed under Section 382. These carryforwards will begin to expire in 2022. Of these loss carryforwards, approximately $54,400 relates to benefits from stock compensation deductions that will be recorded as a component of paid-in capital when realized. The Company's direct foreign subsidiaries have foreign loss carryforwards of approximately $120,600, most of which do not expire.
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
Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	September 30, 2016	December 31, 2015
Unrealized gain (loss) on investments	$69	$(519)
Foreign currency translation adjustments	(25,371)	(12,233)
Total accumulated other comprehensive loss	$(25,302)	$(12,752)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of products	$21	$21	$61	$76
Cost of services	68	98	206	301
Research and development	2,236	2,234	6,979	6,141
Selling, general and administrative	8,467	6,032	23,385	20,006
Total	$10,792	$8,385	$30,631	$26,524
Intrexon Stock Option Plans
In April 2008, Intrexon adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Intrexon's Board of Directors may grant share based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of September 30, 2016, there were 570,977 stock options outstanding under the 2008 Plan.
Intrexon adopted the 2013 Plan for employees and nonemployees pursuant to which Intrexon's Board of Directors may grant share based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors and nonemployee directors. The 2013 Plan became effective upon the closing of the Company's initial public offering in August 2013, and as of September 30, 2016, there were 16,000,000 shares authorized for issuance under the 2013 Plan, of which 10,532,430 stock options were outstanding and 3,982,064 shares were available for grant.
As of September 30, 2016, an additional 1,000,000 options were issued and outstanding outside the 2008 Plan and 2013 Plan. These options were awarded as an inducement grant to an executive officer in accordance with New York Stock Exchange Rule 303A.08 and are generally subject to the same terms and conditions as awards granted under the 2013 Plan.
Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2015	11,043,528	$32.66	8.49
Granted	4,384,860	29.42
Exercised	(1,162,843)	(15.63)
Forfeited	(2,127,334)	(43.29)
Expired	(34,804)	(35.76)
Balances at September 30, 2016	12,103,407	31.24	8.50
Exercisable at September 30, 2016	3,369,252	27.99	7.25
Vested and Expected to Vest at September 30, 2016(1)	10,177,058	30.99	8.37

(1)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.
Total unrecognized compensation costs related to unvested awards at September 30, 2016 and December 31, 2015 were $106,649 and $113,655, respectively, and are expected to be recognized over a weighted-average period of approximately three years.

Intrexon currently uses authorized and unissued shares to satisfy share award exercises.
In October 2015, the Compensation Committee and the independent members of Intrexon's Board of Directors approved a compensation arrangement whereby the Company's Chief Executive Officer ("CEO") would receive a monthly salary. Previously, the CEO did not receive compensation for his services as an employee of the Company other than through his participation in the Company's Annual Executive Incentive Plan which became effective January 1, 2015. Pursuant to the compensation agreement, the CEO receives a base salary of $200 per month payable in fully vested shares of Intrexon common stock with such shares subject to a three-year lock-up on resale. The monthly number of shares of common stock is calculated based on the closing price on the last trading day of each month and the shares are issued pursuant to the terms of a Restricted Stock Unit Agreement (the "RSU Agreement") which was executed between Intrexon and the CEO pursuant to the terms of the 2013 Plan. The RSU Agreement became effective in November 2015, has an initial term of 12 months, and is renewable annually at the discretion of Intrexon's Board of Directors. In October 2016, the independent members of Intrexon's Board of Directors, with the recommendation of the Compensation Committee of the Board of Directors, approved a new Restricted Stock Unit Agreement for the CEO providing for a term of two months. The new RSU Agreement, which will expire on December 31, 2016, provides for the same monthly salary payable in fully vested shares of common stock pursuant to the same terms as the original RSU Agreement. The fair value of the shares issued as compensation for services is included in selling, general and administrative expenses in the Company's consolidated statements of operations and totaled $463 and $1,397 for the three and nine months ended September 30, 2016, respectively.
Other Plans
As of September 30, 2016, there were 5,567,000 options, which are exercisable into shares of AquaBounty common stock, outstanding under the AquaBounty 2006 Equity Incentive Plan ("AquaBounty 2006 Plan") at a weighted average exercise price of $0.26 per share of which 5,321,598 were exercisable. As of December 31, 2015, there were 5,382,000 options outstanding under the AquaBounty 2006 Plan at a weighted average exercise price of $0.26 per share of which 4,320,333 were exercisable.
In March 2016, AquaBounty's Board of Directors adopted the AquaBounty 2016 Equity Incentive Plan ("AquaBounty 2016 Plan") to replace the AquaBounty 2006 Plan.  The AquaBounty 2016 Plan provides for the issuance of incentive stock options, non-qualified stock options and awards of restricted and direct stock purchases to directors, officers, employees and consultants of AquaBounty.  The AquaBounty 2016 Plan was approved by AquaBounty's shareholders at its annual meeting in April 2016. Upon the effectiveness of the AquaBounty 2016 Plan, no new awards may be granted under the AquaBounty 2006 Plan. As of September 30, 2016, there were no options outstanding under the AquaBounty 2016 Plan.
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

17. Commitments and Contingencies
Operating Leases
The Company leases certain facilities and equipment under noncancelable operating leases. The equipment leases are renewable at the option of the Company. At September 30, 2016, future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2016	$705
2017	6,362
2018	5,695
2019	5,434
2020	5,487
2021	4,888
Thereafter	20,179
Total	$48,750
Rent expense, including other facility expenses, was $2,075 and $2,167 for the three months ended September 30, 2016 and 2015, respectively, and $6,410 and $6,548 for the nine months ended September 30, 2016 and 2015, respectively.
The Company maintains subleases for certain of its facilities. Rental income under sublease agreements was $184 and $334 for the three months ended September 30, 2016 and 2015, respectively, and $854 and $1,153 for the nine months ended September 30, 2016 and 2015, respectively. Future rental income is expected to be $9 for 2016 and $36 for 2017.
Contingencies
In March 2012, Trans Ova was named as a defendant in a licensing and patent infringement suit brought by XY, LLC ("XY") alleging that certain of Trans Ova's activities breach a licensing agreement and infringe on patents that XY allegedly owns. Trans Ova filed a number of counterclaims in the case. The matter proceeded to a jury trial in January 2016, and in February 2016, the jury determined that XY and Trans Ova had each breached the licensing agreement and that Trans Ova had infringed the intellectual property of XY. In April 2016, the court issued its order, entering a jury award of damages to Trans Ova in the amount of $528 and a jury award of damages to XY in the amount of $6,066, each with prejudgment interest. The order provides for the continuation of Trans Ova's license to XY's technology, subject to an ongoing royalty for Trans Ova which is subject to a post-judgment motion, including XY's motion for enhanced damages, and potential appeals therefrom. Since the inception of the license, Trans Ova has remitted payments to XY pursuant to the terms of the original license agreement and has recorded these payments in cost of services in the consolidated statements of operations for the respective periods. For the period from inception of the agreement through the court's order, aggregate royalty and license payments were $3,170, of which $2,759 had not yet been deposited by XY. For the nine months ended September 30, 2016, the Company recorded litigation expense of $4,228, which is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and represents the excess of the net damages awarded to XY, including prejudgment interest, over the liability previously recorded by Trans Ova for uncashed checks previously remitted to XY. In August 2016, Trans Ova deposited the net damages amount, including prejudgment interest, into the court's treasury, to be held until the appeals process is complete and final judgment amounts are determined. As of September 30, 2016, this amount is included in restricted cash on the accompanying consolidated balance sheet. The Company and Trans Ova believe they have compelling grounds to overturn the adverse rulings of the order through appellate actions and that, as a result, the amount of damages could be reduced or eliminated. No assurances can be given, however, that such matters will ultimately be ruled in Trans Ova's favor, and XY may also elect to appeal aspects of the ruling that were in Trans Ova's favor. Moreover, Trans Ova and the Company could elect to enter into a settlement agreement in order to avoid the further costs and uncertainties of litigation, to modify the license to XY's technologies, or to recover monetary damages related to Trans Ova's antitrust counterclaims.
In May 2016, two purported shareholder class action lawsuits, captioned Hoffman v. Intrexon Corporation et al. and Gibrall v. Intrexon Corporation et al., were filed in the U.S. District Court for the Northern District of California on behalf of purchasers of Intrexon's common stock between May 12, 2015 and April 20, 2016 (the "Class Period"). In July 2016, the court consolidated the lawsuits and appointed a lead plaintiff. The consolidated amended complaint names as defendants Intrexon and certain of Intrexon's current and former officers (the "Defendants"). It alleges, among other things, that the Defendants made materially false and/or misleading statements during the Class Period with respect to the Company's business, operations, and prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended. The plaintiffs' claims are based upon allegations in a report published in April 2016 on the Seeking Alpha financial blog. The plaintiffs seek compensatory damages, interest and an award of reasonable attorneys' fees and costs. The Company intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this case.
In July 2016, a purported shareholder derivative action captioned Basile v. Kirk et al. was filed in the Circuit Court of Fairfax County, Virginia, against certain of the Company's directors, the Company's CEO, and Third Security, and naming the Company as a nominal defendant. The complaint alleges causes of action for breaches of fiduciary duty and unjust enrichment relating to the entry by the Company into the Services Agreement with Third Security. The plaintiff seeks, among other things, damages in an unspecified amount, disgorgement of improper benefits, appropriate equitable relief, and an award of attorney fees and other costs and expenses. The Board of Directors of the Company appointed a Special Litigation Committee consisting of independent directors to investigate the claims and allegations made in the derivative action and to decide on behalf of the Company whether the claims and allegations should be pursued. The action has been stayed pending the report of the Special Litigation Committee.
The Company may become subject to other claims and assessments from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2016 and December 31, 2015, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
18. Related Party Transactions
Third Security and Affiliates
The Company's CEO and Chairman of the Board of Directors of the Company is also the manager of Third Security.
In November 2015, the independent members of Intrexon's Board of Directors, with the recommendation of the Audit Committee of the Board of Directors, approved the execution of a Services Agreement ("Services Agreement") with Third Security pursuant to which Third Security provides the Company with certain professional, legal, financial, administrative, and other support services necessary to support the Company and its CEO. As consideration for providing these services, Third Security is entitled to a fee of $800 per month to be paid in the form of fully vested shares of the Company's common stock. The number of shares of common stock is calculated based on the closing price of the Company's common stock on the 15th day of each month. The payments made by the Company under the Services Agreement constitute, in the aggregate, an award under the 2013 Plan and are subject to the terms of the 2013 Plan (Note 15). The Services Agreement had a term of one year, can be terminated by the Company at any time, and may be extended only by agreement of the parties, including approval of a majority of the independent members of Intrexon's Board of Directors. In October 2016, the independent members of Intrexon's Board of Directors, with the recommendation of the Audit Committee of the Board of Directors, approved the extension of the Services Agreement through December 2016. For the three and nine months ended September 30, 2016, the Company issued 89,326 shares and 254,496 shares, respectively, with values of $2,132 and $6,542, respectively, to Third Security as payment for services pursuant to the Services Agreement. In addition to the foregoing Services Agreement, the Company reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf and the total expenses incurred by the Company under this arrangement was $156 and $142 for the three months ended September 30, 2016 and 2015, respectively, and $301 and $294 for the nine months ended September 30, 2016 and 2015, respectively.
See also Note 15 regarding compensation arrangements between the Company and its CEO.
Transactions with ECC Parties
In addition to entities controlled by Third Security, any entity in which the Company holds equity securities, including securities received as upfront or milestone consideration, and which also are party to a collaboration with the Company are considered to be related parties.
In September 2016, Fibrocell Science, Inc. ("Fibrocell"), one of the Company's collaborators, sold promissory notes convertible into shares of Fibrocell common stock ("convertible note") and warrants to purchase shares of Fibrocell common stock to certain institutional and accredited investors, including the Company and affiliates of Third Security. The Company paid $2,604 for a convertible note and warrants. As of September 30, 2016, the value of the convertible note and warrants totaled $1,990 and is included in other assets on the accompanying consolidated balance sheet.

In conjunction with the ECC with Oragenics, the Company is entitled to, at its election, purchase up to 30% of securities offerings that may be conducted by Oragenics in the future, subject to certain conditions and limitations. In June 2016, the Company purchased 2,261,419 shares of Oragenics common stock at $0.52 per share.
The Company recognized $26,688 and $31,740 of collaboration revenues from related parties in the three months ended September 30, 2016 and 2015, respectively, and $70,299 and $59,775 in the nine months ended September 30, 2016 and 2015, respectively.
Other Related Parties
In June 2015, the Company entered into an agreement with Harvest, an investment fund sponsored by Harvest Capital Strategies, LLC, and a related party based on ownership in the fund by affiliates of Third Security. Harvest was established to invest in life science research and development opportunities that the Company offers to Harvest. These are investment proposals that are suitable for pursuit by a start-up venture, characterized by the agreement as "start-up opportunities." For such start-up opportunities, the Company provides Harvest with exclusive rights of first-look and first negotiation. For any opportunities it decides to pursue, Harvest establishes new collaboration entities which enter into an ECC with the Company in a designated field. The terms of such ECCs are negotiated between the Company and Harvest. In addition, the agreement provides the Company the right to present to Harvest the opportunity to invest in other ventures, including investment opportunities with respect to the Company's existing collaborations. Any such opportunities are presented at the Company's discretion on a non-exclusive basis. The agreement with Harvest does not limit the Company's ability to execute other collaborations and joint ventures with third parties. As consideration for providing exclusive rights of first-look and first negotiation for start-up opportunities, the Company receives a portion of the management fee collected by the fund sponsor of Harvest. These fees are included in other income in the accompanying consolidated statements of operations and totaled $613 and $1,871 for the three and nine months ended September 30, 2016, respectively, and totaled $697 for the three and nine months ended September 30, 2015.
19. Net Loss per Share
The following table presents the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Historical net loss per share:
Numerator:
Net loss attributable to Intrexon	$(28,982)	$(38,213)	$(142,475)	$(51,779)
Denominator:
Weighted average shares outstanding, basic and diluted	118,346,782	112,244,129	117,785,160	109,244,641
Net loss attributable to Intrexon per share, basic and diluted	$(0.24)	$(0.34)	$(1.21)	$(0.47)
The following potentially dilutive securities as of September 30, 2016 and 2015, have been excluded from the above computations of diluted weighted average shares outstanding for the three and nine months then ended, as they would have been anti-dilutive:

	September 30,
	2016	2015
Options	12,103,407	10,660,040
Warrants	30,191	194,719
Total	12,133,598	10,854,759

20. Subsequent Events
In November 2016, the Company entered into a stock purchase agreement with AquaBounty pursuant to which the Company will purchase 72,632,190 shares of AquaBounty's common stock for $25,000 subject to AquaBounty's common stock being approved for listing on the NASDAQ Capital Market ("NASDAQ") and other closing conditions as defined in the agreement. In November 2016, AquaBounty filed a Form 10 registration statement with the Securities and Exchange Commission as an initial step towards the listing of its common stock. The Company anticipates converting up to $10,000 of convertible promissory notes, plus accrued interest thereon, into shares of AquaBounty common stock in conjunction with these transactions. The Company also announced its intent to distribute a portion of its previously held shares of AquaBounty common stock to shareholders of Intrexon as a special stock dividend once AquaBounty shares are available to trade on NASDAQ. The number of shares to be distributed by the Company is subject to final determination and approval by the Board of Directors of the Company. After consideration of all transactions contemplated herein, the Company expects to continue to be the majority owner of AquaBounty.

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
The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies, the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators and licensees, or costs incurred to expand or otherwise improve our products and services for the three and nine months ended September 30, 2016 and 2015. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies, specific applications of our technologies in support of current or prospective collaborators and licensees, or expanding or improving our product and services offerings. Research and development expenses for the nine months ended September 30, 2015 include a $59.6 million payment in our common stock for an exclusive license to certain technologies owned by the University of Texas MD Anderson Cancer Center, or MD Anderson, to be used in the expansion and improvement of our platform technologies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Expansion or improvement of our platform technologies	$3,014	$3,641	$8,881	$72,168
Specific applications of our technologies in support of current and prospective collaborators and licensees	17,004	10,608	47,171	28,686
Expansion or improvement of our product and service offerings	4,245	2,595	13,012	6,410
Other	4,772	4,754	14,202	14,022
Total research and development expenses	$29,035	$21,598	$83,266	$121,286
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
Interest income consists of interest earned on our cash and cash equivalents and short-term and long-term investments. Dividend income consists of the monthly preferred stock dividend received from ZIOPHARM.
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
Results of operations
Comparison of the three months ended September 30, 2016 and the three months ended September 30, 2015
The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
	(In thousands)
Revenues
Collaboration and licensing revenues	$30,590	$34,726	$(4,136)	(11.9)%
Product revenues	9,260	9,446	(186)	(2.0)%
Service revenues	8,706	8,945	(239)	(2.7)%
Other revenues	429	250	179	71.6%
Total revenues	48,985	53,367	(4,382)	(8.2)%
Operating expenses
Cost of products	9,156	11,215	(2,059)	(18.4)%
Cost of services	5,803	5,451	352	6.5%
Research and development	29,035	21,598	7,437	34.4%
Selling, general and administrative	33,812	23,019	10,793	46.9%
Total operating expenses	77,806	61,283	16,523	27.0%
Operating loss	(28,821)	(7,916)	(20,905)	>200%
Total other income (expense), net	4,647	(29,607)	34,254	115.7%
Equity in loss of affiliates	(6,255)	(2,429)	(3,826)	157.5%
Loss before income taxes	(30,429)	(39,952)	9,523	(23.8)%
Income tax benefit	418	923	(505)	(54.7)%
Net loss	(30,011)	(39,029)	9,018	(23.1)%
Net loss attributable to noncontrolling interests	1,029	816	213	26.1%
Net loss attributable to Intrexon	$(28,982)	$(38,213)	$9,231	(24.2)%

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenue for the three months ended September 30, 2016 and 2015, together with the changes in those items. See Note 5 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of our collaboration and licensing revenues.

	Three Months Ended September 30,		Dollar Change
	2016	2015
	(In thousands)
ZIOPHARM Oncology, Inc.	$10,429	$4,651	$5,778
Oragenics, Inc.	556	5,200	(4,644)
Fibrocell Science, Inc.	1,167	6,140	(4,973)
Genopaver, LLC	1,693	1,061	632
S & I Ophthalmic, LLC	2,782	1,193	1,589
OvaXon, LLC	709	549	160
Intrexon Energy Partners, LLC	4,855	3,810	1,045
Persea Bio, LLC	333	422	(89)
Ares Trading S.A.	2,316	1,857	459
Thrive Agrobiotics, Inc.	425	—	425
Intrexon Energy Partners II, LLC	872	—	872
Exotech Bio, Inc.	221	—	221
Relieve Genetics, Inc.	462	—	462
Intrexon T1D Partners, LLC	787	—	787
AD Skincare, Inc.	185	—	185
Other	2,798	9,843	(7,045)
Total	$30,590	$34,726	$(4,136)
Collaboration and licensing revenues decreased $4.1 million from the three months ended September 30, 2015 due to the recognition in 2015 of previously deferred revenue related to collaboration agreements for which we satisfied all of our obligations or which were terminated during the three months ended September 30, 2015. This decrease is offset by (i) the recognition of deferred revenue for upfront payments received from collaborations signed by us between October 1, 2015 and September 30, 2016 and the recognition of the payment received in June 2016 from ZIOPHARM to amend our collaborations; and (ii) increased research and development services for these collaborations and for the progression of programs or the addition of new programs with previously existing collaborators, including ZIOPHARM and our joint ventures with S & I Ophthalmic, LLC, or S & I Ophthalmic, and Intrexon Energy Partners, LLC, or Intrexon Energy Partners.
Product revenues and gross margin
Product revenues were $9.3 million for the three months ended September 30, 2016 compared to $9.4 million for the three months ended September 30, 2015, a decrease of $0.1 million, or 2 percent. Gross margin on products improved in the current period primarily due to a decline in the average cost of cows.
Service revenues and gross margin
Service revenues were $8.7 million for the three months ended September 30, 2016 compared to $8.9 million for the three months ended September 30, 2015, a decrease of $0.2 million, or 3 percent. Gross margin on services decreased in the current period primarily due to an increase in service related costs in the current period driven by increased headcount to support future revenue growth.
Research and development expenses
Research and development expenses increased $7.4 million, or 34 percent, due primarily to increases in (i) salaries, benefits and other personnel costs for research and development employees, (ii) lab supplies and consulting expenses, and (iii)

depreciation and amortization. Salaries, benefits and other personnel costs increased $2.1 million due to (i) an increase in research and development headcount to support new and expanded collaborations and (ii) a full period of costs for research and development employees assumed in our acquisition of Oxitec Limited, or Oxitec, in September 2015. Lab supplies and consulting expenses increased $3.9 million as a result of (i) the progression into the preclinical phase with certain of our collaborators, (ii) the increased level of research and development services provided to our collaborators, and (iii) a full period of costs incurred as a result of our September 2015 acquisition of Oxitec. Depreciation and amortization increased $0.9 million primarily as a result of (i) the inclusion of a full period of depreciation and amortization on property, equipment and intangible assets acquired in our 2015 acquisitions, (ii) amortization of developed technology acquired from Old EnviroFlight in February 2016; and (iii) amortization related to the intangible assets of AquaBounty Technologies, Inc., or AquaBounty, upon regulatory approval in November 2015.
Selling, general and administrative expenses
SG&A expenses increased $10.8 million, or 47 percent, over the three months ended September 30, 2015. Legal and professional expenses increased $4.5 million due to (i) consulting expenses payable in shares of our common stock pursuant to our services agreement with Third Security which we entered into in November 2015; (ii) expenses incurred to support domestic and international government affairs for regulatory and other approvals necessary to commercialize our products and services; (iii) increased legal fees to defend ongoing litigation; and (iv) incremental costs incurred to support the ongoing operations of our 2015 acquisitions. Salaries, benefits and other personnel costs increased $5.3 million due to increased headcount, including the hiring of two new executive officers and additional business development professionals, to support our expanding operations, as well as our acquisition of Oxitec in September 2015.
Total other income (expense), net
Total other income (expense), net, was $4.6 million for the three months ended September 30, 2016 compared to $(29.6) million for the three months ended September 30, 2015, an increase of $34.2 million or 116 percent. This increase was primarily attributable to changes in the value of our equity securities portfolio and dividend income from our investment in preferred stock.
Equity in net loss of affiliates
Equity in net loss of affiliates for the three months ended September 30, 2016 and 2015 includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. The $3.8 million increase is due to the addition of our new joint ventures entered into subsequent to October 1, 2015, including our investments in start-up entities backed by Harvest, as well as additional expenses incurred by our other joint ventures as their programs continue to progress.

Comparison of the nine months ended September 30, 2016 and the nine months ended September 30, 2015
The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2016	2015
	(In thousands)
Revenues
Collaboration and licensing revenues	$82,144	$66,690	$15,454	23.2%
Product revenues	28,699	32,645	(3,946)	(12.1)%
Service revenues	33,298	32,157	1,141	3.5%
Other revenues	783	615	168	27.3%
Total revenues	144,924	132,107	12,817	9.7%
Operating expenses
Cost of products	29,471	31,654	(2,183)	(6.9)%
Cost of services	17,807	17,316	491	2.8%
Research and development	83,266	121,286	(38,020)	(31.3)%
Selling, general and administrative	106,956	74,320	32,636	43.9%
Total operating expenses	237,500	244,576	(7,076)	(2.9)%
Operating loss	(92,576)	(112,469)	19,893	(17.7)%
Total other income (expense), net	(39,125)	65,121	(104,246)	(160.1)%
Equity in loss of affiliates	(16,951)	(6,565)	(10,386)	158.2%
Loss before income taxes	(148,652)	(53,913)	(94,739)	175.7%
Income tax benefit (expense)	3,290	(806)	4,096	>200%
Net loss	(145,362)	(54,719)	(90,643)	165.7%
Net loss attributable to noncontrolling interests	2,887	2,940	(53)	(1.8)%
Net loss attributable to Intrexon	$(142,475)	$(51,779)	$(90,696)	175.2%

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenue for the nine months ended September 30, 2016 and 2015, together with the changes in those items. See Note 5 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of our collaboration and licensing revenues.

	Nine Months Ended September 30,		Dollar Change
	2016	2015
	(In thousands)
ZIOPHARM Oncology, Inc.	$24,380	$13,702	$10,678
Oragenics, Inc.	1,869	5,845	(3,976)
Fibrocell Science, Inc.	4,418	10,219	(5,801)
Genopaver, LLC	4,908	2,665	2,243
S & I Ophthalmic, LLC	6,326	2,838	3,488
OvaXon, LLC	2,211	1,855	356
Intrexon Energy Partners, LLC	13,055	9,976	3,079
Persea Bio, LLC	988	928	60
Ares Trading S.A.	6,939	2,596	4,343
Thrive Agrobiotics, Inc.	1,309	—	1,309
Intrexon Energy Partners II, LLC	2,316	—	2,316
Exotech Bio, Inc.	360	—	360
Relieve Genetics, Inc.	812	—	812
Intrexon T1D Partners, LLC	1,097	—	1,097
AD Skincare, Inc.	185	—	185
Other	10,971	16,066	(5,095)
Total	$82,144	$66,690	$15,454
Collaboration and licensing revenues increased $15.5 million over the nine months ended September 30, 2015 primarily due to (i) the recognition of deferred revenue for upfront payments received from collaborations signed by us between October 1, 2015 and September 30, 2016, including the payment received in June 2016 from ZIOPHARM to amend the collaborations between us; and (ii) increased research and development services for these collaborations and for the progression of programs or the addition of new programs with previously existing collaborators, including ZIOPHARM, Genopaver, LLC, ARES Trading S.A., and our joint ventures with S & I Ophthalmic and Intrexon Energy Partners. This increase is partially offset by the recognition in 2015 of previously deferred revenue related to collaboration agreements for which we satisfied all of our obligations or which were terminated during 2015.
Product revenues and gross margin
Product revenues were $28.7 million for the nine months ended September 30, 2016 compared to $32.6 million for the nine months ended September 30, 2015, a decrease of $3.9 million, or 12 percent. The decrease in product revenues primarily relates to a decrease in quantities sold of livestock previously used in production and live calves sold due to lower customer demand. These decreases were partially offset by an increase in the quantity of weaned calves sold due to higher customer demand. Gross margin on products decreased due to a decline in the average sales prices of livestock previously used in production and also of live calves, and is partially offset by an increase in gross margin on sales of pregnant cows due to a decline in the average cost of cows.
Service revenues and gross margin
Service revenues were $33.3 million for the nine months ended September 30, 2016 compared to $32.2 million for the nine months ended September 30, 2015, an increase of $1.1 million, or 4 percent. The increase relates to an increase in the number of in vitro fertilization cycles performed due to higher customer demand. Gross margin on services was consistent period over period.

Research and development expenses
Research and development expenses declined $38.0 million, or 31 percent, due primarily to the inclusion in 2015 of a $59.6 million payment in common stock for an exclusive license to certain technologies owned by MD Anderson. This decrease was partially offset by increases in (i) salaries, benefits and other personnel costs for research and development employees, (ii) lab supplies and consulting expenses, and (iii) depreciation and amortization. Salaries, benefits and other personnel costs increased $6.7 million due to (i) an increase in research and development headcount to support new and expanded collaborations and (ii) costs for research and development employees assumed in our acquisition of Oxitec in September 2015. Lab supplies and consulting expenses increased $10.1 million as a result of (i) the progression into the preclinical phase with certain of our collaborators, (ii) the increased level of research and development services provided to our collaborators, and (iii) costs incurred as a result of our September 2015 acquisition of Oxitec. Depreciation and amortization increased $4.7 million primarily as a result of (i) inclusion of a full period of depreciation and amortization on property, equipment and intangible assets acquired in our 2015 acquisitions and (ii) amortization related to AquaBounty's intangible assets which commenced upon regulatory approval in November 2015.
Selling, general and administrative expenses
SG&A expenses increased $32.6 million, or 44 percent, over the nine months ended September 30, 2015. Salaries, benefits and other personnel costs for SG&A employees increased $9.2 million due to (i) increased headcount, including the hiring of two new executive officers and additional business development professionals, to support our expanding operations; (ii) non-cash compensation paid to our Chief Executive Officer, or CEO, pursuant to the compensation agreement entered into in November 2015; (iii) a full period of stock compensation expense for officers hired in 2015; and (iv) salaries, benefits and other personnel costs for employees assumed in our acquisition of Oxitec in September 2015. These increases were partially offset by a decrease in stock compensation and other compensation expenses resulting primarily from the departure of certain officers of the Company in 2016. Legal and professional expenses increased $13.9 million primarily due to (i) consulting expenses payable in shares of our common stock pursuant to our services agreement with Third Security which we entered into in November 2015; (ii) expenses incurred to support domestic and international government affairs for regulatory and other approvals necessary to commercialize our products and services; (iii) increased legal fees for trial and post-trial activities for our litigation with XY, LLC, or XY, and to defend ongoing litigation; and (iv) incremental costs incurred to support the ongoing operations of our 2015 acquisitions and other business development activities. In 2016, we also recorded $4.2 million in litigation expenses arising from the entrance of a court order in our trial with XY.
Total other income (expense), net
Total other income (expense), net, was $(39.1) million for the nine months ended September 30, 2016 compared to $65.1 million for the nine months ended September 30, 2015, a decrease of $104.2 million or 160 percent. This decrease was attributable to the $81.4 million realized gain recognized upon the special stock dividend of all of our shares of ZIOPHARM to our shareholders in June 2015 and the decrease in fair value of our equity securities portfolio.
Equity in net loss of affiliates
Equity in net loss of affiliates for the nine months ended September 30, 2016 and 2015 includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. The $10.4 million increase is due to the addition of our new joint ventures entered into subsequent to October 1, 2015, including our investments in start-up entities backed by Harvest, as well as additional expenses incurred by our other joint ventures as their programs continue to progress.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception and as of September 30, 2016, we had an accumulated deficit of $685.2 million. From our inception through September 30, 2016, we have funded our operations principally with proceeds received from private and public offerings, cash received from our collaborators and through product and service sales made directly to customers. As of September 30, 2016, we had cash and cash equivalents of $69.7 million and short-term and long-term investments of $211.0 million. Cash in excess of immediate requirements is invested primarily in money market funds and U.S. government debt securities in order to maintain liquidity and preserve capital.

Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$(31,780)	$23,337
Investing activities	(45,144)	(257,318)
Financing activities	11,162	331,441
Effect of exchange rate changes on cash and cash equivalents	(313)	507
Net increase (decrease) in cash and cash equivalents	$(66,075)	$97,967
Cash flows from operating activities:
Net cash used in operating activities was $31.8 million for the nine months ended September 30, 2016 compared to net cash provided by operations of $23.3 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we received a $10.0 million technology access fee pursuant to a new collaboration. Our net loss of $145.4 million, after deduction of significant noncash items of (i) $45.4 million of noncash unrealized losses on our equity securities, (ii) $30.6 million of stock-based compensation expense, (iii) $17.7 million of depreciation and amortization expense, (iv) $8.3 million of shares issued as payment for services, and (v) $17.0 million of equity in net loss of affiliates, was $26.4 million. Net cash provided by operating activities was $23.3 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we received a $115.0 million technology access fee, of which $57.5 million was paid to ZIOPHARM, from our license and collaboration agreement with Ares Trading. Our net loss of $54.7 million, after deduction of significant noncash items of (i) $64.4 million of unrealized appreciation and realized gains on our equity securities, (ii) $59.6 million of common stock issued to MD Anderson recorded as research and development expense, (iii) $26.5 million of stock-based compensation expense, and (iv) $12.2 million of depreciation and amortization expense, was $20.8 million.
Cash flows from investing activities:
Net cash used in investing activities was $45.1 million for the nine months ended September 30, 2016 compared to $257.3 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we purchased $20.2 million of property, plant and equipment, advanced $9.4 million to our joint ventures, paid $7.2 million to acquire the assets of Old EnviroFlight, and purchased $3.3 million of net short-term and long-term investments. During the nine months ended September 30, 2015, we paid $114.5 million, net of cash received, for the acquisitions of ActoGeniX NV, Okanagan Specialty Fruits, Inc., and Oxitec, $111.6 million for net short-term and long-term investments, $17.1 million for the purchase of equity securities and warrants of certain of our collaborators, and $9.8 million for purchases of property, plant and equipment.
Cash flows from financing activities:
Net cash provided by financing activities was $11.2 million for the nine months ended September 30, 2016 compared to $331.4 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we received $18.2 million from stock option exercises and paid $6.7 million of deferred consideration to former shareholders of an acquired business. During the nine months ended September 30, 2015, we received $328.2 million of net proceeds from our public offerings in January and August.
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

Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commercial commitments at September 30, 2016 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$48,750	$5,261	$11,591	$10,708	$21,190
Deferred consideration	8,723	8,723	—	—	—
Long term debt	6,418	471	925	1,120	3,902
Contingent consideration	3,839	1,583	2,256	—	—
	$67,730	$16,038	$14,772	$11,828	$25,092
In addition to the obligations in the table above, as of September 30, 2016 we also have the significant contractual obligations described below.
In conjunction with the formation of our joint ventures, we committed to making future capital contributions of at least $45.0 million to the joint ventures, subject to certain conditions and limitations, of which $31.0 million is remaining as of September 30, 2016. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
We are also party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products which incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. At September 30, 2016, we had research and development commitments with third parties totaling $8.5 million that had not yet been incurred.
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
As part of our August 2014 acquisition of Trans Ova, we agreed to pay a portion of certain cash proceeds received from the litigation with XY. These amounts are not included in the table above due to the uncertainty of whether and when any amounts may be due.
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
In January 2009, AquaBounty was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. Amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. AquaBounty has claimed all amounts available under the grant, resulting in total long-term debt of $2.0 million on our consolidated financial statements as of September 30, 2016. This amount is not included in the table above due to the uncertainty of the timing of repayment.
Net operating losses
As of September 30, 2016, we had net operating loss carryforwards of approximately $257.7 million for U.S. federal income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of $7.1 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of

1986, as amended, or Section 382. These carryforwards begin to expire in 2022. Our direct foreign subsidiaries have foreign loss carryforwards of approximately $120.6 million, most of which do not expire.
Our past issuances of stock and mergers and acquisitions have resulted in ownership changes within the meaning of Section 382. As a result, the utilization of portions of our net operating losses may be subject to annual limitations. As of September 30, 2016, approximately $15.1 million of our net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1.5 million. As of September 30, 2016, approximately $18.6 million of domestic net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
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
Investment in Preferred Stock
We hold preferred stock received from one of our collaborators, ZIOPHARM, which may be converted to common stock upon the occurrence of certain events in the future. We elected the fair value option to account for our investment in preferred stock whereby the value of preferred stock is adjusted to fair value as of each reporting date and unrealized gains and losses are reported in the consolidated statement of operations.  This investment is subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of the preferred stock into common stock, the volatility of ZIOPHARM's common stock, and changes in general economic and financial conditions of ZIOPHARM. The investment is classified as noncurrent in the consolidated balance sheet since we do not intend to sell the investment nor expect it to be converted into shares of common stock within one year.
Until such time as we convert the instrument into common stock, we are entitled to a monthly dividend payable in additional shares of preferred stock and record dividend income based on the fair value of the preferred shares.
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

Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $280.7 million and $343.8 million at September 30, 2016 and December 31, 2015, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities and certificates of deposit. The primary objective of our investment activities is to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities and certificates of deposit which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Investments in publicly traded companies' common stock
We have common stock investments in several publicly traded companies that are subject to market price volatility. We have adopted the fair value method of accounting for these investments, except for our investment in AquaBounty as further described below, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income (expense), net for the period. As of September 30, 2016 and December 31, 2015, the original aggregate cost basis of these investments was $108.3 million and $107.2 million, respectively, and the market value was $39.4 million and $83.7 million, respectively. The fair value of these investments is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these companies. The fair value of these investments as of September 30, 2016 would be approximately $43.3 million and $31.5 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2015 would be approximately $92.1 million and $67.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
The common stock of AquaBounty is traded on the London Stock Exchange and as of September 30, 2016, we owned 99,114,668 shares or approximately 63 percent. The fair value of our investment in AquaBounty as of September 30, 2016 and December 31, 2015 was $39.2 million and $36.7 million, respectively. The fair value of our investment in AquaBounty as of September 30, 2016 would be approximately $43.1 million and $31.4 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2015 would be approximately $40.4 million and $29.4 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty.
Investment in publicly traded company's preferred stock
We have a preferred stock investment in ZIOPHARM, a publicly traded company, which may be converted to common stock upon the occurrence of certain events in the future. We have adopted the fair value method of accounting for this investment whereby the value of preferred stock is adjusted to fair value as of each reporting date. As of September 30, 2016, the original cost basis of this investment, including shares received as dividends, approximated the fair value, which was $123.7 million. The fair value of this investment is subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of the preferred stock into common stock, the volatility of ZIOPHARM's common stock, and changes in general economic and financial conditions of ZIOPHARM. The fair value of this investment as of September 30, 2016 would be approximately $136.1 million and $99.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investment.
Foreign currency exchange risk
We have international subsidiaries with operations in Belgium, Brazil, Canada, England, and Hungary. These subsidiaries' assets, liabilities, and current revenues and expenses are denominated in their respective foreign currencies. We do not hedge our foreign currency exchange rate risk. The effect of a hypothetical 10 percent change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements.
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
There has been no change in our internal control over financial reporting during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2016, two purported shareholder class action lawsuits, captioned Hoffman v. Intrexon Corporation et al. and Gibrall v. Intrexon Corporation et al., were filed in the U.S. District Court for the Northern District of California on behalf of purchasers of our common stock between May 12, 2015 and April 20, 2016 (the "Class Period"). In July 2016, the court consolidated the lawsuits and appointed a lead plaintiff. The consolidated amended complaint names as defendants us and certain of our current and former officers (the "Defendants"). It alleges, among other things, that the Defendants made materially false and/or misleading statements during the Class Period with respect to our business, operations, and prospects in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended. The plaintiffs' claims are based upon allegations in a report published in April 2016 on the Seeking Alpha financial blog. The plaintiffs seek compensatory damages, interest and an award of reasonable attorneys' fees and costs. We intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this case.
In July 2016, a purported shareholder derivative action captioned Basile v. Kirk et al. was filed in the Circuit Court of Fairfax County, Virginia, against certain of our directors, our CEO, and Third Security, and naming us as a nominal defendant. The complaint alleges causes of action for breaches of fiduciary duty and unjust enrichment relating to the entry by us into the Services Agreement with Third Security. The plaintiff seeks, among other things, damages in an unspecified amount, disgorgement of improper benefits, appropriate equitable relief, and an award of attorney fees and other costs and expenses. Our Board of Directors appointed a Special Litigation Committee consisting of independent directors to investigate the claims and allegations made in the derivative action and to decide on our behalf whether the claims and allegations should be pursued. The action has been stayed pending the report of the Special Litigation Committee.
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
We own common stock of several publicly traded companies and the values of those equity interests are subject to market price volatility. We own preferred stock of a publicly traded company that may be converted into shares of common stock in the future and the value of this equity interest is subject to fluctuation due to the uncertainties of the timing and occurrence of the defined conversion events, the volatility of the underlying common stock, and changes in general economic and financial conditions of the collaborator. For each collaborator where we own equity securities, we make an accounting policy election to present them at either the fair value at the end of each reporting period or using the cost or equity method depending on our level of influence. We have adopted the fair value method of accounting for certain of these securities, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income or expense, net for the period. As of September 30, 2016 and December 31, 2015, the aggregate original cost basis of these securities was $232.0 million and $107.2 million, respectively, and the market value was $163.1 million and $83.7 million, respectively. The fair value of these securities is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial and operational conditions of one or more collaborators.
The equity of our collaborators may not be publicly traded, and if it is traded publicly, the trading market could be limited or have low trading volume. In some cases, we could hold unregistered shares and we may not have demand registration rights with respect to those shares. We own preferred stock of a publicly traded company that may be converted into shares of common stock, but the timing of that conversion is uncertain and may never occur. If the conversion does not occur, there is a risk that we may not be able to sell the preferred stock. We evaluate whether any discounts for trading restrictions or other basis for lack of marketability should be applied to the fair value of the securities at inception of the ECC or JV. In the event we conclude that a discount should be applied, the fair value of the securities is adjusted at inception of the ECC or JV and re-evaluated at each reporting period thereafter. In all of these instances, we have substantial liquidity risk related to these holdings, and we may not be able to sell, or sell quickly, all or part of these equity interests.
In connection with future ECCs or JVs, we may, from time to time, receive from collaborators, both public and private, warrants, rights and/or options, all of which involve special risks. To the extent we receive warrants or options in connection with future ECCs or JVs, we would be exposed to risks involving pricing differences between the market value of underlying securities and our exercise price for the warrants or options, a possible lack of liquidity and the related inability to close a warrant or options position, all of which could ultimately have an adverse effect on our financial position.
We use estimates in determining the fair value of certain assets and liabilities. If our estimates prove to be incorrect, we may be required to write down the value of these assets or write up the value of these liabilities, which could adversely affect our financial position.
Our ability to measure and report our financial position and operating results is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from management's judgments and assumptions, then they may have an adverse impact on our results of operations and cash flows.
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
As a result of our ongoing and potential future business activities, the number and complexity of estimates we use in determining fair value has increased. As of September 30, 2016 and December 31, 2015, 37 percent and 30 percent of our consolidated total assets, respectively, were measured at fair value on a recurring basis, including 12 percent as of September 30, 2016 which were considered Level 3 valuations. Our largest Level 3 asset carried at fair value is our investment in preferred stock of ZIOPHARM. As of September 30, 2016 and December 31, 2015, liabilities measured at fair value on a recurring basis were not a significant portion of our total liabilities. We estimate the fair value of our assets and liabilities using assumptions that we believe are appropriate and are used by market participants. The methodology used to estimate these values is complex and uses asset- and liability-specific data and market inputs for assumptions including interest and discount rates and expected future performance and liquidity dates.
Valuations are highly dependent upon the reasonableness of management's assumptions and the predictability of the relationships that drive the results of our valuation methodologies. Because of the inherent unpredictability in the future performance of the investments requiring Level 3 valuations, we may be required to adjust the value of certain assets, which could adversely affect our financial position.

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
From July 1, 2016 through September 30, 2016, we consummated the following transactions involving the issuance of unregistered securities:

•
the issuance of 89,326 unregistered shares of our common stock in July, August, and September 2016, as payment under the Services Agreement entered into and effective as of November 1, 2015, by and between us and Third Security as previously discussed in our Current Report on Form 8-K filed on October 30, 2015.

•
On September 22, 2016, pursuant to New York Stock Exchange Rule 303A.08 and in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, we granted Geno J. Germano an employment inducement award in connection with Mr. Germano's appointment as President. The inducement award was a stock option award of 1,000,000 shares at an exercise price of $29.94. The award vests in four equal annual installments beginning on June 1, 2017. The award is subject to accelerated vesting in certain situations and expires on May 31, 2026. The award will generally be subject to the same terms and conditions as apply to awards granted under the 2013 Omnibus Incentive Plan. No commissions or other remuneration was paid in connection with the grant of the award.

(b) Use of Proceeds
On August 7, 2013, our registration statement on Form S-1 (File No. 333-189853) was declared effective by the SEC for our initial public offering pursuant to which we sold an aggregate of 11,499,998 shares of our common stock (inclusive of 1,499,999 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a price to the public of $16.00 per share for aggregate gross offering proceeds of approximately $184.0 million. J.P. Morgan Securities LLC and Barclays Capital Inc. acted as joint book-running managers. On August 13, 2013, we closed the sale of such shares, resulting in net proceeds to us of approximately $168.3 million after deducting underwriting discounts and commissions of approximately $12.9 million and other offering expenses of approximately $2.8 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We invested the funds received in cash equivalents and other short-term and long-term investments in accordance with our investment policy. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus, dated August 7, 2013, and filed with the SEC on August 8, 2013 pursuant to Rule 424(b).
On January 27, 2015, we closed a public offering of 4,312,500 shares of our common stock (inclusive of 562,500 shares of common stock sold by us pursuant to the full exercise of an option granted to the underwriters in connection with the offering) at a public offering price of $27.00 per share for aggregate gross offering proceeds of approximately $116.4 million. J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint book-running managers. Net proceeds to us were approximately $110.0 million after deducting underwriting discounts and commissions of approximately $6.1 million and other offering expenses of approximately $0.3 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We invested the funds received in cash equivalents and other short-term and long-term investments in accordance with our investment policy. There has been no material change in the planned use of proceeds from this offering as described in our final prospectus, dated January 21, 2015, and filed with the SEC on January 22, 2015 pursuant to Rule 424(b).
On August 26, 2015, we closed a public offering of 5,609,756 shares of our common stock (inclusive of 731,707 shares of common stock sold by us pursuant to the full exercise of an option granted to the underwriters in connection with the offering) at a public offering price of $41.00 per share for aggregate gross offering proceeds of approximately $230.0 million. JMP Securities LLC acted as sole book-running manager. Stifel, Nicolaus & Company, Incorporated acted as lead manager. Griffin Securities, Inc. and Wunderlich Securities, Inc. acted as co-managers. Net proceeds to us were approximately $218.2 million after deducting underwriting discounts and commissions of approximately $11.5 million and other offering expenses of approximately $0.3 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We invested the funds received in cash equivalents and other short-term and long-term investments in accordance with our investment policy. There has been no material change in the planned use of proceeds from this offering as described in our final prospectus, dated August 21, 2015, and filed with the SEC on August 25, 2015 pursuant to Rule 424(b).
(c) Issuer Purchases of Equity Securities
Not applicable.
Item 6. Exhibits

Exhibit No.	Description
10.1*
Amended and Restated Certificate of Designation (incorporated by reference to Exhibit 3.1 to ZIOPHARM Oncology, Inc.'s Current Report on Form 8-K/A, filed on July 1, 2016 with the Securities and Exchange Commission).

10.2*†
Offer Letter for Andrew Last, Ph.D., dated as of August 5, 2016 (incorporated by reference to Exhibit 10.1 to Intrexon Corporation's Current Report on Form 8-K, filed on August 8, 2016 with the Securities and Exchange Commission).

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

101.0**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Shareholders' and Total Equity for the nine months ended September 30, 2016, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.

*    Previously filed.

**	Furnished herewith.

†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intrexon Corporation
(Registrant)

Date: November 9, 2016	By:	/s/ Rick L. Sterling
Rick L. Sterling
Chief Financial Officer
(Principal Financial and Accounting Officer)