Form 10-K
period 2016-12-31
INTREXON CORP
filed 2017-03-01
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the registrant's common stock held by non-affiliates based upon the closing price of such shares on the New York Stock Exchange on such date was approximately $1.4 billion.
As of February 15, 2017, 118,730,518 shares of common stock, no par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2016.

________________________
Intrexon®, Oxitec®, Arctic®, Viagen®, Biopop®, ActoBiotics®, UltraVector®, Trans Ova Genetics®, RheoSwitch®, RheoSwitch Therapeutic System®, RTS®, LEAP®, Design-Build-Test-Learn® and AquAdvantage® are our and/or our affiliates' registered trademarks in the United States and AquaBounty™, EnviroFlight™, AttSite™ and Okanagan Specialty Fruits™ are our and/or our affiliates' common law trademarks in the United States. This annual report and the information incorporated herein by reference contain references to trademarks, service marks and trade names owned by us or other companies. Solely for convenience, trademarks, service marks and trade names referred to in this annual report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names. We do not intend our use or display of other companies' trade names, service marks or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names and service marks appearing in this annual report are the property of their respective owners.

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
You should read this Annual Report on Form 10-K, the documents that we reference in this Annual Report on Form 10-K, the audited consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K and the documents that we have filed as exhibits to our filings with the Securities and Exchange Commission completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
While the field of synthetic biology is still emerging, the addressable markets that may benefit from this approach are large and well-established. In health, synthetic biology may provide new approaches to treating diseases, as well as improvements to the manufacture of existing products. It is estimated that the global biopharmaceuticals market is over $160 billion. While genetically modified salmon or trout may be considered new products, the global market for aquaculture was valued at approximately $157 billion in 2013. Genetically modified agricultural plants are already grown on approximately 180 million hectares around the world and are worth an estimated $15 billion. In energy, we are working to create novel, highly engineered organisms that use specific feedstocks to create commercially valuable end products, such as isobutanol, which already has a variety of technical and industrial applications and is also being investigated as a gasoline alternative.
We believe our technologies are broadly applicable across many diverse end markets, including some end markets that have failed to recognize the applicability of synthetic biology or failed to efficiently utilize biologically-based processes to produce products. Our business model entails the formation of ECCs with collaborators that have expertise within specific industry sectors. In our ECCs, we provide expertise in the engineering, fabrication and modification of gene programs and cellular systems, and our collaborators are responsible for providing commercial market and product development expertise, as well as sales and marketing capabilities. Generally, our collaborators compensate us through technology access fees, royalties, milestones and reimbursements of certain costs. This business model allows us to leverage our capabilities and capital across a broader landscape of product opportunities and end markets than we would be capable of addressing on our own. Alternatively, we may execute a research collaboration to develop an early-stage program pursuant to which we receive reimbursement for our development costs but the grant of exclusive commercial rights, and payment of the related access fee, are deferred until completion of an initial research program.
In certain strategic circumstances, we may enter into a joint venture, or JV, with a third party collaborator whereby we may contribute access to our technology, cash or both into the JV which we will jointly control with our ECC collaborator. We may be required to contribute additional capital to the JV, and we may be able to receive a higher financial return than we would normally receive from an ECC to the extent that we and our collaborator are successful in developing one or more products.
As we consider the broad potential applications of our synthetic biology techniques, we have identified a number of ventures that are already enabling products that benefit from the application of such technology. We believe that the strategic acquisition of certain such companies will allow us to develop and commercialize innovative products and create significant value for Intrexon. Our business model therefore includes the acquisition of certain product-focused companies that may leverage our technologies and expertise in order to expand their respective product applications.
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
To support our approach, we have developed, acquired, and integrated a unique suite of technologies, and we continue to expand upon their capabilities. These technologies include: our UltraVector gene design and fabrication platform and its associated library of modular DNA components; Cell Systems Informatics; RheoSwitch inducible gene switch; AttSite Recombinases; Protein Engineering; Laser-Enabled Analysis and Processing, or LEAP; and ActoBiotics platform. These technologies are complementary in nature and share the following key characteristics:

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
We believe we are a leader in synthetic biology
We believe we are the first company focused exclusively on applying synthetic biology across a broad spectrum of end markets and have been working in the field since 1998. Over the last 19 years, we have accumulated extensive knowledge and experience in the design, modification and regulation of gene programs. We believe all of these factors, coupled with our suite of proprietary and complementary technologies, provide us with a first-mover advantage in synthetic biology.

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
We have experienced management and employees
Our management team, including our Chief Executive Officer, Randal J. Kirk, and our President, Geno Germano, consists of executives with a track record of success in building and managing research and development-driven companies. Our Chief Science Officer, Thomas D. Reed, was responsible for the initial conception and creation of our UltraVector technology platform. As of December 31, 2016, we had 446 research and development employees.
Our suite of proprietary and complementary technologies
We apply the potential of synthetic biology through our suite of proprietary and complementary technologies that combine the principles of precision engineering, statistical modeling, automation and production at an industrial scale. This enables us to engineer precise and complex gene programs across many cell types rapidly and inexpensively. These technologies include: our UltraVector gene design and fabrication platform and its associated library of modular DNA components; Cell Systems Informatics; RheoSwitch inducible gene switch; AttSite Recombinases; Protein Engineering; LEAP processing; and ActoBiotics platform.
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
In addition to creating optimized gene programs via the most efficient cell signaling pathways and in the relevant cellular environments, we have a growing library of genetic components with our UltraVector platform that enable design and assembly of gene programs which facilitate control over the quality, function, and performance of living cells. Our RheoSwitch inducible gene switch provides quantitative dose-proportionate regulation of the amount and timing of target protein expression, thereby providing another mechanism to closely control activity of a newly constructed gene program. Further, our AttSite Recombinases allow for stable, targeted gene integration and expression. Once cells have been engineered for the desired biological output, the LEAP automated platform can be used to identify and purify cells of interest, such as antibody expressing cells and stem cells. Furthermore, our ActoBiotics platform allows for targeted in situ expression of proteins and peptides from engineered microbes.

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
Our markets
Synthetic biology has applicability across many diverse end markets. Our goal is to be a leader in the application of synthetic biology for products currently utilizing biologically-based processes, and a leader in the replacement of conventional processes and products with biologically-based substitutes. Through the application of our suite of proprietary and complementary technologies, we believe we can create optimized biological processes and create substitutes for traditional industrial techniques, leading to improved products that are developed and manufactured faster and more cost-effectively.
Health Sector
It is estimated that the global biopharmaceuticals market is over $160 billion. Additionally, the market for animal health therapeutics is currently estimated to be valued at more than $20 billion globally. The unreliable, costly discovery and development process for new medicines is being replaced by the engineering of biology at the genetic, molecular, and cellular level. Our ability to regulate complex gene programs and cellular systems by applying the principles of science, engineering, and computational bioinformatics with proprietary technologies is being utilized to design new therapies for humans and animals. We are applying our approach to develop targeted gene therapy applications and novel solutions within oncology, rare skin disorders, active pharmaceutical ingredients, ocular diseases, human infertility, infectious diseases, and animal health, as well as autoimmune, metabolic, and gastrointestinal disorders.
Food Sector
The Food and Agriculture Organization (FAO) of the United Nations predicts that by 2050 the world's population will exceed 9 billion, global demand for animal protein will more than double, food production will need to increase by 70 percent, and global consumption of dairy and beef products will increase by 158 percent. We are focused on enabling efficient, high-quality food production that sustainably supports the necessities of our growing population. By applying our suite of technologies, we aim to facilitate development of agricultural, livestock and aquaculture resources that deliver innovative approaches and superior production yields in an environmentally responsible manner.
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
Environment Sector
As a result of industrialization and rapidly growing global populations, chemicals, heavy metals, oil products and various other pollutants are pervasive in the environment. These pollutants result in poor quality of drinking water, loss of water supply, contaminated ground water and soil, high clean-up costs, and potential health problems. We seek to engineer biological solutions that are designed to preserve or restore the environment and promote sustainability of natural resources. These biological approaches may replace products that present an environmental hazard. Examples include toxin-free, species-specific insect control methods that do not persist in the environment and microbial-based strategies for bioremediation of soil and water contamination.
Consumer Sector
Global consulting firm A.T. Kearney has estimated consumer spending will grow to $40 trillion by 2020 including an increase in spending on durable goods and personal care items. Despite its size and the number of products that can be achieved through biological means, the consumer market has experienced limited impact from synthetic biology. We are committed to partnering with diverse companies to develop biologically-based processes that displace petroleum-derived ingredients and polymers. Additionally, we are focused on reducing the wasteful practices associated with extracting compounds that occur in limiting amounts in plants and animals. Through our synthetic biology capabilities, we plan to utilize innovative biologically-based applications for the development of products, such as personal care items and decorative arts, to improve the lives of consumers every day.
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
In certain strategic circumstances, we may enter into a JV with a third party collaborator whereby we may contribute access to our technology, cash or both into the JV which we will jointly control with our collaborator. Pursuant to a JV agreement, we may be required to contribute additional capital to the JV, and we may be able to receive a higher financial return than we would normally receive from an ECC to the extent that we and our collaborator are successful in developing one or more products.
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
As a means to further the development of our business model, in June 2015, we entered into an agreement with Harvest Intrexon Enterprise Fund I, LP, or Harvest, an investment fund sponsored by Harvest Capital Strategies, LLC, and a related party based on ownership in the fund by affiliates of Third Security, LLC, or Third Security. Harvest was established to invest in life science research and development opportunities that we offer to Harvest. These are investment proposals that are suitable for pursuit by a start-up venture, characterized by the agreement as "start-up opportunities." For such start-up opportunities, we provide Harvest with exclusive rights of first-look and first negotiation. For any opportunities it decides to pursue, Harvest establishes new collaboration entities which enter into an ECC with us in a designated field. The terms of such ECCs are negotiated between us and Harvest. In addition, the agreement provides us the right to present to Harvest the opportunity to invest in other ventures, including investment opportunities with respect to our existing collaborations. Any such opportunities are presented at our discretion on a non-exclusive basis. The agreement with Harvest does not limit our ability to execute other collaborations and JVs with third parties. As consideration for providing exclusive rights of first-look and first negotiation for start-up opportunities, we receive a portion of the management fee collected by the fund sponsor of Harvest.
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
We may realize four general categories of revenue under our ECCs: (i) technology access fees upon signing; (ii) reimbursements of costs incurred by us for our research and development and/or manufacturing efforts related to specific applications provided for in the collaboration; (iii) milestone payments upon the achievement of specified development, regulatory and commercial activities; and (iv) royalties on sales of products arising from the collaboration.
Pursuant to our business model, we may receive equity in lieu of cash for technology access fees and milestones and also may participate in capital raises to allow earlier-stage collaborators to focus their resources on product development. When such a collaborator develops greater operational or financial resources, however, its shares become a financial asset within Intrexon that is independent of our operational or collaborative purposes.
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
In the event one of our ECCs terminates, we are entitled to immediately pursue a collaboration with a different counterparty within the field of the terminated ECC. Moreover, technologies and product candidates in a relatively early stage of development revert to us, along with data, materials and the rights to applicable regulatory filings related to the reverted products, enabling us to develop those product candidates ourselves or incorporate them into a future collaboration. Product candidates that are at a more advanced stage of development, such as those already generating revenue or being considered for approval by an applicable regulatory body at the time of the ECC's termination are retained by the former collaborator. The collaborator has the right to commercialize such retained products although we are entitled to the royalties or other compensation to which we would be entitled as if the ECC were still in effect. Upon termination, we generally retain any technology access fees or other payments to which we are entitled through the date of termination.
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
See Note 5 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion of the key financial terms of our significant ECCs.
Joint ventures
The following represent our significant JVs as of December 31, 2016.
S & I Ophthalmic
In September 2013, we entered into a Limited Liability Company Agreement, or the Sun LLC Agreement, with Caraco Pharmaceutical Laboratories, Ltd., or Sun Pharmaceutical Subsidiary, an indirect subsidiary of Sun Pharmaceutical Industries Ltd., or Sun Pharmaceutical, an international specialty pharmaceutical company focused on chronic diseases, to form S & I Ophthalmic, LLC, or S & I Ophthalmic. The Sun LLC Agreement governs the affairs and the conduct of business of S & I Ophthalmic. S & I Ophthalmic leverages experience and technology from both us and Sun Pharmaceutical. Both we and Sun Pharmaceutical Subsidiary made an initial capital contribution of $5 million in October 2013 for a 50 percent membership interest in the JV. S & I Ophthalmic is governed by the S & I Ophthalmic board of managers, or the S & I Ophthalmic Board, which has four members, two each from us and Sun Pharmaceutical Subsidiary. In cases in which the S & I Ophthalmic Board determines that additional capital contributions are necessary in order for the JV to conduct business and comply with its obligations, each of us and Sun Pharmaceutical Subsidiary have committed to making additional capital contributions to S & I Ophthalmic, subject to certain limits defined in the agreement. Each has the right, but not the obligation, to make additional capital contributions above the defined limits when and if solicited by the S & I Ophthalmic Board.
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
OvaXon
In December 2013, we entered into an ECC with OvaScience, Inc., or OvaScience, a life sciences company focused on the discovery, development and commercialization of new treatments for infertility. Additionally, we and OvaScience formed OvaXon, LLC, or OvaXon, a JV to create new applications for improving human and animal health. Both we and OvaScience made an initial capital contribution of $1.5 million in January 2014 for a 50 percent membership interest in OvaXon. OvaXon is governed by the OvaXon board of managers, or the OvaXon Board, which has four members, two each from us and OvaScience. In cases in which the OvaXon Board determines that additional capital contributions are necessary in order for OvaXon to conduct business and comply with its obligations, each of us and OvaScience have the right, but not the obligation, to make additional capital contributions to OvaXon subject to the terms of the agreement. OvaScience also licensed certain technology relating to egg precursor cells to OvaXon pursuant to a separate license agreement.
Intrexon Energy Partners
In March 2014, we and certain investors, or the IEP Investors, entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners, LLC, or Intrexon Energy Partners, a JV formed to optimize and scale-up our gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. We also entered into an ECC with Intrexon Energy Partners providing exclusive rights to our technology for the use in bioconversion, as a result of which we received a technology access fee of $25 million while retaining a 50 percent membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25 million in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50 percent. We committed to make additional capital contributions of up to $25 million, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25 million, at the request of the Intrexon Energy Partners' board of managers, or the Intrexon Energy Partners Board, and subject to certain limitations. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board which has five members. Two members of the Intrexon Energy Partners Board are designated by us and three members are designated by a majority of the IEP Investors. We and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
Contemporaneously with the formation of the JV and entry into the ECC, we entered into securities purchase agreements with the IEP Investors for the private placement of 972,004 shares of our common stock for gross proceeds of $25 million.
Intrexon Energy Partners II
In December 2015, we and certain investors, or the IEPII Investors, entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners II, LLC, or Intrexon Energy Partners II, a JV formed to utilize our natural gas bioconversion platform for the production of 1,4-butanediol, an industrial chemical intermediate used to manufacture spandex, polyurethane, plastics, and polyester. We also entered into an ECC with Intrexon Energy Partners II providing exclusive rights to our technology for use in the field, as a result of which we received a technology access fee of $18 million while retaining a 50 percent membership interest in Intrexon Energy Partners II. The IEPII Investors made initial capital contributions, totaling $18 million in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners II totaling 50 percent. In December 2015, the owners of Intrexon Energy Partners II made a capital contribution of $4 million, half of which was paid by us. We committed to make additional capital contributions of up to $10 million, and the IEPII Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners II, have committed to make additional capital contributions of up to $10 million, at the request of the

Intrexon Energy Partners II's board of managers, or the Intrexon Energy Partners II Board, and subject to certain limitations. Intrexon Energy Partners II is governed by the Intrexon Energy Partners II Board which has five members. One member of the Intrexon Energy Partners II Board is designated by us and four members are designated by a majority of the IEPII Investors. We and the IEPII Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners II Board.
EnviroFlight
In February 2016, we entered into a series of transactions involving EnviroFlight, LLC, or Old EnviroFlight, Darling Ingredients Inc., or Darling, and a newly formed venture between us and Darling, or New EnviroFlight. This series of integrated transactions resulted in us acquiring substantially all of the assets of Old EnviroFlight and contemporaneously contributing all of these assets, with the exception of certain developed technology, and $3 million of cash to New EnviroFlight in exchange for a non-controlling, 50 percent membership interest in New EnviroFlight. Our contributions to New EnviroFlight included an exclusive license to the developed technology that was retained by us. Darling received the remaining 50 percent membership interest in New EnviroFlight as consideration for terminating rights previously held in the developed technology with Old EnviroFlight. New EnviroFlight was formed to generate high nutrition, low environmental impact animal and fish feed, as well as fertilizer products. We and Darling as members have each agreed to make additional capital contributions of up to $5 million to fund ongoing operations of New EnviroFlight. All of the employees of Old EnviroFlight became employees of New EnviroFlight.
Intrexon T1D Partners
In March 2016, we and certain investors, the T1D Investors, including affiliates of Third Security, entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon T1D Partners, LLC, or the Intrexon T1D Partners, a JV formed to utilize our proprietary ActoBiotics platform to develop and commercialize products to treat type 1 diabetes. We also entered into an ECC with Intrexon T1D Partners which provides the exclusive rights to our technology for use in the field, as a result of which we received a technology access fee of $10 million while retaining a 50 percent membership interest in Intrexon T1D Partners. The T1D Investors made initial capital contributions, totaling $10 million in the aggregate, in exchange for pro rata membership interests in Intrexon T1D Partners totaling 50 percent. We committed to make capital contributions of up to $5 million, and the T1D Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon T1D Partners, have committed to make additional capital contributions of up to $5 million, at the request of Intrexon T1D Partners' board of managers, or the Intrexon T1D Partners Board, and subject to certain limitations. Intrexon T1D Partners is governed by the Intrexon T1D Partners Board, which has five members. Two members of the Intrexon T1D Partners Board are designated by us and three members are designated by a majority of the T1D Investors. We and the T1D Investors have the right, but not the obligation, to make additional capital contributions above these limits when and if solicited by the Intrexon T1D Partners Board.
See Note 5 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion of significant ECCs between us and our JVs.
Primary operating subsidiaries
Primary wholly owned operating subsidiaries
Trans Ova Genetics, L.C.
Trans Ova Genetics, L.C., or Trans Ova, is internationally recognized as a provider of industry-leading bovine reproductive technologies. Intrexon and Trans Ova are building upon Trans Ova's original platform with a goal of achieving higher levels of delivered value to dairy and beef cattle producers. ViaGen, L.C., or ViaGen, a wholly owned subsidiary of Trans Ova, is a provider of cloning technology for non-primate species. Exemplar Genetics, LLC, or Exemplar, a wholly owned subsidiary through the combined ownership of Trans Ova, ViaGen and us, is committed to enabling the study of life-threatening human diseases.
Okanagan Specialty Fruits, Inc.
Okanagan Specialty Fruits, Inc. and its affiliates, or Okanagan, is the pioneering agricultural company behind the world's first non-browning apple without the use of any flavor altering chemical or antioxidant additives. Okanagan is scaling up its commercial supplies of non-browning apples and developing new commercial tree fruit varieties intended to provide benefits to the entire supply chain, from growers to consumers.

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
AquaBounty Technologies, Inc., or AquaBounty, of which we own approximately 70 percent as of December 31, 2016, is focusing on improving productivity in commercial aquaculture, including the development of the AquAdvantage® Salmon, or AAS, an Atlantic salmon that has been genetically enhanced to reach market size in less time than conventionally farmed Atlantic salmon and approved by the Food and Drug Administration, or FDA. In January 2017, we invested $25 million in AquaBounty through an equity purchase and subsequently, we distributed 1,776,557 of our AquaBounty shares to our shareholders, decreasing our ownership to approximately 58 percent.
Mergers, acquisitions, and technology in-licensing
We may augment our suite of proprietary technologies through mergers or acquisitions of technologies which then become available to new or existing collaborators. Among other things, we pursue technologies that we believe will be generally complementary to our existing technologies and also meet our desired return on investment and other economic criteria. In certain cases, such technologies may already be applied in the production of products or services and in these cases we may seek to expand the breadth or efficacy of such products or services through the use of our technologies. In 2016, we acquired all of the assets of Old EnviroFlight, as described above and also in the "Notes to Consolidated Financial Statements" appearing elsewhere in this Annual Report on Form 10-K.
GenVec acquisition
In January 2017, we entered into a definitive agreement to acquire GenVec, Inc., or GenVec, a clinical-stage company and pioneer in the development of AdenoVerse™ gene delivery technology. Upon closing of the transaction, GenVec stockholders will receive 0.297 of a share of our common stock in exchange for each share of GenVec common stock. This exchange ratio represents $7.00 per share of GenVec's common stock divided by our five-day volume weighted average price as of January 23, 2017. GenVec stockholders may also receive contingent consideration equal to 50 percent of any milestone or royalty payments received under one of GenVec's collaboration agreements, provided such payments are received within three years after the closing of the transaction.  Consummation of the transaction, anticipated in the second quarter of 2017, is subject to customary closing conditions, including GenVec stockholder approval.
Competition
We believe that we are a leader in synthetic biology. We do not believe that we have any direct competitors who provide similar technologies which fully enable the commercialization of products developed using synthetic biology across a broad spectrum of biologically based industries. As a result, we believe our competition is more indirect and general in nature, and falls into three broad categories:

•
Synthetic biology service providers. There are companies that have competing technologies for individual pieces of our suite of complementary technologies. For example, there are companies that can synthesize DNA, and there are companies that can develop monoclonal antibodies. One portion of our proprietary technology related to DNA synthesis and assembly includes the ability to de novo synthesize DNA. We believe the following companies engage in the manufacture of DNA componentry: ATUM, Inc., Blue Heron Biotech, LLC (a subsidiary of OriGene), Integrated DNA Technologies, Inc. (IDT), Gen9, Inc., GenScript USA, Inc., and Life Technologies Corporation, now part of Thermo Fisher Scientific Inc.

•
Industrial companies who may develop their own approach to synthetic biology. Rather than becoming a collaborator with us, potential collaborators may decide to invest time and capital to internally develop their own synthetic biology capabilities. For example, large biopharmaceutical companies, energy companies, and ag-bio companies may pursue a proprietary synthetic biology strategy.

•
Industrial companies who may develop competing products using other technologies. Products enabled by our synthetic biology will face competition in the market, including from products which have been developed using other industrial technologies. For example, large biopharmaceutical companies pursue other technologies for drug development, and large ag-bio companies pursue other technologies for the development of genetically modified crops. The rapidly evolving market for developing genetically engineered T-cells in particular, a primary focus of our collaboration with ZIOPHARM Oncology, Inc., or ZIOPHARM, is characterized by intense competition and rapid innovation. Genetically engineering T-cells faces significant competition in the chimeric antigen receptor (CAR) technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, Bluebird Bio/Celgene/Baylor College of Medicine/Five Prime/KitePharma/ViroMed Laboratories, Kite Pharma/National Cancer Institute, Juno Therapeutics/Fred Hutchinson Cancer Research Center/Memorial Sloan-Kettering Cancer Center/Seattle Children's Research Institute, Cellectis/Pfizer/Servier, Adaptimmune/GSK and Bellicum Pharmaceuticals. We face competition from non-cell based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche.

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
As of December 31, 2016, we owned at least 55 issued U.S. patents and 55 pending U.S. patent applications relating to certain aspects of our technologies, and we have pursued counterpart patents and patent applications in other jurisdictions around the world, as we have deemed appropriate. We continue to actively develop our portfolio through the filing of new patent applications, provisional and continuations or divisionals relating to our technologies, methods and products as we and our collaborators deem appropriate.
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
Our laboratory activities and those of our collaborators inherently involve the use of potentially hazardous materials, which are subject to health, safety and environmental regulations. We design our infrastructure, procedures and equipment to meet our obligations under these regulations. We perform recurring internal and third-party audits and provide employees ongoing training and support, as required. All of our employees must comply with safety instructions and procedures, which are codified in our employment policies. Federal and state laws and regulations impose requirements on the production, importation, use and disposal of chemicals and genetically modified microorganisms, which impact us and our collaborators. Our subsidiaries' and our collaborators' processes may contain genetically engineered organisms which, when used in industrial processes, are considered new chemicals under the Toxic Substances Control Act program of the U.S. Environmental Protection Agency, or EPA. These laws and regulations would require our subsidiaries and collaborators to obtain and comply with the EPA's Microbial Commercial Activity Notice process to operate. In the European Union, our subsidiaries and collaborators may be subject to a chemical regulatory program known as REACH (Registration, Evaluation, Authorization and Restriction of

Chemical Substances). Under REACH, companies are required to register their products with the European Commission, and the registration process could result in significant costs or delay the manufacture or sale of products in the European Union.
Regulations affecting our collaborators and subsidiaries
Human therapeutics regulation
As discussed in "Risk factors — Risks associated with our business model," the products produced by our collaborators enabled by our technology platforms are subject to extensive regulation. We rely on our collaborators' compliance with laws and regulations applicable to the products they produce. We do not independently monitor whether our collaborators comply with applicable laws and regulations. Please see the risk factor entitled "The markets in which our collaborators are developing products using our technologies are subject to extensive regulation, and we rely on our collaborators to comply with all applicable laws and regulations."
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
Oxitec has produced a genetically engineered line of the mosquito Aedes aegypti (OX513A) with the intent of suppressing the population of that mosquito at the release site(s). Oxitec's genetically engineered insect products are subject to regulation. The FDA's Center for Veterinary Medicine is currently the lead regulatory body, working in association with EPA and the Centers for Disease Control and Prevention, and has reviewed information supplied by Oxitec in an Investigational New Animal Drug, or INAD, regarding the company's genetically engineered mosquitoes. As part of the review, the FDA published in August 2016 a final environmental assessment (EA) and Finding of No Significant Impact (FONSI) regarding impacts on human health, animal health and the environment based on their review of information and evidence provided on the conduct of an investigational trial in Key Haven, Florida. In November 2016, the Board of the Florida Keys Mosquito Control District (FKMCD) voted to approve the use of the OX513A mosquitoes in an effectiveness trial. FKMCD and Oxitec are currently working together to identify possible sites for this trial.  We do not currently have a timeline for when the trial will occur. The OX513A genetically engineered mosquito has been approved by Brazil's National Biosafety Committee (CTNBio) for unrestricted releases throughout the country, and open field trials of these mosquitoes have been conducted in Brazil, the Cayman Islands, Panama, and Malaysia under relevant permits or approvals. Further approvals will be required for commercial production and use.
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
Okanagan's Arctic apple products are subject to such regulation. In February 2015, the USDA announced its decision to deregulate Okanagan's Golden Delicious apple variety and Granny Smith apple variety, or together the Arctic apples. In reaching its decision, the USDA conducted a final plant pest risk assessment, or PPRA, concluding that Arctic apples are unlikely to pose a plant pest risk to agriculture and other plants in the United States. The USDA also completed an EA to comply with the National Environment Policy Act, or NEPA, and concluded that deregulation is not likely to have a significant impact on the human environment. Concurrent with the USDA, Okanagan also engaged in a voluntary food safety assessment consultation with the FDA regarding its Arctic apples. The FDA completed its assessment in March 2015. Based on the information provided by Okanagan and other information available to the agency, the FDA did not identify any safety or regulatory issues under the Federal Food, Drug & Cosmetic Act that would require further evaluation. As part of bringing the assessment to closure, Okanagan was required to submit summaries of its safety and nutritional assessments for its Arctic apples. In August 2016, the USDA announced its decision to extend a preliminary determination of nonregulated status to Okanagan's Arctic Fuji apple variety
Comparable authorities to the federal and state governmental authorities in the United States are involved in other countries, such as the European Food Safety Authority, or EFSA, in Europe and Health Canada in Canada. In relation to Okanagan, Health Canada announced its decision in March 2015 that it has no objection to the food use of the Arctic apple in Canada. In reaching its decision, Health Canada conducted a comprehensive assessment of the Golden Delicious and Granny Smith varieties according to its Guidelines for the Safety Assessment of Novel Foods. These guidelines are consent with internationally accepted principles for establishing the safety of foods with novel traits adopted by the Codex Alimentarius Commission. Following this assessment, it was determined that the changes made to the Arctic apple did not pose a greater risk to human health than apples currently available on the Canadian market. In addition, Health Canada also concluded that the Arctic apple would have no impact on allergies and that there are no differences in the nutritional value of the Arctic apple compared to other traditional apple varieties available for consumption.
AquaBounty's AAS is also subject to such regulation. The FDA published in December 2012 an EA for AAS along with its FONSI in the Federal Register, confirming that an approval of the pending New Animal Drug Application would not have an adverse effect on the environment and opened up a 60 day period for public comment. In February 2013, the FDA extended the period for public comment by an additional 60 days, which expired in April 2013. Prior to the publication of the EA and FONSI, in September 2010, the FDA held a public meeting of its Veterinary Medicine Advisory Committee to review its findings regarding AAS. The conclusion of its panel of experts was that AAS is indistinguishable from other farmed Atlantic salmon, is safe to eat and does not pose a threat to the environment under its conditions of use. Subsequently, the FDA initiated an EA in compliance with its obligations under the U.S. NEPA, which requires that all federal agencies consider the possible environmental impacts of any action that they authorize. Subsequently, in November 2015, the FDA approved the New Animal Drug Application for the production, sale and consumption of AAS. AquaBounty is subject to on-going post approval responsibilities as detailed in the FDA letter of approval and summarized in the EA dated in November 2015. In the event that AquaBounty seeks to modify or expand its production sites and methods, the company may require further regulatory approvals. In May 2016, Health Canada concluded its review of AAS and approved it for commercial sale in Canada and the Animal Feed Division of the Animal Health Directorate of the Canadian Food Inspection Agency (CFIA), authorized AAS for use in livestock feeds.
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
Research and development
As of December 31, 2016, we had 446 research and development employees. We incurred expenses of $112.1 million, $147.5 million and $59.0 million in 2016, 2015, and 2014, respectively, on research and development activities. We anticipate that our research and development expenditures will increase substantially as we investigate other applications for our synthetic biotechnologies. Our primary domestic research and development operations are located in laboratory facilities in Germantown, Maryland; South San Francisco, California; Davis, California; and San Diego, California; and our primary international research and development operations are located in laboratory facilities in Budapest, Hungary; Oxford, England; Ghent, Belgium; and Campinas, Brazil.
Financial Information
Collaboration revenues, product revenues, service revenues and other revenues and operating income for each of the last three fiscal years, along with assets as of December 31, 2016 and 2015, are set forth in the consolidated financial statements, which are included in Item 8 of this Annual Report. Financial information about geographic areas is set forth in Note 2 to the consolidated financial statements.
Production
Our primary domestic production facilities, including approximately 380 acres of land, are located in Sioux Center, Iowa. The land and facilities are primarily used for our embryo transfer and in vitro fertilization processes, as well as housing livestock used in such processes. We also lease or own regional production facilities and land in Maryland, Missouri, New York, Oklahoma, South Dakota and Texas for these purposes. Additionally, we have commenced initial scale up of commercial production of our non-browning apples in Washington and our genetically engineered mosquitoes in Piracicaba, Brazil, in anticipation of generating future revenues.
Employees
As of December 31, 2016, we had 832 full-time and 103 part-time employees. We consider our employee relations to be good.
Corporate information
We are a Virginia corporation and our principal executive offices are located at 20374 Seneca Meadows Parkway, Germantown, MD 20876, and our telephone number is (301) 556-9900.
Additional Information
Our website is www.dna.com. The information on, or that can be accessed through, our website does not constitute part of this Form 10-K. We post regulatory filings on this website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3, 4, and 5, and any amendments to those reports filed with or furnished to the SEC. Access to these filings on our website is available free of charge. Copies are also available, without charge, from Intrexon Corporation Investor Relations, 20374 Seneca Meadows Parkway, Germantown, Maryland 20876. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We also post our press releases on our website. Information on our website is not deemed to be incorporated by reference into this Annual Report.
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
We have incurred net losses attributable to Intrexon since our inception, including losses attributable to Intrexon of $186.6 million, $84.5 million and $81.8 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $729.3 million. We may incur losses and negative cash flow from operating activities for the foreseeable future. To date, we have derived a significant portion of our revenues from ECCs and license agreements and expect to derive a substantial portion of our revenues from these and additional ECCs, license agreements and JVs, as well as from sales of products and services for the foreseeable future. If our existing collaborators terminate their ECCs, license agreements or JVs with us or we are unable to enter into new ECCs, license agreements or JVs, our revenues could be adversely affected. In addition, certain of our collaborations and license agreements provide for milestone payments, future royalties and other forms of contingent consideration, the payment of which are uncertain as they are dependent on our collaborators' abilities and willingness to successfully develop and commercialize products. We expect a significant period of time could pass before the achievement of contractual milestones and the realization of royalties on products commercialized under our collaborations or before commercialization of our various products and revenues is sufficient to achieve profitability. As a result, our expenses may exceed revenues for the foreseeable future, and we may not achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We may need substantial additional capital in the future in order to fund our business.
We expect our future capital requirements will be substantial, particularly as we continue to develop our business and expand our synthetic biology technology platform and for capital investment needed to scale up our commercial operations. Although we believe that our existing cash and cash equivalents and short-term and long-term investments and cash expected to be received from our current collaborators and for sales of products and services provided by our consolidated subsidiaries will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including:

•	the commercial success of our ECCs, license agreements and JVs;

•	whether we are successful in obtaining payments from our collaborators and licensees;

•	whether we can enter into additional ECCs, license agreements or JVs;

•	the progress and scope of the collaborative and independent research and development projects performed by us and our collaborators and licensees;

•	the timing and capital requirements to scale up our various products and services offerings;

•	the effect of any acquisitions of other businesses or technologies that we may make in the future;

•	whether we decide to develop internal development or manufacturing capabilities;

•	the filing, prosecution and enforcement of our intellectual property;

•	investments we may make in current and future collaborators, including JVs;

•	our ability to maintain or improve the volume and pricing of our current product offerings and to develop new offerings, including those which may incorporate new technologies; and

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal action.

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
We have been in existence since 1998. From 1998 until 2010, our operations focused primarily on organizing and staffing our company and developing our technologies. On August 8, 2013, we completed our initial public offering and our stock was listed on the New York Stock Exchange, or NYSE. Our current business model is still being tested. In January 2011, we recognized our first revenues from our first ECC and many of our products and services offerings are either awaiting regulatory approvals or in the early stage of commercialization. Because our revenue growth has occurred in recent periods, our limited operating history may make it difficult to evaluate our current business and predict our future performance. Any assessments of our current business and predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business will be harmed.
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
We own common stock of several publicly traded companies and the values of those equity interests are subject to market price volatility. We own preferred stock of a publicly traded company that may be converted into shares of common stock in the future and the value of this equity interest is subject to fluctuation due to uncertainties of the timing and occurrence of the defined conversion events, the volatility of the underlying common stock, and changes in general economic and financial conditions of the collaborator. For each collaborator where we own equity securities, we make an accounting policy election to present them at either the fair value at the end of each reporting period or using the cost or equity method depending on our level of influence. We have adopted the fair value method of accounting for certain of these securities, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income or expense, net, for the period. As of December 31, 2016 and 2015, the aggregate original cost basis of these common stock investments was $104.0 million and $107.2 million, respectively, and the market value was $23.5 million and $83.7 million, respectively. As of December 31, 2016, the aggregate original cost basis of our preferred stock investment was $127.4 million and the market value was $129.5 million. The fair value of these securities is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of one or more collaborators.
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
As a result of our ongoing and potential future business activities, the number and complexity of estimates we use in determining fair value has increased. As of December 31, 2016 and 2015, 35 percent and 30 percent of our consolidated total assets, respectively, were measured at fair value on a recurring basis, including 14 percent as of December 31, 2016 which were considered Level 3 valuations. Our largest Level 3 asset carried at fair value is our investment in preferred stock of ZIOPHARM. As of December 31, 2016 and 2015, liabilities measured at fair value on a recurring basis were not a significant portion of our total liabilities. We estimate the fair value of our assets and liabilities using assumptions that we believe are appropriate and are used by market participants. The methodology used to estimate these values is complex and uses asset- and liability-specific data and market inputs for assumptions including interest and discount rates and expected future performance and liquidity dates.
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
As of December 31, 2016, we had net operating loss carryforwards of approximately $253.0 million for U.S. federal income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of $7.5 million prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022. Our past issuances of stock and mergers and acquisitions have resulted in ownership changes within the meaning of Section 382. As a result, the utilization of portions of our net operating losses may be subject to annual limitations. As of December 31, 2016, approximately $15.1 million of our domestic net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1.5 million. As of December 31, 2016, approximately $18.6 million of domestic net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation. As of December 31, 2016, our direct foreign subsidiaries had foreign loss carryforwards of approximately $119.2 million, most of which do not expire.
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
The FDA has not yet approved any gene therapies for use in humans or animals. The field of gene therapies is experimental and has not yet proven successful in many clinical trials. Clinical trials with gene therapies have encountered a multitude of significant technical problems in the past, including unintended integration with host DNA leading to serious adverse events, poor levels of protein expression, transient protein expression, viral overload, immune reactions to either viral capsids utilized to deliver DNA, DNA itself, proteins expressed or cells transfected with DNA. There can be no assurance that our development efforts or those of our collaborators will be successful, that we or they will receive the regulatory approvals necessary to initiate clinical trials, where applicable, or that we will ever be able to successfully commercialize a product enabled by our technologies. To the extent that we or our collaborators utilize viral constructs or other systems to deliver gene therapies and the same or similar delivery systems demonstrate unanticipated and/or unacceptable side effects in preclinical or clinical trials conducted by ourselves or others, we may be forced to, or elect to, discontinue development of such products.
If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our product development programs, harm our research and development efforts, and we may be unable to pursue collaborations or develop our own products.
Our business involves complex operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. The loss of any key members of our management, including our Chief Executive Officer, Randal J. Kirk; our President, Geno Germano; or our Chief Science Officer, Thomas D. Reed, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our products for our target markets and entering into collaborations or licensing arrangements to execute on our business strategy. We currently maintain key man insurance on Dr. Reed in the amount of $25 million; however, that coverage would likely be inadequate to compensate for the loss of his services. In addition, the loss of any key scientific staff, or the failure to attract or retain other key scientific employees, could prevent us from developing our technologies for our target markets and entering into ECCs, JVs or licensing arrangements or from further developing and commercializing our products and services offerings to execute on our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology, synthetic biology and other technology-based businesses, or due to the unavailability of personnel with the qualifications or experience necessary for our business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to attract and retain such personnel on acceptable terms.
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
We do not believe that we have any direct competitors who provide comparable technologies of similar depth and breadth which enable to the same extent the commercialization of products developed using synthetic biology across a broad spectrum of biologically-based industries. However, there are companies that have competing technologies for individual pieces of our proprietary suite of complementary technologies. One portion of our proprietary technology related to DNA synthesis and assembly includes the ability to synthesize new DNA. We believe the following companies engage in the manufacture of DNA components: ATUM, Inc., Blue Heron Biotech, LLC (a subsidiary of OriGene), Integrated DNA Technologies, Inc. (IDT), Gen9, Inc., GenScript USA, Inc., and Life Technologies Corporation, now part of Thermo Fisher Scientific Inc.
The synthetic biology industry and each of the commercial sectors we have targeted are characterized by rapid technological change and extensive competition. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Academic institutions also are working in this field. Technological development by others may result in our technologies, as well as products developed by our collaborators using our technologies, becoming obsolete.
The rapidly evolving market for developing genetically engineered T-cells in particular, is characterized by intense competition and rapid innovation. Genetically engineering T-cells faces significant competition in the chimeric antigen receptor (CAR) technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, Bluebird Bio/Celgene/Baylor College of Medicine/Five Prime/Kite Pharma/ViroMed Laboratories, Kite Pharma/National Cancer Institute, Juno Therapeutics/Fred Hutchinson Cancer Research Center/Memorial Sloan-Kettering Cancer Center/Seattle Children's Research Institute, Cellectis/Pfizer/Servier, Adaptimmune/GSK and Bellicum Pharmaceuticals. We face competition from non-cell based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche.
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
We may be sued for product liability.
Each of our collaborations requires the collaborator to indemnify us for liability related to products produced pursuant to the ECC or JV and to obtain insurance coverage related to product liability in amounts considered standard for the industry. We believe that these industry-standard coverage amounts range from $10 million to $40 million in the aggregate. Even so, we may be named in product liability suits relating to products that are produced by our collaborators using our technologies. These claims could be brought by various parties, including other companies who purchase products from our collaborators or by the end users of the products. We cannot guarantee that our collaborators will not breach the indemnity and insurance coverage provisions of the ECCs or JVs. Further, insurance coverage is expensive and may be difficult to obtain, and may not be available to us or to our collaborators in the future on acceptable terms, or at all. We cannot assure you that our collaborators will have adequate insurance coverage against potential claims. In addition, although we currently maintain product liability insurance for our technologies in amounts we believe to be commercially reasonable, if the coverage limits of these insurance policies are not adequate, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows. This insurance may not provide adequate coverage against potential losses, and if claims or losses exceed our liability insurance coverage, we may go out of business. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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
We intend to employ technologies licensed from the University of Texas MD Anderson Cancer Center, or MD Anderson, together with our existing suite of proprietary technologies, through both our existing exclusive collaboration agreement with ZIOPHARM and our existing collaboration with Ares Trading S.A., or Ares Trading, a subsidiary of the biopharmaceutical business of Merck KGaA, to pursue the development and commercialization of adoptive cellular therapies based on CARs under control of RheoSwitch technology targeting a variety of cancer malignancies. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us and our collaborators to a number of challenges, including:

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
Except for claims we believe will not be material to our financial results, no third party has asserted a claim of infringement against us. Others may hold proprietary rights that could prevent products using our technologies from being marketed. Any patent-related legal action against persons who license our technologies, our collaborators or us claiming damages and seeking to enjoin commercial activities relating to products using our technologies or our processes could subject us to potential liability for damages and require our licensor or us to obtain a license to continue to manufacture or market such products or any future product candidates that use our technologies. We cannot predict whether we or our licensor would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. In addition, we cannot be sure that any such products or any future product candidates or processes could be redesigned to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent our collaborators from developing and commercializing products using our technologies, which could harm our business, financial condition and operating results.
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
There is an active and vocal group of opponents to genetically modified organisms who wish to ban or restrict the technology and who, at a minimum, hope to sway consumer perceptions and acceptance of this technology. Their efforts include regulatory legal challenges and labeling campaigns for genetically modified products, as well as application of pressure to consumer retail outlets seeking a commitment not to carry genetically modified products. Under current labeling laws, we are not required to label our AAS or our Arctic apples at the retail level as containing genetically modified ingredients. However, because several states either passed or considered new laws specifying varying requirements for labeling products sold at the retail level that contain genetically modified ingredients, the United States Congress passed the Labeling Act to establish a national standard for package labeling for foods containing genetically modified ingredients. The USDA has until July 2018 to implement this new law. Labeling requirements could cause consumers to view the label as either a warning or as an indication that AAS is inferior to traditional Atlantic salmon, which could negatively impact consumer acceptance of our product. Further, these groups have a history of bringing legal action against companies attempting to bring new biotechnology products to market. For example, on March 30, 2016, a coalition of non-governmental organizations filed a complaint against the FDA, the United States Fish and Wildlife Service, and related individuals for their roles in the approval of AAS. We may be subject to future additional litigation brought by one or more of these organizations in their attempt to block the development or sale of our products. In addition, animal rights groups and various other organizations and individuals have attempted to stop genetic engineering activities by pressing for legislation and additional regulation in these areas. We may not be able to overcome the negative consumer perceptions and potential legal hurdles that these organizations seek to instill or assert against our products and our business could be harmed.
The agricultural products of several of our operating subsidiaries are subject to disease outbreaks which can increase the cost of production and/or reduce production harvests, and the loss of existing organisms and germplasm would result in the loss of commercial technology.
Several of the products of our operating subsidiaries, including Trans Ova, Exemplar, AquaBounty and Okanagan, are subject to periodic outbreaks of a variety of diseases. Although these companies take measures to protect their stock, there can be no assurance that a disease will not damage or destroy existing organisms or germplasm. The economic impact of disease to our subsidiaries' production systems can be significant, as farmers must incur the cost of preventive measures, such as vaccines and antibiotics, and then if infected, the cost of lost or reduced harvests.

We are exposed to exchange rate fluctuation.
We have international subsidiaries in a number of foreign countries, including Belgium, Brazil, Canada, England and Hungary. As a consequence, we are exposed to risks associated with changes in foreign currency exchange rates. We present our consolidated financial statements in U.S. dollars. Our international subsidiaries have assets and liabilities denominated in currencies other than the U.S. dollar. Future expenses and revenues of our international subsidiaries are expected to be denominated in currencies other than in U.S. dollars. Therefore, movements in exchange rates to translate from foreign currencies may have an impact on our reported results of operations, financial position and cash flows.
Risks related to our common stock
We do not anticipate paying cash dividends, and accordingly, shareholders should rely on stock appreciation for return on their investment.
We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends in the future and intend to retain all of our future earnings, if any, to finance the operations, development and growth of our business. As a result, appreciation of the price of our common stock, which may never occur, will provide a return to shareholders. Investors seeking cash dividends should not invest in our common stock. We have on two occasions distributed equity securities to our shareholders as a special stock dividend: 17,830,305 shares of ZIOPHARM common stock were distributed in June 2015 and 1,776,557 shares of AquaBounty common stock were distributed in January 2017. However, it is possible that we may never declare a special dividend again and shareholders should not rely upon potential future special dividends as a source of return on their investment.
Our stock price is volatile and purchasers of our common stock could incur substantial losses.
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our collaborators regarding their own performance, as well as industry conditions and general financial, economic and political instability. From January 1, 2015 through February 15, 2017, our common stock has traded as high as $69.45 per share and as low as $18.52 per share. The stock market in general as well as the market for biopharmaceutical companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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
If our executive officers and directors choose to act together, they may be able to control our management and operations, acting in their own best interests and not necessarily those of other shareholders.
As of December 31, 2016, our executive officers and directors owned approximately 55 percent of our voting common stock, including shares subject to outstanding options and warrants. As a result, these shareholders, acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, as well as our management and affairs. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders. This concentration of ownership control may:

•	delay, defer or prevent a change in control;

•	entrench our management and/or the board of directors; or

•	impede a merger, consolidation, takeover or other business combination involving us that other shareholders may desire.
We have engaged in transactions with companies in which Randal J. Kirk, our Chief Executive Officer, and his affiliates have an interest.
We have engaged in a variety of transactions, including ECCs, with companies in which Mr. Kirk and affiliates of Mr. Kirk have a direct or indirect interest. See Notes 5 and 18 in our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a discussion of such transactions. For example, we are party to a services agreement with Third Security for which Third Security provides certain services to us in return for a monthly fee of shares of our common stock. Mr. Kirk serves as the Senior Managing Director and Chief Executive Officer of Third Security and owns 100 percent of the equity interests of Third Security. We believe that each of these transactions was on terms no less favorable to us than terms we could have obtained from unaffiliated third parties, and each of these transactions was approved by at least a majority of the disinterested members of the audit committee of our board of directors. In addition, subsequent to our consummation of the ECCs with ZIOPHARM, Oragenics, Inc., Synthetic Biologics, Inc., Soligenix, Inc., Agilis Biotherapeutics LLC, and OvaScience, Mr. Kirk and his affiliates invested in these companies. Furthermore, as we execute on these ECCs or JVs going forward, a conflict may arise between our interests and those of Mr. Kirk and his affiliates. We will continue to ensure that all future transactions, if any, between us and our officers, directors, principal shareholders and their affiliates, are approved by the audit committee or a majority of the independent and disinterested members of the board of directors in accordance with our written related person transaction policy, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.
As of December 31, 2016, Randal J. Kirk controlled approximately 52 percent of our common stock and is able to control or significantly influence corporate actions, which may result in Mr. Kirk taking actions contrary to the desires of our other shareholders.
We have historically been controlled, managed and principally funded by Randal J. Kirk, our Chief Executive Officer, and affiliates of Mr. Kirk. As of December 31, 2016, Mr. Kirk and shareholders affiliated with him beneficially owned approximately 52 percent of our voting stock. Mr. Kirk is able to control or significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of Mr. Kirk may not always coincide with the interests of other shareholders, and he may take actions that advance his personal interests and are contrary to the desires of our other shareholders.
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
In addition, as of December 31, 2016, there were 11,640,383 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. Shares issuable upon the exercise of such options can be freely sold in the public market upon issuance and once vested.

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
We establish the geographic locations of our research and development operations based on proximity to the relevant market expertise and access to available talent pools. The following table shows information about our primary lab operations as of December 31, 2016:

Location	Square Footage
Germantown, Maryland	56,258
Davis, California	40,000
South San Francisco, California	29,409
San Diego, California	23,409
Budapest, Hungary	18,116
Campinas, Brazil	17,728
Oxford, England	10,000
Ghent, Belgium	8,611
Our primary domestic production facilities are located in Sioux Center, Iowa, and include approximately 274,000 square feet of production and office facilities and approximately 380 acres of land. The land and production facilities are primarily used for embryo transfer and in vitro fertilization processes, as well as housing livestock used in such processes. We also lease or own regional production facilities and land in Maryland, Missouri, New York, Oklahoma, South Dakota and Texas for these purposes. Additionally, we have commenced initial scale up of commercial production of our non-browning apples in Washington and our genetically engineered mosquitoes in Piracicaba, Brazil, in anticipation of generating future revenues.
We lease an additional 43,000 square feet of administrative offices in South San Francisco, California; West Palm Beach, Florida; Germantown, Maryland; and Blacksburg, Virginia. The original terms of our leases range from one to seven years. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments."

Item 3.	Legal Proceedings
We are involved in litigation or legal matters incidental to our business activities.
In May 2016, two putative shareholder class action lawsuits, captioned Hoffman v. Intrexon Corporation et al. and Gibrall v. Intrexon Corporation et al., were filed in the U.S. District Court for the Northern District of California on behalf of purchasers of our common stock between May 12, 2015 and April 20, 2016, or the Class Period. In July 2016, the court consolidated the lawsuits and appointed a lead plaintiff. The consolidated amended complaint names as defendants us and certain of our current and former officers, or the Defendants. It alleges, among other things, that the Defendants made materially false and/or misleading statements during the Class Period with respect to our business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs' claims are based in part upon allegations in a report published in April 2016 on the Seeking Alpha financial blog. The plaintiffs seek compensatory damages, interest and an award of reasonable attorneys' fees and costs. The Defendants moved to dismiss the case. On February 24, 2017, the court granted our motion to dismiss the lawsuit on the grounds that plaintiff failed to state a claim, while granting plaintiff leave to amend. Any such amended complaint must be filed by the plaintiff within 30 days. We intend to continue to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this case.
In July 2016, a putative shareholder derivative action captioned Basile v. Kirk et al. was filed in the Circuit Court of Fairfax County, Virginia, against certain of our directors, our CEO, and Third Security, and naming us as a nominal defendant. The complaint alleges causes of action for breaches of fiduciary duty and unjust enrichment relating to the entry by us into the Services Agreement with Third Security. The plaintiff seeks, among other things, damages in an unspecified amount, disgorgement of improper benefits, appropriate equitable relief, and an award of attorney fees and other costs and expenses. The complaint is substantially similar to two separate demands made by shareholders concerning the Services Agreement and Mr. Kirk's compensation. Our board of directors appointed a Special Litigation Committee, or the SLC, consisting of independent directors to investigate the claims and allegations made in the derivative action and in the two shareholder demands and to decide on our behalf whether the claims and allegations should be pursued. The Basile case was stayed pending the report of the SLC. In November 2016, the SLC completed its review and evaluation and unanimously determined that the claims were without merit because the compensation arrangements were the result of an informed and disinterested decision-making process and were fair to the Company, and that prosecution of the asserted claims was not in our or our shareholders'

best interest. Based upon the determination of the SLC, on February 24, 2017 we moved to dismiss the court action pursuant to Virginia statute. There can be no assurance, however, regarding the ultimate outcome of the case.
In addition to the shareholder demands described above, in June and July 2016, two shareholders made separate demands under Virginia law demanding that we file suit against certain of our current officers and directors for alleged breaches of fiduciary duty and other claims. The demands were based upon and asserted the allegations previously published in April 2016 in the Seeking Alpha financial blog. In July 2016, our board of directors authorized the SLC to expand its review to include all such allegations. In February 2017, the SLC completed its review and evaluation and unanimously determined that there was no basis for any of the allegations, that our officers and directors did not breach their fiduciary duties or any other applicable law, and that prosecution of the asserted claims was not in our or our shareholders' best interest.
The Division of Enforcement, U.S. Securities and Exchange Commission is conducting an investigation which we believe concerns certain issues raised by the foregoing matters. We have met with the SEC staff and are voluntarily cooperating with their investigation. Our board of directors has authorized the SLC to monitor our interaction with the SEC staff.
While the outcome of these matters cannot be predicted with certainty, we do not currently expect that any of these matters will have a material adverse effect on our business or financial position. However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on our results of operations for a particular fiscal reporting period could be material.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock trades on the NYSE under the symbol "XON". The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NYSE:

	High	Low
Year Ended December 31, 2016
Fourth Quarter	$32.90	$24.01
Third Quarter	30.56	22.88
Second Quarter	38.60	22.81
First Quarter	40.24	18.52
Year Ended December 31, 2015
Fourth Quarter	$43.76	$27.52
Third Quarter	69.45	28.39
Second Quarter	51.44	37.30
First Quarter	50.98	25.23
As of February 15, 2017, we had 237 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Dividends
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future. We have on two occasions distributed equity securities of other companies we owned to our shareholders as a special stock dividend: 17,830,305 shares of ZIOPHARM common stock were distributed in June 2015 and 1,776,557 shares of AquaBounty common stock were distributed in January 2017. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, provisions of applicable law and other factors that our board of directors deems relevant.
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
The following graph shows a comparison from August 8, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2016 of the cumulative total return for our common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the NYSE MKT ARCA Biotechnology Index. The graph assumes that $100 was invested at the market close on August 8, 2013 in the common stock of Intrexon Corporation, the S&P 500 Index and the NYSE MKT ARCA Biotechnology Index and data for the S&P 500 Index and the NYSE MKT ARCA Biotechnology Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Company / Index	Base Period 8/8/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Intrexon Corporation	$100.00	$95.79	$96.24	$106.31	$101.62	$75.13	$111.32
S&P 500 Index	100.00	99.38	109.82	111.81	117.66	118.99	124.86
NYSE MKT ARCA Biotechnology Index	100.00	103.12	110.29	122.45	131.51	146.60	163.14

Company / Index	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Intrexon Corporation	$183.46	$198.01	$129.03	$122.34	$137.51	$99.86	$113.69	$98.60
S&P 500 Index	126.04	126.39	118.26	126.59	128.29	131.44	136.50	141.72
NYSE MKT ARCA Biotechnology Index	189.33	198.84	162.87	181.72	141.07	144.32	160.93	147.87
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
(a) Sales of Unregistered Securities
From January 1, 2016 through December 31, 2016, we consummated the following transactions involving the issuance of unregistered securities:

•
the issuance of 337,163 unregistered shares of our common stock during 2016, as payment under the Services Agreement entered into and effective as of November 1, 2015, as amended, by and between us and Third Security as previously discussed in our Current Report on Form 8-K filed on October 30, 2015;

•
the issuance of 136,340 unregistered shares of our common stock on February 25, 2016 in connection with our acquisition of the assets of Old EnviroFlight as previously disclosed in our Quarterly Report on Form 10-Q filed on May 10, 2016; and

•
the issuance of 59,337 unregistered shares of our common stock on October 14, 2016 as consideration for the achievement of a milestone in connection with our acquisition of the assets of Old EnviroFlight.

•
On September 22, 2016, pursuant to NYSE Rule 303A.08 and in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, we granted Geno Germano an employment inducement award in connection with Mr. Germano's appointment as President, as previously disclosed in our Quarterly Report for Form 10-Q filed on November 9, 2016. The inducement award was a stock option award of 1,000,000 shares at an exercise price of $29.94. The award vests in four equal annual installments beginning on June 1, 2017. The award is subject to accelerated vesting in certain situations and expires on May 31, 2026. The award will generally be subject to the same terms and conditions as apply to awards granted under the 2013 Omnibus Incentive Plan. No commissions or other remuneration was paid in connection with the grant of the award.

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
The following tables set forth our selected consolidated financial data for the periods and as of the dates indicated. You should read the following selected consolidated financial data in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Annual Report.
The selected consolidated financial data set forth below as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015 and 2014, are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data set forth below as of December 31, 2014, 2013, and 2012, and for the years ended December 31, 2013 and 2012, are derived from our audited consolidated financial statements contained in reports previously filed with the SEC, not included herein. Our audited and unaudited consolidated financial statements have been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.

Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our results for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share amounts)
Statement of Operations Data:
Collaboration and licensing revenues	$109,871	$87,821	$45,212	$23,525	$13,706
Product revenues	36,958	41,879	11,481	164	—
Service revenues	43,049	42,923	14,761	—	—
Total revenues	190,926	173,605	71,930	23,760	13,774
Total operating expenses	316,092	320,469	141,892	81,783	88,931
Operating loss	(125,166)	(146,864)	(69,962)	(58,023)	(75,157)
Net loss	(190,274)	(87,994)	(85,616)	(40,908)	(81,874)
Net loss attributable to noncontrolling interests	3,662	3,501	3,794	1,928	—
Net loss attributable to Intrexon	(186,612)	(84,493)	(81,822)	(38,980)	(81,874)
Accretion of dividends on redeemable convertible preferred stock	—	—	—	(18,391)	(21,994)
Net loss attributable to common shareholders	(186,612)	(84,493)	(81,822)	(57,371)	(103,868)
Net loss attributable to common shareholders per share, basic and diluted	$(1.58)	$(0.76)	$(0.83)	$(1.40)	$(18.77)
Weighted average shares outstanding, basic and diluted	117,983,836	111,066,352	99,170,653	40,951,952	5,533,690

	December 31,
	2016	2015(4)	2014(3)	2013(2)	2012
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$62,607	$135,782	$27,466	$49,509	$10,403
Short-term and long-term investments	180,595	207,975	115,608	188,561	260
Equity securities	23,522	83,653	164,889	141,525	83,116
Investment in preferred stock	129,545	—	—	—	—
Total assets	949,068	982,046	576,272	469,472	151,646
Deferred revenue, current and non-current	310,142	197,729	113,209	73,571	58,636
Other liabilities(1)	69,678	79,431	53,774	14,558	7,904
Redeemable convertible preferred stock	—	—	—	—	406,659
Total Intrexon shareholders' equity (deficit)	560,237	694,078	384,761	366,722	(321,553)
Noncontrolling interests	9,011	10,808	24,528	14,621	—
Total equity (deficit)	569,248	704,886	409,289	381,343	(321,553)

(1)
Other liabilities include $7,948, $8,528, $10,369 and $1,653 of long term debt as of December 31, 2016, 2015, 2014 and 2013, respectively; and $8,801, $15,629 and $20,485 of deferred consideration as of December 31, 2016, 2015 and 2014, respectively.

(2)
In 2013, we acquired ownership interests in AquaBounty and Biological & Popular Culture, Inc., or BioPop, which resulted in our gaining control over these entities, resulting in consolidation effective on the respective acquisition dates.

(3)	In 2014, we acquired Medistem, Inc. and Trans Ova and began including the results of their operations effective on the respective acquisition dates.

(4)	In 2015, we acquired ActoGeniX NV, or ActoGeniX, Okanagan, and Oxitec and began including the results of their operations effective on the respective acquisition dates.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Sources of revenue
We derive our collaboration and licensing revenues through the execution of agreements with counterparties for the development and commercialization of products enabled by our technologies. Generally, the terms of these collaborations provide that we receive some or all of the following: (i) technology access fees upon signing; (ii) reimbursements of costs incurred by us for our research and development and/or manufacturing efforts related to specific applications provided for in the collaboration; (iii) milestone payments upon the achievement of specified development, regulatory and commercial activities; and (iv) royalties on sales of products arising from the collaboration.
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
We generate product and service revenues primarily through sales of products or services which are created from technologies developed or owned by us. Our current offerings include sales of advanced reproductive technologies, including our bovine embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) services have been rendered or delivery has occurred such that risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collection from the customer is reasonably assured.
In future periods, our revenues will depend on the number of collaborations to which we are party, the advancement and creation of programs within our collaborations and the extent to which our collaborators bring products enabled by our technologies to market. Our revenues will also depend upon our ability to maintain or improve the volume and pricing of our current product and service offerings and to develop new offerings from the various technologies of our subsidiaries. Our future revenues may also include additional revenue streams we may acquire through mergers and acquisitions. In light of our limited operating history and experience, there can be no assurance as to the timing, magnitude and predictability of revenues to which we might be entitled.
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
The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies, the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators and licensees, or costs incurred to expand or otherwise improve our products and services for the years ended December 31, 2016, 2015, and 2014. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies, specific applications of our technologies in support of current or prospective collaborators and licensees, or expanding or improving our product and services offerings. Research and development expenses for the year ended December 31, 2015 include a $59.6 million payment in our common stock for an exclusive license to certain technologies owned by MD Anderson to be used in the expansion and improvement of our platform technologies.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Expansion or improvement of our platform technologies	$12,195	$75,779	$13,858
Specific applications of our technologies in support of current and prospective collaborators and licensees	62,960	41,306	26,643
Expansion or improvement of our product and service offerings	17,585	10,537	4,730
Other	19,395	19,861	13,752
Total research and development expenses	$112,135	$147,483	$58,983
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
We expect that our SG&A expenses will increase as we continue to operate as a public company and expand our operations. We believe that these increases will likely include costs related to the hiring of additional personnel and increased fees for business development functions, costs associated with defending the Company in litigation matters, the costs of outside consultants and other professional services, including costs to comply with corporate governance, internal controls and similar requirements applicable to public companies. SG&A expenses may also increase as a result of ongoing operations which we might assume through mergers and acquisitions.
Other income (expense), net
We hold equity securities and preferred stock received and/or purchased from certain collaborators. Other than investments accounted for using the equity method discussed below, we elected the fair value option to account for our equity securities and preferred stock held in these collaborators. These equity securities and preferred stock are recorded at fair value at each reporting date. Unrealized appreciation (depreciation) resulting from fair value adjustments are reported as other income (expense) in the consolidated statement of operations. As such, we bear the risk that fluctuations in the securities' share prices may significantly impact our results of operations. In June 2015, we recorded a realized gain related to the distribution of all our shares of ZIOPHARM to our shareholders as a special stock dividend.
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
Equity in net income (loss) of affiliates
Equity in net income or loss of affiliates is our pro-rata share of our equity method investments' operating results, adjusted for accretion of basis difference. We have accounted for investments in our JVs and start-up entities backed by Harvest using the equity method of accounting since we have the ability to exercise significant influence, but not control, over the operating activities of these entities.

Results of operations
Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar Change	Percent Change
	2016	2015
	(In thousands)
Revenues
Collaboration and licensing revenues	$109,871	$87,821	$22,050	25.1%
Product revenues	36,958	41,879	(4,921)	(11.8)%
Service revenues	43,049	42,923	126	0.3%
Other revenues	1,048	982	66	6.7%
Total revenues	190,926	173,605	17,321	10.0%
Operating expenses
Cost of products	37,709	40,746	(3,037)	(7.5)%
Cost of services	23,930	23,183	747	3.2%
Research and development	112,135	147,483	(35,348)	(24.0)%
Selling, general and administrative	142,318	109,057	33,261	30.5%
Total operating expenses	316,092	320,469	(4,377)	(1.4)%
Operating loss	(125,166)	(146,864)	21,698	(14.8)%
Total other income (expense), net	(47,865)	68,830	(116,695)	(169.5)%
Equity in loss of affiliates	(21,120)	(8,944)	(12,176)	136.1%
Loss before income taxes	(194,151)	(86,978)	(107,173)	123.2%
Income tax benefit (expense)	3,877	(1,016)	4,893	>200%
Net loss	(190,274)	(87,994)	(102,280)	116.2%
Net loss attributable to noncontrolling interests	3,662	3,501	161	4.6%
Net loss attributable to Intrexon	$(186,612)	$(84,493)	$(102,119)	120.9%

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenue recognized for the years ended December 31, 2016 and 2015, together with the changes in those items. See Note 5 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further discussion of our collaboration and licensing revenues.

	Year Ended December 31,		Dollar Change
	2016	2015
	(In thousands)
ZIOPHARM Oncology, Inc.	$33,836	$19,306	$14,530
Oragenics, Inc.	2,752	6,535	(3,783)
Fibrocell Science, Inc.	5,942	12,179	(6,237)
Genopaver, LLC	6,117	3,829	2,288
S & I Ophthalmic, LLC	6,141	4,115	2,026
OvaXon, LLC	2,934	2,540	394
Intrexon Energy Partners, LLC	17,552	13,447	4,105
Persea Bio, LLC	1,278	1,241	37
Ares Trading S.A.	10,192	4,728	5,464
Thrive Agrobiotics, Inc.	1,714	266	1,448
Intrexon Energy Partners II, LLC	3,169	167	3,002
Exotech Bio, Inc.	792	—	792
Relieve Genetics, Inc.	1,239	—	1,239
Intrexon T1D Partners, LLC	1,908	—	1,908
AD Skincare, Inc.	695	—	695
Genten Therapeutics, Inc.	386	—	386
CRS Bio, Inc.	148	—	148
Other	13,076	19,468	(6,392)
Total	$109,871	$87,821	$22,050
Collaboration and licensing revenues increased $22.1 million over the year ended December 31, 2015 due to (i) the recognition of deferred revenue for upfront payments received from collaborations signed by us in 2016, including the consideration received in June 2016 from ZIOPHARM to amend the collaborations between us; and (ii) increased research and development services for these collaborations and for the expansion of programs or the addition of new programs with previously existing collaborators, including ZIOPHARM, Genopaver, LLC, or Genopaver, Ares Trading, and our JVs with S & I Ophthalmic and Intrexon Energy Partners. This increase is partially offset by the recognition in 2015 of previously deferred revenue related to collaboration agreements for which we satisfied all of our obligations or which were terminated during 2015.
Product revenues and gross margin
Product revenues decreased $4.9 million, or 12 percent, from the year ended December 31, 2015. The decrease in product revenues and gross margin primarily relates to a decrease in the quantities of pregnant cows, livestock previously used in production and live calves sold due to lower customer demand for these products and also due to a decline in average sales price of livestock previously used in production.
Service revenues and gross margin
Revenues and gross margin on services were consistent year over year as anticipated.
Research and development expenses
Research and development expenses decreased $35.3 million, or 24 percent, from the year ended December 31, 2015. The decrease is due primarily to the inclusion in 2015 of a $59.6 million payment in common stock for an exclusive license to certain technologies owned by MD Anderson. This decrease was partially offset by increases in (i) salaries, benefits and other personnel costs for research and development employees, (ii) lab supplies and consulting expenses, and (iii) depreciation and amortization. Salaries, benefits and other personnel costs increased $7.3 million due to (i) an increase in research and development headcount to support new and expanded collaborations and (ii) a full year of costs for research and development employees assumed in our 2015 acquisitions. Lab supplies and consulting expenses increased $10.6 million as a result of (i) the progression into the preclinical phase with certain of our collaborators, (ii) the increased level of research and development services provided to our collaborators, and (iii) a full year of compensation costs incurred for employees assumed in our 2015 acquisitions. Depreciation and amortization increased $5.7 million primarily as a result of (i) inclusion of a full year of depreciation and amortization on property, equipment and intangible assets from our 2015 acquisitions and (ii) a full year of amortization of AquaBounty's intangible assets which commenced upon regulatory approval in November 2015.
Selling, general and administrative expenses
SG&A expenses increased $33.3 million, or 31 percent, over the year ended December 31, 2015. Salaries, benefits and other personnel costs for SG&A employees increased $3.2 million due to (i) increased headcount, including the hiring of two new executive officers and additional business development professionals; (ii) a full year of non-cash compensation paid to our CEO pursuant to the compensation agreement into which we entered in November 2015; and (iii) a full year of salaries, benefits and other personnel costs for employees assumed in our 2015 acquisitions. These increases were partially offset by a decrease in performance-based cash incentives for our executive officers in 2016. Legal and professional expenses increased $18.6 million primarily due to (i) a full year of non-cash consulting expenses pursuant to our services agreement with Third Security into which we entered in November 2015; (ii) expenses incurred to support domestic and international government affairs for regulatory and other approvals necessary to commercialize our products and services; (iii) increased legal fees to defend ongoing litigation; and (iv) incremental costs incurred to support our 2015 acquisitions and other business development activities. In 2016, we also recorded $4.3 million in litigation expenses arising from the entrance of a court order in our trial with XY, LLC, or XY.
Total other income (expense), net
Total other income (expense), net, decreased $116.7 million, or 170 percent, from the year ended December 31, 2015. This decrease was attributable to the $81.4 million realized gain recognized upon the special stock dividend of all of our shares of ZIOPHARM to our shareholders in June 2015 and the decrease in fair value of our equity securities portfolio. These decreases were partially offset by preferred stock dividend income received from ZIOPHARM.
Equity in net loss of affiliates
Equity in net loss of affiliates increased $12.2 million, or 136 percent, over the year ended December 31, 2015. The increase is due to the addition of our new JVs entered into in 2016, including our investments in start-up entities backed by Harvest, as well as additional expenses incurred by our other JVs as their programs continue to progress.

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

	Year Ended December 31,		Dollar Change
	2015	2014
	(In thousands)
ZIOPHARM Oncology, Inc.	$19,306	$14,621	$4,685
Oragenics, Inc.	6,535	1,643	4,892
Fibrocell Science, Inc.	12,179	6,192	5,987
Genopaver, LLC	3,829	1,783	2,046
S & I Ophthalmic, LLC	4,115	2,832	1,283
OvaXon, LLC	2,540	2,799	(259)
Intrexon Energy Partners, LLC	13,447	6,102	7,345
Persea Bio, LLC	1,241	—	1,241
Ares Trading S.A.	4,728	—	4,728
Thrive Agrobiotics, Inc.	266	—	266
Intrexon Energy Partners II, LLC	167	—	167
Other	19,468	9,240	10,228
Total	$87,821	$45,212	$42,609
Collaboration and licensing revenues increased $42.6 million over the year ended December 31, 2014 due to (i) the recognition of deferred revenue for upfront payments received from our license and collaboration agreement with Ares Trading, which became effective in May 2015, and from other collaborations signed by us in 2015; (ii) increased research and development services performed for both new collaborations and for the expansion or addition of new programs with previously existing collaborators, including primarily ZIOPHARM, Fibrocell Science, Inc., Genopaver, and Intrexon Energy Partners; and (iii) the recognition of $16.0 million of previously deferred revenue related to collaboration agreements for which we satisfied all of our obligations or which were terminated in 2015.
Product revenues and gross margin
Product revenues increased $30.4 million, or 265 percent, over the year ended December 31, 2014. This increase relates primarily to the inclusion of a full year of results for Trans Ova in 2015 versus approximately four and a half months of results in 2014 since the acquisition occurred in August 2014.
Service revenues and gross margin
Service revenues increased $28.1 million, or 191 percent, over the year ended December 31, 2014. This increase relates primarily to the inclusion of a full year of results for Trans Ova in 2015 versus approximately four and a half months of results in 2014 since the acquisition occurred in August 2014.
Research and development expenses
Research and development expenses increased $88.5 million, or 150 percent, over the year ended December 31, 2014. In January 2015, we issued 2,100,085 shares of our common stock valued at $59.6 million to MD Anderson, in exchange for an exclusive license to certain technologies owned by MD Anderson. Salaries, benefits and other personnel costs increased $12.5 million due to (i) an increase in research and development headcount to support new and expanded collaborations, as well as additional compensation expenses related to stock options and performance-based bonus awards for all research and development employees; and (ii) increased headcount from our 2015 acquisitions. Lab supplies and contract research organizations expenses increased $8.2 million as a result of (i) the progression into the preclinical phase with certain of our collaborators; (ii) the increased level of research and development services provided to our collaborators; and (iii) costs incurred by our 2015 acquisitions. Depreciation and amortization increased $4.0 million primarily as a result of acquiring property and equipment and intangible assets in connection with our 2015 acquisitions.
Selling, general and administrative expenses
SG&A expenses increased $45.5 million, or 72 percent, over the year ended December 31, 2014. Salaries, benefits and other personnel costs increased $28.0 million due to (i) the inclusion of SG&A employees of Trans Ova for a full year in 2015 compared to approximately four and a half months in 2014; (ii) increased headcount to support our expanding operations, as well as additional compensation expenses related to stock options and performance-based bonus awards, including those paid under our 2015 annual executive bonus plan, for all SG&A employees; and (iii) salaries, benefits and other personnel costs from our 2015 acquisitions. Legal and professional expenses increased $7.0 million primarily due to costs associated with our 2015 acquisitions, the license agreement with MD Anderson, a full year of legal and professional costs for Trans Ova, our 2015 public offerings, and other business development activity. Other SG&A expenses, including rent and utilities, and depreciation and amortization, have increased in 2015 as a result of our expanding operations, a full year of Trans Ova expenses, and expenses from our 2015 acquisitions.
Total other income (expense), net
Total other income (expense), net, increased $79.3 million, or 756 percent, over the year ended December 31, 2014. This increase was primarily related to the $81.4 million realized gain recognized upon the special stock dividend of all of our shares of ZIOPHARM to our shareholders in June 2015 which was partially offset by unrealized depreciation in fair value of our other publicly traded equity securities for the year ended December 31, 2015.
Equity in net loss of affiliates
Equity in net loss of affiliates increased $3.7 million, or 70 percent, over the year ended December 31, 2014. The increase was primarily due to higher net losses incurred by Intrexon Energy Partners in 2015. Intrexon Energy Partners incurred a full year of losses in 2015 at a higher spend rate due to the program progression compared to only nine months in 2014 when the program was scaling up.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception and as of December 31, 2016, we had an accumulated deficit of $729.3 million. From our inception through December 31, 2016, we have funded our operations principally with proceeds received from private and public offerings, cash received from our collaborators and through product and service sales made directly to customers. As of December 31, 2016, we had cash and cash equivalents of $62.6 million and short-term and long-term investments of $180.6 million. Cash in excess of immediate requirements is invested primarily in money market funds, certificates of deposits and U.S. government debt securities in order to maintain liquidity and preserve capital.
We currently generate cash receipts primarily from technology access fees, reimbursement of research and development services performed by us and sales of products and services.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$(55,975)	$35,669	$(19,858)
Investing activities	(28,392)	(260,811)	(26,029)
Financing activities	12,065	333,249	24,004
Effect of exchange rate changes on cash and cash equivalents	(873)	209	(160)
Net increase (decrease) in cash and cash equivalents	$(73,175)	$108,316	$(22,043)

Cash flows from operating activities:
In 2016, our net loss of $190.3 million, after consideration of significant noncash items of (i) $58.9 million of unrealized and realized losses on our equity securities and preferred stock, (ii) $42.2 million of stock-based compensation expense, (iii) $24.6 million of depreciation and amortization expense, (iv) $21.1 million of equity in net loss of affiliates, (v) $10.8 million of shares issued as payment for services, and (vi) $7.4 million of noncash dividend income was $40.1 million. Additionally, we had a $17.7 million net increase in our operating assets and liabilities primarily as a result of the recognition of previously deferred revenue, partially offset by a $10.0 million technology access fee received in cash pursuant to a new collaboration. During 2015, we received net cash receipts for technology access fees of $85.5 million pursuant to new collaborations with Ares Trading, ZIOPHARM, and Intrexon Energy Partners II. Our net loss of $88.0 million, after deduction of noncash items of (i) $59.6 million of common stock issued to MD Anderson for the in-license of certain technologies, (ii) $38.7 million of stock-based compensation expense and (iii) $17.7 million of depreciation and amortization expense and the addition of $66.9 million of noncash unrealized and realized gains on our equity securities was $38.9 million. During 2014, our $85.6 million net loss, after deduction of noncash items of (i) $10.5 million of unrealized depreciation on our equity securities, (ii) $21.8 million of stock-based compensation expense and (iii) $10.4 million of depreciation and amortization expense was $42.9 million. This amount was partially offset by the receipt of a $25.0 million technology access fee from our ECC with Intrexon Energy Partners.
Cash flows from investing activities:
During 2016, we used $31.6 million for purchases of property, plant and equipment; $11.5 million for investments in our JVs; $7.2 million to acquire the assets of Old EnviroFlight; $3.0 million for the issuances of notes receivable; $2.3 million for purchases of equity securities and warrants of certain of our collaborators, and we received $26.7 million of net proceeds from the maturity and sale of short-term and long-term investments. During 2015, we used $123.9 million, net of cash received, for the acquisitions of ActoGeniX, Okanagan and Oxitec; $93.6 million for net purchases of short-term and long-term investments; $17.1 million for the purchase of equity securities and warrants pursuant to public financings by three of our collaborators; $13.4 million for investments in our JVs, and $12.7 million for purchases of property, plant and equipment. During 2014, we received net proceeds from the maturity and sale of short-term and long-term investments of $71.6 million. These net proceeds were offset by net cash outflows of $67.6 million for the acquisitions of Trans Ova and Medistem, Inc., the purchase of $19.5 million common stock from one of our collaborators and $6.4 million in purchases of property, plant and equipment.
Cash flows from financing activities:
During 2016, we received $19.2 million from stock option exercises and paid $6.7 million of deferred consideration to former shareholders of an acquired business. During 2015, we received $328.2 million of net proceeds from our public offerings in January and August. During 2014, we received $25.0 million of proceeds from the private placement of our common stock which closed in March 2014 and $1.5 million of proceeds from stock option exercises. These cash inflows were offset by $1.8 million of net payments on lines of credit used by Trans Ova.
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
We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of upfront, milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	our ability to maintain or improve the volume and pricing of our current product and service offerings and to develop new offerings, including those which may incorporate new technologies;

•	the timing, receipt and amount of funding under future government contracts, if any;

•	our ability to maintain and establish additional collaborative arrangements and/or new business initiatives;

•	the timing of regulatory approval of products of our collaborations and operations;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	investments we may make in current and future collaborators, including JVs;

•	strategic mergers and acquisitions, including both the upfront acquisition cost as well as the cost to integrate, maintain, and expand the strategic target; and

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes.
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
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments as of December 31, 2016 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$47,473	$5,503	$11,289	$10,502	$20,179
Deferred consideration	8,801	8,801	—	—	—
Purchase commitments	7,205	2,401	4,804	—	—
Long term debt	6,052	386	773	1,101	3,792
Contingent consideration	2,081	—	2,081	—	—
Total	$71,612	$17,091	$18,947	$11,603	$23,971
In addition to the obligations in the table above, as of December 31, 2016 we also have the following significant contractual obligations described below.
In conjunction with the formation of our JVs, we committed to making future capital contributions of at least $45.0 million to the JVs, subject to certain conditions and limitations. As of December 31, 2016, our remaining capital contribution commitments to our JVs were $28.9 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
We are also party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products which incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. As of December 31, 2016, we had research and development commitments with third parties totaling $10.6 million that had not yet been incurred.
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
In conjunction with a prior transaction associated with Trans Ova's subsidiary, ViaGen, in September 2012, we may be obligated to make certain future contingent payments to the former equity holders of ViaGen, up to a total of $3.0 million if certain revenue targets, as defined in the share purchase agreement, are met. This amount is not included in the table above due to the uncertainty of when we will make any of these future payments, if ever.
In January 2009, AquaBounty was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. Amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. AquaBounty has claimed all amounts available under the grant, resulting in total long-term debt of $1.9 million on our consolidated financial statements as of December 31, 2016. This amount is not included in the table above due to the uncertainty of the timing of repayment.
Net operating losses
As of December 31, 2016, we had net operating loss carryforwards of approximately $253.0 million for U.S. federal income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of $7.5 million, prior to consideration of annual limitations that may be imposed under Section 382. These carryforwards begin to expire in 2022. Our direct foreign subsidiaries have foreign loss carryforwards of approximately $119.2 million, most of which do not expire.
Our past issuances of stock and mergers and acquisitions have resulted in ownership changes within the meaning of Section 382. As a result, the utilization of portions of our net operating losses may be subject to annual limitations. As of December 31, 2016, approximately $15.1 million of our domestic net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1.5 million. As of December 31, 2016, approximately $18.6 million of domestic net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
We do not file a consolidated income tax return with AquaBounty and BioPop. As of December 31, 2016, AquaBounty had loss carryforwards for federal and foreign income tax purposes of approximately $22.2 million and $12.9 million, respectively, and foreign research tax credits of $2.4 million available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382 or analogous foreign provisions. These carryforwards will begin to expire in 2018. As a result of our ownership in AquaBounty passing 50 percent in 2013, an annual Section 382 limitation of approximately $0.9 million per year will apply to losses and credits carried forward by AquaBounty from prior years, which are also subject to prior Section 382 limitations. As of December 31, 2016, BioPop had loss carryforwards of approximately $1.4 million for federal income tax purposes available to offset future taxable income.
Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, other than operating leases as mentioned above, as defined under SEC rules.

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
Consideration received is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. When available, the relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of the selling price or third-party evidence of the selling price, if VSOE does not exist. If neither VSOE nor third-party evidence of the selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. We recognize the revenue allocated to each unit of accounting as we deliver the related goods or services. If we determine that certain deliverables should be treated as a single unit of accounting, then the revenue is recognized using either a proportional performance or straight-line method, depending on whether we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and whether such performance obligations are provided on a best-efforts basis. As we cannot reasonably estimate our performance obligations related to our collaborations, we recognize revenue on a straight-line basis over the period we expect to complete our performance obligations, which is reevaluated each reporting period.
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
We recognized $109.9 million, $87.8 million and $45.2 million of collaboration and licensing revenues in the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, we have $297.9 million and $181.3 million, respectively, of deferred revenue related to our receipt of upfront and milestone payments.
We generate product and service revenues primarily through sales of products or services which are created from technologies developed or owned by us. Our current offerings include sales of advanced reproductive technologies, including our bovine embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) services have been rendered or delivery has occurred such that risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collection from the customer is reasonably assured. We recognized $77.9 million, $83.4 million, and $25.9 million of these product and service revenues for the years ended December 31, 2016, 2015 and 2014, respectively.
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
We hold equity securities received and/or purchased from certain collaborators. For each collaborator where we own equity securities, we make an accounting policy election to present them either (i) at the fair value at the end of each reporting period or (ii) using the cost or equity method depending on our level of influence. Other than investments accounted for using the equity method, we have elected to account for certain of these equity securities in publicly held collaborators using the fair value option. These equity securities in publicly held collaborators are recorded at fair value at each reporting date and are subject to market price volatility. Unrealized gains and losses resulting from fair value adjustments are reported as other income (expense) in the consolidated statement of operations. The fair value of these equity securities in publicly held collaborators is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these collaborators. As of December 31, 2016 and 2015, our equity securities in our collaborators are valued at $23.5 million and $83.7 million, respectively.
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

We account for investments in which we have the ability to exercise significant influence over, but not control, the operating activities of the investee using the equity method or election of the fair value option. If the fair value option is elected, the investment is accounted for as described for equity securities above. Under the equity method, we include our pro-rata share of the investee's operating results, adjusted for accretion of basis difference, in our consolidated statement of operations with the corresponding increase or decrease applied to the carrying value of the investment. We account for investments in our JVs and start-up entities backed by Harvest using the equity method of accounting since we have the ability to exercise significant influence, but not control, over the operating activities of these entities.
Investment in preferred stock
We hold preferred stock received from one of our collaborators, ZIOPHARM, which may be converted to common stock upon the occurrence of certain events in the future. We elected the fair value option to account for our investment in preferred stock whereby the value of preferred stock is adjusted to fair value as of each reporting date and unrealized gains and losses are reported in the consolidated statement of operations.  This investment is subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of the preferred stock into common stock, the volatility of ZIOPHARM's common stock, and changes in general economic and financial conditions of ZIOPHARM. The investment is classified as noncurrent in the consolidated balance sheet since we do not intend to sell the investment nor expect it to be converted into shares of common stock within one year. As of December 31, 2016, our investment in preferred stock is valued at $129.5 million.
Until such time as we convert the preferred stock into common stock, we are entitled to a monthly dividend payable in additional shares of preferred stock and record dividend income based on the fair value of the preferred shares received. We recorded $7.4 million of dividend income in 2016.
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
Consolidation of variable interest entities
We identify entities that (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities ("VIE" or "VIEs"). We perform an initial and on-going evaluation of the entities with which we have variable interests to determine if any of these entities are VIEs. If an entity is identified as a VIE, we perform an assessment to determine whether we have both: (i) the power to direct activities that most significantly impact the VIE's economic performance, and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE. As of December 31, 2016 and 2015, we determined that certain of our collaborators and JVs were VIEs. We were not the primary beneficiary for these entities since we did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. Our aggregate investment balance of these VIEs as of December 31, 2016 and 2015 was $159.1 million and $3.6 million, respectively, which represents our maximum risk of loss related to the identified VIEs.
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
Stock-based compensation
We record the fair value of stock options issued to employees and non-employees as of the grant date as stock-based compensation expense. Stock-based compensation expense for employees and non-employees is recognized over the requisite service period, which is typically the vesting period. We recorded stock-based compensation expense of $42.2 million, $38.7 million and $21.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. We utilize the Black-Scholes option-pricing model to estimate the grant-date fair value of all stock options. The Black-Scholes option-pricing model requires the use of weighted average assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Because we do not have sufficient history to estimate the expected volatility of our common stock price, expected volatility is based on a blended approach which utilizes the volatility of our common stock and the average volatility of peer public entities that are similar in size and industry. We estimate the expected term of all stock options based on previous history of exercises. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the stock option. The expected dividend yield is 0 percent as we do not expect to declare cash dividends in the near future. The fair value of the underlying common stock is determined based on the quoted market price of our common stock on the NYSE. We estimate forfeitures based on our historical analysis of actual stock option forfeitures. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed and adjusted at least annually. The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2016, 2015 and 2014 are set forth below:

	Year Ended December 31,
	2016	2015	2014
Valuation Assumptions
Expected dividend yield	0%	0%	0%
Expected volatility	59%—60%	59%—62%	62%—64%
Expected term (years)	6.25	6.25	6.25
Risk-free interest rate	1.23%—2.17%	1.56%—1.95%	1.82%—2.14%
We had 11,640,383 options outstanding as of December 31, 2016 of which 3,418,035 were exercisable. We had 11,043,528 options outstanding as of December 31, 2015 of which 2,494,426 were exercisable. Total unrecognized stock-based compensation expense related to non-vested awards as of December 31, 2016 and 2015, was $94.0 million and $113.7 million, respectively, and is expected to be recognized over a weighted-average period of approximately three years. The weighted average grant date fair value for options granted in 2016, 2015 and 2014 was $16.28, $25.96 and $16.40, respectively.
Inventory
The Company has livestock inventory which primarily includes adult female cows which are used in certain production processes and are recorded at acquisition cost using the first-in, first-out method or at market, whichever is lower.  Work-in-process inventory includes allocations of production costs and facility costs on gestating livestock and are recorded at the lower of cost or market.  Significant declines in the price of cows could result in unfavorable adjustments to inventory balances. As of December 31, 2016 and 2015, total inventory was $21.1 million and $26.6 million, respectively.
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

Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $243.2 million and $343.8 million as of December 31, 2016 and 2015, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities and certificates of deposit. The primary objective of our investment activities is to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities and certificates of deposit which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Investments in publicly traded companies' common stock
We have common stock investments in several publicly traded companies that are subject to market price volatility. We have adopted the fair value method of accounting for these investments, except for our investment in AquaBounty as further described below, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income (expense), net for the period. As of December 31, 2016 and December 31, 2015 the original aggregate cost basis of these investments was $104.0 million and $107.2 million, respectively, and the market value was $23.5 million and $83.7 million, respectively. The fair value of these investments is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these companies. The fair value of these investments as of December 31, 2016 would be approximately $25.9 million and $18.8 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2015 would be approximately $92.1 million and $67.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
As of December 31, 2016, the common stock of AquaBounty is traded on the London Stock Exchange. As of December 31, 2016, we owned 4,516,731 shares or approximately 70 percent. The number of shares reflects a 1-for-30 reverse stock split of AquaBounty's common stock which was effective January 4, 2017. The fair value of our investment in AquaBounty as of December 31, 2016 and December 31, 2015 based on AquaBounty's quoted closing price on the London Stock Exchange was $40.1 million and $36.7 million, respectively. The fair value of our investment in AquaBounty as of December 31, 2016 would be approximately $44.1 million and $32.1 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2015 would be approximately $40.4 million and $29.4 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. In January 2017, in order to improve access to capital markets, AquaBounty common stock also commenced trading on the NASDAQ Stock Market.
Investment in publicly traded company's preferred stock
We have a preferred stock investment in ZIOPHARM, a publicly traded company, which may be converted to common stock upon the occurrence of certain events in the future. We have adopted the fair value method of accounting for this investment whereby the value of preferred stock is adjusted to fair value as of each reporting date. As of December 31, 2016, the original aggregate cost basis of this investment, including shares received as dividends, was $127.4 million and the fair value was $129.5 million. The fair value of this investment is subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of the preferred stock into common stock, the volatility of ZIOPHARM's common stock, and changes in general economic and financial conditions of ZIOPHARM. The fair value of this investment as of December 31, 2016 would be approximately $142.5 million and $103.6 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investment.
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
The information required by this Item 8 is contained on pages F-1 through F-56 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report, which is included in Part II Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.
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
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

Item 14.	Principal Accounting Fees and Services
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)
The following consolidated financial statements of Intrexon Corporation and its subsidiaries, and the independent registered public accounting firm reports thereon, are included in Part II, Item 8 of this Annual Report on Form 10-K:

1.	Financial Statements.
Consolidated Financial Statements of Intrexon Corporation and Subsidiaries
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015, and 2014
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2016, 2015, and 2014
Consolidated Statements of Shareholders' and Total Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014
Notes to Consolidated Financial Statements for the Years Ended December 31, 2016, 2015, and 2014

2.	Financial Statement Schedules.
Financial Statements of ZIOPHARM Oncology, Inc.
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2015 and 2014
Statements of Operations for the Years Ended December 31, 2015, 2014, and 2013
Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2015, 2014, and 2013
Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013
Notes to Financial Statements for the Years Ended December 31, 2015, 2014, and 2013
All other financial statement schedules have been omitted because either the required information is not applicable or the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

3.	Exhibits.
The exhibits are listed in the Exhibit Index to this Annual Report.

(b)	Exhibits
The response to this portion of Item 15 is submitted as a separate section to this Annual Report. See Exhibit Index.

(c)	Financial Statement Schedules
The response to Item 15(a)2 is incorporated herein by reference.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 1, 2017

INTREXON CORPORATION

By:	/S/ RANDAL J. KIRK
Randal J. Kirk Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RANDAL J. KIRK	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	3/1/2017
Randal J. Kirk

/S/ RICK L. STERLING	Chief Financial Officer (Principal Accounting and Financial Officer)	3/1/2017
Rick L. Sterling

/S/ CESAR L. ALVAREZ	Director	3/1/2017
Cesar L. Alvarez

/S/ STEVEN FRANK	Director	3/1/2017
Steven Frank

/S/ FRED HASSAN	Director	3/1/2017
Fred Hassan

/S/ JEFFREY B. KINDLER	Director	3/1/2017
Jeffrey B. Kindler

/S/ DEAN J. MITCHELL	Director	3/1/2017
Dean J. Mitchell

/S/ ROBERT B. SHAPIRO	Director	3/1/2017
Robert B. Shapiro

/S/ JAMES S. TURLEY	Director	3/1/2017
James S. Turley

Intrexon Corporation and Subsidiaries
Consolidated Financial Statements
December 31, 2016, 2015 and 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Intrexon Corporation

In our opinion, the consolidated financial statements of Intrexon Corporation listed in the accompanying index present fairly, in all material respects, the financial position of Intrexon Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 1, 2017

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2016 and 2015

(Amounts in thousands, except share data)	2016	2015
Assets
Current assets
Cash and cash equivalents	$62,607	$135,782
Restricted cash	6,987	—
Short-term investments	174,602	102,528
Receivables
Trade, net	21,637	25,101
Related parties	16,793	23,597
Notes, net	1,500	601
Other	2,555	2,995
Inventory	21,139	26,563
Prepaid expenses and other	7,361	6,634
Total current assets	315,181	323,801
Long-term investments	5,993	105,447
Equity securities	23,522	83,653
Investment in preferred stock	129,545	—
Property, plant and equipment, net	64,672	42,739
Intangible assets, net	225,615	247,535
Goodwill	157,175	165,169
Investments in affiliates	23,655	9,977
Other assets	3,710	3,725
Total assets	$949,068	$982,046
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2016 and 2015

(Amounts in thousands, except share data)	2016	2015
Liabilities and Total Equity
Current liabilities
Accounts payable	$8,478	$4,967
Accrued compensation and benefits	6,540	19,050
Other accrued liabilities	15,776	7,949
Deferred revenue	53,364	35,366
Lines of credit	820	561
Current portion of long term debt	386	930
Current portion of deferred consideration	8,801	6,931
Related party payables	440	150
Total current liabilities	94,605	75,904
Long term debt, net of current portion	7,562	7,598
Deferred consideration, net of current portion	—	8,698
Deferred revenue, net of current portion	256,778	162,363
Deferred tax liabilities	17,007	21,802
Other long term liabilities	3,868	795
Total liabilities	379,820	277,160
Commitments and contingencies (Note 17)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of December 31, 2016 and 2015; and 118,688,770 shares and 116,658,886 shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	—
Additional paid-in capital	1,325,780	1,249,559
Accumulated deficit	(729,341)	(542,729)
Accumulated other comprehensive loss	(36,202)	(12,752)
Total Intrexon shareholders' equity	560,237	694,078
Noncontrolling interests	9,011	10,808
Total equity	569,248	704,886
Total liabilities and total equity	$949,068	$982,046
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2016, 2015 and 2014

(Amounts in thousands, except share and per share data)	2016	2015	2014
Revenues
Collaboration and licensing revenues, including $93,792, $77,354, and $41,030 from related parties in 2016, 2015, and 2014, respectively	$109,871	$87,821	$45,212
Product revenues	36,958	41,879	11,481
Service revenues	43,049	42,923	14,761
Other revenues	1,048	982	476
Total revenues	190,926	173,605	71,930
Operating Expenses
Cost of products	37,709	40,746	11,035
Cost of services	23,930	23,183	8,225
Research and development	112,135	147,483	58,983
Selling, general and administrative	142,318	109,057	63,649
Total operating expenses	316,092	320,469	141,892
Operating loss	(125,166)	(146,864)	(69,962)
Other Income (Expense), Net
Unrealized and realized appreciation (depreciation) in fair value of equity securities and preferred stock	(58,894)	66,876	(10,469)
Interest expense	(861)	(1,244)	(666)
Interest and dividend income	10,190	1,884	806
Other income (expense), net	1,700	1,314	(168)
Total other income (expense), net	(47,865)	68,830	(10,497)
Equity in net loss of affiliates	(21,120)	(8,944)	(5,260)
Loss before income taxes	(194,151)	(86,978)	(85,719)
Income tax benefit (expense)	3,877	(1,016)	103
Net loss	$(190,274)	$(87,994)	$(85,616)
Net loss attributable to the noncontrolling interests	3,662	3,501	3,794
Net loss attributable to Intrexon	$(186,612)	$(84,493)	$(81,822)
Net loss attributable to Intrexon per share, basic and diluted	$(1.58)	$(0.76)	$(0.83)
Weighted average shares outstanding, basic and diluted	117,983,836	111,066,352	99,170,653
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2016, 2015 and 2014

(Amounts in thousands)	2016	2015	2014
Net loss	$(190,274)	$(87,994)	$(85,616)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	430	(561)	21
Loss on foreign currency translation adjustments	(23,901)	(12,108)	(33)
Comprehensive loss	(213,745)	(100,663)	(85,628)
Comprehensive loss attributable to the noncontrolling interests	3,683	3,422	3,750
Comprehensive loss attributable to Intrexon	$(210,062)	$(97,241)	$(81,878)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
Years Ended December 31, 2016, 2015 and 2014

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2013	97,053,712	$—	$743,084	$52	$(376,414)	$366,722	$14,621	$381,343
Stock-based compensation expense	—	—	21,692	—	—	21,692	157	21,849
Exercises of stock options and warrants	374,471	—	1,477	—	—	1,477	12	1,489
Contribution of services by shareholder	—	—	1,991	—	—	1,991	—	1,991
Shares issued as payment for services	16,908	—	486	—	—	486	—	486
Shares issued in private placement	972,004	—	25,000	—	—	25,000	—	25,000
Shares issued in acquisitions	2,140,837	—	51,682	—	—	51,682	—	51,682
Adjustments for noncontrolling interests	—	—	(2,411)	—	—	(2,411)	13,488	11,077
Net loss	—	—	—	—	(81,822)	(81,822)	(3,794)	(85,616)
Other comprehensive income (loss)	—	—	—	(56)	—	(56)	44	(12)
Balances at December 31, 2014	100,557,932	—	843,001	(4)	(458,236)	384,761	24,528	409,289
Stock-based compensation expense	—	—	38,507	—	—	38,507	181	38,688
Exercises of stock options and warrants	1,148,463	—	14,462	—	—	14,462	—	14,462
Shares issued as payment for services	70,925	—	2,169	—	—	2,169	—	2,169
Shares issued in public offerings, net of issuance costs	9,922,256	—	328,234	—	—	328,234	—	328,234
Shares issued as consideration for license agreement	2,100,085	—	59,579	—	—	59,579	—	59,579
Shares issued in acquisitions	2,552,151	—	126,863	—	—	126,863	—	126,863
Acquisition of noncontrolling interest	307,074	—	9,412	—	—	9,412	(10,978)	(1,566)
Adjustments for noncontrolling interests	—	—	(249)	—	—	(249)	499	250
Noncash dividend	—	—	(172,419)	—	—	(172,419)	—	(172,419)
Net loss	—	—	—	—	(84,493)	(84,493)	(3,501)	(87,994)
Other comprehensive income (loss)	—	—	—	(12,748)	—	(12,748)	79	(12,669)
Balances at December 31, 2015	116,658,886	—	1,249,559	(12,752)	(542,729)	694,078	10,808	704,886
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
Years Ended December 31, 2016, 2015 and 2014

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Stock-based compensation expense	—	—	42,108	—	—	42,108	73	42,181
Exercises of stock options and warrants	1,400,146	—	19,165	—	—	19,165	—	19,165
Shares issued as payment for services	434,061	—	10,777	—	—	10,777	—	10,777
Shares issued in asset acquisition	136,340	—	4,401	—	—	4,401	—	4,401
Shares issued as payment for contingent consideration	59,337	—	1,583	—	—	1,583	—	1,583
Adjustments for noncontrolling interests	—	—	(1,813)	—	—	(1,813)	1,813	—
Net loss	—	—	—	—	(186,612)	(186,612)	(3,662)	(190,274)
Other comprehensive loss	—	—	—	(23,450)	—	(23,450)	(21)	(23,471)
Balances at December 31, 2016	118,688,770	$—	$1,325,780	$(36,202)	$(729,341)	$560,237	$9,011	$569,248
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014

(Amounts in thousands)	2016	2015	2014
Cash flows from operating activities
Net loss	$(190,274)	$(87,994)	$(85,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,572	17,743	10,415
Loss on disposal of property, plant and equipment	666	633	208
Unrealized and realized (appreciation) depreciation on equity securities and preferred stock	58,894	(66,876)	10,469
Noncash dividend income	(7,421)	—	—
Amortization of discount/premium on investments	1,070	642	1,357
Equity in net loss of affiliates	21,120	8,944	5,260
Stock-based compensation expense	42,202	38,667	21,849
Contribution of services by shareholder	—	—	1,991
Shares issued as payment for services	10,777	2,169	486
Shares issued as consideration for license agreement	—	59,579	—
Provision for bad debts	1,963	1,757	565
Deferred income taxes	(3,467)	1,117	—
Other noncash items	1,662	460	723
Changes in operating assets and liabilities:
Restricted cash	(6,987)	—	—
Receivables:
Trade	2,588	(12,138)	4,332
Related parties	6,804	(11,042)	(6,117)
Notes	(42)	—	(1)
Other	271	5,286	15
Inventory	3,807	(774)	(7,313)
Prepaid expenses and other	(932)	(2,729)	(465)
Other assets	2,189	(2,119)	80
Accounts payable	3,618	(3,263)	1,266
Accrued compensation and benefits	(12,402)	10,491	1,587
Other accrued liabilities	9,002	1,593	(586)
Deferred revenue	(25,481)	74,434	20,934
Deferred consideration	(630)	(943)	—
Related party payables	310	(64)	(1,137)
Other long term liabilities	146	96	(160)
Net cash provided by (used in) operating activities	(55,975)	35,669	(19,858)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014

(Amounts in thousands)	2016	2015	2014
Cash flows from investing activities
Purchases of investments	(75,246)	(181,572)	(60,478)
Sales of investments	—	—	9,100
Maturities of investments	101,987	88,000	122,992
Purchases of equity securities and warrants	(2,308)	(17,080)	(19,496)
Proceeds from sales of equity securities	280	—	—
Acquisitions of businesses, net of cash received	—	(123,928)	(67,577)
Acquisition of noncontrolling interest	—	(1,566)	—
Investments in affiliates	(11,542)	(13,442)	(2,875)
Cash paid in asset acquisition	(7,244)	—	—
Purchases of property, plant and equipment	(31,629)	(12,749)	(6,371)
Proceeds from sale of property, plant and equipment	274	626	176
Issuances of notes receivable	(2,964)	(600)	(1,500)
Proceeds from notes receivable	—	1,500	—
Net cash used in investing activities	(28,392)	(260,811)	(26,029)
Cash flows from financing activities
Proceeds from issuance of shares in a private placement	—	—	25,000
Proceeds from issuance of shares in public offerings, net of issuance costs	—	328,234	—
Advances from lines of credit	5,075	15,232	4,676
Repayments of advances from lines of credit	(4,816)	(16,944)	(6,494)
Proceeds from long term debt	547	81	268
Payments of long term debt	(1,201)	(1,564)	(679)
Payments of deferred consideration	(6,705)	(6,252)	—
Proceeds from stock option exercises	19,165	14,462	1,489
Payment of stock issuance costs	—	—	(256)
Net cash provided by financing activities	12,065	333,249	24,004
Effect of exchange rate changes on cash and cash equivalents	(873)	209	(160)
Net increase (decrease) in cash and cash equivalents	(73,175)	108,316	(22,043)
Cash and cash equivalents
Beginning of period	135,782	27,466	49,509
End of period	$62,607	$135,782	$27,466
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$964	$1,195	$158
Cash paid during the period for income taxes	10	1,165	—
Significant noncash financing and investing activities
Stock received as consideration for collaboration agreements	$18,766	$9,149	$14,246
Preferred stock received as consideration for collaboration amendments	120,000	—	—
Stock issued in business combinations	—	126,863	51,682
Stock issued to acquire noncontrolling interest	—	9,412	—
Stock issued in asset acquisition	4,401	—	—
Contingent consideration assumed in asset acquisition	3,660	—	—
Stock issued as payment for contingent consideration	1,583	—	—
Noncash dividend to shareholders	—	172,419	—
Deferred consideration payable related to acquisition	—	1,992	20,115
Purchases of equipment included in accounts payable and other accrued liabilities	652	782	790
Transfer of inventory to breeding stock	1,191	—	—
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
As of December 31, 2016, Intrexon owned approximately 70% of AquaBounty Technologies, Inc. ("AquaBounty"), a company focused on improving productivity in commercial aquaculture, which includes the conversion of the principal balance of an outstanding promissory note receivable and related accrued interest held by Intrexon totaling $10,396. See Note 22 for additional discussion regarding Intrexon's investment in AquaBounty.
As of December 31, 2016, Intrexon owned approximately 51% of Biological & Popular Culture, Inc. ("BioPop"), a company developing artwork, children's toys and novelty goods that are derived from living organisms or enabled by synthetic biology.
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
Revenue Recognition
The Company generates collaboration and licensing revenue through the execution of agreements with collaborators (known as exclusive channel collaborations, "ECC" or "ECCs") and licensing agreements whereby the collaborators or the licensee obtain exclusive access to the Company's proprietary technologies for use in the research, development and commercialization of products and/or treatments in a contractually specified field of use. Generally, the terms of these agreements provide that the Company receives some or all of the following: (i) upfront payments upon consummation of the agreement, (ii) reimbursements for costs incurred by the Company for research and development and/or manufacturing efforts related to specific applications provided for in the agreement, (iii) milestone payments upon the achievement of specified development, regulatory and commercial activities, and (iv) royalties on sales of products arising from the collaboration or licensing agreement.

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
Consideration received is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. When available, the relative selling price for each deliverable is determined using vendor specific objective evidence ("VSOE") of the selling price or third-party evidence of the selling price, if VSOE does not exist. If neither VSOE nor third-party evidence of the selling price exists, the Company uses its best estimate of the selling price ("BESP") for the deliverable. The amount of allocable consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. The Company recognizes the revenue allocated to each unit of accounting as the Company delivers the related goods or services. If the Company determines that certain deliverables should be treated as a single unit of accounting, then the revenue is recognized using either a proportional performance or straight-line method, depending on whether the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and whether such performance obligations are provided on a best-efforts basis. As the Company cannot reasonably estimate its performance obligations related to its collaborators or licensees, the Company recognizes revenue on a straight-line basis over the period it expects to complete its performance obligations, which is reevaluated each reporting period.
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
The Company generates product and service revenues primarily through sales of products and services which are created from technologies developed or owned by the Company. The Company's current offerings include sales of advanced reproductive technologies, including the Company's bovine embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) services have been rendered or delivery has occurred such that risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collection from the customer is reasonably assured.

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
The Company has research and development arrangements with third parties that include upfront and milestone payments. As of December 31, 2016 and 2015, the Company had research and development commitments with third parties that had not yet been incurred totaling $10,631 and $4,138, respectively. The commitments are generally cancellable by the Company at any time upon written notice.
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. The Company believes that it mitigates its risk by investing in or through major financial institutions with high quality credit ratings. Recoverability of investments is dependent upon the performance of the issuer. As of December 31, 2016 and 2015, the Company had cash equivalent investments in highly liquid money market accounts at major financial institutions of $43,808 and $112,776, respectively.
Restricted Cash
Restricted cash represents funds deposited with the U.S. Treasury, as required by a court decision resulting from litigation against Trans Ova (Note 17).
Short-term and Long-term Investments
As of December 31, 2016, short-term and long-term investments include U.S. government debt securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date. The Company's written investment policy requires investments to be explicitly rated by two of the three following rating services: Standard & Poor's, Moody's and/or Fitch and to have a minimum rating of A1, P1 and/or F-1, respectively, from those agencies. In addition, the investment policy limits the amount of credit exposure to any one issuer.
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
Until such time as the Company converts the preferred stock into common stock, the Company is entitled to a monthly dividend payable in additional shares of preferred stock and records dividend income based on the fair value of the preferred shares received.
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
Concentrations of Risk
Due to the Company's mix of fixed and variable rate securities holdings, the Company's investment portfolio is susceptible to changes in interest rates. As of December 31, 2016, gross unrealized losses on the Company's short-term and long-term investments were not material. From time to time, the Company may liquidate some or all of its investments to fund operational needs or other activities, such as capital expenditures or business acquisitions, or distribute its equity securities to shareholders as a stock dividend. Depending on which investments the Company liquidates to fund these activities, the Company could recognize a portion, or all, of the gross unrealized losses.
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable.
Equity Method Investments
The Company accounts for its investments in each of its joint ventures and for its investments in start-up entities backed by the Harvest Intrexon Enterprise Fund I, LP ("Harvest"), a related party, (Note 18) using the equity method of accounting based upon relative ownership interest. The Company's investments in these entities are included in investments in affiliates in the accompanying consolidated balance sheets.
The Company accounts for its investment in Oragenics, Inc. ("Oragenics"), one of its collaborators, using the fair value option. The fair value of the Company's investment in Oragenics was $7,244 and $16,601 as of December 31, 2016 and 2015, respectively, and is included as equity securities in the accompanying consolidated balance sheets. The Company's ownership percentage of Oragenics was 29.5% and 30.7% as of December 31, 2016 and 2015, respectively. Unrealized appreciation (depreciation) in the fair value of these securities was $(10,523), $4,863, and $(14,969) for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company determined it had significant influence over ZIOPHARM until the Company distributed its investment in ZIOPHARM to shareholders in the form of a special stock dividend (Note 14). Upon disposition, the Company realized a gain of $81,401 during the year ended December 31, 2015. Unrealized appreciation in the fair value of the Company's equity securities held in ZIOPHARM was $11,965 for the year ended December 31, 2014. In 2015 and 2014, the Company determined that ZIOPHARM met the criteria of SEC Regulation S-X Article 3-09 for inclusion of separate financial statements of an equity method investment.
Summarized financial data as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015, and 2014, for the Company's equity method investments for which separate financial statements are not included, pursuant to SEC Regulation S-X Article 3-09, are shown in the following tables.

	December 31,
	2016	2015
Current assets	$77,761	$28,123
Non-current assets	11,040	1,539
Total assets	88,801	29,662
Current liabilities	11,588	6,274
Net assets	$77,213	$23,388

	Year Ended December 31,
	2016	2015	2014
Revenues, net	$417	$1,176	$940
Operating expenses	62,373	32,513	17,289
Operating loss	(61,956)	(31,337)	(16,349)
Other, net	1,535	(64)	35
Net loss	$(60,421)	$(31,401)	$(16,314)
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
As of December 31, 2016 and 2015, the Company determined that certain of its collaborators and joint ventures as well as Harvest were VIEs. The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. The Company's aggregate investment balances of these VIEs as of December 31, 2016 and 2015, were $159,115 and $3,598, respectively, which represents the Company's maximum risk of loss related to the identified VIEs.
Trade Receivables
Trade receivables consist of credit extended to the Company's customers in the normal course of business and are reported net of an allowance for doubtful accounts. The Company reviews its customer accounts on a periodic basis and records bad debt expense for specific amounts the Company evaluates as uncollectible. Past due status is determined based upon contractual terms. Amounts are written off at the point when collection attempts have been exhausted. Management estimates uncollectible amounts considering such factors as current economic conditions and historic and anticipated customer performance. This estimate can fluctuate due to changes in economic, industry or specific customer conditions which may require adjustment to the allowance recorded by the Company. Management has included amounts believed to be uncollectible in the allowance for doubtful accounts.

The following table shows the activity in the allowance for doubtful receivable accounts for the years ended December 31, 2016 and 2015:

	2016	2015
Beginning balance	$2,081	$565
Charged to operating expenses	1,963	1,757
Write offs of accounts receivable	(341)	(241)
Ending balance	$3,703	$2,081
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Major additions or betterments are capitalized and repairs and maintenance are generally expensed as incurred. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of these assets are as follows:

Years
Land improvements	4–20
Buildings and building improvements	3–25
Furniture and fixtures	1–10
Equipment	1–10
Breeding stock	1–4
Computer hardware and software	1–7
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

Intangible Assets
Intangible assets subject to amortization consist of patents, developed technologies and know-how; customer relationships; trademarks; and a covenant not to compete acquired as a result of mergers or acquisitions. These intangible assets are subject to amortization, were recorded at fair value at the date of acquisition and are stated net of accumulated amortization. Indefinite-lived intangible assets consist of in-process research and development technologies acquired in mergers or acquisitions and were recorded at fair value at the dates of the respective acquisitions.
The Company amortizes long-lived intangible assets to reflect the pattern in which the economic benefits of the intangible asset are expected to be realized. The intangible assets are amortized over their estimated useful lives, ranging from two to twenty-one years for the patents, developed technologies and know-how; customer relationships; trademarks; and the covenant not to compete.
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
Share-Based Payments
Intrexon uses the Black-Scholes option pricing model to estimate the grant-date fair value of all stock options. The Black-Scholes option pricing model requires the use of assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Since Intrexon does not have sufficient history to estimate the expected volatility of its common stock price, expected volatility is based on a blended approach which utilizes the volatility of Intrexon's common stock and the volatility of peer public entities that are similar in size and industry. Intrexon estimates the expected term of all options based on previous history of exercises. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield is 0% as Intrexon does not expect to declare cash dividends in the near future. The fair value of the underlying common stock is determined based on the quoted market price on the New York Stock Exchange. Intrexon estimates forfeitures based on its historical analysis of actual stock option forfeitures. Actual forfeitures are recorded when incurred and estimated forfeitures are reviewed and adjusted at least annually. The assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2016, 2015 and 2014 are set forth in the table below:

	2016	2015	2014
Valuation assumptions
Expected dividend yield	0%	0%	0%
Expected volatility	59%—60%	59%—62%	62%—64%
Expected term (years)	6.25	6.25	6.25
Risk-free interest rate	1.23%—2.17%	1.56%—1.95%	1.82%—2.14%
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
Segment Information
While the Company generates revenues from multiple sources, including collaboration agreements, licensing, and products and services associated with bovine reproduction, management is organized around a singular research and development focus to further the development of the Company's underlying synthetic biology technologies. Accordingly, the Company has determined that it operates in one segment. As of December 31, 2016 and 2015, the Company had $13,265 and $3,877, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $11,969, $5,918, and $2,166 for the years ended December 31, 2016, 2015 and 2014, respectively.
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
Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The provisions of ASU 2017-04 simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, with early adoption permitted, and is effective for the Company for the year ending December 31, 2020. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business ("ASU 2017-01"). The provisions of ASU 2017-01 clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted, and is effective for the Company for the year ending December 31, 2018. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) ("ASU 2016-18"). The provisions of ASU 2016-18 require amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending balances for the periods presented on the statement of cash flows. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted, and is effective for the Company for the year ending December 31, 2018. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) - Interests Held through Related Parties That Are under Common Control ("ASU 2016-17"). The provisions of ASU 2016-17 amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption permitted, and is effective for the Company for the year ending December 31, 2017. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The provisions of ASU 2016-15 address eight specific cash flow issues and how those certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted, and is effective for the Company for the year ending December 31, 2018. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The provisions of ASU 2016-09 simplify various aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption permitted, and is effective for the Company for the year ending December 31, 2017. Upon adoption in the first quarter of 2017, the Company expects to elect to recognize forfeitures as they occur and anticipates making an opening adjustment to additional paid-in capital and accumulated deficit for previously unrecognized stock-based compensation costs due to estimating forfeitures on unvested shares. The adoption is on a prospective basis and therefore has no impact on prior periods.
In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). The provisions of ASU 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with early adoption permitted, and is effective for the Company for the year ending December 31, 2017. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a similar manner as under existing guidance for operating leases today. ASU 2016-02 supersedes the previous lease standard, Topic 840, Leases. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and is effective for the Company for the year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
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
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory ("ASU 2015-11"). The provisions of ASU 2015-11 provide guidance for simplifying the calculation for subsequent measurement of inventory measured using the first-in-first-out or average cost methods. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and is effective for the Company for the year ending December 31, 2017. The Company does not believe the implementation of this standard will result in a material impact to its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance was originally effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date ("ASU 2015-14"), which deferred the effective date of the guidance in ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016, and is effective for the Company for the year ending December 31, 2018. In 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, narrow-scope improvements, practical expedients, and to expedite improvements to 2014-09 by issuing ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations ("ASU 2016-08"), ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing ("ASU 2016-10"), ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients ("ASU 2016-12"), and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contacts with Customers ("ASU 2016-20"). The Company does not intend to early adopt this standard. The Company is currently evaluating its collaborations and licensing agreements to determine the impact, if any, that the implementation of this standard will have on the Company's consolidated financial statements as it relates to the recognition of upfront and milestone payments that have been deferred under the current revenue guidance, reimbursements for costs incurred by the Company for research and development services provided pursuant to collaborations, and royalties on sales of products arising from collaborations.
3. Mergers and Acquisitions
Oxitec Acquisition
In September 2015, pursuant to a Stock Purchase Agreement (the "Oxitec Purchase Agreement"), the Company acquired 100% of the issued outstanding share capital of Oxitec. The aggregated consideration paid consisted of (i) 1,359,343 shares of the Company's common stock (the "Stock Consideration") and (ii) $90,199 in cash (the "Cash Consideration"), inclusive of net cash and working capital adjustments as defined in the Oxitec Purchase Agreement totaling $9,449. Stock Consideration totaling 480,422 shares and Cash Consideration totaling $1,991 were withheld as escrow at closing and are issuable and payable, respectively, eighteen months after closing, subject to reduction for satisfaction of any claims for indemnification made by the Company under the Oxitec Purchase Agreement. Cash Consideration withheld is included in deferred consideration as of December 31, 2016. The results of Oxitec's operations subsequent to the acquisition date have been included in the consolidated financial statements.
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
The acquired intangible assets primarily include in-process research and development, the fair value of which was determined using the multi-period excess earning method, which is a variation of the income approach that converts future cash flows to single discounted present value amounts. In November 2016, the Company re-evaluated certain of the acquired in-process research and development technology and determined it was placed in service as developed technology and began amortizing the original amount capitalized using a useful life of eighteen years. Goodwill, which is not deductible for tax purposes, represents the assembled workforce and the potential for future Oxitec products and technologies.
The Company incurred $1,675 of acquisition related costs, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2015.
Okanagan Acquisition
In April 2015, pursuant to a Stock Purchase Agreement (the "Okanagan Purchase Agreement"), the Company acquired 100% of the outstanding shares of Okanagan. Pursuant to the Okanagan Purchase Agreement, the former shareholders of Okanagan received an aggregate of 707,853 shares of the Company's common stock and $10,000 cash in exchange for all shares in Okanagan. The results of Okanagan's operations subsequent to the acquisition date have been included in the consolidated financial statements.
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
The acquired intangible assets primarily include developed technology, patents and know-how and the fair values of the acquired assets were determined using the with-and-without method, which is a variation of the income approach that utilizes estimated cash flows with all assets in place at the valuation date and estimated cash flows with all assets in place except the intangible assets at the valuation date. The intangible assets are being amortized over a useful life of fourteen years. Goodwill, which is not deductible for tax purposes, represents potential future applications of Okanagan's technology to other fruits, including additional apple varietals, and anticipated buyer-specific synergies arising from the combination of the Company's and Okanagan's technologies.
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
The acquired intangible assets primarily include in-process research and development, the fair value of which was determined using the multi-period excess earnings and with-and-without methods, which are both variations of the income approach that convert future cash flows to single discounted present value amounts. In August 2015, the Company re-evaluated the acquired in-process research and development technology and determined that it was placed in service as developed technology and began amortizing the original amount capitalized using a useful life of eighteen years. Goodwill, which is not deductible for tax purposes, represents the assembled workforce and anticipated buyer-specific synergies arising from the combination of the Company's and ActoGeniX's technologies.
The Company incurred $418 of acquisition-related costs, of which $381 and $37 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively.
Trans Ova Acquisition
In August 2014, the Company acquired 100% of the membership interests of Trans Ova, a provider of bovine reproductive technologies, pursuant to an Amended and Restated Membership Interest Purchase Agreement (the "Purchase Agreement"). The Company and Trans Ova intend to build upon Trans Ova's current platform with new capabilities with a goal of achieving higher levels of delivered value to dairy and beef cattle producers. Pursuant to the Purchase Agreement, the former members of Trans Ova received an aggregate of 1,444,388 shares of the Company's common stock and $63,625 in cash, and are entitled to receive deferred cash consideration valued at $20,115 in exchange for all membership interests of Trans Ova. The first two installments of the deferred cash consideration were paid in August 2015 and 2016, respectively, and the remaining payment is due in August 2017. The Purchase Agreement also provides for payment to the former members of Trans Ova a portion of certain cash proceeds in the event there is an award under certain litigation matters pending as of the transaction date to which Trans Ova is a party. The results of Trans Ova's operations subsequent to the acquisition date have been included in the consolidated financial statements, including revenues of $78,143, $83,912, and $26,352, and net income (loss) of $(9,679), $(1,531), and $2 for the years ended December 31, 2016, 2015, and 2014, respectively.

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
The fair value of acquired inventory was determined using the cost approach, which establishes value based on the cost of reproducing or replacing the asset. The fair value of acquired property, plant and equipment was determined using the cost approach and the market approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The acquired intangible assets include various developed technologies and know-how, customer relationships, and trademarks, and the fair values of these assets were determined using the relief-from-royalty, multi-period excess earnings, and with-and-without methods, which are all variations of the income approach that convert future cash flows to single discounted present value amounts. The acquired intangible assets are being amortized over useful lives ranging from three to nine years. Goodwill, which is deductible for tax purposes, represents the assembled workforce, potential future expansion of Trans Ova business lines and anticipated buyer-specific synergies arising from the combination of the Company's and Trans Ova's technologies.
As a result of a 2012 transaction between Trans Ova and its wholly owned subsidiary, ViaGen, the Company may be obligated to make certain future contingent payments to the former equity holders of ViaGen, up to a total of $3,000 if certain revenue targets, as defined in the share purchase agreement, are met.  The Company does not expect these revenue targets to be met and accordingly has assigned no value to this liability.

The Company incurred $713 of acquisition-related costs, which is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2014.
In February 2015, the Company acquired, through an exchange offer, the remaining outstanding membership interests of Trans Ova's majority-owned subsidiary, Exemplar, for $1,566 in cash and 307,074 shares of the Company's common stock.
Medistem Acquisition
In March 2014, the Company acquired 100% of the outstanding common stock and securities convertible into common stock of Medistem, Inc. ("Medistem"), an entity engaged in the development of Endometrial Regenerative Cells ("ERCs"), for a combination of cash and the Company's common stock. The acquisition allows the Company to employ its synthetic biology platforms to engineer a diverse array of cell-based therapeutic candidates using Medistem's multipotent ERCs. Pursuant to the terms of the merger agreement, Medistem equity holders received 714,144 shares of the Company's common stock and $4,920 in cash in exchange for the outstanding Medistem common stock and securities convertible into common stock. Additionally, Medistem had issued the Company two promissory notes in the amount of $707, including accrued interest, both of which were settled upon closing of the merger. Certain members of Medistem's management surrendered a total of 17,695 shares of their merger consideration to reimburse the Company for required payroll tax withholdings. The results of Medistem's operations subsequent to the acquisition date have been included in the consolidated financial statements.
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
The acquired intangible assets consist of in-process research and development, the fair value of which was determined using the cost approach. In November 2016, the Company re-evaluated the acquired in-process research and development technology and determined it was placed in service as developed technology and began amortizing the original amount capitalized using a useful life of ten years. Goodwill, which is not deductible for tax purposes, consists of buyer-specific synergies between the Company's and Medistem's technologies.
The Company incurred $680 of acquisition related costs, of which $310 is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2014.

Unaudited Condensed Pro Forma Financial Information
The results of operations of the 2015 acquisitions discussed above are included in the consolidated statements of operations beginning on the day after their respective acquisition dates. The following unaudited condensed pro forma financial information for the years ended December 31, 2015 and 2014, is presented as if the 2015 acquisitions had been consummated on January 1, 2014:

	Year Ended December 31,
	2015	2014
	Pro Forma
Revenues	$174,558	$73,240
Loss before income taxes	(99,751)	(105,085)
Net loss	(99,594)	(104,577)
Net loss attributable to the noncontrolling interests	3,501	3,794
Net loss attributable to Intrexon	(96,093)	(100,783)
The results of operations of the 2014 acquisitions discussed above are included in the consolidated statements of operations beginning on the day after their respective acquisition dates. The following unaudited condensed pro forma financial information for the year ended December 31, 2014 is presented as if the 2014 acquisitions had been consummated on January 1, 2013:

Year Ended December 31, 2014
Pro Forma
Revenues	$119,721
Loss before income taxes	(82,041)
Net loss	(81,938)
Net loss attributable to the noncontrolling interests	4,159
Net loss attributable to Intrexon	(77,779)
4. Investments in Joint Ventures
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

The Company's investment in S & I Ophthalmic was $3,236 and $6,379 as of December 31, 2016 and 2015, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
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
The Company's investment in OvaXon was $65 and $(144) as of December 31, 2016 and 2015, respectively, and is included in investments in affiliates and other accrued liabilities, respectively, in the accompanying consolidated balance sheets.
Intrexon Energy Partners
In March 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, LLC ("Third Security"), entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), a joint venture formed to optimize and scale-up the Company's gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Intrexon has committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of December 31, 2016, the Company's remaining commitment was $10,240. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(477) and $(1,270) as of December 31, 2016 and 2015, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.
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

The Company's investment in Intrexon Energy Partners II was $1,414 and $2,000 as of December 31, 2016 and 2015, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
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
The Company determined that its investment in New EnviroFlight should be accounted for using the equity method of accounting. The Company recorded an estimated fair value of $5,425 for its investment in New EnviroFlight and $9,880 for the retained developed technology intangible asset. The developed technology is being amortized over a period of twenty-one years. The contingent consideration liability payable to the members of Old EnviroFlight is considered a freestanding financial instrument in accordance with ASC 480, Distinguishing Liabilities and Equity, and is recorded at fair value each reporting period. The value of this liability was estimated at $2,081 as of December 31, 2016. New EnviroFlight met a regulatory milestone, as defined in the asset purchase agreement, and the members of Old EnviroFlight received a portion of the contingent consideration consisting of 59,337 shares of the Company's common stock valued at $1,583 in October 2016. The members of Old EnviroFlight may receive up to $4,000 of additional shares of the Company's common stock if certain commercial milestones are met prior to February 2019.
The Company's investment in New EnviroFlight was $4,189 as of December 31, 2016 and is included in investments in affiliates in the accompanying consolidated balance sheet.
Intrexon T1D Partners
In March 2016, the Company and certain investors (the "T1D Investors"), including affiliates of Third Security, entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon T1D Partners, LLC ("Intrexon T1D Partners"), a joint venture formed to utilize the Company's proprietary ActoBiotics platform to develop and commercialize products to treat type 1 diabetes. The Company also entered into an ECC with Intrexon T1D Partners which provides the exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $10,000 while retaining a 50% membership interest in Intrexon T1D Partners. The T1D Investors made initial capital contributions, totaling $10,000 in the aggregate, in exchange for pro rata membership interests in Intrexon T1D Partners totaling 50%. Intrexon has committed to make capital contributions of up to $5,000, and the T1D Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon T1D Partners, have committed to make additional capital contributions of up to $5,000, at the request of Intrexon T1D Partners' board of managers (the "Intrexon T1D Partners Board") and subject to certain limitations. As of December 31, 2016, the Company's remaining commitment was $3,650. Intrexon T1D Partners is governed by the Intrexon T1D Partners Board, which has five members. Two members of the Intrexon T1D Partners Board are designated by the Company and three members are designated by a majority of the T1D Investors. The Company and the T1D Investors have the right, but not the obligation, to make additional capital contributions above these limits when and if solicited by the Intrexon T1D Partners Board.
The Company's investment in Intrexon T1D Partners was $806 as of December 31, 2016 and is included in investments in affiliates in the accompanying consolidated balance sheet.

5. Collaboration and Licensing Revenue
The Company's collaborations and licensing agreements provide for multiple deliverables to be delivered by the Company and typically include a license to the Company's technology platforms, participation in collaboration committees, performance of certain research and development services and may include obligations for certain manufacturing services. The Company typically groups these deliverables into two units of accounting based on the nature of the deliverables and the separation criteria. The first deliverable ("Unit of Accounting 1") includes the license to the Company's technology platform, the Company's participation on the collaboration committees and any research and development services associated with its technology platforms. The deliverables for Unit of Accounting 1 are combined because they cannot be individually separated. If applicable, the second deliverable ("Unit of Accounting 2") includes manufacturing services to be provided for any Company materials in an approved product. These services have standalone value and are contingent due to uncertainties on whether an approved product will ever be developed thereby requiring manufacture by the Company at that time. All upfront consideration is allocated to Unit of Accounting 1. Unit of Accounting 2 is determined to be a contingent deliverable at the inception of the collaboration due to the uncertainties surrounding whether an approved product will ever be developed and require manufacturing by the Company. The upfront consideration allocated to Unit of Accounting 1 is recognized over the expected life of the Company's technology platform using a straight-line approach which approximates the period the Company expects to complete its performance obligations.
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
The Company determines whether collaborations and licensing agreements are individually significant for disclosure based on a number of factors, including total revenue recorded by the Company pursuant to collaboration and licensing agreements, collaborators or licensees either consolidated or accounted for using the equity method, or other qualitative factors. Collaboration and licensing revenues generated from consolidated subsidiaries are eliminated in consolidation. The following tables summarize the amounts recorded as revenue in the consolidated statements of operations for each significant collaboration or licensing agreement for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31, 2016
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$11,529	$22,307	$33,836
Oragenics, Inc.	1,047	1,705	2,752
Fibrocell Science, Inc.	2,419	3,523	5,942
Genopaver, LLC	273	5,844	6,117
S & I Ophthalmic, LLC	—	6,141	6,141
OvaXon, LLC	—	2,934	2,934
Intrexon Energy Partners, LLC	2,500	15,052	17,552
Persea Bio, LLC	500	778	1,278
Ares Trading S.A.	6,389	3,803	10,192
Thrive Agrobiotics, Inc.	185	1,529	1,714
Intrexon Energy Partners II, LLC	2,000	1,169	3,169
Exotech Bio, Inc.	417	375	792
Relieve Genetics, Inc.	361	878	1,239
Intrexon T1D Partners, LLC	821	1,087	1,908
AD Skincare, Inc.	241	454	695
Genten Therapeutics, Inc.	122	264	386
CRS Bio, Inc.	57	91	148
Other	5,572	7,504	13,076
Total	$34,433	$75,438	$109,871

	Year Ended December 31, 2015
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$2,855	$16,451	$19,306
Oragenics, Inc.	5,679	856	6,535
Fibrocell Science, Inc.	6,046	6,133	12,179
Genopaver, LLC	273	3,556	3,829
S & I Ophthalmic, LLC	—	4,115	4,115
OvaXon, LLC	—	2,540	2,540
Intrexon Energy Partners, LLC	2,500	10,947	13,447
Persea Bio, LLC	500	741	1,241
Ares Trading S.A.	3,933	795	4,728
Thrive Agrobiotics, Inc.	46	220	266
Intrexon Energy Partners II, LLC	167	—	167
Other	10,514	8,954	19,468
Total	$32,513	$55,308	$87,821

	Year Ended December 31, 2014
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$2,577	$12,044	$14,621
Oragenics, Inc.	1,045	598	1,643
Fibrocell Science, Inc.	1,794	4,398	6,192
Genopaver, LLC	273	1,510	1,783
S & I Ophthalmic, LLC	—	2,832	2,832
OvaXon, LLC	—	2,799	2,799
Intrexon Energy Partners, LLC	1,875	4,227	6,102
Other	2,061	7,179	9,240
Total	$9,625	$35,587	$45,212
The following is a summary of the terms of the Company's significant collaborations and licensing agreements.
ZIOPHARM Collaborations
In January 2011, the Company entered into an ECC with ZIOPHARM, a related party. Pursuant to the ECC, ZIOPHARM received a license to the Company's technology platform within the field of oncology as defined more specifically in the agreement. Upon execution of the ECC, the Company received 3,636,926 shares of ZIOPHARM's common stock valued at $17,457 as upfront consideration. In addition to the deliverables discussed above, the Company transferred two clinical product candidates to ZIOPHARM that resulted in a separate unit of accounting for which $1,115 of the upfront consideration was allocated and recognized as collaboration revenue in 2011. The remaining $16,342 of upfront consideration was allocated to Unit of Accounting 1 discussed above. The Company was entitled to additional shares of common stock representing the lesser of (i) the original shares received or (ii) the number of shares representing 7.495% of ZIOPHARM's outstanding shares at the date of the dosing of the first patient in a Phase II clinical trial of a product candidate created, produced or developed by ZIOPHARM using the Company's technology ("ZIOPHARM Milestone"). In October 2012, the ZIOPHARM Milestone was achieved and the Company received 3,636,926 shares of ZIOPHARM's common stock valued at $18,330 as milestone consideration. Since the ZIOPHARM Milestone was not substantive, the Company allocated the ZIOPHARM Milestone to the applicable units of accounting and is recognizing it in a manner similar to these units of accounting. The Company receives reimbursement payments for research and development services provided and manufacturing services for Company materials provided to ZIOPHARM during the ECC. Subject to certain expense allocations, ZIOPHARM will pay the Company a percentage of the quarterly net profits derived from the sale of products developed from the ECC, as defined and amended in the agreement.
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
In September 2015, the Company entered into its second ECC with ZIOPHARM ("ZIOPHARM ECC 2"). Pursuant to the ECC, ZIOPHARM received a license to the Company's technology platform to develop and commercialize novel biotherapeutics for the treatment of patients with graft-versus-host disease, or GvHD. Upon execution of ZIOPHARM ECC 2, the Company received a technology access fee of $10,000. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to ZIOPHARM during the ECC. ZIOPHARM will pay the Company a percentage of quarterly net profits derived from the sale of products developed from ZIOPHARM ECC 2, as defined and amended in the agreement.
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
In June 2016, the Company amended each of its two existing collaboration agreements with ZIOPHARM and as a result the rate of the royalty which the Company is entitled to receive on certain products commercialized pursuant to the agreements was reduced from 50% to 20%. As consideration for execution of the amendments, ZIOPHARM issued the Company 100,000 shares of ZIOPHARM's Series 1 Preferred Stock valued at $120,000. The Company allocated the consideration received to each ECC based on the cumulative value of upfront and milestone payments previously received pursuant to that ECC. Because the Company has remaining performance obligations under each of the ZIOPHARM ECCs, the Company recorded the initial fair value received as deferred revenue and recognizes this amount straight-line over the remaining performance period for each ZIOPHARM ECC. No other financially significant terms of the ZIOPHARM ECCs were changed as a result of the amendments. See Note 7 for additional discussion of the terms of the preferred stock and the accounting treatment.
Oragenics Collaborations
In June 2012, the Company entered into an ECC with Oragenics, a publicly traded company focused on becoming the world leader in novel antibiotics against infectious diseases and a related party. Pursuant to the ECC, at the transaction effective date, Oragenics received a license to the Company's technology platform within the field of lantibiotics for the treatment of infectious diseases in humans and companion animals as defined more specifically in the agreement. Upon execution of the ECC, the Company received a technology access fee of 4,392,425 shares of Oragenics' common stock valued at $6,588 as upfront consideration. The Company is entitled to receive additional shares of common stock, or at Oragenics' option, receive a cash payment based upon the fair market value of the shares, upon the separate achievement of certain regulatory milestones of the first product candidate developed from the ECC ("Oragenics ECC 1 Milestones"). The Oragenics ECC 1 Milestones include: (i) 1% of Oragenics' outstanding shares as defined in the ECC agreement at the date of the filing of the first Investigative New Drug Application with the U.S. Food and Drug Administration ("U.S. FDA") for a product candidate created, produced or developed using the Company's technology ("Oragenics ECC 1 Product"); (ii) 1.5% of Oragenics' outstanding shares as defined in the ECC agreement at the date of the dosing of the first patient in the first Phase II clinical trial of an Oragenics ECC 1 Product; (iii) 2% of Oragenics' outstanding shares as defined in the ECC agreement at the date of the dosing of the first patient in the first Phase III clinical trial of an Oragenics ECC 1 Product; (iv) 2.5% of Oragenics' outstanding shares as defined in the ECC agreement at the date of the first New Drug Application or Biologics License Application with the U.S. FDA for an Oragenics ECC 1 Product, or alternatively the first equivalent regulatory filing with a foreign agency; and (v) 3% of Oragenics' outstanding shares as defined in the ECC agreement at the date of the granting of the first regulatory approval of an Oragenics ECC 1 Product. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Oragenics during the ECC. Oragenics will pay the Company 25% of the quarterly profits derived from the sale of products developed from the ECC, as defined in the agreement.
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
Fibrocell Science Collaborations
In October 2012, the Company entered into an ECC ("Fibrocell ECC 1") with Fibrocell Science, Inc. ("Fibrocell"), a publicly traded cell and gene therapy company focused on diseases affecting the skin and connective tissue and a related party. Pursuant to the ECC, at the transaction effective date, Fibrocell received a license to the Company's technology platform to develop and commercialize genetically modified and non-genetically modified autologous fibroblasts and autologous dermal cells in the United States of America. Upon execution of the ECC, the Company received a technology access fee of 1,317,520 shares of Fibrocell's common stock valued at $7,576 as upfront consideration. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Fibrocell during the ECC. On a quarterly basis, Fibrocell will pay the Company royalties of 7% of net sales up to $25,000 and 14% of net sales above $25,000 on each product developed from the ECC, as defined in the agreement. If Fibrocell uses the Company's technology platform to improve the production of a current or new Fibrocell product not developed from the ECC, Fibrocell will pay the Company quarterly royalties equal to 33% of the cost of goods sold savings generated by the improvement, as defined in the agreement.
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
Intrexon Energy Partners Collaboration
In March 2014, the Company entered into an ECC with Intrexon Energy Partners, a joint venture between the Company and certain investors and a related party. The ECC grants Intrexon Energy Partners an exclusive license to the Company's technology platform to optimize and scale-up the Company's gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. Upon execution of the ECC, the Company received a technology access fee of $25,000 as upfront consideration. The Company will be reimbursed for research and development services as provided for in the ECC agreement. The term of the ECC commenced in March 2014 and continues until March 2034 unless terminated prior to that date by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Intrexon Energy Partners upon 90 days written notice to the Company.
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
Merck Licensing Agreement
In March 2015, the Company signed a worldwide License and Collaboration Agreement ("Merck Agreement") with Ares Trading S.A. ("Ares Trading"), a subsidiary of the biopharmaceutical business of Merck KGaA, and ZIOPHARM through which the parties established a collaboration for the research and development and commercialization of certain products for the prophylactic, therapeutic, palliative or diagnostic use for cancer in humans. Pursuant to the Merck Agreement, the Company received a technology access fee of $115,000 as upfront consideration, of which $57,500 was paid to ZIOPHARM in accordance with the terms of the agreement. Upon the selection of the first two targets by Ares Trading, the Company is entitled to receive $10,000 payable in equal quarterly installments over two years, of which $3,750 is included in trade receivables on the accompanying consolidated balance sheet as of December 31, 2016. The Company is entitled to receive a further $5,000 for each additional target selected by Ares Trading. The Company is also entitled to up to $413,000 of potential payments for substantive and non-substantive development and commercial milestones for each product, and royalties ranging from the lower-single digits to the low-teens of the net sales derived from the sale of products developed under the Merck Agreement. The Company may also receive up to $50,000 of further cash fees upon certain technical milestones as provided for in the agreement. The term of the Merck Agreement commenced in May 2015 and may be terminated by either party in the event of a material breach as defined in the agreement and may be terminated voluntarily by Ares Trading upon 90 days written notice to the Company. The Company will pay to ZIOPHARM 50% of all payments received for upfront fees, milestones, and royalties under the Merck Agreement.
Thrive Agrobiotics Collaboration
In September 2015, the Company entered into an ECC with Thrive Agrobiotics, Inc. ("Thrive Agrobiotics"), an affiliate of Harvest and a related party. Thrive Agrobiotics was formed for the purpose of entering into the ECC and developing and commercializing products to improve the overall growth and feed efficiency in piglets. Upon execution of the ECC, the Company received a technology access fee in the form of equity in Thrive Agrobiotics valued at $1,667 as upfront consideration. The Company is also entitled to up to $5,500 of potential payments for development and commercial milestones for each product developed under the ECC. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC. Thrive Agrobiotics will pay the Company royalties as a percentage in the lower-double digits on the quarterly gross profits of product sales from products developed under the ECC, as defined in the agreement. Thrive Agrobiotics is responsible for the development and commercialization of the product candidates. The term of the ECC commenced in September 2015 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Thrive Agrobiotics upon 90 days written notice to the Company.
Intrexon Energy Partners II Collaboration
In December 2015, the Company entered into an ECC with Intrexon Energy Partners II, a joint venture between the Company and certain investors and a related party. Pursuant to the ECC, Intrexon Energy Partners II received an exclusive license to the Company's technology platform to optimize and scale-up the Company's gas-to-liquid bioconversion platform for the production of 1,4-butanediol (BDO), a key chemical intermediate that is used to manufacture spandex, polyurethane, plastics, and polyester. Upon execution of the ECC, the Company received a technology access fee of $18,000 and is entitled to reimbursement of research and development services as provided for in the ECC agreement. The term of the ECC commenced in December 2015 and continues until December 2035; termination prior to that date may be initiated (i) by either party in the event of certain material breaches defined in the agreement or (ii) may be terminated voluntarily by Intrexon Energy Partners II upon 90 days written notice to the Company.
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
Intrexon T1D Partners Collaboration
In March 2016, the Company entered into an ECC with Intrexon T1D Partners, a joint venture between the Company and certain investors and a related party. Pursuant to the ECC, Intrexon T1D Partners received an exclusive license to the Company's technology platform to develop and commercialize products to treat type 1 diabetes. Upon execution of the ECC, the Company received a technology access fee of $10,000 and is entitled to reimbursement of research and development services as provided for in the ECC agreement. The term of the ECC commenced in March 2016 and continues until March 2036; termination prior to that date may be initiated (i) by either party in the event of certain material breaches defined in the agreement or (ii) may be terminated Intrexon T1D Partners upon 90 days written notice to the Company.
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

Deferred Revenue
Deferred revenue primarily consists of consideration received for upfront and milestone payments in connection with the Company's collaborations and licensing agreements, prepayments for research and development services performed for collaborators and licensees, and prepayments for product and service revenues. Deferred revenue consists of the following:

	December 31,
	2016	2015
Upfront and milestone payments	$297,867	$181,331
Prepaid research and development services	6,015	10,938
Prepaid product and service revenues	5,554	4,759
Other	706	701
Total	$310,142	$197,729
Current portion of deferred revenue	$53,364	$35,366
Long-term portion of deferred revenue	256,778	162,363
Total	$310,142	$197,729
The following table summarizes the remaining balance of deferred revenue associated with upfront and milestone payments for each significant collaboration and licensing agreement.

	December 31,
	2016	2015
ZIOPHARM Oncology, Inc.	$138,809	$30,338
Oragenics, Inc.	7,766	8,813
Fibrocell Science, Inc.	19,026	21,445
Genopaver, LLC	1,977	2,250
Intrexon Energy Partners, LLC	18,125	20,625
Persea Bio, LLC	4,000	4,500
Ares Trading S.A.	47,178	53,567
Thrive Agrobiotics, Inc.	1,436	1,621
Intrexon Energy Partners II, LLC	15,833	17,833
Exotech Bio, Inc.	4,583	—
Relieve Genetics, Inc.	3,972	—
Intrexon T1D Partners, LLC	8,653	—
AD Skincare, Inc.	4,092	—
Genten Therapeutics, Inc.	4,176	—
CRS Bio, Inc.	1,949	—
Other	16,292	20,339
Total	$297,867	$181,331

6. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of December 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$180,412	$5	$(94)	$180,323
Certificates of deposit	272	—	—	272
Total	$180,684	$5	$(94)	$180,595
The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$208,223	$21	$(540)	$207,704
Certificates of deposit	271	—	—	271
Total	$208,494	$21	$(540)	$207,975
For more information on the Company's method for determining the fair value of its assets, see Note 2 – "Fair Value of Financial Instruments".
The estimated fair value of available-for-sale investments classified by their contractual maturities as of December 31, 2016 was:

Due within one year	$174,602
After one year through two years	5,993
Total	$180,595
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company's investments were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and have been in a loss position for less than 12 months.
As of December 31, 2016 and 2015, the Company did not consider any of its investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company's ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.
7. Investment in Preferred Stock
In June 2016, the Company received 100,000 shares of ZIOPHARM's Series 1 Preferred Stock (the "Preferred Shares"), with a per share stated value of $1,200, as consideration for amending their two previously existing ECC agreements (Note 5). A summary of the terms of the Preferred Shares follows.
Conversion. The Preferred Shares shall automatically convert into shares of ZIOPHARM common stock upon the date the first approval in the United States of (i) a ZIOPHARM product, as defined in and developed under one of the ECC agreements, or (ii) a product, as defined and developed under the License and Collaboration Agreement with Ares Trading and ZIOPHARM, is publicly announced (the "Conversion Event Date"). The Preferred Shares shall convert into a number of shares of ZIOPHARM common stock equal to the stated value of such Preferred Share, divided by the greater of: (i) the volume weighted average closing price of ZIOPHARM's common stock over the twenty trading days ending on the Conversion Event Date or (ii) $1.00.

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
The Company elected the fair value option to account for its investment in ZIOPHARM preferred stock (the "investment in preferred stock"). The investment in preferred stock is categorized as Level 3 as there are significant unobservable inputs and the Preferred Shares are not traded on a public exchange. The fair value of the investment in preferred stock was estimated using a probability-weighted expected return ("PWERM") model. The key inputs used in the PWERM model were (i) estimating the future returns for conversion of the Preferred Shares for both product approval and a change in control of ZIOPHARM (the "conversion events") using market data of the change in value for guideline companies as a result of these conversion events; (ii) estimating the expected date and likelihood of each conversion event; and (iii) discounting these estimated future returns using a discount rate for the Preferred Shares considering industry debt issuances originated by public funds and venture capital rates of return. A significant change in unobservable inputs discussed above could result in a significant impact to the fair value of the Company's investment in preferred stock. During the year ended December 31, 2016, the Company received 6,184 shares of additional Preferred Shares and recognized $7,421 of dividend income in the accompanying consolidated statement of operations. The changes in the Level 3 investment during the year ended December 31, 2016 were as follows:

2016
Beginning balance	$—
Receipt of Preferred Shares as consideration for amendments to collaboration agreements	120,000
Additional Preferred Shares received as dividend income	7,421
Unrealized appreciation in the fair value of the investment in preferred stock	2,124
Ending balance	$129,545
8. Fair Value Measurements
The carrying amount of cash and cash equivalents, restricted cash, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, as of December 31, 2016:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2016
Assets
U.S. government debt securities	$—	$180,323	$—	$180,323
Equity securities	15,544	7,978	—	23,522
Preferred stock	—	—	129,545	129,545
Other	—	1,917	—	1,917
Total	$15,544	$190,218	$129,545	$335,307
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, as of December 31, 2015:

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
There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2016.
The carrying values of the Company's long term debt approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. Significant financial liabilities measured on a recurring basis were $2,081 as of December 31, 2016. The Company accounted for the contingent consideration liability to the members of Old EnviroFlight by recording its fair value as a liability on the date of the asset acquisition (Note 4) whereby the regulatory and commercial milestones were valued using a probability-weighted discounted cash flow model using discount rates reflecting the time value of money and additional risk inherent in meeting the milestones. These fair value measurements were based on significant inputs not observable in the market and thus represented a Level 3 measurement. A significant change in unobservable inputs discussed above could result in a significant impact to the fair value of the Company's contingent consideration liability. The contingent consideration liability is remeasured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. The changes in the fair value of the Level 3 liability during the year ended December 31, 2016 were as follows:

2016
Beginning balance	$—
Fair value of contingent consideration assumed in asset acquisition	3,660
Payment of contingent consideration (Note 4)	(1,583)
Change in fair value of contingent consideration recognized in selling, general and administrative expenses	4
Ending balance	$2,081
Financial liabilities measured on a recurring basis were not significant as of December 31, 2015.
9. Inventory
Inventory consists of the following:

	December 31,
	2016	2015
Supplies, embryos and other production materials	$1,835	$1,402
Work in process	5,466	6,290
Livestock	11,752	16,907
Feed	2,086	1,964
Total inventory	$21,139	$26,563
10. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	December 31,
	2016	2015
Land and land improvements	$11,324	$9,119
Buildings and building improvements	8,123	7,520
Furniture and fixtures	2,176	1,283
Equipment	44,392	36,016
Leasehold improvements	15,105	6,888
Breeding stock	3,893	—
Computer hardware and software	6,844	5,960
Construction and other assets in progress	6,865	2,193
	98,722	68,979
Less: Accumulated depreciation and amortization	(34,050)	(26,240)
Property, plant and equipment, net	$64,672	$42,739
Depreciation expense was $9,387, $7,872 and $6,178 for the years ended December 31, 2016, 2015 and 2014, respectively.
11. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015, are as follows:

	2016	2015
Beginning balance	$165,169	$101,059
Acquisitions	—	67,403
Foreign currency translation adjustments	(7,994)	(3,293)
Ending balance	$157,175	$165,169

No goodwill or accumulated impairment losses existed as of December 31, 2016 and 2015.
Intangible assets consist of the following as of December 31, 2016:

	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	15.9	$236,401	$(29,748)	$206,653
Customer relationships	6.5	10,700	(4,672)	6,028
Trademarks	9.3	6,800	(1,792)	5,008
Covenant not to compete	2.0	370	(339)	31
In-process research and development		7,895	—	7,895
Total		$262,166	$(36,551)	$225,615
Intangible assets consist of the following as of December 31, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$157,411	$(17,775)	$139,636
Customer relationships	10,700	(2,739)	7,961
Trademarks	6,800	(1,018)	5,782
Covenant not to compete	384	(160)	224
In-process research and development	93,932	—	93,932
Total	$269,227	$(21,692)	$247,535
The balance of in-process research and development as of December 31, 2016 includes certain in-process research and development technology acquired in the Company's Oxitec acquisition and amortization will begin once certain regulatory approvals have been obtained for the in-process programs. See Note 3 for additional discussion of in-process research and development technologies placed in service during 2016.
Amortization expense was $15,185, $9,871 and $4,237 for the years ended December 31, 2016, 2015 and 2014, respectively. Total amortization expense is estimated to be $18,002 for 2017, $17,391 for 2018, $17,068 for 2019, $16,648 for 2020, $16,431 for 2021, and $132,180 for the cumulative period thereafter.
12. Lines of Credit and Long Term Debt
Lines of Credit
Trans Ova has a $6,000 revolving line of credit with First National Bank of Omaha which matures on May 1, 2017. The line of credit bears interest at the greater of 2.95% above the London Interbank Offered Rate or 3.00% and the actual rate was 3.57% as of December 31, 2016. As of December 31, 2016, there was an outstanding balance of $322. The amount available under the line of credit is based on eligible accounts receivable and inventory up to the maximum principal amount. The line of credit is collateralized by certain of Trans Ova's assets and contains certain restricted covenants that include maintaining minimum tangible net worth, maximum allowable annual capital expenditures and working capital. Trans Ova was in compliance with these covenants as of December 31, 2016.
Exemplar has a $700 revolving line of credit with American State Bank which matures on October 30, 2017. The line of credit bears interest at 4.50% per annum. As of December 31, 2016, there was an outstanding balance of $498.

Long Term Debt
Long term debt consists of the following:

	December 31,
	2016	2015
Notes payable	$5,453	$6,477
Royalty-based financing	1,896	1,807
Other	599	244
Long term debt	7,948	8,528
Less current portion	386	930
Long term debt, less current portion	$7,562	$7,598
Trans Ova has a note payable to American State Bank which matures in April 2033 and has an outstanding principal balance of $5,246 as of December 31, 2016. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by certain of Trans Ova's real estate and non-real estate assets.
Exemplar has notes payable with outstanding principal balances totaling $207 as of December 31, 2016. Exemplar pays monthly installments ranging from $1 to $4 with interest rates ranging from 0% to 3%. These notes mature from September 2018 to May 2020 and are collateralized by certain of Exemplar's real estate or letters of credit of certain of its members.
In August 2016, AquaBounty obtained a loan from Finance PEI ("FPEI"), a Canadian government-owned corporation. As of December 31, 2016, there was an outstanding balance of $527. AquaBounty pays monthly installments of $4, which includes interest of 4%, with a balloon payment due in July 2021.  The loan is collateralized by certain of AquaBounty's assets.
AquaBounty has a royalty-based financing grant from the Atlantic Canada Opportunities Agency ("ACOA"), a Canadian government agency, to provide funding of a research and development project. The total amount available under the award was $2,136, which AquaBounty claimed over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. As of the acquisition date in March 2013, AquaBounty had claimed $1,952 of the available funds and this amount was recorded at its acquisition date fair value of $1,107. The Company accretes the difference of $845 between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date, AquaBounty has claimed the remaining balance available under the grant, resulting in total long term debt of $1,896 as of December 31, 2016.
Future maturities of long term debt are as follows:

2017	$386
2018	408
2019	365
2020	336
2021	765
Thereafter	3,792
Total	$6,052
The AquaBounty royalty-based financing grant is not included in the table above due to the uncertainty of the timing of repayment.

13. Income Taxes
The components of loss before income taxes are presented below:

	Year Ended December 31,
	2016	2015	2014
Domestic	$(157,067)	$(69,287)	$(83,256)
Foreign	(37,084)	(17,691)	(2,463)
Loss before income taxes	$(194,151)	$(86,978)	$(85,719)
The components of income tax expense (benefit) are presented below:

	Year Ended December 31,
	2016	2015	2014
U.S. federal income taxes:
Current	$(17)	$22	$—
Deferred	1,396	1,732	—
Foreign income taxes:
Current	(393)	(123)	(103)
Deferred	(5,177)	(1,003)	—
State income taxes:
Deferred	314	388	—
Income tax expense (benefit)	$(3,877)	$1,016	$(103)
Income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 differed from amounts computed by applying the applicable U.S. federal corporate income tax rate of 34% to loss before income taxes as a result of the following:

	2016	2015	2014
Computed statutory income tax benefit	$(66,011)	$(29,573)	$(29,144)
State and provincial income tax benefit, net of federal income taxes	(7,905)	(3,157)	(3,544)
Nondeductible stock based compensation	3,321	3,182	1,386
Nondeductible officer compensation	—	2,433	—
Contribution of services by shareholder	—	—	677
Research and development tax incentives	(6,350)	(348)	258
Acquisition and internal restructuring transaction costs	571	883	—
Enacted change in tax rates	—	(961)	—
U.S.-foreign rate differential	3,463	620	—
Other, net	1,485	(98)	1,503
	(71,426)	(27,019)	(28,864)
Change in valuation allowance for deferred tax assets	67,549	28,035	28,761
Total income tax expense (benefit)	$(3,877)	$1,016	$(103)

The tax effects of temporary differences that comprise the deferred tax assets and liabilities as of December 31, 2016 and 2015, are as follows:

	2016	2015
Deferred tax assets
Allowance for doubtful accounts	$1,676	$1,056
Inventory	447	967
Equity securities and investments in affiliates	31,729	10,413
Accrued liabilities and long-term debt	4,168	4,585
Stock-based compensation	8,460	7,223
Deferred revenue	68,056	31,637
Research and development tax credits	10,396	9,113
Net operating and capital loss carryforwards	144,502	135,633
Total deferred tax assets	269,434	200,627
Less: Valuation allowance	256,165	190,174
Net deferred tax assets	13,269	10,453
Deferred tax liabilities
Property, plant and equipment	406	160
Intangible assets	29,870	32,095
Total deferred tax liabilities	30,276	32,255
Net deferred tax liabilities	$(17,007)	$(21,802)
Activity within the valuation allowance for deferred tax assets during the years ended December 31, 2016, 2015 and 2014 was as follows:

	2016	2015	2014
Valuation allowance at beginning of year	$190,174	$161,660	$131,985
Increase (decrease) in valuation allowance as a result of
Mergers and acquisitions, net	(1,416)	1,228	914
Current year operations	67,549	28,035	28,761
Foreign currency translation adjustment	(142)	(749)	—
Valuation allowance at end of year	$256,165	$190,174	$161,660
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
The Company's past issuances of stock and mergers and acquisitions have resulted in ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). As a result, utilization of portions of the net operating losses may be subject to annual limitations. As of December 31, 2016, approximately $15,100 of the Company's domestic net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1,500. As of December 31, 2016, approximately $18,600 of the Company's domestic net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction.
As of December 31, 2016, the Company has loss carryforwards for U.S. federal income tax purposes of approximately $252,971 available to offset future taxable income and federal and state research and development tax credits of $7,514, prior to consideration of annual limitations that may be imposed under Section 382. These carryforwards will begin to expire in

2022. Of these loss carryforwards, $44,929 relate to benefits from stock compensation deductions that will be recorded as a component of paid-in capital when realized. The Company's direct foreign subsidiaries have foreign loss carryforwards of approximately $119,155, most of which do not expire.
The Company does not record deferred taxes on the undistributed earnings of its direct foreign subsidiaries because it does not expect the temporary differences related to those unremitted earnings to reverse in the foreseeable future. As of December 31, 2016, the Company's direct foreign subsidiaries had accumulated deficits of approximately $27,885. Future distributions of accumulated earnings of the Company's direct foreign subsidiaries may be subject to U.S. income and foreign withholding taxes.
The Company does not file a consolidated income tax return with AquaBounty or BioPop. As of December 31, 2016, AquaBounty has loss carryforwards for federal and foreign income tax purposes of approximately $22,215 and $12,925, respectively, and foreign tax credits of approximately $2,428 available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382 or analogous foreign provisions. These carryforwards will begin to expire in 2018. As a result of the Company's ownership in AquaBounty passing 50% in 2013, an annual Section 382 of approximately $900 per year will apply to domestic losses and credits carried forward by AquaBounty from prior years, which are also subject to prior Section 382 limitations. As of December 31, 2016, BioPop had loss carryforwards of approximately $1,402 for federal income tax purposes available to offset future taxable income.
The Company and its subsidiaries do not have material unrecognized tax benefits as of December 31, 2016. The Company does not anticipate significant changes in the amount of unrecognized tax benefits in the next 12 months. The Company's tax returns for years 2004 and forward are subject to examination by federal or state tax authorities due to the carryforward of unutilized net operating losses and research and development tax credits.
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

Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31,
	2016	2015
Unrealized loss on investments	$(89)	$(519)
Loss on foreign currency translation adjustments	(36,113)	(12,233)
Total accumulated other comprehensive loss	$(36,202)	$(12,752)
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

	Year Ended December 31,
	2016	2015	2014
Cost of products	$81	$95	$14
Cost of services	274	354	142
Research and development	9,251	8,614	4,817
Selling, general and administrative	32,596	29,604	16,876
Total	$42,202	$38,667	$21,849
Intrexon Stock Option Plans
In April 2008, Intrexon adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Intrexon's board of directors granted share based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of December 31, 2016, there were 562,951 stock options outstanding under the 2008 Plan.
Intrexon adopted the 2013 Plan for employees and nonemployees pursuant to which Intrexon's board of directors may grant share based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective upon the closing of the of the Company's initial public offering in August 2013, and as of December 31, 2016, there were 16,000,000 shares authorized for issuance under the 2013 Plan, of which 10,077,432 stock options were outstanding and 4,291,530 shares were available for grant.
As of December 31, 2016, an additional 1,000,000 options were issued and outstanding outside the 2008 Plan and 2013 Plan. These options were awarded as an inducement grant to an executive officer in accordance with New York Stock Exchange Rule 303A.08 and are generally subject to the same terms and conditions as awards granted under the 2013 Plan.
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

Stock option activity under Intrexon's award plans was as follows for the periods presented:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2013	2,840,648	$8.27	7.75
Granted	7,655,050	27.51
Exercised	(315,964)	(4.80)
Forfeited	(1,855,578)	(24.00)
Expired	(612)	(7.12)
Balances at December 31, 2014	8,323,544	22.59	8.64
Granted	5,051,500	45.82
Adjustment due to dividend (Note 14)	312,795	25.40
Exercised	(1,029,291)	(15.16)
Forfeited	(1,610,335)	(26.75)
Expired	(4,685)	(28.29)
Balances at December 31, 2015	11,043,528	32.66	8.49
Granted	4,644,860	29.39
Exercised	(1,210,840)	(15.83)
Forfeited	(2,760,809)	(40.34)
Expired	(76,356)	(37.81)
Balances at December 31, 2016	11,640,383	31.25	8.21
Exercisable at December 31, 2016	3,418,035	28.09	6.88
Vested and Expected to Vest at December 31, 2016(1)	10,019,307	31.04	8.08

(1)	The number of stock options expected to vest takes into account an estimate of expected forfeitures.
Total unrecognized compensation costs related to unvested awards as of December 31, 2016, 2015 and 2014 were $94,038, $113,655 and $62,281, respectively, and are expected to be recognized over a weighted-average period of approximately three years.
The weighted average grant date fair value of options granted during 2016, 2015 and 2014 was $16.28, $25.96 and $16.40, respectively. The aggregate intrinsic value of options exercised during 2016, 2015 and 2014 was $22,704, $24,675 and $6,350, respectively. The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of Intrexon's common stock for those shares where the exercise price was lower than the fair value of Intrexon's common stock on the date of exercise.

The following table summarizes additional information about stock options outstanding as of December 31, 2016:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$2.65	—	$9.34	562,951	$6.23	4.13	$10,172	525,755	$6.01	3.97	$9,615
$15.21	—	$27.19	2,785,705	23.47	8.54	4,797	684,704	21.07	7.29	2,237
$27.21	—	$29.68	3,147,242	29.30	7.53	—	1,400,707	29.35	7.31	—
$29.70	—	$42.22	3,590,423	32.89	9.09	—	345,274	37.06	6.85	—
$43.99	—	$65.34	1,554,062	54.40	8.43	—	461,595	53.06	8.33	—
			11,640,383	$31.25	8.21	$14,969	3,418,035	$28.09	6.88	$11,852
The following table summarizes additional information about stock options outstanding as of December 31, 2015:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.38	—	$9.34	1,261,192	$6.40	5.40	$29,956	1,147,978	$6.19	5.25	$27,507
$15.21	—	$28.93	2,682,516	24.25	8.43	15,831	602,023	24.43	8.36	3,445
$29.14	—	$29.68	2,895,885	29.63	8.44	1,508	635,743	29.68	7.99	299
$30.10	—	$56.77	3,118,935	44.48	9.46	—	108,682	45.87	8.02	—
$57.95	—	$65.34	1,085,000	58.07	9.55	—	—	—	—	—
			11,043,528	$32.66	8.49	$47,295	2,494,426	$18.31	6.82	$31,251
Intrexon currently uses authorized and unissued shares to satisfy share award exercises.
In October 2015, the compensation committee and the independent members of Intrexon's board of directors approved a compensation arrangement whereby the Company's Chief Executive Officer ("CEO") would receive a monthly salary. Previously, the CEO did not receive compensation for his services as an employee of the Company other than through his participation in the Company's Annual Executive Incentive Plan which became effective January 1, 2015. Pursuant to the compensation agreement, the CEO receives a base salary of $200 per month payable in fully vested shares of Intrexon common stock with such shares subject to a three-year lock-up on resale. The monthly number of shares of common stock is calculated based on the closing price on the last trading day of each month and the shares are issued pursuant to the terms of a Restricted Stock Unit Agreement ("RSU Agreement") which was executed between Intrexon and the CEO pursuant to the terms of the 2013 Plan. The RSU Agreement became effective in November 2015 and had an initial term of twelve months. In October 2016, the independent members of Intrexon's board of directors, with the recommendation of the compensation committee of the board of directors, approved a new RSU Agreement for the CEO providing for a term of two months, expiring on December 31, 2016, at the same monthly salary payable in fully vested shares of common stock and on the same terms as the original RSU Agreement. The fair value of the shares issued as compensation for services is included in selling, general, and administrative expenses in the Company's consolidated statements of operations for the years ended December 31, 2016 and 2015, and totaled $1,861 and $314, respectively. In December 2016, the independent members of Intrexon's board of directors, with the recommendation of the compensation committee of the board of directors, approved a new RSU Agreement for the CEO providing for a term of three months expiring on March 30, 2017 and on the same terms as the original RSU Agreement.
Prior to 2015, the CEO did not receive compensation for his services as CEO, and as a result, the Company recorded $1,991 in compensation expense for the year ended December 31, 2014 based on the estimated salary and benefits appropriate for the role.

AquaBounty Stock Option Plans
As of December 31, 2016, there were 185,591 options outstanding, of which 181,766 were exercisable, under the AquaBounty 2006 Equity Incentive Plan ("AquaBounty 2006 Plan") at a weighted average exercise price of $7.89 per share. As of December 31, 2015, there were 179,426 options outstanding under this plan at a weighted average exercise price of $7.83 per share. The AquaBounty stock option data reflect a 1-for-30 reverse stock split of AquaBounty's common stock effective January 5, 2017.
In March 2016, AquaBounty's board of directors adopted the AquaBounty 2016 Equity Incentive Plan ("AquaBounty 2016 Plan") to replace the AquaBounty 2006 Plan.  The AquaBounty 2016 Plan provides for the issuance of incentive stock options, non-qualified stock options and awards of restricted and direct stock purchases to directors, officers, employees and consultants of AquaBounty.  The AquaBounty 2016 Plan was approved by AquaBounty's shareholders at its annual meeting in April 2016. Upon the effectiveness of the AquaBounty 2016 Plan, no new awards may be granted under the AquaBounty 2006 Plan. As of December 31, 2016, there were no options outstanding under the AquaBounty 2016 Plan.
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
17. Commitments and Contingencies
Operating Leases
The Company leases certain facilities and equipment under noncancelable operating leases. The equipment leases are renewable at the option of the Company. As of December 31, 2016, future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2017	$5,503
2018	5,774
2019	5,515
2020	5,566
2021	4,936
Thereafter	20,179
Total	$47,473
Rent expense, including other facility expenses, was $8,593, $8,610 and $8,511 in 2016, 2015 and 2014, respectively.
The Company maintains subleases for certain of its facilities. Rental income under sublease agreements was $1,051, $1,486 and $908 for the years ended December 31, 2016, 2015 and 2014, respectively. Future rental income is expected to be $114 for 2017, $80 for 2018, and $67 for 2019.

Contingencies
In March 2012, Trans Ova was named as a defendant in a licensing and patent infringement suit brought by XY, LLC ("XY") alleging that certain of Trans Ova's activities breach a licensing agreement and infringe on patents that XY allegedly owns. Trans Ova filed a number of counterclaims in the case. In Colorado District Court, the matter proceeded to a jury trial in January 2016. The jury determined that XY and Trans Ova had each breached the licensing agreement and that Trans Ova had infringed the intellectual property of XY. In April 2016, the court issued its order, entering a jury award of damages to Trans Ova in the amount of $528 and a jury award of damages to XY in the amount of $6,066, each with prejudgment interest. The order provides for the continuation of Trans Ova's license to XY's technology, subject to an ongoing royalty for Trans Ova. Since the inception of the license, Trans Ova has remitted payments to XY pursuant to the terms of the original license agreement and has recorded these payments in cost of services in the consolidated statements of operations for the respective periods. For the period from inception of the agreement through the court's order, aggregate royalty and license payments were $3,170, of which $2,759 had not yet been deposited by XY. For the year ended December 31, 2016, the Company recorded litigation expense of $4,228, which is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and represents the excess of the net damages awarded to XY, including prejudgment interest, over the liability previously recorded by Trans Ova for uncashed checks previously remitted to XY. In August 2016, Trans Ova deposited the net damages amount, including prejudgment interest, into the court's treasury, to be held until the appeals process is complete and final judgment amounts are determined. As of December 31, 2016, this amount is included in restricted cash on the accompanying consolidated balance sheet. In December 2016, Trans Ova elected to void the outstanding checks and these amounts have been reclassified to other accrued liabilities on the accompanying consolidated balance sheet as of December 31, 2016. In 2017, Trans Ova and XY will each file an appeal seeking to overturn respective adverse rulings. As a result of an appeal decision, the damages awarded to either party could decrease, increase, or be eliminated. The appeal decision may remand to the Colorado District Court all, or a portion, of the appellate issues. Trans Ova and the Company could elect to enter into a settlement agreement in order to avoid the further costs and uncertainties of litigation, to modify the license to XY's technologies, or to recover monetary damages related to Trans Ova's antitrust counterclaims.
In May 2016, two putative shareholder class action lawsuits, captioned Hoffman v. Intrexon Corporation et al. and Gibrall v. Intrexon Corporation et al., were filed in the U.S. District Court for the Northern District of California on behalf of purchasers of Intrexon's common stock between May 12, 2015 and April 20, 2016 (the "Class Period"). In July 2016, the court consolidated the lawsuits and appointed a lead plaintiff. The consolidated amended complaint names as defendants Intrexon and certain of Intrexon's current and former officers (the "Defendants"). It alleges, among other things, that the Defendants made materially false and/or misleading statements during the Class Period with respect to the Company's business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs' claims are based in part upon allegations in a report published in April 2016 on the Seeking Alpha financial blog. The plaintiffs seek compensatory damages, interest and an award of reasonable attorneys' fees and costs. The Defendants moved to dismiss the case. On February 24, 2017, the court granted the Company's motion to dismiss the lawsuit on the grounds that plaintiff failed to state a claim, while granting plaintiff leave to amend. Any such amended complaint must be filed by the plaintiff within 30 days. The Company intends to continue to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this case.
In July 2016, a putative shareholder derivative action captioned Basile v. Kirk et al. was filed in the Circuit Court of Fairfax County, Virginia, against certain of the Company's directors, the Company's CEO, and Third Security, and naming the Company as a nominal defendant. The complaint alleges causes of action for breaches of fiduciary duty and unjust enrichment relating to the entry by the Company into the Services Agreement with Third Security. The plaintiff seeks, among other things, damages in an unspecified amount, disgorgement of improper benefits, appropriate equitable relief, and an award of attorney fees and other costs and expenses. The complaint is substantially similar to two separate demands made by shareholders concerning the Services Agreement and Mr. Kirk's compensation. The board of directors of the Company appointed a Special Litigation Committee ("SLC") consisting of independent directors to investigate the claims and allegations made in the derivative action and in the two shareholder demands and to decide on behalf of the Company whether the claims and allegations should be pursued. The Basile case was stayed pending the report of the SLC. In November 2016, the SLC completed its review and evaluation and unanimously determined that the claims were without merit because the compensation arrangements were the result of an informed and disinterested decision-making process and were fair to the Company, and that prosecution of the asserted claims was not in the best interest of Intrexon or its shareholders. Based upon the determination of the SLC, on February 24, 2017, the Company moved to dismiss the court action pursuant to Virgina statute. There can be no assurance, however, regarding the ultimate outcome of the case.
In addition to the shareholder demands above, in June and July 2016, two shareholders made separate demands under Virginia law demanding that the Company file suit against certain of its current officers and directors for alleged breaches of fiduciary duty and other claims. The demands were based upon and asserted the allegations previously published in April 2016 in the

Seeking Alpha financial blog. In July 2016, the Company's board of directors authorized the SLC to expand its review to include all such allegations. In February 2017, the SLC completed its review and evaluation and unanimously determined that there was no basis for any of the allegations, that the Company's officers and directors did not breach their fiduciary duties or any other applicable law, and that prosecution of the asserted claims was not in the best interest of Intrexon or its shareholders.
The Division of Enforcement, U.S. Securities and Exchange Commission is conducting an investigation which the Company believes concerns certain issues raised by the foregoing matters. The Company has met with the SEC staff and is voluntarily cooperating with their investigation. The Company's board of directors has authorized the SLC to monitor the Company's interaction with the SEC staff.
The Company may become subject to other claims and assessments from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2016 and 2015, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
18. Related Party Transactions
Third Security and Affiliates
The Company's CEO and Chairman of the board of directors is also the Senior Managing Director and CEO of Third Security and owns 100% of the equity interests of Third Security. In November 2015, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved the execution of a Services Agreement ("Services Agreement") with Third Security pursuant to which Third Security provides the Company with certain professional, legal, financial, administrative, and other support services necessary to support the Company and its CEO. As consideration for providing these services, Third Security is entitled to a fee of $800 per month to be paid in the form of fully-vested shares of the Company's common stock. The number of shares of common stock is calculated based on the closing price of the Company's common stock on the 15th day of each month. The payments made by the Company under the Services Agreement constitute, in the aggregate, an award under the 2013 Plan and are subject to the terms of the 2013 Plan (Note 15). The Services Agreement had a term of one year, can be terminated by the Company at any time, and may be extended only by agreement of the parties, including approval of a majority of the independent members of Intrexon's board of directors. In October 2016, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved an extension of the Services Agreement for a term of two months, expiring on December 31, 2016. For the years ended December 31, 2016 and 2015, the Company issued 337,163 shares and 48,678 shares, respectively, with values of $8,571 and $1,375, respectively, to Third Security as payment for services pursuant to the Services Agreement. In December 2016, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved an extension of the Services Agreement through December 2017. In addition to the foregoing Services Agreement, the Company reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf, and the total expenses incurred by the Company under this arrangement was $309, $428, and $291 for the years ended December 31, 2016, 2015 and 2014, respectively.
See also Note 15 regarding compensation arrangements between the Company and its CEO.
Transactions with ECC Parties
In addition to entities controlled by Third Security, any entity in which the Company holds equity securities, including securities received as upfront or milestone consideration, and which also are party to a collaboration with the Company are considered to be related parties.
In September 2016, Fibrocell, one of the Company's collaborators, sold promissory notes convertible into shares of Fibrocell common stock ("convertible note") and warrants to purchase shares of Fibrocell common stock to certain institutional and accredited investors, including the Company and affiliates of Third Security. The Company paid $2,604 for a convertible note and warrants. As of December 31, 2016, the value of the convertible note and warrants totaled $1,642 and is included in other assets on the accompanying consolidated balance sheet. In July 2015, the Company purchased 375,868 shares of common stock of Fibrocell at $5.80 per share.
In June 2016, the Company purchased 2,261,419 shares of Oragenics common stock at $0.52 per share.

In March 2015, the Company purchased 278,788 shares of common stock of AmpliPhi Biosciences Corporation ("AmpliPhi") and 69,696 warrants for $2,300. Of the total purchase price, $1,979 was allocated to the value of the shares of common stock and $321 was allocated to the value of the warrants. In December 2016, the Company sold all of its investment in AmpliPhi common stock, resulting in a realized loss of $4,098, which is included in unrealized and realized depreciation in fair value of equity securities on the consolidated statement of operations for the year ended December 31, 2016.
Between February 2011 and February 2015, the Company purchased $43,582 of ZIOPHARM common stock. See Note 14 for additional discussion related to the Company's investment in ZIOPHARM.
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
Other Related Parties
In June 2015, the Company entered into an agreement with Harvest, an investment fund sponsored by Harvest Capital Strategies, LLC, and a related party based on ownership in the fund by affiliates of Third Security. Harvest was established to invest in life science research and development opportunities that the Company offers to Harvest. These are investment proposals that are suitable for pursuit by a start-up venture, characterized by the agreement as "start-up opportunities." For such start-up opportunities, the Company provides Harvest with exclusive rights of first-look and first negotiation. For any opportunities it decides to pursue, Harvest establishes new collaboration entities which enter into an ECC with the Company in a designated field. The terms of such ECCs are negotiated between the Company and Harvest. In addition, the agreement provides the Company the right to present to Harvest the opportunity to invest in other ventures, including investment opportunities with respect to the Company's existing collaborations. Any such opportunities are presented at the Company's discretion on a non-exclusive basis. The agreement with Harvest does not limit the Company's ability to execute other collaborations and joint ventures with third parties. As consideration for providing exclusive rights of first-look and first negotiation for start-up opportunities, the Company receives a portion of the management fee collected by the fund sponsor of Harvest. These fees are included in other income in the accompanying consolidated statements of operations and totaled $2,483 and $1,349 for the years ended December 31, 2016 and 2015, respectively.
19. Net Loss per Share
The following table presents the computation of basic and diluted net loss per share:

	2016	2015	2014
Historical net loss per share:
Numerator:
Net loss attributable to Intrexon	$(186,612)	$(84,493)	$(81,822)
Denominator:
Weighted average shares outstanding, basic and diluted	117,983,836	111,066,352	99,170,653
Net loss attributable to Intrexon per share, basic and diluted	$(1.58)	$(0.76)	$(0.83)
The following potentially dilutive securities as of December 31, 2016, 2015, and 2014, have been excluded from the above computations of diluted weighted average shares outstanding for the years then ended as they would have been anti-dilutive:

	December 31,
	2016	2015	2014
Options	11,640,383	11,043,528	8,323,544
Warrants	—	194,719	352,483
Total	11,640,383	11,238,247	8,676,027

20. Quarterly Financial Information (Unaudited)
The following information has been derived from unaudited consolidated statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$43,438	$52,501	$48,985	$46,002
Operating loss	(40,533)	(23,222)	(28,821)	(32,590)
Net loss	(65,320)	(50,031)	(30,011)	(44,912)
Net loss attributable to Intrexon	(64,429)	(49,064)	(28,982)	(44,137)
Net loss attributable to Intrexon per share, basic and diluted	$(0.55)	$(0.42)	$(0.24)	$(0.37)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$33,849	$44,891	$53,367	$41,498
Operating loss	(87,123)	(17,430)	(7,916)	(34,395)
Net income (loss)	25,804	(41,494)	(39,029)	(33,275)
Net income (loss) attributable to Intrexon	27,097	(40,663)	(38,213)	(32,714)
Net income (loss) attributable to Intrexon per share, basic	$0.26	$(0.37)	$(0.34)	$(0.28)
Net income (loss) attributable to Intrexon per share, diluted	0.25	(0.37)	(0.34)	(0.28)
21. Defined Contribution Plans
The Company sponsors defined contribution plans covering employees who meet certain eligibility requirements. The Company makes contributions to the plans in accordance with terms specified in the plan agreement. The Company's contributions to the plans were $1,857, $1,157 and $776 in 2016, 2015 and 2014, respectively.
22. Subsequent Events
In January 2017, the Company entered into a definitive agreement to acquire GenVec, Inc. ("GenVec"), a clinical-stage company and pioneer in the development of AdenoVerse™ gene delivery technology. Upon closing of the transaction, GenVec stockholders will receive 0.297 of a share of the Company's common stock in exchange for each share of GenVec common stock. This exchange ratio represents $7.00 per share of GenVec's common stock divided by the Company's five-day volume weighted average price as of January 23, 2017. GenVec stockholders may also receive contingent consideration equal to 50% of any milestone or royalty payments received under one of GenVec's collaboration agreements, provided such payments are received within three years after the closing of the transaction.  Consummation of the transaction, anticipated in the second quarter of 2017, is subject to customary closing conditions, including GenVec stockholder approval.
In January 2017, in conjunction with the listing of AquaBounty common stock on the NASDAQ Stock Market, the Company invested $25,000 in AquaBounty in exchange for 2,421,073 shares of AquaBounty common stock. Subsequent to the equity purchase, the Company distributed 1,776,557 shares of AquaBounty common stock as a dividend to shareholders of record as of January 9, 2017. Immediately following the distribution, the Company's ownership interest in AquaBounty was 58%.

ZIOPHARM Oncology, Inc.
Financial Statements
December 31, 2015, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ZIOPHARM Oncology, Inc.
Boston, Massachusetts

We have audited the accompanying balance sheets of ZIOPHARM Oncology, Inc. as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. ZIOPHARM Oncology, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZIOPHARM Oncology, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
/s/ RSM US LLP
Boston, Massachusetts
February 24, 2016

ZIOPHARM Oncology, Inc.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$140,717	$42,803
Receivables	446	145
Prepaid expenses and other current assets	11,358	1,139
Total current assets	152,521	44,087
Property and equipment, net	581	531
Deposits	128	128
Other non current assets	494	491
Total assets	$153,724	$45,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,008	$2,004
Accrued expenses	8,906	7,182
Deferred revenue - current portion	6,861	1,360
Deferred rent - current portion	348	280
Total current liabilities	18,123	10,826
Deferred revenue, net of current position	47,917	—
Deferred rent, net of current position	313	570
Total liabilities	66,353	11,396
Commitments and contingencies (note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 131,718,579 and 104,452,105 shares issued and outstanding at December 31, 2015 and 2014, respectively	132	104
Additional paid-in capital - common stock	579,939	406,349
Accumulated Deficit	(492,700)	(372,612)
Total stockholders’ equity	87,371	33,841
Total liabilities and stockholders’ equity	$153,724	$45,237

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	For the Year Ended December 31,
	2015	2014	2013
Collaboration Revenue	$4,332	$1,373	$800
Operating expenses:
Research and development	106,785	32,706	42,852
General and administrative	17,647	12,166	15,661
Total operating expenses	124,432	44,872	58,513
Loss from operations	(120,100)	(43,499)	(57,713)
Other income (expense), net	12	(5)	(579)
Change in fair value of warrants	—	11,723	1,185
Net loss	$(120,088)	$(31,781)	$(57,107)
Basic and diluted net loss per share	$(0.96)	$(0.31)	$(0.66)
Weighted average common shares outstanding used to compute basic and diluted net loss per share	125,416,084	101,130,710	85,943,175

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Accumulated Deficit	Total Stockholders’ Equity/
	Shares	Amount
Balance at December 31, 2012	83,236,840	$83	$325,177	$6,909	$(283,724)	$48,445
Stock-based compensation	—	—	3,507	—	—	3,507
Issuance of common stock, net of commission and expenses of $3,678	16,445,000	16	53,864	—	—	53,880
Exercise of warrants to purchase common stock	112,808	—	396	(196)	—	200
Exercise of employee stock options	570,168	1	955	—	—	956
Issuance of restricted common stock	75,272	—	—	—	—	—
Repurchase of shares of restricted common stock	(116,723)	—	(498)	—	—	(498)
Cancelled of restricted stock	(163,747)	—	—	—	—	—
Expired warrants	—	—	3,110	(3,110)	—	—
Net loss	—	—	—	—	(57,107)	(57,107)
Balance at December 31, 2013	100,159,618	100	386,511	3,603	(340,831)	49,383

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Cont.)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Accumulated Deficit	Total Stockholders’ Equity/
	Shares	Amount
Stock-based compensation	—	—	4,743	—	—	4,743
Exercise of warrants to purchase common stock	3,747,254	4	13,963	(3,313)	—	10,654
Exercise of employee stock options	613,138	—	1,386	—	—	1,386
Issuance of restricted common stock	66,828	—	—	—	—	—
Repurchase of shares of restricted common stock	(112,333)	—	(544)	—	—	(544)
Cancelled of restricted stock	(22,400)	—	—	—	—	—
Expired warrants	—	—	290	(290)	—	—
Net loss	—	—	—	—	(31,781)	(31,781)
Balance at December 31, 2014	104,452,105	$104	$406,349	$—	$(372,612)	$33,841

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Cont.)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Accumulated Deficit	Total Stockholders’ Equity/
	Shares	Amount
Stock-based compensation	—	—	7,997	—	—	7,997
Exercise of employee stock options	2,519,267	3	4,566	—	—	4,568
Issuance of restricted common stock	1,590,574	2	(2)	—	—	—
Repurchase of shares of restricted common stock	(61,819)	—	(518)	—	—	(518)
Repurchase of common stock	(3,711)	—	(34)	—	—	(34)
Issuance of common stock, net of commissions and expenses of $6,305	11,500,000	12	94,309	—	—	94,320
Issuance of common stock in licensing agreement	11,722,163	12	67,273	—	—	67,285
Net loss	—	—	—	—	(120,088)	(120,088)
Balance at December 31, 2015	131,718,579	$132	$579,939	$—	$(492,700)	$87,371

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(120,088)	$(31,781)	$(57,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357	462	738
Stock-based compensation	7,997	4,743	3,507
Change in fair value of warrants		(11,723)	(1,185)
Common stock issued in exchange for license agreement	67,285	—	—
Loss on disposal of fixed assets	—	—	585
Change in operating assets and liabilities:
(Increase) decrease in:
Receivables	(301)	—	(87)
Prepaid expenses and other current assets	(10,214)	809	4,964
Other noncurrent assets	(3)	37	477
Increase (decrease) in:
Accounts payable	4	1,582	(1,087)
Accrued expenses	1,724	827	(10,159)
Deferred revenue	53,418	(1,373)	(800)
Deferred rent	(189)	(213)	625
Other noncurrent liabilities	—	(20)	20
Net cash used in operating activities	(10)	(36,650)	(59,509)
Cash flows from investing activities:
Purchases of property and equipment	(412)	(193)	(132)
Proceeds from sale of property and equipment	—	—	1
Net cash used in investing activities	(412)	(193)	(131)
Cash flows from financing activities:
Proceeds from exercise of stock options	4,568	1,386	956
Payments to employees for repurchase of restricted common stock	(518)	(544)	(498)
Proceeds from exercise of warrants	—	10,600	200
Repurchase of common stock	(34)	—	—
Proceeds from issuance of common stock, net	94,320	—	53,880
Net cash provided by financing activities	98,336	11,442	54,538
Net decrease in cash and cash equivalents	97,914	(25,401)	(5,102)
Cash and cash equivalents, beginning of period	42,803	68,204	73,306
Cash and cash equivalents, end of period	$140,717	$42,803	$68,204
Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—
Supplementary disclosure of noncash investing and financing activities:
Exercise of equity-classified warrants to common shares	$—	$692	$196
Issuance of common stock in license agreement	$67,285

The accompanying notes are an integral part of these financial statements.

Exercise of liability-classified warrants to common shares	$—	$54	$—

The accompanying notes are an integral part of these financial statements.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

1.	Organization
ZIOPHARM Oncology, Inc., which is referred to as “ZIOPHARM” or the “Company”, is a biopharmaceutical company seeking to acquire, develop and commercialize, on its own or with commercial partners, a diverse portfolio of cancer therapies that address unmet medical needs.
The Company’s operations to date have consisted primarily of raising capital and conducting research and development. The Company’s fiscal year ends on December 31.
The Company has operated at a loss since its inception in 2003 and has minimal revenues. The Company anticipates that losses will continue for the foreseeable future. At December 31, 2015, the Company’s accumulated deficit was approximately $492.7 million. Given its current development plans, the Company anticipates cash resources will be sufficient to fund operations into the fourth quarter of 2017. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in the Company’s focus and direction of its research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. Additional financing will be required to continue operations after the Company exhausts its current cash resources and to continue its long-term plans for clinical trials and new product development. There can be no assurance that any such financing can be obtained by the Company, or if obtained, what the terms thereof may be, or that any amount that the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

2.	Financings
On February 3, 2015, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 10,000,000 shares of its common stock. The price to the public in the offering was $8.75 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $8.225 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,500,000 shares of common stock at a purchase price of $8.225 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (SEC File No. 333-201826) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 10,000,000 shares and the additional 1,500,000 shares on February 9 and February 17, 2015, respectively. The net proceeds from the offering were approximately $94.3 million after deducting underwriting discounts and estimated offering expenses paid by the Company.
On October 23, 2013, the Company entered into an underwriting agreement with J. P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 14,300,000 shares of its common stock. The price to the public in the offering was $3.50 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $3.29 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 2,145,000 shares of common stock at a purchase price of $3.29 per share, and the underwriters elected to exercise such option in full. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (SEC File No. 333-177793) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 14,300,000 shares and the additional 2,145,000 shares on October 29, 2013. The net proceeds from the offering were approximately $53.9 million after deducting underwriting discounts and estimated offering expenses paid by the Company.

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
The Company’s most significant estimates and judgments used in the preparation of our financial statements are:

•	Clinical trial expenses;

•	Collaboration agreements;

•	Fair value measurements for stock based compensation and warrants; and

•	Income taxes.
Subsequent Events
The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its financial statements or disclosures.
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
Restricted Cash
Restricted cash of $388 thousand, which is restricted as collateral for the Company’s facility leases and $104 thousand that is restricted as collateral for a line of credit is included in other assets.
Long-Lived Assets
The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell.
Warrants
The Company applied the accounting standard which provided guidance in assessing whether an equity-based financial instrument is indexed to an entity’s own stock for purposes of determining whether a financial instrument should be treated as a derivative. In applying the methodology the Company concluded that certain warrants issued by the Company had terms that did not meet the criteria to be considered indexed to the Company’s own stock and therefore were classified as liabilities in the Company’s balance sheet. The liability classified warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of “Other income, net” in the accompanying Statement of Operations. Fair value was measured using the binomial valuation model. All warrants expired in December 2014.
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 are as follows:

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$137,405	$137,405	$—	$—

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)

($ in thousands)	Fair Value Measurements at Reporting Date Using
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$37,290	$37,290	$—	$—
The cash equivalents consist primarily of short term U.S. treasury money market mutual funds which are actively traded.
Revenue Recognition from Collaboration Agreements
The Company has primarily generated revenue through collaboration arrangements with strategic partners for the development and commercialization of product candidates. The Company recognizes revenue for each unit of accounting when evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectability is reasonably assured
The Company’s collaboration agreements may provide for various types of payments, including upfront payments, funding of research and development, milestone payments, licensing fees and product royalties. The specifics of the Company’s significant agreements are detailed in Note 8, Commitments and Contingencies.
The Company considers a variety of factors in determining the appropriate method of accounting for its collaboration agreements, including whether multiple deliverables can be separated and accounted for individually as separate units of accounting. Where there are multiple deliverables within a collaboration agreement that cannot be separated and therefore are combined into a single unit of accounting, revenues are deferred and recognized over the estimated period of performance, which is typically the development term. If the deliverables can be separated, the Company applies the relevant revenue recognition guidance to each individual deliverable. The specific methodology for the recognition of the underlying revenue is determined on a case-by-case basis according to the facts and circumstances applicable to each agreement. Generally, the Company has accounted for its collaboration agreements as a single unit of accounting.
Milestone payments are recognized as revenue upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone and (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions are not met, the milestone payment is deferred and recognized as revenue over the estimated remaining period of performance under the contract as the Company completes its performance obligations. Royalties are recognized as earned in accordance with the terms of various research and collaboration agreements.
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
The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. The Company evaluates this tax position on an annual basis. The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in income tax expense (see Note 10, Income Taxes).
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
The Company recognizes the full impact of its share-based employee payment plans in the statements of operations for each of the years ended December 31, 2015, 2014, and 2013 and did not capitalize any such costs on the balance sheets. The Company recognized $5.3 million, $3.7 million, and $2.3 million of compensation expense related to vesting of stock options during the years ended December 31, 2015, 2014, and 2013, respectively. In the years ended December 31, 2015, 2014, and 2013, the Company recognized $2.7 million, $1.0 million, and $1.2 million of compensation expense, respectively, related to vesting of restricted stock (see Note 12, Stock Option Plan). In the years ended December 31, 2015, 2014, and 2013, the Company recognized $8.0 million, $4.7 million, and $3.5 million of compensation expense, respectively, related to vesting of all employee and director awards. The following table presents share-based compensation expense included in the Company’s Statements of Operations:

	Year ended December 31,
(in thousands)	2015	2014	2013
Research and development	$1,403	$1,416	$792
General and administrative	6,594	3,327	2,715
Share based employee compensation expense before tax	7,997	4,743	3,507
Income tax benefit	—	—	—
Net share based employee compensation expense	$7,997	$4,743	$3,507

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

3.	Summary of Significant Accounting Policies (Continued)
The fair value of each stock option is estimated at the date of grant using the Black-Scholes option pricing model. The estimated weighted-average fair value of stock options granted to employees in 2015, 2014, and 2013 was approximately $10.47, $3.58, and $2.51 per share, respectively. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The volatility assumption is based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The expected life represents the average period of time that options granted are expected to be outstanding. The Company calculated expected term using the simplified method described in SEC Staff Accounting Bulletin, or SAB, No. 107 and No. 110 as it continues to meet the requirements promulgated in SAB No. 110. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2015	2014	2013
Weighted average risk-free interest rate	1.46 - 1.93%	1.74 - 2.11%	1.00 - 2.10%
Expected life in years	6	6	6
Expected volatility	79.13 - 86.81%	85.22 - 94.55%	83.40 - 95.96%
Expected dividend yield	—	—	—
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and warrants, have not been included in the computation of diluted net loss per share for any of the periods presented as the result would be antidilutive. Such potential common shares at December 31, 2015, 2014, and 2013 consist of the following:

	December 31,
	2015	2014	2013
Stock options	3,481,468	6,505,664	6,747,303
Unvested restricted stock	1,586,388	144,508	352,865
Warrants	—	—	10,539,767
	5,067,856	6,650,172	17,639,935
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
IFRS. This standard removes inconsistencies and weaknesses between U.S. GAAP and IFRS in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, provides more useful information to users of financial statements through improved disclosure requirements, and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period and early application is not permitted. The Company is still evaluating this standard and its impact on our financial position or results of operations.

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
On October 17, 2013, the Company entered into a sublease agreement to lease 7,259 square feet in its New York office to a subtenant. The Company remains primarily liable to pay rent on the original lease. Accordingly, the Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from our subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013.
On August 30, 2013, the Company entered into a sublease agreement to lease 5,249 square feet in our Boston office to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $42 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $367 thousand, less $325 thousand in payments from our subtenant. The Company retired assets in this subleased area as a result of this sublease with a net book value of $194 thousand, and recorded a loss on disposal of fixed assets. The company previously held a security deposit of $20 thousand in accordance with the sublease, which was recorded in other non-current assets and other liabilities on the balance sheet for the year ended December 31, 2013. This sublease tenant vacated the lease in October 2014. On May 22, 2015, the Company subleased previously vacant office space in the Boston Office for approximately $105 thousand for the period of June 2015 through August 2016. We expect to receive a total of $44 thousand in the next year from our subtenant in the Boston Office.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

5.	Property and Equipment, net
Property and equipment, net, consists of the following:

	December 31,
(in thousands)	2015	2014
Office and computer equipment	$1,105	$1,094
Software	886	874
Leasehold improvements	990	927
Manufacturing equipment	572	251
	3,553	3,146
Less: accumulated depreciation	(2,972)	(2,615)
Property and equipment, net	$581	$531
Depreciation and amortization charged to the Statement of Operations for the years ended December 31, 2015, 2014, and 2013 was: $358 thousand, $462 thousand and, $738 thousand, respectively.

6.	Accrued Expenses
Accrued expenses consist of the following:

	December 31,
(in thousands)	2015	2014
Clinical consulting services	$2,331	$2,802
Preclinical services	3,976	2,027
Employee compensation	1,453	768
Professional services	317	422
Payroll taxes and benefits	289	417
Manufacturing services	253	308
Accrued vacation	221	212
Other consulting services	66	226
Total	$8,906	$7,182

7.	Related Party Transactions
On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, which is referred to as the Channel Agreement, with Intrexon Corporation, or Intrexon (see Note 8, Commitments and Contingencies). A director of the Company, Randall J. Kirk, is the CEO, a director, and the largest stockholder of Intrexon.
On March 27, 2015, the Company and Intrexon entered into a Second Amendment to Exclusive Channel Partner Agreement amending the Channel Agreement, which is referred to as the ECP Amendment. The ECP Amendment modified the scope of the parties’ collaboration under the Channel Agreement in connection with the worldwide License and Collaboration Agreement, or the Ares Trading Agreement, which the Company and Intrexon entered into with Ares Trading S.A., or Ares Trading, on March 27, 2015. The ECP Amendment provided that Intrexon will pay to the Company fifty percent of all payments that Intrexon receives for upfronts, milestones and royalties under the Ares Trading Agreement (see Note 8, Commitments and Contingencies). The Amendment also reduces Intrexon’s aggregate commitment under a Stock Purchase Agreement that the parties

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

7.	Related Party Transactions (Continued)
executed in connection with the initial Channel Agreement to purchase the Company’s common stock from $50.0 million to $43.5 million, which has been satisfied.
On January 13, 2015, the Company, together with Intrexon, entered into a license agreement with MD Anderson, which is referred to as the MD Anderson License. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel CAR+ T cell therapies arising from the laboratory of Laurence Cooper, M.D., Ph.D., the Chief Executive Officer of the Company, formerly a professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies. In partial consideration for entering into the MD Anderson License, the Company issued MD Anderson an aggregate of 11,722,163 shares of common stock for which the Company incurred a $67.3 million charge. The Company has determined that the rights acquired in the MD Anderson License represent in-process research and development with no alternative future use. As a result of the common stock issued to MD Anderson in connection with this transaction, MD Anderson became a beneficial holder of more than five percent of the Company’s common stock. (see Note 8, Commitments and Contingencies). During the year ending December 31, 2015, the Company made three quarterly payments totaling an aggregate of $11.25 million under this arrangement.
On February 3, 2015, Intrexon purchased 1,440,000 shares of common stock in the Company’s public offering (see Note 2, Financings) upon the same terms as others that participated in the offering.
On June 29, 2015, the Company re-purchased 3,711 shares of common stock from Intrexon, at a discount of 5% to the closing price of the Company’s common stock on the date of purchase, which represented fractional shares that resulted from Intrexon’s special stock dividend of the Company’s shares to Intrexon’s shareholders, for $34 thousand. On January 8, 2016, the Company purchased a remaining 168 shares from Intrexon for $2 thousand.
During the years ended December 31, 2015, 2014 and 2013, the Company expensed $16.3 million, $12.0 million, and $7.8 million, respectively, for services performed by Intrexon. As of December 31, 2015 and 2014 the Company has recorded $4.6 million and $1.9 million in current liabilities, respectively, for amounts due to Intrexon.
On September 28, 2015, the Company, entered into a new Exclusive Channel Collaboration Agreement, or the GvHD Agreement, with Intrexon, whereby the Company will use Intrexon’s technology directed towards in vivo expression of effectors to research, develop and commercialize products for use in the treatment or prevention of graft-versus-host disease, or GvHD (see Note 8, Commitments and Contingencies). The Company paid Intrexon a technology access fee of $10 million in cash in October 2015 and will reimburse Intrexon for all research and development costs. Subject to certain expense allocations and other offsets provided in the ECC Agreement, the ECC Agreement also provides for equal sharing of the profits derived from the sale of the Products (see Note 8, Commitments and Contingencies).

8.	Commitments and Contingencies
Operating Leases
Prior to December 31, 2012, the Company entered into an operating lease in New York, NY for office space. In accordance with this agreement, the Company entered into a letter of credit in the amount of $388 thousand, naming the Company’s landlord as beneficiary. In January 2012, the Company amended the lease agreement, adding additional office space. The collateral for the letter of credit is restricted cash and recorded in other non-

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)
current assets on the balance sheet as of December 31, 2015 and 2014. The lease for office space in New York, NY expires in October 2018.
On October 17, 2013, the Company entered into a sublease agreement to lease all of its New York office space to a subtenant. The Company remains primarily liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $729 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $2.3 million, less $1.6 million in payments from its subtenant. The Company retired assets as a result of this sublease with a net book value of $392 thousand, and recorded a loss on disposal of fixed assets for the same amount for the year ended December 31, 2013. The Company continues to maintain the $388 thousand letter of credit in respect of the New York office space.
Prior to December 31, 2012, the Company entered into separate operating lease agreements for various spaces in a building in Boston, MA. In June 2012, the Company re-negotiated a master lease for the entire Boston office space that incorporated all three lease agreements under the same master agreement expiring in August 2016. As of December 31, 2015 and 2014, a total security deposit of $127 thousand is included in deposits on the balance sheet.
On August 30, 2013, the Company entered into a sublease agreement to lease a portion of its Boston office to a subtenant. The Company remains liable to pay rent on the original lease. The Company recorded a loss on the sublease in the amount of $42 thousand for the year ended December 31, 2013, representing the remaining contractual obligation of $367 thousand, less $325 thousand in payments from its subtenant. This sublease tenant vacated the leased premises in October 2014. At December 31, 2014, the Company applied the $20 thousand deposit received from the sublease tenant against its outstanding rent obligation. On March 31, 2015, the Company recorded a loss of $167 thousand on the first floor sublease. On May 22, 2015, the Company subleased the vacant office space for approximately $105 thousand for the period of June 2015 through August 2016, and the tenant provided a security deposit of $17 thousand. Since the prior lease obligation has been fully expensed, rent received from the tenant will reduce current rent expense.
Future net minimum lease payments under operating leases as of December 31, 2015 are as follows (in thousands):

2016	$1,139
2017	928
2018	851
2019	427
2020 and beyond	712

4,057
Less: contractual sublease income	(962)

Future minimum lease payments, net	$3,095

Total rent expense was approximately $1.0 million, $1.2 million, and $1.0 million for the years ended December 31, 2015, 2014, and 2013.
The Company records rent expense on a straight-line basis over the term of the lease. Accordingly, the Company has recorded a liability for deferred rent at December 31, 2015 and 2014 of $661 thousand ($348 thousand current and $313 long-term) and 2014 of $850 thousand ($280 thousand current and $570 long-term) respectively, which is recorded in deferred rent on the balance sheet.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)
License Agreements
Exclusive Channel Partner Agreement with Intrexon Corporation for the Cancer Programs
On January 6, 2011, the Company entered into an Exclusive Channel Partner Agreement, or the Channel Agreement, with Intrexon that governs a “channel partnering” arrangement in which the Company uses Intrexon’s technology to research, develop and commercialize products in which DNA is administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which the Company collectively refers to as the Cancer Program. This Channel Agreement establishes committees comprised of representatives of the Company and Intrexon that govern activities related to the Cancer Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization efforts and intellectual property.
The Channel Agreement grants the Company a worldwide license to use patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products involving DNA administered to humans for expression of anti-cancer effectors for the purpose of treatment or prophylaxis of cancer, which is collectively referred to as the ZIOPHARM Products. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of ZIOPHARM Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense these rights without Intrexon’s written consent.
Under the Channel Agreement, and subject to certain exceptions, the Company is responsible for, among other things, the performance of the Cancer Program, including the development, commercialization and certain aspects of manufacturing of ZIOPHARM Products. Intrexon is responsible for establishing manufacturing capabilities and facilities for the bulk manufacture of products developed under the Cancer Program, certain other aspects of manufacturing and costs of discovery-stage research with respect to platform improvements and costs of filing, prosecution and maintenance of Intrexon’s patents.
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
Upon termination of the Channel Agreement, the Company may continue to develop and commercialize any ZIOPHARM Product that, at the time of termination:

•	Is being commercialized by the Company;

•	Has received regulatory approval;

•	Is a subject of an application for regulatory approval that is pending before the applicable regulatory authority; or

•
Is the subject of at least an ongoing Phase 2 clinical trial (in the case of a termination by Intrexon due to an uncured breach or a voluntary termination by the Company), or an ongoing Phase 1 clinical trial in the field (in the case of a termination by the Company due to an uncured breach or a termination by Intrexon following an unconsented assignment by the Company or its election not to pursue development of a Superior Therapy (as defined in the Channel Agreement)).

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)
The Company’s obligation to pay 50% of net profits or revenue described above with respect to these “retained” products will survive termination of the Channel Agreement.
On March 27, 2015, the Company and Intrexon entered into an Exclusive Channel Partner Amendment, or ECP Amendment, amending the Channel Agreement. The ECP Amendment modifies the scope of the parties’ collaboration under the Channel Agreement in connection with the Ares Trading Agreement discussed below. Pursuant to the ECP Amendment, the chimeric antigen receptor T cell products to be developed and commercialized pursuant to the Ares Trading Agreement shall be included within the Intrexon/ZIOPHARM collaboration under the Channel Agreement. The ECP Amendment provides that Intrexon will pay to the Company fifty percent of all payments Intrexon receives for upfronts, milestones and royalties under the Ares Trading Agreement.
Exclusive Channel Collaboration Agreement with Intrexon Corporation for Graft-Versus-Host Disease
On September 28, 2015, the Company, entered into a new Exclusive Channel Collaboration Agreement, or the GvHD Agreement, with Intrexon, whereby the Company will use Intrexon’s technology directed towards in vivo expression of effectors to research, develop and commercialize products for use in the treatment or prevention of graft-versus-host disease, or GvHD. The exclusive collaboration, or the GvHD Program, will focus on the pursuit of the following engineered cell therapy strategies, used either separately or in combination, for the targeted treatment of GvHD: (i) the infusion of regulatory T cells expressing membrane-bound and/or soluble interleukin-2 and (ii) the deployment of orally delivered, genetically modified L. lactis that express interleukin-2 to modulate immune function. The GvHD Agreement establishes committees comprised of Company and Intrexon representatives that will govern activities related to the GvHD Program in the areas of project establishment, chemistry, manufacturing and controls, clinical and regulatory matters, commercialization activities and intellectual property.
The GvHD Agreement grants the Company a worldwide license to use specified patents and other intellectual property of Intrexon in connection with the research, development, use, importing, manufacture, sale, and offer for sale of products developed under the GvHD Program, or the Products. Such license is exclusive with respect to any clinical development, selling, offering for sale or other commercialization of the Products, and otherwise is non-exclusive. Subject to limited exceptions, the Company may not sublicense the rights described without Intrexon’s written consent.
Under the GvHD Agreement, and subject to certain exceptions, the Company is responsible for, among other things, the performance of the GvHD Program including development, commercialization and certain aspects of manufacturing of the Products. Among other things, Intrexon is responsible for the costs of establishing manufacturing capabilities and facilities for the bulk manufacture of the Products, certain other aspects of manufacturing, costs of discovery-stage research with respect to platform improvements and costs of filing, prosecution and maintenance of Intrexon’s patents.
The Company paid Intrexon a technology access fee of $10 million in cash in October 2015 and will reimburse Intrexon for all research and development costs. Subject to certain expense allocations and other offsets provided in the GvHD Agreement, the GvHD Agreement also provides for equal sharing of the profits derived from the sale of the Products.
During the first 24 months after September 28, 2015, the GvHD Agreement may be terminated by (i) either party in the event of a material breach by the other, except for the failure of the other party to use diligent efforts or to

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)
comply with any diligence obligations set forth in the GvHD Agreement and (ii) Intrexon under certain circumstances if the Company assigns its rights under the GvHD Agreement without Intrexon’s consent. Following such twenty-four month period, Intrexon may also terminate the GvHD Agreement if the Company elects not to pursue the development of the GvHD Program identified by Intrexon that is a “Superior Therapy,” as such term is defined in the GvHD Agreement. Also following such period, the Company may voluntarily terminate the GvHD Agreement upon 90 days’ written notice to Intrexon.
Upon termination of the GvHD Agreement, the Company may continue to develop and commercialize any Product that, at the time of termination:

•	is being commercialized by the Company,

•	has received regulatory approval,

•	is a subject of an application for regulatory approval that is pending before the applicable regulatory authority, or

•
is the subject of at least an ongoing Phase 2 clinical trial (in the case of a termination by Intrexon due to a Company uncured breach or a voluntary termination by the Company), or an ongoing Phase 1 clinical trial (in the case of a termination by the Company due to an Intrexon uncured breach or a termination by Intrexon following an unconsented assignment by the Company or the Company’s election not to pursue development of a Superior Therapy).

The Company’s obligation to pay 50% of net profits or revenue with respect to these “retained” products will survive termination of the GvHD Agreement.
The Company has determined that the rights acquired in the GvHD Agreement represent in-process research and development with no alternative future use. Accordingly, the Company recorded a charge of $10.0 million to research and development expense in 2015.
License Agreement—The University of Texas MD Anderson Cancer Center
On January 13, 2015, the Company, together with Intrexon, entered into a License Agreement, or the MD Anderson License, with The University of Texas MD Anderson Cancer Center, or MD Anderson. Pursuant to the MD Anderson License, the Company and Intrexon hold an exclusive, worldwide license to certain technologies owned and licensed by MD Anderson including technologies relating to novel chimeric antigen receptor (CAR) T cell therapies, non-viral gene transfer systems, genetic modification and/or propagation of immune cells and other cellular therapy approaches, Natural Killer, or NK Cells and T cell receptors, or TCR’s arising from the laboratory of Laurence Cooper, M.D., Ph.D., who became the Chief Executive Officer of the Company on May 7, 2015 and was formerly a tenured professor of pediatrics at MD Anderson and now currently a visiting scientist under that institution’s policies, as well as either co-exclusive or non-exclusive licenses under certain related technologies.
Pursuant to the terms of the MD Anderson License, MD Anderson received consideration consisting of $50 million in shares of the Company’s common stock (or 10,124,561 shares), and $50 million in shares of Intrexon’s common stock, in each case based on a trailing 20 day volume weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the announcement of the entry into the MD Anderson License, collectively referred to as the License Shares, pursuant to the terms of the License Shares Securities Issuance Agreement described below. The License Shares were issued to MD Anderson on March 11, 2015 pursuant to the terms of the MD Anderson License.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)
On January 9, 2015, in order to induce MD Anderson to enter into the MD Anderson License on an accelerated schedule, the Company and Intrexon entered into a letter agreement, or the Letter Agreement, pursuant to which MD Anderson received consideration of $7.5 million in shares of the Company’s common stock (or 1,597,602 shares), and $7.5 million in shares of Intrexon’s common stock, in each case based on a trailing 20 day volume weighted average of the closing price of the Company’s and Intrexon’s common stock ending on the date prior to the execution of the Letter Agreement, collectively referred to as the Incentive Shares, in the event that the MD Anderson License was entered into on or prior to 8:00 am Pacific Time on January 14, 2015. The Incentive Shares were issued to MD Anderson on March 11, 2015 pursuant to the terms of the Incentive Shares Securities Issuance Agreement described below.
On August 17, 2015, the Company, Intrexon and MD Anderson entered into a research and development agreement, or the Research and Development Agreement, to formalize the scope and process for the transfer by MD Anderson, pursuant to the terms of the MD Anderson License, of certain existing research programs and related technology rights, as well as the terms and conditions for future collaborative research and development of new and ongoing research programs.
Pursuant to the Research and Development Agreement, the Company, Intrexon and MD Anderson have agreed to form a joint steering committee that will oversee and manage the new and ongoing research programs. As provided under the MD Anderson License, the Company will provide funding for research and development activities in support of the research programs under the Research and Development Agreement for a period of three years and in an amount of no less than $15 million and no greater than $20 million per year. During the year ended December 31, 2015, the Company made three quarterly payments totaling an aggregate of $11.25 million under this arrangement. As of December 31, 2015, MD Anderson has used $911 thousand to offset costs incurred pursuant to the MD Anderson License and the Research and Development Agreement. The net balance of $10.3 million is included in other current assets at December 31, 2015.
The term of the MD Anderson License expires on the last to occur of (a) the expiration of all patents licensed thereunder, or (b) the twentieth anniversary of the date of the License; provided, however, that following the expiration of the term of the MD Anderson License, the Company and Intrexon shall then have a fully-paid up, royalty free, perpetual, irrevocable and sublicensable license to use the licensed intellectual property thereunder. After ten years from the date of the MD Anderson License and subject to a 90-day cure period, MD Anderson will have the right to convert the MD Anderson License into a non-exclusive license if the Company and Intrexon are not using commercially reasonable efforts to commercialize the licensed intellectual property on a case-by-case basis. After five years from the date of the MD Anderson License and subject to a 180-day cure period, MD Anderson will have the right to terminate the MD Anderson License with respect to specific technology(ies) funded by the government or subject to a third party contract if the Company and Intrexon are not meeting the diligence requirements in such funding agreement or contract, as applicable. MD Anderson may also terminate the agreement with written notice upon material breach by the Company and Intrexon, if such breach has not been cured within 60 days of receiving such notice. In addition, the MD Anderson License will terminate upon the occurrence of certain insolvency events for both the Company and Intrexon and may be terminated by the mutual written agreement of the Company, Intrexon and MD Anderson.
In connection with the License and the issuance of the License Shares and the Incentive Shares, on January 13, 2015, the Company and MD Anderson entered into a Registration Rights Agreement, or the Registration Rights Agreement, pursuant to which the Company agreed to file a “resale” registration statement, or the Registration Statement, registering the resale of the License Shares, the Incentive Shares and any other shares of the Company’s common stock held by MD Anderson on the date that the Registration Statement is filed Under the

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)
Registration Rights Agreement, the Company is obligated to maintain the effectiveness of the Registration Statement until all securities therein are sold or are otherwise can be sold pursuant to Rule 144, without any restrictions. A prospectus supplement under the Company’s already effective registration statement on Form S-3 (File No. 333-201826), was filed on April 1, 2015 in satisfaction of the Company’s obligations under the Registration Rights Agreement.
The Company has determined that the rights acquired in the MD Anderson License represent in process research and development with no alternative future use. Accordingly, the Company recorded a charge of $67.3 million to research and development expense, as included in the statement of operations for the year ended December 31, 2015, representing the fair value of the 11,722,163 shares of its common stock on the date the MD Anderson License was executed.
Ares Trading License and Collaboration Agreement
On March 27, 2015, the Company and Intrexon signed a worldwide License and Collaboration Agreement, or the Ares Trading Agreement, with Ares Trading S.A. or “Ares Trading”, a subsidiary of the biopharmaceutical business of Merck KGaA, Darmstadt, Germany, through which the parties established a collaboration for the research and development and commercialization of certain products for the prophylactic, therapeutic, palliative or diagnostic use for cancer in humans.
Under the collaboration, Ares Trading will elect CAR-T targets, of which two have been selected during 2015, and for which Ares Trading will provide certain research funding. The Company is responsible for certain research and development expenditures. Once these candidates reach investigational new drug (IND) stage, the programs will be transferred to Ares Trading for clinical development and commercialization. The Company expects to perform multiple preclinical development programs, each consisting of the development of one product candidate, pursuant to the agreement. The Company and Intrexon will also independently conduct research and development on other CAR-T candidates, with Ares Trading having the opportunity during clinical development to opt-in.
Intrexon is entitled to receive $5.0 million payable in equal quarterly installments over two years for each identified product candidate, which will be used to fund discovery work. The Company will be responsible for costs exceeding the quarterly installments and all other costs of the preclinical research and development.
Ares Trading paid a non-refundable upfront fee of $115.0 million to Intrexon as consideration for entry into the Ares Trading Agreement. Pursuant to the ECP Amendment, the Company was entitled to receive 50% of the upfront fee, or $57.5 million, which we received from Intrexon in July 2015.
The Ares Trading Agreement provides for up to $413.0 million of potential payments for certain development and commercial milestones for each product candidate, and royalties ranging from the lower-single digits to the low-teens of net sales derived from the sale of products developed under agreement. The Ares Trading Agreement also provides for up to $50.0 million of payments upon the achievement of certain technical milestones. Intrexon will pay 50% of all milestone and royalty payments that it receives under the Ares Trading Agreement to the Company pursuant to the ECP Amendment.
The term of the Ares Trading Agreement commenced in May 2015 and may be terminated by either party in the event of a material breach as defined in the agreement and may be terminated voluntarily by Ares Trading upon 90 days written notice to the Company.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)
The Company considered FASB Accounting Standards Codification 605-25, Multiple-Element Arrangements, in evaluating the appropriate accounting for the Ares Trading Agreement. In accordance with this guidance, the Company identified the license and research and development services as the Company’s deliverables in the arrangement. The Company concluded that the license does not have standalone value from the research and development services. Accordingly, the Ares Trading Agreement is accounted for by the Company as a single unit of accounting. The $57.5 million upfront payment received by the Company was recorded as deferred revenue and is being recognized over the estimated period of performance of the research and development services currently estimated to be 9 years, beginning with the commencement of the research and development services. During the twelve months ended December 31, 2015, the Company recognized $3.2 million of revenue related to the Ares Trading Agreement. The remaining balance of deferred revenue associated with the upfront payment was $54.3 million, of which $6.4 million is current and $47.9 million is classified as long term at December 31, 2015.
License Agreements with DEKK-Tec, Inc. and Southern Research Institute
On October 15, 2004, the Company entered into a license agreement with DEKK-Tec, Inc., or DEKK-Tec, pursuant to which it was granted an exclusive, worldwide license for palifosfamide. All of the Company’s rights and obligations under the DEKK-Tec license agreement was assigned to Predictive Therapeutics, Ltd., in the first quarter of 2016, with the exception of the Company’s obligation under a stock option to acquire 13,808 shares of the Company’s common stock at an exercise price of $0.02 per share, which remains outstanding in accordance with the terms.
On February 5, 2007, the Company exercised an option to enter into an exclusive license agreement with Southern Research Institute, or SRI, for certain isophosphoramide mustard analogs. Under the license agreement, the Company was required to remit minimum annual royalty payments of $25 thousand until the first commercial sale of a licensed product. These payments were made for the years ended December 31, 2015, 2014, and 2013. All of the Company’s remaining obligations under the SRI license agreement were assigned to Predictive Therapeutics, Ltd., in the first quarter of 2016.
License Agreement with Predictive Therapeutics, Ltd.
On November 12, 2015, the Company entered into a License Agreement with Predictive Therapeutics, Ltd., or Predictive. Pursuant to the License Agreement, the Company granted Predictive an exclusive license to develop and commercialize palifosfamide.
In exchange, the Company received an upfront payment of $250 thousand and is entitled to receive additional payments of up to $12.8 million in development-and sales-based milestones, single digit royalty payments on net sales of palifosfamide, once commercialized, and a percentage of any sublicense revenues generated by Predictive. Predictive will be responsible for all costs related to the development, manufacturing and commercialization of palifosfamide.
The $250 thousand upfront payment received in November 2015 is being amortized over the period of the Company’s research and development effort related to transitional services. There are certain deliverables that are included in the License Agreement including transfer of intellectual property and prior research and development results, which are estimated by management to be completed by June 30, 2016. Accordingly, the Company has recorded $50 thousand in revenue during the twelve months ended December 31, 2015. The remaining deferred revenue balance of $200 thousand at December 31, 2015 has been classified as current. In accordance with the License Agreement with Predictive, the Company is no longer obligated to continue their

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)
research and development efforts beyond the transitional services. In the first quarter of 2016, all of the Company’s rights and obligations under the DEKK-Tec and SRI license agreements were assigned to Predictive Therapeutics, Ltd., with the exception of the Company’s obligation to DEKK-Tec under a stock option to acquire 13,808 shares of the Company’s common stock at an exercise price of $0.02 per share, which remains outstanding in accordance with the terms.
Patent and Technology License Agreement—The University of Texas MD Anderson Cancer Center and the Texas A&M University System.
On August 24, 2004, the Company entered into a patent and technology license agreement with MD Anderson, which the Company refers to, collectively, as the Licensors. Under this agreement, the Company was granted an exclusive, worldwide license to rights (including rights to U.S. and foreign patent and patent applications and related improvements and know-how) for the manufacture and commercialization of two classes of organic arsenicals (water- and lipid-based) for human and animal use. The class of water-based organic arsenicals includes darinaparsin.
The Company issued options to purchase 50,222 shares outside of the Company’s stock option plans following the successful completion of certain clinical milestones, of which 37,666 have vested. The remaining 12,556 shares will vest upon enrollment of the first patient in a multi-center pivotal clinical trial i.e. a human clinical trial intended to provide the substantial evidence of efficacy necessary to support the filing of an approvable New Drug Application, or NDA. In addition, the Licensors are entitled to receive certain milestone payments. The Company may be required to make additional payments upon achievement of certain other milestones in varying amounts which on a cumulative basis could total up to an additional $4.5 million. In addition, the Licensors are entitled to receive single digit percentage royalty payments on sales from a licensed product and will also be entitled to receive a portion of any fees that the Company may receive from a possible sublicense under certain circumstances.
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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

8.	Commitments and Contingencies (Continued)
related organoarsenic molecules, in both intravenous and oral forms in all indications for human use. In exchange, the Company will be eligible to receive from Solasia development-and sales-based milestones, a royalty on net sales of darinaparsin, once commercialized, and a percentage of any sublicense revenues generated by Solasia.
Solasia will be responsible for all costs related to the development, manufacturing and commercialization of darinaparsin. The Company’s Licensors, as defined in the agreement, will receive a portion of all milestone and royalty payments made by Solasia to the Company in accordance with the terms of the Company’s license agreement with the Licensors.
The $5.0 million upfront payment received in March 2011 is being amortized over the period of the Company’s research and development effort. The Company originally estimated this period to be 75 months. In accordance with the amended and restated License and Collaboration Agreement with Solasia, the Company is no longer obligated to continue their research and development efforts in connection with the upfront payment. However, there are certain deliverables that are included in the amended and restated License and Collaboration Agreement including transfer of intellectual property and prior research and development results, which were originally estimated by management to be completed by March 31, 2015 when the amended and restated License and Collaboration Agreement was signed in July 2014. Management subsequently reassessed the period of performance related to the remaining transitional services to be completed under the amended and restated License and Collaboration Agreement and determined that the services are now expected to be completed by March 31, 2016. Accordingly, the Company has recorded $1.1 million in revenue during the twelve months ended December 31, 2015. The remaining deferred revenue balance of $272 thousand at December 31, 2015 has been classified as current.
License Agreement with Baxter Healthcare Corporation
On November 3, 2006, the Company entered into a definitive Asset Purchase Agreement for indibulin and a License Agreement to proprietary nanosuspension technology with affiliates of Baxter Healthcare S.A. The purchase included the entire indibulin intellectual property portfolio as well as existing drug substance and capsule inventories. The terms of the Asset Purchase Agreement included an upfront cash payment and an additional payment for existing inventory. During each of the years ended December 31, 2015, 2014, and 2013, the installment of $250 thousand were paid and expensed.
CRO Services Agreement with Novella Clinical, Inc.
On December 4, 2008, the Company entered into a Master Clinical Research Organization Services Agreement with Novella Clinical, Inc., or Novella, under which Novella provides clinical research organization, or CRO, services in support of the Company’s clinical trials. The work order for the newest trial being conducted by Novella was signed on November 2, 2012. Novella was entitled to cumulative payments of up to $790 thousand under these arrangements, which is payable in varying amounts upon Novella achieving specified milestones.
On August 18, 2014 and November 6, 2014, the Company signed two respective amendments of the Master Clinical Research Organization Services Agreement with Novella. The amendments reflect the removal of data management, statistical and clinical study report services, as well as a change in the timeline and scope of clinical trial support. During the year ended December 31, 2014, three clinical milestones were met and expensed totaling $236 thousand. The remaining milestone of $10 thousand was met and expensed during the quarter ended March 31, 2015. There are no remaining obligations under this agreement.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

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
Liability-Classified Warrants
In connection with a December 2009 public offering, the Company issued warrants to purchase an aggregate of 8,206,520 shares of common stock, including the investor warrants and 464,520 warrants issued to the Underwriters. The warrants had a 5 year term and expired in December 2014. Subject to certain exceptions, these warrants provided anti-dilution protection in the event the Company should subsequently issue common stock or common stock equivalents at a price less than the exercise price of the warrants then in effect.
The Company assessed whether the Warrants required accounting as derivatives. The Company determined that the warrants were not indexed to the Company’s own stock in accordance with FASB Accounting Standards Codification, Derivatives and Hedging (Topic 815). As such, the Company concluded the warrants did not meet the scope exception for determining whether the instruments required accounting as derivatives and should be classified in liabilities.
On December 31, 2013, the liability-classified warrants were valued at $11.8 million using a Binomial/Monte Carlo valuation model. The decrease in the fair value of the warrant liabilities of $1.2 million for the year ended December 31, 2013 was recorded as Other income, net in the Statements of Operations. In December 2014, the company recognized a gain of $195 thousand on the expiration of liability-classified warrants.
The following pricing assumptions were used in the Binomial/Monte Carlo valuation model at December 31, 2013:

December 31, 2013
Risk-free interest rate	0.13%
Expected life in years	0.94
Expected volatility	80%
Expected dividend yield	—
In connection with its 2009 private placement, the Company issued warrants to purchase an aggregate of 2,910,954 shares of common stock (including 138,617 warrants issued to the placement agents) which were exercisable immediately. The warrants had an exercise price of $2.04 per share and a 5 year term. The fair value of the warrants was estimated at $4.2 million using a Black-Scholes model with the following assumptions: expected volatility of 105%, risk free interest rate of 2.41%, expected life of 5 years and no dividends. The fair value of the warrants was recorded in the equity section of the balance sheet. In October 2009, 136,986 of these warrants were exercised.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

9.	Warrants (Continued)
During 2013 135,346 warrants were exercised for 112,808 shares of common stock. Of these warrants, all 135,346 were equity-classified; there were no liability-classified warrants exercised.
During 2014 4,004,907 warrants were exercised for 3,725,277 shares of common stock. Of these warrants, 2,249,062 were equity-classified and 1,755,845 were liability-classified warrants. Additionally, 12,329 equity-classified warrants and 6,479,231 liability-classified warrants expired without being exercised.
All remaining warrants have expired during the year ended December 31, 2014 and none are outstanding as of December 31, 2015.

10.	Income Taxes
There is no provision for income taxes because the Company has incurred operating losses since inception. The reported amount of income tax expense for the years differs from the amount that would result from applying domestic federal statutory tax rates to pretax losses primarily because of the changes in the valuation allowance. Significant components of the Company’s deferred tax assets at December 31, 2015 and 2014 are as follows:

	December 31,
(in thousands)	2015	2014
Net operating loss carryforwards	$96,215	$79,050
Start-up and organizational costs	64,942	38,562
Research and development credit carryforwards	29,564	26,112
Stock compensation	1,997	1,181
Capitalized acquisition costs	10,429	11,376
Deferred revenue	2,695	534
Depreciation	251	208
Other	1,673	1,547
	207,766	158,570
Less valuation allowance	(207,766)	(158,570)
Effective tax rate	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2015, the Company has aggregate net operating loss carryforwards for federal tax purposes of approximately $251 million available to offset future federal taxable income to the extent permitted under the Internal Revenue Code, or IRC, expiring in varying amounts through 2034. Additionally, the Company has approximately $29 million of research and development credits at December 31, 2015, expiring in varying amounts through 2034, which may be available to reduce future taxes.
Under the IRC Section 382, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income. The net operating loss carryforwards for the year ended December 31, 2015 includes approximately $10.2 million resulting from excess tax deductions from stock options. Pursuant to ASC 740, the deferred tax asset relating to excess tax benefits generated from exercises of stock options was not recognized for financial statement purposes.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

10.	Income Taxes (Continued)
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
The Company has provided a valuation allowance for the full amount of these net deferred tax assets, since it is more likely than not that these future benefits will not be realized. However, these deferred tax assets may be available to offset future income tax liabilities and expenses. The valuation allowance increased by $49.2 million in 2015 primarily due to net operating loss carryforwards and the increase in research and development credits.
Income taxes using the federal statutory income tax rate differ from the Company’s effective tax rate primarily due to the change in the valuation allowance on deferred tax assets.
A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Federal income tax at statutory rates	34%	34%	34%
State income tax, net of federal tax benefit	5%	2%	4%
Research and development credits	3%	3%	9%
Stock compensation	-1%	-4%	-2%
Other	0%	-4%	1%
Increase in valuation allowance	-41%	-31%	-46%
Effective tax rate	0%	0%	0%
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

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

10.	Income Taxes (Continued)
additional reserves for uncertain tax liabilities upon adoption of ASC 740. A summary of the company’s adjustments to its uncertain tax positions in the years ended December 31, 2015, 2014, and 2013 are as follows:

(in thousands)
Balance at December 31, 2012	$275
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	(37)
Decrease for settlements with applicable taxing authorities	—
Decrease for lapses of statute of limitations	—

Balance at December 31, 2013	$238
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decrease for settlements with applicable taxing authorities	—
Decrease for lapses of statute of limitations	—

Balance at December 31, 2014	$238
Increase/Decrease for tax positions related to the current year	—
Increase/Decrease for tax positions related to prior years	—
Decreases for settlements with applicable taxing authorities	—
Decrease for previous year’s lapses of statute of limitations	(20)
Decrease for impact of §382 limitations	(218)
Decrease for lapses of statute of limitations	—

Balance at December 31, 2015	$—

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
The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and state jurisdictions for the years ended December 31, 1999 through 2015.

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
Common Stock
On October 29, 2013, pursuant to an underwriting agreement between the Company and J. P. Morgan Securities LLC, as representative of the several underwriters named therein, the Company completed the sale of an aggregate 16,445,000 shares of the Company’s common stock at a price of $3.50 per share in a public offering. The total gross proceeds resulting from this public offering were approximately $57.6 million, before deducting selling commissions and expenses (see Note 2, Financings).

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

11.	Preferred Stock and Stockholders’ Equity (Continued)
On February 3, 2015, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, as representative of the several underwriters named therein, relating to the issuance and sale of 10,000,000 shares of our common stock. The price to the public in the offering was $8.75 per share, and the underwriters agreed to purchase the shares from the Company pursuant to the underwriting agreement at a purchase price of $8.225 per share. Under the terms of the underwriting agreement, the Company also granted the underwriters an option, exercisable for 30 days, to purchase up to an additional 1,500,000 shares of common stock at a purchase price of $8.225 per share. The offering was made pursuant to the Company’s effective registration statement on Form S-3 (SEC File No. 333-201826) previously filed with the SEC, and a prospectus supplement thereunder. The underwriters purchased the 10,000,000 shares and the additional 1,500,000 shares on February 9 and 17, 2015, respectively. The net proceeds from the offering were approximately $94.3 million after deducting underwriting discounts and estimated offering expenses paid by the Company.
On January 13, 2015, the Company, together with Intrexon, entered into the MD Anderson License. Pursuant to the terms of the MD Anderson License, MD Anderson received consideration of 11,722,163 shares of the Company’s common stock (see Note 8, Commitments and Contingencies).
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
As of December 31, 2015, the Company had outstanding options issued to its employees to purchase up to 2,420,801 shares of the Company’s common stock, to its directors to purchase up to 927,500 shares of the Company’s common stock, as well as options to consultants in connection with services rendered to purchase up to 133,167 shares of the Company’s common stock.
Stock options to employees generally vest ratably over three years and have contractual terms of ten years. Stock options to directors generally vest ratably over one or three years and have contractual terms of ten years. Stock options are valued using the Black-Scholes option pricing model and compensation is recognized based on such fair value over the period of vesting on a straight-line basis. The Company has also reserved an aggregate of 26,364 additional shares for issuance under options granted outside of the 2003 Stock Option Plan.
Proceeds from the option exercises during the years ended December 31, 2015, 2014, and 2013 amounted to $4.6 million, $1.4 million and $956 thousand respectively. The intrinsic value of these options amounted to $23.8 million, $2.6 million and $1.4 million for years ended December 31, 2015, 2014 and 2013, respectively.

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

12.	Stock Option Plan (Continued)
Transactions under the Plan for the years ending December 31, 2015, 2014, and 2013 were as follows:

(in thousands, except share and per share data)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	7,147,303	$4.11
Granted	2,649,900	3.28
Exercised	(570,168)	1.68
Cancelled	(2,479,732)	4.58
Outstanding, December 31, 2013	6,747,303	3.81
Granted	1,099,300	4.95
Exercised	(613,138)	2.26
Cancelled	(727,801)	4.54
Outstanding, December 31, 2014	6,505,664	4.07
Granted	427,800	10.47
Exercised	(3,249,160)	3.95
Cancelled	(202,835)	4.36
Outstanding, December 31, 2015	3,481,469	$4.96	6.98	$12,601
Vested and unvested expected to vest at December 31, 2015	3,443,414	$4.24	5.84	$12,463
Options exercisable, December 31, 2015	2,120,834	$4.24	5.84	$8,622
Options exercisable, December 31, 2014	3,781,162	$4.10	5.80	$4,130
Options available for future grant	2,768,230
At December 31, 2015, total unrecognized compensation costs related to non-vested stock options outstanding amounted to $5.3 million. The cost is expected to be recognized over a weighted-average period of 1.55 years.
Restricted Stock
In May, June and December 2015, the Company issued 1,000,000, 50,000 and 403,083 shares of restricted stock to its employees, respectively, which vest ratably in annual installments over three years, commencing on the first anniversary of the grant date. In September and December 2015, the Company issued 4,186 and 133,305 shares of restricted stock to its non-employee directors, which vest in their entirety at December 31, 2015 and on the one year anniversary of the grant date respectively. In December 2014, the Company issued 66,828 shares of restricted stock to its non-employee directors, which vest in their entirety on the one year anniversary of the grant date. In December 2013, the Company issued 75,272 shares of restricted stock to its non-employee directors, which vested in their entirety on the one year anniversary of the grant date.
In September and December 2015, the Company repurchased 7,669 and 16,709 shares at average prices of $11.57 and $8.31, respectively to cover payroll taxes. In January, February and December 2014, the Company repurchased 16,031, 14,600 and 81,702 shares at average prices of $4.37, $4.40 and $5.04 per share, respectively, to cover payroll taxes. In January, March, May and December 2013, the Company repurchased 52,018, 5,400, 2,623, and

ZIOPHARM Oncology, Inc.
NOTES TO FINANCIAL STATEMENTS

12.	Stock Option Plan (Continued)
56,683 shares at average prices of $4.28, $4.50, $1.65 and $4.37 per share, respectively, to cover payroll taxes. A summary of the status of non-vested restricted stock as of December 31, 2015, 2014 and 2013 is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested, December 31, 2012	733,739	$4.37
Granted	75,272	4.34
Vested	(292,399)	4.31
Cancelled	(163,747)	4.42
Non-vested, December 31, 2013	352,865	4.38
Granted	66,828	5.07
Vested	(253,835)	4.38
Cancelled	(21,350)	4.41
Non-vested, December 31, 2014	144,508	4.70
Granted	1,590,574	9.01
Vested	(148,694)	4.88
Cancelled	—	—
Non-vested, December 31, 2015	1,586,388	$9.00
As of December 31, 2015, there was $12.1 million of total unrecognized stock-based compensation expense related to non-vested restricted stock arrangements. The expense is expected to be recognized over a weighted-average period of 1.73 years.

13.	Employee Benefit Plan
The Company sponsors a qualified 401(k) Retirement Plan under which employees are allowed to contribute certain percentages of their pay, up to the maximum allowed under Section 401(k) of the IIRC. The Company may make contributions to this plan at its discretion. The Company contributed approximately $47 thousand, $79 thousand, and $139 thousand to this plan during the years ended December 31, 2015, 2014, and 2013, respectively.

14.	Selected Quarterly Information (Unaudited)
(in thousands, except per share amount)

Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$272	$272	$1,869	$1,919
Total operating expenses	78,499	14,497	20,035	11,401
Loss from operations	(78,227)	(14,225)	(18,166)	(9,482)
Change in fair value of warrants	—	—	—	—
Net (loss)	(78,231)	(14,211)	(18,170)	(9,476)
Loss per share, basic and diluted	$(0.69)	$(0.11)	$(0.14)	$(0.07)
Year Ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$200	$200	$633	$340
Total operating expenses	9,984	11,377	12,575	10,936
Loss from operations	(9,784)	(11,177)	(11,942)	(10,596)
Change in fair value of warrants	82	5,600	5,847	194
Net (loss)	(9,711)	(5,576)	(6,093)	(10,401)
Loss per share, basic and diluted	$(0.10)	$(0.06)	$(0.06)	$(0.09)

Exhibit Index

Exhibit No.	Description

1.1*	Controlled Equity OfferingSM Sales Agreement between Intrexon and Cantor Fitzgerald & Co., dated November 11, 2015 (19)

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

3.1*	Amended and Restated Articles of Incorporation (4)

3.2*	Amended and Restated Bylaws (20)

4.1*	Specimen certificate evidencing shares of common stock (2)

4.2*	Warrants to purchase shares of common stock (2)

4.3*
Eighth Amended and Restated Investors' Rights Agreement, dated March 1, 2013, by and among Intrexon and the holders of the Company's preferred stock and certain holders of Intrexon's common stock and Joinder thereto (1)

10.1†*	Intrexon Corporation Amended and Restated 2008 Equity Incentive Plan and Form of Incentive Stock Option Agreement (2)

10.2†*	Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan and Forms of Award Agreements (14)

10.2A†*	Amendment to the Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, effective as of June 11, 2015 (16)

10.2B†*	Amendment to the Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, effective as of June 9, 2016 (21)

10.2C†*	Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Restricted Stock Unit Agreement, by and between Intrexon and Randal J. Kirk, effective as of November 1, 2015 (18)

10.2D†*	Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Restricted Stock Unit Agreement, by and between Intrexon and Randal J. Kirk, effective as of November 1, 2016 (25)

10.2E †*	Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Restricted Stock Unit Agreement, by and between Intrexon and Randal J. Kirk, dated as of December 31, 2016 (26)

10.3**	Exclusive Channel Partner Agreement, dated as of January 6, 2011, between Intrexon and ZIOPHARM Oncology, Inc., as amended

10.3A*	Second Amendment to Exclusive Channel Partner Agreement, dated March 27, 2015, between Intrexon and ZIOPHARM Oncology, Inc. (15)

10.3B*	Third Amendment to Exclusive Channel Partner Agreement by and between ZIOPHARM Oncology, Inc. and Intrexon Corporation dated as of June 29, 2016 (22)

10.3C*	Amendment to Exclusive Channel Collaboration Agreement by and between ZIOPHARM Oncology, Inc. and Intrexon Corporation dated as of June 29, 2016 (22)

10.4*	Stock Purchase Agreement, dated as of January 6, 2011, between Intrexon and ZIOPHARM Oncology, Inc. (1)

10.5#*	Exclusive Channel Collaboration Agreement, dated as of June 5, 2012, between Intrexon and Oragenics, Inc. (1)

10.6#*	Exclusive Channel Collaboration Agreement, dated as of August 6, 2012, between Intrexon and Synthetic Biologics, Inc. (1)

10.7#*	Exclusive Channel Collaboration Agreement, dated as of October 5, 2012, between Intrexon and Fibrocell Science, Inc. (1)

Exhibit No.	Description

10.7*	First Amendment to Exclusive Channel Collaboration Agreement, dated as of June 28, 2013, between Intrexon and Fibrocell Science, Inc. (1)

10.8#*	Exclusive Channel Collaboration Agreement, dated as of February 14, 2013, between Intrexon and AquaBounty Technologies, Inc. (1)

10.9*	Relationship Agreement, dated as of December 5, 2012, between Intrexon and AquaBounty Technologies, Inc. (1)

10.10#*	Exclusive Channel Collaboration Agreement, dated as of March 29, 2013, between Intrexon and Genopaver, LLC (1)

10.11†*	Second Amended and Restated Employment Agreement, dated as of August 31, 2006, between Intrexon and Thomas D. Reed (2)

10.12#*	Exclusive Channel Collaboration Agreement, dated as of September 30, 2013, between Intrexon and S & I Ophthalmic, LLC (6)

10.13#*	Limited Liability Company Agreement, dated as of September 30, 2013, among Intrexon, Caraco Pharmaceutical Laboratories Ltd. and S & I Ophthalmic, LLC (6)

10.14#*	Exclusive Channel Collaboration Agreement, dated as of March 26, 2014, by and between Intrexon Corporation and Intrexon Energy Partners, LLC (10)

10.15#*	Amended and Restated Limited Liability Company Agreement of Intrexon Energy Partners, LLC, dated as of March 26, 2014, by and among Intrexon and the parties thereto (10)

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

10.21#*	License and Collaboration Agreement, dated as of March 27, 2015, among Intrexon, ARES Trading S.A. and ZIOPHARM Oncology, Inc. (15)

10.22†*	Intrexon Corporation Annual Executive Incentive Plan, adopted as of April 29, 2015 (16)

10.23*	Services Agreement, by and between Intrexon Corporation and Third Security, LLC, effective as of November 1, 2015 (18)

10.23A*	First Amendment to Services Agreement, by and between Intrexon Corporation and Third Security, LLC, effective as of October 31, 2016 (25)

10.23B*	Second Amendment to Services Agreement, by and between Intrexon Corporation and Third Security, LLC, effective as of December 30, 2016 (26)

10.24*	Securities Issuance Agreement by and between ZIOPHARM Oncology, Inc. and Intrexon Corporation dated as of June 29, 2016 (22)

10.25†*	Employment Agreement, dated May 16, 2016 between Intrexon and Geno J. Germano (24)

10.26†*	Offer Letter, dated August 3, 2016 between Intrexon and Andrew Last, PhD (23)

21.1	List of Subsidiaries of Intrexon Corporation

23.1	Consent of PricewaterhouseCoopers LLP

Exhibit No.	Description

23.2	Consent of RSM US LLP

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
Interactive Data File (Intrexon Corporation and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Shareholders' and Total Equity for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (v) the Notes to Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014.

*	Previously filed and incorporated by reference to the exhibit indicated in the following filings by Intrexon:

(1)	Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 9, 2013.

(2)	Amendment No. 1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 29, 2013.

(3)	Amendment No. 2 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on August 6, 2013.

(4)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 15, 2013.

(5)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 1, 2013.

(6)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 30, 2013.

(7)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2013.

(8)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 2014.

(9)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 30, 2014.

(10)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on April 4, 2014.

(11)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2014.

(12)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2015.

(13)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on January 28, 2015.

(14)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2014.

(15)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2015.

(16)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2015.

(17)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 12, 2015.

(18)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 3, 2015.

(19)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2015.

(20)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2016.

(21)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2016.

(22)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2016.

(23)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2016.

(24)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2016.

(25)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2016.

(26)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 30, 2016.

**	Furnished herewith

†	Indicates management contract or compensatory plan.

#	Portions of the exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.