Form 10-Q
period 2017-03-31
INTREXON CORP
filed 2017-05-10
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2017, 119,606,141 shares of common stock, no par value per share, were outstanding.

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
You should read this Quarterly Report on Form 10-Q, the documents that we reference in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2016 and the documents that we have filed as exhibits to our filings with the Securities and Exchange Commission completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$69,852	$62,607
Restricted cash	6,987	6,987
Short-term investments	135,377	174,602
Receivables
Trade, net	19,698	21,637
Related parties	21,787	16,793
Notes, net	—	1,500
Other	1,716	2,555
Inventory	19,083	21,139
Prepaid expenses and other	7,170	7,361
Total current assets	281,670	315,181
Long-term investments	—	5,993
Equity securities	21,476	23,522
Investments in preferred stock	134,661	129,545
Property, plant and equipment, net	68,328	64,672
Intangible assets, net	223,074	225,615
Goodwill	157,825	157,175
Investments in affiliates	23,951	23,655
Other assets	4,943	3,710
Total assets	$915,928	$949,068
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2017	December 31, 2016
Liabilities and Total Equity
Current liabilities
Accounts payable	$7,950	$8,478
Accrued compensation and benefits	7,480	6,540
Other accrued liabilities	16,581	15,776
Deferred revenue	50,333	53,364
Lines of credit	410	820
Current portion of long term debt	388	386
Deferred consideration	6,887	8,801
Related party payables	621	440
Total current liabilities	90,650	94,605
Long term debt, net of current portion	7,608	7,562
Deferred revenue, net of current portion	246,958	256,778
Deferred tax liabilities	16,504	17,007
Other long term liabilities	4,047	3,868
Total liabilities	365,767	379,820
Commitments and contingencies (Note 15)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 119,552,674 and 118,688,770 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	1,323,706	1,325,780
Accumulated deficit	(762,201)	(729,341)
Accumulated other comprehensive loss	(32,967)	(36,202)
Total Intrexon shareholders' equity	528,538	560,237
Noncontrolling interests	21,623	9,011
Total equity	550,161	569,248
Total liabilities and total equity	$915,928	$949,068
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2017	2016
Revenues
Collaboration and licensing revenues, including $28,887 and $19,999 from related parties during the three months ended March 31, 2017 and 2016, respectively	$33,065	$24,073
Product revenues	8,130	8,555
Service revenues	12,031	10,665
Other revenues	521	145
Total revenues	53,747	43,438
Operating Expenses
Cost of products	9,006	9,562
Cost of services	6,804	5,672
Research and development	34,180	25,856
Selling, general and administrative	35,138	42,881
Total operating expenses	85,128	83,971
Operating loss	(31,381)	(40,533)
Other Income (Expense), Net
Unrealized depreciation in fair value of equity securities and preferred stock	(1,622)	(22,331)
Interest expense	(179)	(265)
Interest and dividend income	4,624	610
Other income, net	595	561
Total other income (expense), net	3,418	(21,425)
Equity in net loss of affiliates	(4,947)	(5,643)
Loss before income taxes	(32,910)	(67,601)
Income tax benefit	533	2,281
Net loss	$(32,377)	$(65,320)
Net loss attributable to the noncontrolling interests	978	891
Net loss attributable to Intrexon	$(31,399)	$(64,429)
Net loss attributable to Intrexon per share, basic and diluted	$(0.26)	$(0.55)
Weighted average shares outstanding, basic and diluted	118,956,780	116,861,151
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Net loss	$(32,377)	$(65,320)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(20)	587
Gain on foreign currency translation adjustments	3,252	698
Comprehensive loss	(29,145)	(64,035)
Comprehensive loss attributable to the noncontrolling interests	981	923
Comprehensive loss attributable to Intrexon	$(28,164)	$(63,112)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2016	118,688,770	$—	$1,325,780	$(36,202)	$(729,341)	$560,237	$9,011	$569,248
Cumulative effect of adoption of ASU 2016-09	—	—	1,461	—	(1,461)	—	—	—
Stock-based compensation expense	—	—	7,889	—	—	7,889	5	7,894
Exercises of stock options	10,343	—	175	—	—	175	—	175
Shares issued as payment for services	151,396	—	2,915	—	—	2,915	—	2,915
Shares issued to acquire noncontrolling interests	221,743	—	5,082	—	—	5,082	(5,995)	(913)
Shares issued as payment of deferred consideration	480,422	—	—	—	—	—	—	—
Adjustments for noncontrolling interests	—	—	2,789	—	—	2,789	(2,802)	(13)
Noncash dividend	—	—	(22,385)	—	—	(22,385)	22,385	—
Net loss	—	—	—	—	(31,399)	(31,399)	(978)	(32,377)
Other comprehensive income (loss)	—	—	—	3,235	—	3,235	(3)	3,232
Balances at March 31, 2017	119,552,674	$—	$1,323,706	$(32,967)	$(762,201)	$528,538	$21,623	$550,161
The accompanying notes are an integral part of these consolidated financial statements

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Cash flows from operating activities
Net loss	$(32,377)	$(65,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,400	5,648
Loss on disposal of property, plant and equipment	566	185
Unrealized depreciation on equity securities and preferred stock	1,622	22,331
Noncash dividend income	(3,926)	—
Amortization of discount/premium on investments	198	320
Equity in net loss of affiliates	4,947	5,643
Stock-based compensation expense	7,894	13,188
Shares issued as payment for services	2,915	3,083
Provision for bad debts	9	840
Deferred income taxes	(638)	(2,188)
Other noncash items	(146)	193
Changes in operating assets and liabilities:
Receivables:
Trade	1,931	3,022
Related parties	(4,994)	7,578
Notes	—	(12)
Other	859	(168)
Inventory	2,058	1,485
Prepaid expenses and other	210	143
Other assets	(526)	839
Accounts payable	(990)	2,393
Accrued compensation and benefits	924	(10,773)
Other accrued liabilities	69	4,724
Deferred revenue	(13,011)	3,050
Related party payables	161	208
Other long term liabilities	156	(21)
Net cash used in operating activities	(24,689)	(3,609)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Cash flows from investing activities
Maturities of investments	45,000	18,000
Purchases of preferred stock and warrants	(1,161)	—
Investments in affiliates	(4,579)	(2,721)
Cash paid in asset acquisition	—	(7,244)
Purchases of property, plant and equipment	(6,343)	(4,257)
Proceeds from sale of property, plant and equipment	137	102
Proceeds from repayment of notes receivable	1,500	—
Net cash provided by investing activities	34,554	3,880
Cash flows from financing activities
Acquisitions of noncontrolling interests	(913)	—
Advances from lines of credit	1,678	812
Repayments of advances from lines of credit	(2,088)	(837)
Proceeds from long term debt	126	—
Payments of long term debt	(123)	(160)
Payments of deferred consideration for acquisitions	(1,991)	—
Proceeds from stock option exercises	175	9,777
Payment of stock issuance costs	(10)	—
Net cash provided by (used in) financing activities	(3,146)	9,592
Effect of exchange rate changes on cash and cash equivalents	526	88
Net increase in cash and cash equivalents	7,245	9,951
Cash and cash equivalents
Beginning of period	62,607	135,782
End of period	$69,852	$145,733
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$70	$70
Significant noncash financing and investing activities
Stock received as consideration for collaboration agreements	$—	$9,333
Stock issued to acquire noncontrolling interest	5,082	—
Stock issued in asset acquisition	—	4,401
Contingent consideration assumed in asset acquisition	—	3,660
Noncash dividend to shareholders	22,385	—
Purchases of equipment included in accounts payable and other accrued liabilities	1,132	839
Proceeds from stock option exercises included in other receivables	—	3,553
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
In March 2017, Intrexon acquired the remaining 49% of the equity of Biological & Popular Culture, Inc. ("BioPop"), a California company developing artwork, children's toys and novelty goods that are derived from living organisms or enabled by synthetic biology for $900 in cash and 221,743 shares of Intrexon common stock valued at $5,082. Upon closing this transaction, BioPop became a wholly owned subsidiary of Intrexon.
As of March 31, 2017, Intrexon owned approximately 58% of AquaBounty Technologies, Inc. ("AquaBounty"), a company focused on improving productivity in commercial aquaculture. In January 2017, in conjunction with the listing by AquaBounty of their common stock on the NASDAQ Stock Market, Intrexon purchased $25,000 of additional AquaBounty common stock and subsequently distributed shares of AquaBounty common stock as a dividend to Intrexon shareholders. See Note 13 for additional discussion.
Intrexon Corporation and its consolidated subsidiaries are hereinafter referred to as the "Company."
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of March 31, 2017 and results of operations and cash flows for the interim periods ended March 31, 2017 and 2016. The year-end consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for any other future annual or interim period. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying consolidated financial statements reflect the operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Investments in Preferred Stock
The Company holds preferred stock in certain of its collaborators which may be converted to common stock as described in Note 6. The Company elected the fair value option to account for its investments in preferred stock whereby the value of preferred stock is adjusted to fair value as of each reporting date and unrealized gains and losses are reported in the consolidated statement of operations. These investments are subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of the preferred stock into common stock, the volatility of each collaborator's common stock, and changes in general economic and financial conditions of the collaborators. The investments are classified as noncurrent in the consolidated balance sheet since the Company does not intend to sell the investments nor expect them to be converted into shares of common stock within one year.
Until such time as the Company converts the preferred stock into common stock, the Company is entitled to monthly dividends and records dividend income as described in Note 6.
Equity Method Investments
The Company accounts for its investments in each of its joint ventures and for its investments in start-up entities backed by the Harvest Intrexon Enterprise Fund I, LP ("Harvest"), a related party, (Note 16) using the equity method of accounting based upon relative ownership interest. The Company's investments in these entities are included in investments in affiliates in the accompanying consolidated balance sheets.
The Company accounts for its investment in Oragenics, Inc. ("Oragenics"), one of its collaborators, using the fair value option.
The fair value of the Company's investment in Oragenics was $5,902 and $7,244 as of March 31, 2017 and December 31, 2016, respectively, and is included as equity securities in the accompanying consolidated balance sheets. The Company's ownership of Oragenics was 29.4% and 29.5% as of March 31, 2017 and December 31, 2016, respectively. Unrealized depreciation in the fair value of these securities was $1,341 and $6,345 for the three months ended March 31, 2017 and 2016, respectively.
Summarized unaudited financial data as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016, for the Company's equity method investments are shown in the following tables.

	March 31, 2017	December 31, 2016
Current assets	$75,902	$77,761
Non-current assets	12,016	11,040
Total assets	87,918	88,801
Current liabilities	14,095	11,588
Net assets	$73,823	$77,213

	Three Months Ended March 31,
	2017	2016
Revenues	$30	$282
Operating expenses	13,343	17,660
Operating loss	(13,313)	(17,378)
Other	5	3
Net loss	$(13,308)	$(17,375)
Variable Interest Entities
As of March 31, 2017 and December 31, 2016, the Company determined that certain of its collaborators and joint ventures as well as Harvest were variable interest entities ("VIE" or "VIEs"). The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. The Company's aggregate investment balances of these VIEs as of March 31, 2017 and December 31, 2016 were $165,945 and $159,115, respectively, which represents the Company's maximum risk of loss related to the identified VIEs.
Self-insurance Reserves
Effective January 1, 2017, the Company commenced a self-insurance program for a significant portion of its employee health benefit programs. The Company maintains stop-loss coverage with third party insurers to limit its individual claims and total exposure under those programs. The Company estimates its accrued liability for the ultimate costs to close known claims, including claims incurred but not yet reported to the Company, as of the balance sheet date. The Company's recorded estimated liability for self-insurance is based on the insurance company's incurred loss estimates and management's judgment, including assumptions and factors related to the frequency and severity of claims and the Company's claims development history.
The assessment of self-insurance reserves is a highly subjective process that requires judgments about future events. Self-insurance reserves are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of self-insurance reserves may differ significantly from amounts the Company has accrued in its consolidated financial statements.
Segment Information
While the Company generates revenues from multiple sources, including collaboration agreements, licensing, and products and services associated with bovine reproduction, management is organized around a singular research and development focus to further the development of the Company's underlying synthetic biology technologies. Accordingly, the Company has determined that it operates in one segment. As of March 31, 2017 and December 31, 2016, the Company had $14,586 and $13,265, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $3,714 and $2,496 for the three months ended March 31, 2017 and 2016, respectively.
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
Recently Adopted Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-17, Consolidation (Topic 810) - Interests Held through Related Parties That Are under Common Control ("ASU 2016-17"). The provisions of ASU 2016-17 amend the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The Company adopted this standard effective January 1, 2017, and the implementation of this standard did not have a material impact on the Company's consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The provisions of ASU 2016-09 simplify various aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this standard effective January 1, 2017. Upon adoption in the first quarter of 2017, the Company elected to recognize forfeitures as they occur and recorded an opening adjustment to additional paid-in capital and accumulated deficit for previously unrecognized stock-based compensation costs due to estimating forfeitures on unvested shares totaling $1,461. The Company also recognized deferred tax assets of approximately $17,900 related to the excess tax benefits that previously arose directly from tax deductions related to equity compensation greater than stock-based compensation costs recognized in the consolidated financial statements and the cumulative adjustment for forfeitures. These deferred tax assets were fully offset by a valuation allowance (Note 12). The adoption was on a modified retrospective basis and had no impact on prior periods.
In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). The provisions of ASU 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The Company adopted this standard effective January 1, 2017, and the implementation of this standard did not have a material impact on the Company's consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory ("ASU 2015-11"). The provisions of ASU 2015-11 provide guidance for simplifying the calculation for subsequent measurement of inventory measured using the first-in-first-out or average cost methods. The Company adopted this standard effective January 1, 2017, and the implementation of this standard did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The provisions of ASU 2017-04 simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, with early adoption permitted, and is effective for the Company for the year ending December 31, 2020. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a similar manner as under existing guidance for operating leases today. ASU 2016-02 supersedes the previous lease standard, Topic 840, Leases. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and is effective for the Company for the year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance was originally effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which deferred the effective date of the guidance in ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016, and is effective for the Company for the year ending December 31, 2018. In 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, narrow-scope improvements, practical expedients, and to expedite improvements to ASU 2014-09 by issuing ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating its collaborations and licensing agreements to determine the impact, if any, that the implementation of this standard will have on the Company's consolidated financial statements as it relates to the recognition of upfront and milestone payments that have been deferred under the current revenue guidance, reimbursements for costs incurred by the Company for research and development services provided pursuant to collaborations, and royalties on sales of products arising from collaborations.
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
The Company's investment in S & I Ophthalmic was $2,836 and $3,236 as of March 31, 2017 and December 31, 2016, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
OvaXon
In December 2013, the Company and OvaScience, Inc. ("OvaScience"), a life sciences company focused on the discovery, development and commercialization of new treatments for infertility, entered into a Limited Liability Company Agreement ("OvaXon LLC Agreement") to form OvaXon, LLC ("OvaXon"), a joint venture to create new applications for improving human and animal health. Both the Company and OvaScience made an initial capital contribution of $1,500 in January 2014 for a 50% membership interest in OvaXon. OvaXon is governed by the OvaXon board of managers ("OvaXon Board") which has four members, two each from the Company and OvaScience. In cases in which the OvaXon Board determines that additional capital contributions are necessary in order for OvaXon to conduct business and comply with its obligations, each of the Company and OvaScience has the right, but not the obligation, to make additional capital contributions to OvaXon subject to the OvaXon LLC Agreement. Through March 31, 2017, both the Company and OvaScience have made subsequent capital contributions of $3,250.
The Company's investment in OvaXon was $(356) and $65 as of March 31, 2017 and December 31, 2016, respectively, and is included in other accrued liabilities and investments in affiliates, respectively, in the accompanying consolidated balance sheets.
Intrexon Energy Partners
In March 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, LLC ("Third Security"), entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), a joint venture formed to optimize and scale-up the Company's gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Intrexon has committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of March 31, 2017, the Company's remaining commitment was $8,271. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(788) and $(477) as of March 31, 2017 and December 31, 2016, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.
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
The Company's investment in Intrexon Energy Partners II was $1,084 and $1,414 as of March 31, 2017 and December 31, 2016, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.

EnviroFlight
In February 2016, the Company entered into a series of transactions involving EnviroFlight, LLC ("Old EnviroFlight"), Darling Ingredients Inc. ("Darling") and a newly formed venture between the Company and Darling ("New EnviroFlight"). The Company determined that the series of integrated transactions to acquire substantially all of the assets of Old EnviroFlight for cash, common stock, and contingent consideration should be accounted for as a single transaction, which constituted a business, and considered New EnviroFlight to be the accounting acquirer pursuant to Accounting Standards Codification ("ASC") 805, Business Combinations. Consideration paid to Old EnviroFlight was $4,244 in cash, 136,340 shares of the Company's common stock valued at $4,401 and contingent consideration estimated at $3,660. Contemporaneously, all the assets acquired from Old EnviroFlight, with the exception of certain developed technology, and $3,000 of cash were contributed to New EnviroFlight in exchange for a non-controlling, 50% membership interest in New EnviroFlight. The Company's contributions to New EnviroFlight included an exclusive license to the developed technology that was retained by the Company. Darling received the remaining 50% membership interest in New EnviroFlight as consideration for terminating rights previously held in the developed technology with Old EnviroFlight. New EnviroFlight was formed to generate high-nutrition, low environmental impact animal and fish feed, as well as fertilizer products. The Company and Darling as members have each agreed to make additional capital contributions of up to $5,000 to fund ongoing operations of New EnviroFlight. As of March 31, 2017, the Company's remaining commitment was $2,750. All of the employees of Old EnviroFlight became employees of New EnviroFlight.
The Company determined that its investment in New EnviroFlight should be accounted for using the equity method of accounting. The Company recorded an estimated fair value of $5,425 for its investment in New EnviroFlight and $9,880 for the retained developed technology intangible asset. The developed technology is being amortized over a period of twenty-one years. The contingent consideration liability payable to the members of Old EnviroFlight is considered a freestanding financial instrument in accordance with ASC 480, Distinguishing Liabilities and Equity, and is recorded at fair value each reporting period. The value of this liability was estimated at $2,160 as of March 31, 2017 (Note 7). New EnviroFlight met a regulatory milestone, as defined in the asset purchase agreement, and the members of Old EnviroFlight received a portion of the contingent consideration consisting of 59,337 shares of the Company's common stock valued at $1,583 in October 2016. The members of Old EnviroFlight may receive up to $4,000 of additional shares of the Company's common stock if certain commercial milestones are met prior to February 2019.
The Company's investment in New EnviroFlight was $6,066 and $4,189 as of March 31, 2017 and December 31, 2016, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
Intrexon T1D Partners
In March 2016, the Company and certain investors (the "T1D Investors"), including affiliates of Third Security, entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon T1D Partners, LLC ("Intrexon T1D Partners"), a joint venture formed to utilize the Company's proprietary ActoBiotics platform to develop and commercialize products to treat type 1 diabetes. The Company also entered into an ECC with Intrexon T1D Partners which provides the exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $10,000 while retaining a 50% membership interest in Intrexon T1D Partners. The T1D Investors made initial capital contributions, totaling $10,000 in the aggregate, in exchange for pro rata membership interests in Intrexon T1D Partners totaling 50%. Intrexon has committed to make capital contributions of up to $5,000, and the T1D Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon T1D Partners, have committed to make additional capital contributions of up to $5,000, at the request of Intrexon T1D Partners' board of managers (the "Intrexon T1D Partners Board") and subject to certain limitations. As of March 31, 2017, the Company's remaining commitment was $3,650. Intrexon T1D Partners is governed by the Intrexon T1D Partners Board, which has five members. Two members of the Intrexon T1D Partners Board are designated by the Company and three members are designated by a majority of the T1D Investors. The Company and the T1D Investors have the right, but not the obligation, to make additional capital contributions above these limits when and if solicited by the Intrexon T1D Partners Board.
The Company's investment in Intrexon T1D Partners was $367 and $806 as of March 31, 2017 and December 31, 2016, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.

4. Collaboration and Licensing Revenue
The Company generates revenue through contractual agreements with collaborators (known as exclusive channel collaborations, "ECC" or "ECCs") and licensing agreements whereby the collaborators or the licensees obtain exclusive access to the Company's proprietary technologies for use in the research, development and commercialization of products and/or treatments in a contractually specified field of use. Upfront and milestone payments are typically deferred and recognized over the expected life of the Company's technology platform using a straight-line approach. The Company recognizes the reimbursement payments received for research and development services in the period in which the services are performed and collection is reasonably assured. The following tables summarize the amounts recorded as revenue in the consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$4,842	$6,143	$10,985
Oragenics, Inc.	263	306	569
Fibrocell Science, Inc.	605	1,134	1,739
Genopaver, LLC	69	1,611	1,680
S & I Ophthalmic, LLC	—	303	303
OvaXon, LLC	—	824	824
Intrexon Energy Partners, LLC	625	4,461	5,086
Persea Bio, LLC	125	164	289
Ares Trading S.A.	1,597	1,718	3,315
Intrexon Energy Partners II, LLC	500	649	1,149
Intrexon T1D Partners, LLC	264	868	1,132
Harvest start-up entities (1)	601	2,762	3,363
Other	1,833	798	2,631
Total	$11,324	$21,741	$33,065

(1)
For the three months ended March 31, 2017, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc.

	Three Months Ended March 31, 2016
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$922	$6,059	$6,981
Oragenics, Inc.	263	543	806
Fibrocell Science, Inc.	605	1,252	1,857
Genopaver, LLC	69	1,509	1,578
S & I Ophthalmic, LLC	—	1,186	1,186
OvaXon, LLC	—	694	694
Intrexon Energy Partners, LLC	625	3,363	3,988
Persea Bio, LLC	125	199	324
Ares Trading S.A.	1,597	808	2,405
Intrexon Energy Partners II, LLC	500	50	550
Harvest start-up entities (1)	46	388	434
Other	1,020	2,250	3,270
Total	$5,772	$18,301	$24,073

(1)	For the three months ended March 31, 2016, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.
There have been no significant changes to arrangements with our collaborators and licensees in the three months ended March 31, 2017. See Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for additional details of the Company's existing collaboration and licensing agreements.
Deferred Revenue
Deferred revenue primarily consists of consideration received for upfront and milestone payments in connection with the Company's collaborations and licensing agreements, prepayments for research and development services performed for collaborators and licensees, and prepayments for product and service revenues. Deferred revenue consists of the following:

	March 31, 2017	December 31, 2016
Upfront and milestone payments	$287,677	$297,867
Prepaid research and development services	3,899	6,015
Prepaid product and service revenues	5,613	5,554
Other	102	706
Total	$297,291	$310,142
Current portion of deferred revenue	$50,333	$53,364
Long-term portion of deferred revenue	246,958	256,778
Total	$297,291	$310,142

The following table summarizes the remaining balance of deferred revenue associated with upfront and milestone payments for each significant collaboration and licensing agreement.

	March 31, 2017	December 31, 2016
ZIOPHARM Oncology, Inc.	$133,967	$138,809
Oragenics, Inc.	7,503	7,766
Fibrocell Science, Inc.	18,421	19,026
Genopaver, LLC	1,908	1,977
Intrexon Energy Partners, LLC	17,500	18,125
Persea Bio, LLC	3,875	4,000
Ares Trading S.A.	45,581	47,178
Intrexon Energy Partners II, LLC	15,333	15,833
Intrexon T1D Partners, LLC	8,492	8,653
Harvest start-up entities (1)	19,681	20,208
Other	15,416	16,292
Total	$287,677	$297,867

(1)
As of March 31, 2017 and December 31, 2016, the balance of deferred revenue for collaborations with Harvest start-up entities includes Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc.

5. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of March 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$135,214	$1	$(110)	$135,105
Certificates of deposit	272	—	—	272
Total	$135,486	$1	$(110)	$135,377
The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of December 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$180,412	$5	$(94)	$180,323
Certificates of deposit	272	—	—	272
Total	$180,684	$5	$(94)	$180,595
For more information on the Company's method for determining the fair value of its assets, see Note 2 – "Fair Value of Financial Instruments" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
As of March 31, 2017, all of the available-for-sale investments were due within one year based on their contractual maturities.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company's investments were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and have been in a loss position for less than 12 months.

As of March 31, 2017 and December 31, 2016, the Company did not consider any of its investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company's ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.
6. Investments in Preferred Stock
Investment in ZIOPHARM Preferred Stock
In June 2016, the Company received 100,000 shares of Series 1 Preferred Stock (the "Preferred Shares") of ZIOPHARM Oncology Inc. ("ZIOPHARM"), with a per share stated value of $1,200, as consideration for amending their two previously existing ECC agreements. A summary of the terms of the Preferred Shares follows.
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
The investment in ZIOPHARM preferred stock is categorized as Level 3 as there are significant unobservable inputs and the Preferred Shares are not traded on a public exchange. The fair value of the investment in ZIOPHARM preferred stock is estimated using a probability-weighted expected return ("PWERM") model. The key inputs used in the PWERM model are (i) estimating the future returns for conversion of the Preferred Shares for both product approval and a change in control of ZIOPHARM (the "conversion events") using market data of the change in value for guideline companies as a result of these conversion events; (ii) estimating the expected date and likelihood of each conversion event; and (iii) discounting these estimated future returns using a discount rate for the Preferred Shares considering industry debt issuances originated by public funds and venture capital rates of return. There have been no significant changes in the fair value of the Preferred Shares during the three months ended March 31, 2017. A significant change in unobservable inputs discussed above could result in a significant impact on the fair value of the Company's investment in ZIOPHARM preferred stock. The fair value of the Company's investment in ZIOPHARM preferred stock, including additional Preferred Shares received as dividends, was $133,468 and $129,545 as of March 31, 2017 and December 31, 2016, respectively. During the three months ended March 31, 2017, the Company received 3,216 shares of additional Preferred Shares and recognized $3,923 of dividend income in the accompanying consolidated statement of operations.

Investment in Fibrocell Preferred Stock
In March 2017, Fibrocell Science, Inc. ("Fibrocell"), one of the Company's collaborators and a related party, sold Series A Convertible Preferred Stock (the "Convertible Preferred Shares") convertible into shares of Fibrocell common stock and warrants to purchase shares of Fibrocell common stock to certain institutional and accredited investors, including the Company and affiliates of Third Security. The Company paid $1,161 in exchange for 1,161 Convertible Preferred Shares and warrants to acquire 498,843 shares of Fibrocell common stock, reflective of the 1-for-3 reverse stock split of Fibrocell's common stock effective March 10, 2017. The Convertible Preferred Shares are convertible at any time at the election of the Company and accrue dividends at 4% per annum, compounded quarterly, increasing the stated value of the shares. The investment in Fibrocell preferred stock is categorized as Level 3 as there are significant unobservable inputs and the Convertible Preferred Shares are not traded on a public exchange. The fair value of the investment in Fibrocell preferred stock is estimated using a conversion plus dividend approach utilizing the trading value of the underlying common stock and an estimated premium for the preferred stock dividend and other preferences. Market price volatility of Fibrocell's common stock and a significant change in the estimated preferred stock premium could result in a significant impact to the fair value of the investment in Fibrocell preferred stock. As of March 31, 2017, the fair value of the Company's investment in Fibrocell preferred stock totaled $1,193. See Note 16 for additional discussion of the warrants.
Changes in the Fair Value of Investments in Preferred Stock
The following table summarizes the changes in the Level 3 investments in preferred stock during the three months ended March 31, 2017.

Three Months Ended March 31, 2017
Beginning balance	$129,545
Purchase of preferred stock	766
Dividend income from investments in preferred stock	3,926
Unrealized appreciation in the fair value of the investments in preferred stock	424
Ending balance	$134,661
7. Fair Value Measurements
The carrying amount of cash and cash equivalents, restricted cash, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at March 31, 2017:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2017
Assets
U.S. government debt securities	$—	$135,105	$—	$135,105
Equity securities	14,664	6,812	—	21,476
Preferred stock	—	—	134,661	134,661
Other	—	2,589	—	2,589
Total	$14,664	$144,506	$134,661	$293,831

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at December 31, 2016:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2016
Assets
U.S. government debt securities	$—	$180,323	$—	$180,323
Equity securities	15,544	7,978	—	23,522
Preferred stock	—	—	129,545	129,545
Other	—	1,917	—	1,917
Total	$15,544	$190,218	$129,545	$335,307
The method used to estimate the fair value of the Level 1 assets in the tables above is based on observable market data as these equity securities are publicly-traded. The method used to estimate the fair value of the Level 2 short-term and long-term investments in the tables above is based on professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The method used to estimate the fair value of the Level 2 equity securities in the tables above is based on the quoted market price of the publicly-traded security, adjusted for a discount for lack of marketability. The methods used to estimate the fair value of the Level 3 assets are discussed in Note 6.
There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2017.
The carrying values of the Company's long term debt approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. Significant financial liabilities measured on a recurring basis were $2,160 and $2,081 at March 31, 2017 and December 31, 2016, respectively. The Company accounted for the contingent consideration liability to the members of Old EnviroFlight by recording its fair value as a liability on the date of the asset acquisition (Note 3) whereby the regulatory and commercial milestones were valued using a probability-weighted discounted cash flow model using discount rates reflecting the time value of money and additional risk inherent in meeting the milestones. These fair value measurements were based on significant inputs not observable in the market and thus represented a Level 3 measurement. A significant change in unobservable inputs discussed above could result in a significant impact on the fair value of the Company's contingent consideration liability. The contingent consideration liability is remeasured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. The changes in the fair value of the Level 3 liability during the three months ended March 31, 2017 were as follows:

Three Months Ended March 31, 2017
Beginning balance	$2,081
Change in fair value of contingent consideration recognized in selling, general and administrative expenses	79
Ending balance	$2,160
8. Inventory
Inventory consists of the following:

	March 31, 2017	December 31, 2016
Supplies, embryos and other production materials	$1,868	$1,835
Work in process	5,412	5,466
Livestock	10,268	11,752
Feed	1,535	2,086
Total inventory	$19,083	$21,139

9. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	March 31, 2017	December 31, 2016
Land and land improvements	$11,005	$10,904
Buildings and building improvements	8,126	8,123
Furniture and fixtures	2,232	2,176
Equipment	46,340	44,392
Leasehold improvements	16,080	15,105
Breeding stock	3,824	3,893
Computer hardware and software	6,980	6,844
Trees	3,271	2,772
Construction and other assets in progress	7,157	4,513
	105,015	98,722
Less: Accumulated depreciation and amortization	(36,687)	(34,050)
Property, plant and equipment, net	$68,328	$64,672
Depreciation expense was $2,782 and $2,133 for the three months ended March 31, 2017 and 2016, respectively.
10. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the three months ended March 31, 2017 are as follows:

Balance at December 31, 2016	$157,175
Foreign currency translation adjustments	650
Balance at March 31, 2017	$157,825
No goodwill or accumulated impairment losses existed as of March 31, 2017 and December 31, 2016.
Intangible assets consist of the following at March 31, 2017:

	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	15.9	$238,513	$(33,789)	$204,724
Customer relationships	6.5	10,700	(5,156)	5,544
Trademarks	9.3	6,800	(1,986)	4,814
In-process research and development		7,992	—	7,992
Total		$264,005	$(40,931)	$223,074

Intangible assets consist of the following at December 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$236,401	$(29,748)	$206,653
Customer relationships	10,700	(4,672)	6,028
Trademarks	6,800	(1,792)	5,008
Covenant not to compete	370	(339)	31
In-process research and development	7,895	—	7,895
Total	$262,166	$(36,551)	$225,615
The balance of in-process research and development as of March 31, 2017 includes certain in-process research and development technology acquired in the Company's acquisition of Oxitec in September 2015, and amortization will begin once certain regulatory approvals have been obtained for the in-process programs.
Amortization expense was $4,618 and $3,515 for the three months ended March 31, 2017 and 2016, respectively.
11. Lines of Credit and Long Term Debt
Lines of Credit
Trans Ova has a $6,000 revolving line of credit with First National Bank of Omaha which matures on June 1, 2017. The line of credit bears interest at the greater of 2.95% above the London Interbank Offered Rate or 3.00% and the actual rate was 3.74% as of March 31, 2017. As of March 31, 2017, there were no amounts outstanding. The amount available under the line of credit is based on eligible accounts receivable and inventory up to the maximum principal amount. The line of credit is collateralized by certain of Trans Ova's assets and contains certain restricted covenants that include maintaining minimum tangible net worth, maximum allowable annual capital expenditures and working capital. Trans Ova was in compliance with these covenants as of March 31, 2017.
Exemplar has a $700 revolving line of credit with American State Bank which matures on October 30, 2017. The line of credit bears interest at 4.50% per annum. As of March 31, 2017, there was an outstanding balance of $410.
Long Term Debt
Long term debt consists of the following:

	March 31, 2017	December 31, 2016
Notes payable	$5,343	$5,453
Royalty-based financing	1,940	1,896
Other	713	599
Long term debt	7,996	7,948
Less current portion	388	386
Long term debt, less current portion	$7,608	$7,562
Trans Ova has a note payable to American State Bank which matures in April 2033 and has an outstanding principal balance of $5,153 as of March 31, 2017. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by certain of Trans Ova's real estate and non-real estate assets.
AquaBounty has a royalty-based financing grant from the Atlantic Canada Opportunities Agency, a Canadian government agency, to provide funding of a research and development project. The total amount available under the award was $2,155, which AquaBounty claimed over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. As of the acquisition date in March 2013, AquaBounty had claimed $1,952 of the available funds and this amount was recorded at its acquisition date fair value of $1,107. The Company accretes the difference of $845 between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date, AquaBounty has claimed the remaining balance available under the grant, resulting in total long term debt of $1,940 as of March 31, 2017.
Future maturities of long term debt are as follows:

2017	$291
2018	430
2019	395
2020	365
2021	798
2022	346
Thereafter	3,431
Total	$6,056
The AquaBounty royalty-based financing grant is not included in the table above due to the uncertainty of the timing of repayment.
12. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company's annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. For the three months ended March 31, 2017, the Company had U.S. taxable income of approximately $11,800, for which $236 in current income tax expense was recognized due to the alternative minimum tax. For the three months ended March 31, 2017, the Company recognized $131 of current foreign income tax benefit. For the three months ended March 31, 2016, the Company had U.S. taxable loss of approximately $9,900, for which no current income tax benefit was recognized. For the three months ended March 31, 2016, the Company recognized $93 of current foreign income tax benefit. For the three months ended March 31, 2017, the Company recorded deferred tax benefit of $638. For the three months ended March 31, 2016, the Company recorded deferred tax benefit of $2,188. The Company's net deferred tax assets, excluding certain deferred tax liabilities totaling $16,504, are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's losses and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
At March 31, 2017, the Company has loss carryforwards for U.S. federal income tax purposes of approximately $242,800 available to offset future taxable income and federal and state research and development tax credits of approximately $7,600, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. These carryforwards will begin to expire in 2022. The Company's direct foreign subsidiaries have foreign loss carryforwards of approximately $124,500, most of which do not expire.
13. Shareholders' Equity
Dividend to Shareholders
In January 2017, the Company distributed to its shareholders 1,776,557 shares of AquaBounty common stock valued at $22,385. The distribution constituted a dividend to shareholders of record as of January 9, 2017. In connection with the distribution and pursuant to the terms of the Company's equity incentive plans, the conversion terms of all outstanding options for shares of the Company's common stock as of January 9, 2017 were adjusted to reflect the value of the distribution with respect to shares of the Company's common stock by decreasing the exercise prices and increasing the number outstanding options. This adjustment resulted in 46,766 additional outstanding options at a weighted average exercise price of $31.11.

Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31, 2017	December 31, 2016
Unrealized loss on investments	$(109)	$(89)
Loss on foreign currency translation adjustments	(32,858)	(36,113)
Total accumulated other comprehensive loss	$(32,967)	$(36,202)
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

	Three Months Ended March 31,
	2017	2016
Cost of products	$26	$20
Cost of services	78	68
Research and development	2,193	2,565
Selling, general and administrative	5,597	10,535
Total	$7,894	$13,188
Intrexon Stock Option Plans
In April 2008, Intrexon adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Intrexon's board of directors granted share based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of March 31, 2017, there were 564,943 stock options outstanding under the 2008 Plan.
Intrexon adopted the 2013 Plan for employees and nonemployees pursuant to which Intrexon's board of directors may grant share based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective upon the closing of the Company's initial public offering in August 2013, and as of March 31, 2017, there were 16,000,000 shares authorized for issuance under the 2013 Plan, of which 12,067,564 stock options were outstanding and 2,139,882 shares were available for grant. In March 2017, Intrexon's board of directors approved, subject to shareholder approval at Intrexon's annual meeting in June 2017, an increase of 2,000,000 shares of common stock to be reserved for issuance under the 2013 Plan.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2016	11,640,383	$31.25	8.21
Granted	3,020,950	21.32
Adjustment due to dividend (Note 13)	46,766	31.11
Exercised	(10,343)	(16.93)
Forfeited	(2,058,040)	(29.89)
Expired	(7,209)	(36.72)
Balances at March 31, 2017	12,632,507	28.99	8.19
Exercisable at March 31, 2017	4,444,346	28.73	6.85
Intrexon currently uses authorized and unissued shares to satisfy share award exercises.
In October 2015, the compensation committee and the independent members of Intrexon's board of directors approved a compensation arrangement whereby the Company's Chief Executive Officer ("CEO") would receive a monthly salary. Previously, the CEO did not receive compensation for his services as an employee of the Company other than through his participation in the Company's Annual Executive Incentive Plan which became effective January 1, 2015. Pursuant to the compensation agreement, the CEO receives a base salary of $200 per month payable in fully vested shares of Intrexon common stock with such shares subject to a three-year lock-up on resale. The monthly number of shares of common stock is calculated based on the closing price on the last trading day of each month and the shares are issued pursuant to the terms of a Restricted Stock Unit Agreement ("RSU Agreement") which was executed between Intrexon and the CEO pursuant to the terms of the 2013 Plan. The RSU Agreement became effective in November 2015, and had an initial term of 12 months. In October 2016, the independent members of Intrexon's board of directors, with the recommendation of the compensation committee of the board of directors, approved a new RSU Agreement expiring on December 31, 2016, and in December 2016 once again approved a new RSU Agreement expiring March 31, 2017, both of which on the same terms as the original RSU Agreement. The fair value of the shares issued as compensation for services is included in selling, general and administrative expenses in the Company's consolidated statements of operations and totaled $471 for the three months ended March 31, 2017 and 2016. In March 2017, the independent members of Intrexon's board of directors, with the recommendation of the compensation committee of the board of directors, approved a new RSU Agreement for the CEO providing for a term of 12 months expiring on March 31, 2018 and on the same terms as the original RSU Agreement.
AquaBounty Stock Option Plans
As of March 31, 2017, there were 185,951 options outstanding, of which 183,840 were exercisable under the AquaBounty 2006 Equity Incentive Plan ("AquaBounty 2006 Plan") at a weighted average exercise price of $7.90 per share. As of December 31, 2016, there were 185,951 options outstanding under this plan, of which 181,766 were exercisable at a weighted average exercise price of $7.89 per share. The AquaBounty stock option data reflect a 1-for-30 reverse stock split of AquaBounty's common stock effective January 5, 2017.
In March 2016, AquaBounty's board of directors adopted the AquaBounty 2016 Equity Incentive Plan ("AquaBounty 2016 Plan") to replace the AquaBounty 2006 Plan.  The AquaBounty 2016 Plan provides for the issuance of incentive stock options, non-qualified stock options and awards of restricted and direct stock purchases to directors, officers, employees and consultants of AquaBounty.  The AquaBounty 2016 Plan was approved by AquaBounty's shareholders at its annual meeting in April 2016. Upon the effectiveness of the AquaBounty 2016 Plan, no new awards may be granted under the AquaBounty 2006 Plan. As of March 31, 2017, there were no options outstanding under the AquaBounty 2016 Plan.

15. Commitments and Contingencies
Operating Leases
The Company leases certain facilities and equipment under noncancelable operating leases. The equipment leases are renewable at the option of the Company. At March 31, 2017, future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2017	$3,901
2018	6,376
2019	6,227
2020	6,235
2021	5,588
2022	4,780
Thereafter	19,265
Total	$52,372
Rent expense, including other facility expenses, was $2,301 and $2,032 for the three months ended March 31, 2017 and 2016, respectively.
The Company maintains subleases for certain of its facilities. Rental income under sublease agreements was $41 and $335 for the three months ended March 31, 2017 and 2016, respectively. Future rental income is expected to be $59 for 2017, $80 for 2018, and $67 for 2019.
Purchase Commitments
As of March 31, 2017, the Company had outstanding contractual purchase commitments of $6,705, which primarily relate to amounts that will be paid in 2018 and 2019 upon delivery of commercial non-browning apple trees.
Contingencies
In March 2012, Trans Ova was named as a defendant in a licensing and patent infringement suit brought by XY, LLC ("XY") alleging that certain of Trans Ova's activities breach a licensing agreement and infringe on patents that XY allegedly owns. Trans Ova filed a number of counterclaims in the case. In Colorado District Court, the matter proceeded to a jury trial in January 2016. The jury determined that XY and Trans Ova had each breached the licensing agreement and that Trans Ova had infringed the intellectual property of XY. In April 2016, the court issued its order, entering a jury award of damages to Trans Ova in the amount of $528 and a jury award of damages to XY in the amount of $6,066, each with prejudgment interest. The order provides for the continuation of Trans Ova's license to XY's technology, subject to an ongoing royalty obligation for Trans Ova. Since the inception of the license, Trans Ova has remitted payments to XY pursuant to the terms of the original license agreement and has recorded these payments in cost of services in the consolidated statements of operations for the respective periods. For the period from inception of the agreement through the court's order, aggregate royalty and license payments were $3,170, of which $2,759 had not yet been deposited by XY. For the three months ended March 31, 2016, the Company recorded litigation expense of $4,228, which is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and represents the excess of the net damages awarded to XY, including prejudgment interest, over the liability previously recorded by Trans Ova for uncashed checks previously remitted to XY. In August 2016, Trans Ova deposited the net damages amount, including prejudgment interest, into the court's treasury, to be held until the appeals process is complete and final judgment amounts are determined. As of March 31, 2017, this amount is included in restricted cash on the accompanying consolidated balance sheet. In December 2016, Trans Ova elected to void the outstanding checks discussed above, and these amounts have been reclassified to other accrued liabilities on the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016. In 2017, Trans Ova and XY each filed an appeal seeking to overturn respective adverse rulings. As a result of an appeal decision, the damages awarded to either party could decrease, increase, or be eliminated. The appeal decision may remand to the Colorado District Court all, or a portion, of the appellate issues. In December 2016, XY filed a complaint for patent infringement and trade secret misappropriation against Trans Ova in the District Court of Waco, Texas. Since the claims in this 2016 complaint directly relate to the 2012 licensing dispute, Trans Ova filed and was granted a motion for change of venue to Colorado District Court. Trans Ova filed a motion to dismiss. This motion is now pending before the Colorado court. Trans Ova and the Company could elect to enter into a settlement agreement in order to avoid the further costs and uncertainties of litigation, to modify the license to XY's technologies, or to recover monetary damages related to Trans Ova's antitrust counterclaims.
In May 2016, two putative shareholder class action lawsuits, captioned Hoffman v. Intrexon Corporation et al. and Gibrall v. Intrexon Corporation et al., were filed in the U.S. District Court for the Northern District of California on behalf of purchasers of Intrexon's common stock between May 12, 2015 and April 20, 2016 (the "Class Period"). In July 2016, the court consolidated the lawsuits and appointed a lead plaintiff. The consolidated amended complaint names as defendants Intrexon and certain of Intrexon's current and former officers (the "Defendants"). It alleges, among other things, that the Defendants made materially false and/or misleading statements during the Class Period with respect to the Company's business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs' claims are based in part upon allegations in a report published in April 2016 on the Seeking Alpha financial blog. The plaintiffs seek compensatory damages, interest and an award of reasonable attorneys' fees and costs. The Defendants moved to dismiss the case. On February 24, 2017, the court granted the Company's motion to dismiss the lawsuit on the grounds that the plaintiff failed to state a claim, while granting the plaintiff leave to amend. The plaintiff subsequently notified the court that it would seek to appeal the court's ruling rather than amend its complaint. On April 26, 2017, the court entered final judgment in the case. Any appeal must be filed by the plaintiff by May 26, 2017. The Company intends to continue to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this case.
In July 2016, a putative shareholder derivative action captioned Basile v. Kirk et al. was filed in the Circuit Court of Fairfax County, Virginia, against certain of the Company's directors, the Company's CEO, and Third Security, and naming the Company as a nominal defendant. The complaint alleges causes of action for breaches of fiduciary duty and unjust enrichment relating to the entry by the Company into the Services Agreement with Third Security. The plaintiff seeks, among other things, damages in an unspecified amount, disgorgement of improper benefits, appropriate equitable relief, and an award of attorney fees and other costs and expenses. The complaint is substantially similar to two separate demands made by shareholders concerning the Services Agreement and Mr. Kirk's compensation. The board of directors of the Company appointed a Special Litigation Committee ("SLC") consisting of independent directors to investigate the claims and allegations made in the derivative action and in the two shareholder demands and to decide on behalf of the Company whether the claims and allegations should be pursued. The Basile case was stayed pending the report of the SLC. In November 2016, the SLC completed its review and evaluation and unanimously determined that the claims were without merit because the compensation arrangements were the result of an informed and disinterested decision-making process and were fair to the Company, and that prosecution of the asserted claims was not in the best interest of Intrexon or its shareholders. Based upon the determination of the SLC, on February 24, 2017, the Company moved to dismiss the court action pursuant to Virginia statute and that motion is pending. There can be no assurance, however, regarding the ultimate outcome of the case.
In addition to the shareholder demands above, in June and July 2016, two shareholders made separate demands under Virginia law demanding that the Company file suit against certain of its current officers and directors for alleged breaches of fiduciary duty and other claims. The demands were based upon and asserted the allegations previously published in April 2016 in the Seeking Alpha financial blog. In July 2016, the Company's board of directors authorized the SLC to expand its review to include all such allegations. In February 2017, the SLC completed its review and evaluation and unanimously determined that there was no basis for any of the allegations, that the Company's officers and directors did not breach their fiduciary duties or any other applicable law, and that prosecution of the asserted claims was not in the best interest of Intrexon or its shareholders. Following the SLC's determination, in March 2017, one of the putative shareholders filed a derivative complaint captioned Luger v. Kirk et al. in the Circuit Court of Fairfax County, Virginia. The Company is a nominal defendant in this new action, and other defendants include certain of the Company's directors, the Company's CEO, and Third Security. The complaint alleges causes of action for breaches of fiduciary duty and unjust enrichment relating to the entry by the Company into the Services Agreement with Third Security, Mr. Kirk's compensation, and certain allegations contained in the April 2016 Seeking Alpha financial blog piece. Based on the determination of the SLC and a review of applicable law, the Company intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this case.
The Division of Enforcement of the U.S. Securities and Exchange Commission ("SEC") is conducting an investigation which the Company believes concerns certain issues raised by the foregoing matters. The Company has met with the SEC staff and is voluntarily cooperating with their investigation. The Company's board of directors has authorized the SLC to monitor the Company's interaction with the SEC staff.
The Company may become subject to other claims and assessments from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2017 and December 31, 2016, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
16. Related Party Transactions
Third Security and Affiliates
The Company's CEO and Chairman of the board of directors of the Company is also the Senior Managing Director and CEO of Third Security and owns 100% of the equity interests of Third Security.
In November 2015, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved the execution of a Services Agreement ("Services Agreement") with Third Security pursuant to which Third Security provides the Company with certain professional, legal, financial, administrative, and other support services necessary to support the Company and its CEO. As consideration for providing these services, Third Security is entitled to a fee of $800 per month to be paid in the form of fully-vested shares of the Company's common stock. The number of shares of common stock is calculated based on the closing price of the Company's common stock on the 15th day of each month. The payments made by the Company under the Services Agreement constitute, in the aggregate, an award under the 2013 Plan and are subject to the terms of the 2013 Plan (Note 14). The Services Agreement had a term of one year, can be terminated by the Company at any time, and may be extended only by agreement of the parties, including approval of a majority of the independent members of Intrexon's board of directors. In October 2016, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved an extension of the Services Agreement which expired on December 31, 2016. In December 2016, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved an extension of the Services Agreement through December 2017. For the three months ended March 31, 2017 and 2016, the Company issued 103,930 shares and 79,870 shares, respectively, with values of $2,039 and $2,267, respectively, to Third Security as payment for services pursuant to the Services Agreement. In addition to the foregoing Services Agreement, the Company reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf, and the total expenses incurred by the Company under this arrangement were $66 and $46 for the three months ended March 31, 2017 and 2016, respectively.
See also Note 14 regarding compensation arrangements between the Company and its CEO.
Transactions with ECC Parties
In addition to entities controlled by Third Security, any entity in which the Company holds equity securities, including securities received as upfront or milestone consideration, and which also are party to a collaboration with the Company are considered to be related parties.
The Company holds promissory notes convertible into shares of Fibrocell common stock ("convertible note") and warrants to purchase shares of Fibrocell common stock. As of March 31, 2017 and December 31, 2016, the value of the convertible note and warrants totaled $2,315 and $1,642, respectively, and is included in other assets on the accompanying consolidated balance sheets. See Note 6 for additional discussion of the Company's investments in Fibrocell.
Other Related Parties
In June 2015, the Company entered into an agreement with Harvest, an investment fund sponsored by Harvest Capital Strategies, LLC, and a related party based on ownership in the fund by affiliates of Third Security. Harvest was established to invest in life science research and development opportunities that the Company offers to Harvest. These are investment proposals that are suitable for pursuit by a start-up venture, characterized by the agreement as "start-up opportunities." For such start-up opportunities, the Company provides Harvest with exclusive rights of first-look and first negotiation. For any opportunities it decides to pursue, Harvest establishes new collaboration entities which enter into an ECC with the Company in a designated field. The terms of such ECCs are negotiated between the Company and Harvest. In addition, the agreement provides the Company the right to present to Harvest the opportunity to invest in other ventures, including investment opportunities with respect to the Company's existing collaborations. Any such opportunities are presented at the Company's discretion on a non-exclusive basis. The agreement with Harvest does not limit the Company's ability to execute other collaborations and joint ventures with third parties. As consideration for providing exclusive rights of first-look and first negotiation for start-up opportunities, the Company receives a portion of the management fee collected by the fund sponsor of Harvest. These fees are included in other income in the accompanying consolidated statements of operations and totaled $603 and $645 for the three months ended March 31, 2017 and 2016, respectively.

17. Net Loss per Share
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2017	2016
Historical net loss per share:
Numerator:
Net loss attributable to Intrexon	$(31,399)	$(64,429)
Denominator:
Weighted average shares outstanding, basic and diluted	118,956,780	116,861,151
Net loss attributable to Intrexon per share, basic and diluted	$(0.26)	$(0.55)
The following potentially dilutive securities as of March 31, 2017 and 2016, have been excluded from the above computations of diluted weighted average shares outstanding for the three months then ended as they would have been anti-dilutive:

	March 31,
	2017	2016
Options	12,632,507	10,510,088
Warrants	—	117,702
Total	12,632,507	10,627,790
18. Subsequent Events
In April 2017, the Company entered into a land lease agreement to commence in October 2017 to be used for the Company's Arctic apples. The initial term is through September 2037, and future minimum lease payments under this leasing arrangement total approximately $4,100. The Company has the right to terminate the lease with six months' advance written notice under certain circumstances as defined in the lease agreement.
In April 2017, the Company provided a commitment letter for an unsecured $2,400 loan to Oragenics that will mature two years after issuance of the loan, bears interest at 12% per annum, and is conditional on Oragenics raising at least an additional $2,700 in gross proceeds from an equity financing.
In January 2017, the Company entered into a definitive agreement to acquire GenVec, Inc. ("GenVec"), a clinical-stage company and pioneer in the development of AdenoVerse™ gene delivery technology. Upon closing of the transaction, GenVec stockholders will receive 0.297 of a share of the Company's common stock in exchange for each share of GenVec common stock. This exchange ratio represents $7.00 per share of GenVec's common stock divided by the Company's five-day volume weighted average price as of January 23, 2017. GenVec stockholders may also receive contingent consideration equal to 50% of any milestone or royalty payments received under one of GenVec's collaboration agreements, provided such payments are received within three years after the closing of the transaction.  Consummation of the transaction, anticipated in the second or third quarter of 2017, is subject to customary closing conditions, including GenVec stockholder approval.

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
In certain strategic circumstances, we may enter into a joint venture, or JV, with a third party collaborator whereby we may contribute access to our technology, cash or both into the JV which we will jointly control with our collaborator. Pursuant to a JV agreement, we may be required to contribute additional capital to the JV, and we may be able to receive a higher financial return than we would normally receive from an ECC to the extent that we and our collaborator are successful in developing one or more products. For a discussion of our JVs, see the "Notes to the Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report on Form 10-Q.

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
Mergers, acquisitions, and technology in-licensing
We may augment our suite of proprietary technologies through mergers or acquisitions of technologies which then become available to new or existing collaborators. Among other things, we pursue technologies that we believe will be generally complementary to our existing technologies and also meet our desired return on investment and other economic criteria. In certain cases, such technologies may already be applied in the production of products or services and in these cases we may seek to expand the breadth or efficacy of such products or services through the use of our technologies. Other than our pending acquisition of GenVec, Inc., as described in "Notes to the Consolidated Financial Statements (Unaudited) - Note 18" appearing elsewhere in this Quarterly Report on Form 10-Q, there have been no mergers, acquisitions or significant technology in-licensing activities in 2017.
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
We expect our future capital requirements will be substantial, particularly as we continue to develop our business and expand our synthetic biology technology platform. We believe that our existing cash and cash equivalents, short-term investments, and cash expected to be received through our current collaborators and for sales of products and services provided by our consolidated subsidiaries will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.
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

The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies, the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators and licensees, or costs incurred to expand or otherwise improve our products and services for the three months ended March 31, 2017 and 2016. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies, specific applications of our technologies in support of current or prospective collaborators and licensees, or expanding or improving our product and services offerings.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Expansion or improvement of our platform technologies	$2,803	$2,869
Specific applications of our technologies in support of current and prospective collaborators and licensees	19,173	13,953
Expansion or improvement of our product and service offerings	6,352	3,993
Other	5,852	5,041
Total research and development expenses	$34,180	$25,856
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
Interest income consists of interest earned on our cash and cash equivalents and short-term and long-term investments. Dividend income consists of the monthly preferred stock dividends received from our investments in preferred stock.
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
Results of operations
Comparison of the three months ended March 31, 2017 and the three months ended March 31, 2016
The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2017	2016
	(In thousands)
Revenues
Collaboration and licensing revenues	$33,065	$24,073	$8,992	37.4%
Product revenues	8,130	8,555	(425)	(5.0)%
Service revenues	12,031	10,665	1,366	12.8%
Other revenues	521	145	376	>200%
Total revenues	53,747	43,438	10,309	23.7%
Operating expenses
Cost of products	9,006	9,562	(556)	(5.8)%
Cost of services	6,804	5,672	1,132	20.0%
Research and development	34,180	25,856	8,324	32.2%
Selling, general and administrative	35,138	42,881	(7,743)	(18.1)%
Total operating expenses	85,128	83,971	1,157	1.4%
Operating loss	(31,381)	(40,533)	9,152	(22.6)%
Total other income (expense), net	3,418	(21,425)	24,843	116.0%
Equity in loss of affiliates	(4,947)	(5,643)	696	(12.3)%
Loss before income taxes	(32,910)	(67,601)	34,691	(51.3)%
Income tax benefit	533	2,281	(1,748)	(76.6)%
Net loss	(32,377)	(65,320)	32,943	(50.4)%
Net loss attributable to noncontrolling interests	978	891	87	9.8%
Net loss attributable to Intrexon	$(31,399)	$(64,429)	$33,030	(51.3)%

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenues for the three months ended March 31, 2017 and 2016, together with the changes in those items. See "Notes to the Consolidated Financial Statements (Unaudited) - Note 4" appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of our collaboration and licensing revenues.

	Three Months Ended March 31,		Dollar Change
	2017	2016
	(In thousands)
ZIOPHARM Oncology, Inc.	$10,985	$6,981	$4,004
Oragenics, Inc.	569	806	(237)
Fibrocell Science, Inc.	1,739	1,857	(118)
Genopaver, LLC	1,680	1,578	102
S & I Ophthalmic, LLC	303	1,186	(883)
OvaXon, LLC	824	694	130
Intrexon Energy Partners, LLC	5,086	3,988	1,098
Persea Bio, LLC	289	324	(35)
Ares Trading S.A.	3,315	2,405	910
Intrexon Energy Partners II, LLC	1,149	550	599
Intrexon T1D Partners, LLC	1,132	—	1,132
Harvest Start-up Entities (1)	3,363	434	2,929
Other	2,631	3,270	(639)
Total	$33,065	$24,073	$8,992

(1)
For the three months ended March 31, 2017, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc. For the three months ended March 31, 2016, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.

Collaboration and licensing revenues increased $9.0 million over the three months ended March 31, 2016 due to (i) the recognition of deferred revenue for upfront payments received from collaborations signed by us between April 1, 2016 and March 31, 2017 and the recognition of the payment received in June 2016 from ZIOPHARM Oncology, Inc., or ZIOPHARM, to amend our collaborations; and (ii) increased research and development services for these collaborations and for the progression of programs or the addition of new programs with previously existing collaborators, including Ares Trading S.A., Exotech Bio, Inc., and our JVs in Intrexon Energy Partners, LLC, and Intrexon T1D Partners, LLC.
Product revenues and gross margin
Product revenues decreased $0.4 million, or 5 percent, from the three months ended March 31, 2016. The decrease in product revenues primarily relates to a decrease in the quantities of pregnant cows sold due to lower customer demand for these products. Gross margin on products was consistent period over period.
Service revenues and gross margin
Service revenues increased $1.4 million, or 13 percent, over the three months ended March 31, 2016. The increase in service revenues relates to an increase in the number of bovine in vitro fertilization cycles performed due to higher customer demand. Gross margin on services decreased slightly in the current period primarily due to an increase in royalties and commissions due to vendors.
Research and development expenses
Research and development expenses increased $8.3 million, or 32 percent, over the three months ended March 31, 2016. The increase is due primarily to increases in (i) salaries, benefits and other personnel costs for research and development employees, (ii) lab supplies and consulting expenses, and (iii) depreciation and amortization. Salaries, benefits and other personnel costs increased $2.6 million due to an increase in research and development headcount to support new and expanded collaborations. Lab supplies and consulting expenses increased $3.4 million as a result of (i) the progression of certain programs into the preclinical and clinical phases with certain of our collaborators, and (ii) the increased level of research and development services provided to our collaborators. Depreciation and amortization increased $1.3 million primarily as a result of amortization of developed technology acquired from Oxitec Limited which began in November 2016 upon the completion of certain operational and regulatory events.
Selling, general and administrative expenses
SG&A expenses decreased $7.7 million, or 18 percent, from the three months ended March 31, 2016. Salaries, benefits and other personnel costs decreased $4.9 million primarily due to the reversal of previously recognized stock-based compensation expense for stock options granted to the Company's former President who resigned in March 2017. In 2016, we recorded $4.2 million in litigation expenses arising from the entrance of a court order in our trial with XY, LLC, or XY. These SG&A decreases were offset by an increase of $2.1 million of legal and professional fees due to (i) expenses incurred to support domestic and international government affairs for regulatory and other approvals necessary to commercialize our products and services; and (ii) increased legal fees to defend ongoing litigation.
Total other income (expense), net
Total other income (expense), net, increased $24.8 million or 116 percent, over the three months ended March 31, 2016. This increase was primarily attributable to (i) a decline in unrealized depreciation in our equity securities portfolio of $20.3 million and (ii) dividend income of $3.9 million from our investments in preferred stock.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception and as of March 31, 2017, we had an accumulated deficit of $762.2 million. From our inception through March 31, 2017, we have funded our operations principally with proceeds received from private and public offerings, cash received from our collaborators and through product and service sales made directly to customers. As of March 31, 2017, we had cash and cash equivalents of $69.9 million and short-term investments of $135.4 million. Cash in excess of immediate requirements is invested primarily in money market funds and U.S. government debt securities in order to maintain liquidity and preserve capital.
We currently generate cash receipts primarily from technology access fees, reimbursement of research and development services performed by us and sales of products and services.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$(24,689)	$(3,609)
Investing activities	34,554	3,880
Financing activities	(3,146)	9,592
Effect of exchange rate changes on cash and cash equivalents	526	88
Net increase in cash and cash equivalents	$7,245	$9,951
Cash flows from operating activities:
Our current period net loss of $32.4 million, after deduction of significant noncash items of (i) $7.9 million of stock-based compensation expense, (ii) $7.4 million of depreciation and amortization expense, (iii) $4.9 million of equity in net loss of affiliates, (iv) $2.9 million of shares issued as payment for services, (v) $1.6 million of noncash unrealized losses on our equity securities and preferred stock, and (vi) $3.9 million of noncash dividend income, was $11.6 million. Additionally, we had a $13.2 million net increase in our operating assets and liabilities primarily as a result of the recognition of previously deferred revenue. During the three months ended March 31, 2016, we received a $10.0 million technology access fee pursuant to a new collaboration. Our net loss of $65.3 million, after deduction of significant noncash items of (i) $22.3 million of noncash unrealized losses on our equity securities, (ii) $13.2 million of stock-based compensation expense, (iii) $5.6 million of depreciation and amortization expense, (iv) $3.1 million of shares issued as payment for services, and (v) $5.6 million of equity in net loss of affiliates, was $15.5 million.
Cash flows from investing activities:
During the three months ended March 31, 2017, we received proceeds of $45.0 million from the maturity of short-term investments and used $6.3 million for purchases of property, plant and equipment and $4.6 million for investments in our JVs. During the three months ended March 31, 2016, we received proceeds of $18.0 million from the maturity of short-term investments and used $7.2 million to acquire the assets of EnviroFlight, LLC, $4.3 million for purchases of property, plant and equipment, and $2.7 million for investments in our JVs.
Cash flows from financing activities:
During the three months ended March 31, 2017, we paid $2.0 million of deferred consideration to former shareholders of an acquired business and $0.9 million to acquire the remaining noncontrolling interest of one of our subsidiaries. During the three months ended March 31, 2016, we received $9.8 million from stock option exercises.
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
We believe that our existing cash and cash equivalents, short-term investments, and cash expected to be received from our current collaborators and for sales of products and services provided by our consolidated subsidiaries will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.
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
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments as of March 31, 2017 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total (2)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases (1)	$52,372	$5,549	$12,522	$11,461	$22,840
Deferred consideration	6,887	6,887	—	—	—
Purchase commitments	6,705	1,901	4,804	—	—
Long term debt	6,056	389	824	1,155	3,688
Contingent consideration	2,160	—	2,160	—	—
	$74,180	$14,726	$20,310	$12,616	$26,528

(1)
In April 2017, we entered into a land lease agreement to commence in October 2017 to be used for our Arctic apples. The initial term is through September 2037, and future minimum lease payments under this leasing arrangement total approximately $4.1 million and are excluded from the table above. We have the right to terminate the lease with six months' advance written notice under certain circumstances as defined in the lease agreement.

(2)
In April 2017, we provided a commitment letter for an unsecured $2.4 million loan to Oragenics, Inc., or Oragenics, that will mature two years after issuance of the loan, bears interest at 12% per annum, and is conditional on Oragenics raising at least an additional $2.7 million in gross proceeds from an equity financing.

In addition to the obligations in the table above, as of March 31, 2017 we also have the following significant contractual obligations described below.
In conjunction with the formation of our JVs, we committed to making future capital contributions of at least $45.0 million to the JVs, subject to certain conditions and limitations. As of March 31, 2017, our remaining capital contribution commitments to our JVs were $24.7 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
We are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products which incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. At March 31, 2017, we had research and development commitments with third parties totaling $7.5 million that had not yet been incurred.

In January 2015, we and ZIOPHARM jointly entered into a license agreement with the University of Texas MD Anderson Cancer Center, or MD Anderson, whereby we received an exclusive license to certain technologies owned by MD Anderson. ZIOPHARM will receive access to these technologies pursuant to the terms of our ECC. We and ZIOPHARM are obligated to reimburse MD Anderson for out of pocket expenses for maintaining patents covering the licensed technologies. These reimbursements are not included in the table above due to the uncertainty of the timing and amounts of such reimbursements.
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
In January 2009, AquaBounty Technologies, Inc., or AquaBounty, was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. Amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. AquaBounty has claimed all amounts available under the grant, resulting in total long term debt of $1.9 million on our consolidated financial statements as of March 31, 2017. This amount is not included in the table above due to the uncertainty of the timing of repayment.
Net operating losses
As of March 31, 2017, we had net operating loss carryforwards of approximately $242.8 million for U.S. federal income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of $7.6 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022. Our direct foreign subsidiaries have foreign loss carryforwards of approximately $124.5 million, most of which do not expire.
Our past issuances of stock and mergers and acquisitions have resulted in ownership changes within the meaning of Section 382. As a result, the utilization of portions of our net operating losses may be subject to annual limitations. As of March 31, 2017, approximately $15.1 million of our domestic net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1.5 million. As of March 31, 2017, approximately $20.3 million of domestic net operating losses were inherited via acquisition and are limited based on the value of the respective targets at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, other than operating leases and purchase commitments as mentioned above, as defined under Securities and Exchange Commission, or SEC, rules.
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

There have been no material changes to our critical accounting policies from those described in "Management's discussion and analysis of financial condition and results of operations" included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recent accounting pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see "Notes to the Consolidated Financial Statements (Unaudited) - Note 2" appearing elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following sections provide quantitative information on our exposure to interest rate risk, stock price risk, and foreign currency exchange risk. We make use of sensitivity analyses which are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $205.2 million and $243.2 million at March 31, 2017 and December 31, 2016, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities and certificates of deposit. The primary objective of our investment activities is to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities and certificates of deposit which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Investments in publicly traded companies' common stock
We have common stock investments in several publicly traded companies that are subject to market price volatility. We have adopted the fair value method of accounting for these investments, except for our investment in AquaBounty as further described below, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income (expense), net for the period. As of March 31, 2017 and December 31, 2016, the original aggregate cost basis of these investments was $104.0 million, and the market value was $21.5 million and $23.5 million, respectively. The fair value of these investments is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these companies. The fair value of these investments as of March 31, 2017 would be approximately $23.7 million and $17.2 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2016 would be approximately $25.9 million and $18.8 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
The common stock of AquaBounty is traded on the London Stock Exchange and commenced trading on the NASDAQ Stock Market in January 2017. As of March 31, 2017, we owned 5,162,277 shares or approximately 58 percent. The fair value of our investment in AquaBounty as of March 31, 2017 and December 31, 2016 was $57.2 million and $40.1 million, respectively, based on AquaBounty's quoted closing price on the NASDAQ Stock Market and London Stock Exchange, respectively. The fair value of our investment in AquaBounty as of March 31, 2017 would be approximately $62.9 million and $45.8 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2016 would be approximately $44.1 million and $32.1 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty.
Investments in publicly traded companies' preferred stock
We have preferred stock investments in two publicly traded companies, which may be converted to common stock in the future. We have adopted the fair value method of accounting for these investments whereby the value of preferred stock is adjusted to fair value as of each reporting date. As of March 31, 2017 and December 31, 2016, the original cost basis of these investments, including dividends, was $132.1 million and $127.4 million, respectively, and the fair value of these investments was $134.7 million and $129.5 million, respectively. The fair value of these investments is subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of the preferred stock into common stock, the volatility of each company's common stock, and changes in general economic and financial conditions of these companies. The fair value of these investments as of March 31, 2017 would be approximately $148.2 million and $107.8 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2016 would be approximately $142.5 million and $103.6 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
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
There has been no change in our internal control over financial reporting during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2016, two putative shareholder class action lawsuits, captioned Hoffman v. Intrexon Corporation et al. and Gibrall v. Intrexon Corporation et al., were filed in the U.S. District Court for the Northern District of California on behalf of purchasers of our common stock between May 12, 2015 and April 20, 2016, or the Class Period. In July 2016, the court consolidated the lawsuits and appointed a lead plaintiff. The consolidated amended complaint names as defendants us and certain of our current and former officers, or the Defendants. It alleges, among other things, that the Defendants made materially false and/or misleading statements during the Class Period with respect to our business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs' claims are based in part upon allegations in a report published in April 2016 on the Seeking Alpha financial blog. The plaintiffs seek compensatory damages, interest and an award of reasonable attorneys' fees and costs. The Defendants moved to dismiss the case. On February 24, 2017, the court granted our motion to dismiss the lawsuit on the grounds that the plaintiff failed to state a claim, while granting the plaintiff leave to amend. The plaintiff subsequently notified the court that it would seek to appeal the court's ruling rather than amend its complaint. On April 26, 2017, the court entered final judgment in the case. Any appeal must be filed by the plaintiff by May 26, 2017. We intend to continue to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this case.
In July 2016, a putative shareholder derivative action captioned Basile v. Kirk et al. was filed in the Circuit Court of Fairfax County, Virginia, against certain of our directors, our CEO, and Third Security, and naming us as a nominal defendant. The complaint alleges causes of action for breaches of fiduciary duty and unjust enrichment relating to the entry by us into the Services Agreement with Third Security. The plaintiff seeks, among other things, damages in an unspecified amount, disgorgement of improper benefits, appropriate equitable relief, and an award of attorney fees and other costs and expenses. The complaint is substantially similar to two separate demands made by shareholders concerning the Services Agreement and Mr. Kirk's compensation. Our board of directors appointed a Special Litigation Committee, or the SLC, consisting of independent directors to investigate the claims and allegations made in the derivative action and in the two shareholder demands and to decide on our behalf whether the claims and allegations should be pursued. The Basile case was stayed pending the report of the SLC. In November 2016, the SLC completed its review and evaluation and unanimously determined that the claims were without merit because the compensation arrangements were the result of an informed and disinterested decision-making process and were fair to the Company, and that prosecution of the asserted claims was not in our or our shareholders' best interest. Based upon the determination of the SLC, on February 24, 2017 we moved to dismiss the court action pursuant to Virginia statute and that motion is pending. There can be no assurance, however, regarding the ultimate outcome of the case.
In addition to the shareholder demands described above, in June and July 2016, two shareholders made separate demands under Virginia law demanding that we file suit against certain of our current officers and directors for alleged breaches of fiduciary duty and other claims. The demands were based upon and asserted the allegations previously published in April 2016 in the Seeking Alpha financial blog. In July 2016, our board of directors authorized the SLC to expand its review to include all such allegations. In February 2017, the SLC completed its review and evaluation and unanimously determined that there was no basis for any of the allegations, that our officers and directors did not breach their fiduciary duties or any other applicable law, and that prosecution of the asserted claims was not in our or our shareholders' best interest. Following the SLC's determination, in March 2017, one of the putative shareholders filed a derivative complaint captioned Luger v. Kirk et al. in the Circuit Court of Fairfax County, Virginia. We are a nominal defendant in this new action, and other defendants include certain of our directors, our CEO, and Third Security. The complaint alleges causes of action for breaches of fiduciary duty and unjust enrichment relating to our entry into the Services Agreement with Third Security, our CEO's compensation, and certain allegations contained in the April 2016 Seeking Alpha financial blog piece. Based on the determination of the SLC and a review of applicable law, we intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this case.
The Division of Enforcement of the SEC is conducting an investigation which we believe concerns certain issues raised by the foregoing matters. We have met with the SEC staff and are voluntarily cooperating with their investigation. Our board of directors has authorized the SLC to monitor our interaction with the SEC staff.

Item 1A. Risk Factors
As disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. There are no additional material updates or changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016.
In evaluating our risks, readers should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
From January 1, 2017 through March 31, 2017, we consummated the following transactions involving the issuance of unregistered securities:

•
the issuance of 103,930 unregistered shares of our common stock in January, February, and March 2017, as payment under the Services Agreement entered into and effective as of November 1, 2015, as amended, by and between us and Third Security as previously discussed in our Current Report on Form 8-K filed on October 30, 2015, and

•
the issuance of 480,422 unregistered shares of our common stock in March 2017, as payment of deferred consideration in connection with our acquisition of Oxitec Limited as previously discussed in our Current Reports on Form 8-K filed on August 12, 2015 and September 8, 2015.

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
10.1*†
Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Restricted Stock Unit Agreement, by and between Intrexon Corporation and Randal J. Kirk, effective as of April 1, 2017 (incorporated by reference to Exhibit 10.1 to Intrexon Corporation's Current Report on Form 8-K filed on March 31, 2017 with the Securities and Exchange Commission).

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

101.0
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Shareholders' and Total Equity for the three months ended March 31, 2017, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements.

*    Previously filed.

**	Furnished herewith.

†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intrexon Corporation
(Registrant)

Date: May 10, 2017	By:	/s/ Rick L. Sterling
Rick L. Sterling
Chief Financial Officer
(Principal Financial and Accounting Officer)