Form 10-Q
period 2017-06-30
INTREXON CORP
filed 2017-08-09
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2017, 120,519,449 shares of common stock, no par value per share, were outstanding.

INTREXON CORPORATION
FORM 10-Q

Intrexon®, Oxitec®, Viagen®, Trans Ova Genetics®, Biopop®, ActoBiotics®, and AquAdvantage® are our and/or our affiliates' registered trademarks in the United States and AquaBounty™, EnviroFlight™, GenVec™, AdenoVerse™ and Okanagan Specialty Fruits™ are our and/or our affiliates' common law trademarks in the United States. This quarterly report and the information incorporated herein by reference contain references to trademarks, service marks and trade names owned by us or other companies. Solely for convenience, trademarks, service marks and trade names referred to in this quarterly report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names. We do not intend our use or display of other companies' trade names, service marks or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names and service marks appearing in this quarterly report are the property of their respective owners.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$64,360	$62,607
Restricted cash	6,987	6,987
Short-term investments	92,804	174,602
Receivables
Trade, net	22,833	21,637
Related parties	18,728	16,793
Notes, net	—	1,500
Other	2,076	2,555
Inventory	19,146	21,139
Prepaid expenses and other	7,183	7,361
Total current assets	234,117	315,181
Long-term investments	—	5,993
Equity securities	23,901	23,522
Investments in preferred stock	144,742	129,545
Property, plant and equipment, net	92,880	64,672
Intangible assets, net	240,360	225,615
Goodwill	164,931	157,175
Investments in affiliates	21,904	23,655
Other assets	11,151	3,710
Total assets	$933,986	$949,068
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2017	December 31, 2016
Liabilities and Total Equity
Current liabilities
Accounts payable	$8,221	$8,478
Accrued compensation and benefits	9,098	6,540
Other accrued liabilities	22,275	15,776
Deferred revenue	47,662	53,364
Lines of credit	285	820
Current portion of long term debt	434	386
Deferred consideration	6,967	8,801
Related party payables	744	440
Total current liabilities	95,686	94,605
Long term debt, net of current portion	7,684	7,562
Deferred revenue, net of current portion	237,656	256,778
Deferred tax liabilities	16,266	17,007
Other long term liabilities	5,144	3,868
Total liabilities	362,436	379,820
Commitments and contingencies (Note 16)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 120,404,676 and 118,688,770 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	1,355,956	1,325,780
Accumulated deficit	(780,865)	(729,341)
Accumulated other comprehensive loss	(24,221)	(36,202)
Total Intrexon shareholders' equity	550,870	560,237
Noncontrolling interests	20,680	9,011
Total equity	571,550	569,248
Total liabilities and total equity	$933,986	$949,068
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Collaboration and licensing revenues, including $24,558 and $23,612 from related parties during the three months ended June 30, 2017 and 2016, respectively, and $53,445 and $43,611 during the six months ended June 30, 2017 and 2016, respectively	$28,164	$27,481	$61,229	$51,554
Product revenues	9,980	10,884	18,110	19,439
Service revenues	15,884	13,927	27,915	24,592
Other revenues	405	209	683	354
Total revenues	54,433	52,501	107,937	95,939
Operating Expenses
Cost of products	8,861	10,753	17,624	20,315
Cost of services	7,988	6,332	14,792	12,004
Research and development	34,011	28,375	68,191	54,231
Selling, general and administrative	38,843	30,263	73,981	73,144
Total operating expenses	89,703	75,723	174,588	159,694
Operating loss	(35,270)	(23,222)	(66,651)	(63,755)
Other Income (Expense), Net
Unrealized and realized appreciation (depreciation) in fair value of equity securities and preferred stock	8,687	(23,469)	7,065	(45,800)
Interest expense	(181)	(267)	(360)	(532)
Interest and dividend income	4,743	713	9,367	1,323
Other income, net	4,879	676	5,474	1,237
Total other income (expense), net	18,128	(22,347)	21,546	(43,772)
Equity in net loss of affiliates	(3,333)	(5,053)	(8,280)	(10,696)
Loss before income taxes	(20,475)	(50,622)	(53,385)	(118,223)
Income tax benefit	813	591	1,346	2,872
Net loss	$(19,662)	$(50,031)	$(52,039)	$(115,351)
Net loss attributable to the noncontrolling interests	998	967	1,976	1,858
Net loss attributable to Intrexon	$(18,664)	$(49,064)	$(50,063)	$(113,493)
Net loss attributable to Intrexon per share, basic and diluted	$(0.16)	$(0.42)	$(0.42)	$(0.97)
Weighted average shares outstanding, basic and diluted	119,731,042	118,141,377	119,346,050	117,501,264
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2017	2016	2017	2016
Net loss	$(19,662)	$(50,031)	$(52,039)	$(115,351)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	15	152	(5)	739
Gain (loss) on foreign currency translation adjustments	8,743	(10,370)	11,995	(9,672)
Comprehensive loss	(10,904)	(60,249)	(40,049)	(124,284)
Comprehensive loss attributable to the noncontrolling interests	986	969	1,967	1,892
Comprehensive loss attributable to Intrexon	$(9,918)	$(59,280)	$(38,082)	$(122,392)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2016	118,688,770	$—	$1,325,780	$(36,202)	$(729,341)	$560,237	$9,011	$569,248
Cumulative effect of adoption of ASU 2016-09	—	—	1,461	—	(1,461)	—	—	—
Stock-based compensation expense	—	—	19,872	—	—	19,872	20	19,892
Exercises of stock options	39,048	—	650	—	—	650	28	678
Shares issued as payment for services	290,453	—	5,710	—	—	5,710	—	5,710
Shares and warrants issued in acquisition	684,240	—	16,997	—	—	16,997	—	16,997
Shares issued to acquire noncontrolling interests	221,743	—	5,082	—	—	5,082	(5,995)	(913)
Shares issued as payment of deferred consideration	480,422	—	—	—	—	—	—	—
Adjustments for noncontrolling interests	—	—	2,789	—	—	2,789	(2,802)	(13)
Noncash dividend	—	—	(22,385)	—	—	(22,385)	22,385	—
Net loss	—	—	—	—	(50,063)	(50,063)	(1,976)	(52,039)
Other comprehensive income	—	—	—	11,981	—	11,981	9	11,990
Balances at June 30, 2017	120,404,676	$—	$1,355,956	$(24,221)	$(780,865)	$550,870	$20,680	$571,550
The accompanying notes are an integral part of these consolidated financial statements

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2017	2016
Cash flows from operating activities
Net loss	$(52,039)	$(115,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,891	11,674
Loss on disposal of property, plant and equipment	967	225
Unrealized and realized (appreciation) depreciation on equity securities and preferred stock	(7,065)	45,800
Noncash dividend income	(7,980)	—
Amortization of premiums on investments	330	598
Equity in net loss of affiliates	8,280	10,696
Stock-based compensation expense	19,892	19,839
Shares issued as payment for services	5,710	5,689
Provision for bad debts	582	1,183
Deferred income taxes	(1,519)	(2,659)
Other noncash items	(3,606)	391
Changes in operating assets and liabilities:
Receivables:
Trade	(1,702)	(2,463)
Related parties	(1,935)	9,203
Notes	—	(24)
Other	660	626
Inventory	2,000	2,071
Prepaid expenses and other	471	1,299
Other assets	(736)	2,697
Accounts payable	(3,792)	2,834
Accrued compensation and benefits	1,246	(9,543)
Other accrued liabilities	1,997	4,807
Deferred revenue	(25,794)	(6,078)
Related party payables	284	331
Other long term liabilities	609	106
Net cash used in operating activities	(48,249)	(16,049)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2017	2016
Cash flows from investing activities
Maturities of investments	88,000	41,987
Purchases of equity securities, preferred stock and warrants	(1,161)	(1,167)
Proceeds from sales of equity securities	235	—
Cash acquired in a business combination	2,054	—
Investments in affiliates	(4,579)	(5,054)
Cash paid in asset acquisition	(14,219)	(7,244)
Purchases of property, plant and equipment	(18,262)	(10,038)
Proceeds from sale of property, plant and equipment	1,115	140
Issuance of note receivable	(2,400)	—
Proceeds from repayment of note receivable	1,500	—
Net cash provided by investing activities	52,283	18,624
Cash flows from financing activities
Acquisitions of noncontrolling interests	(913)	—
Advances from lines of credit	3,324	1,540
Repayments of advances from lines of credit	(3,859)	(1,640)
Proceeds from long term debt	285	—
Payments of long term debt	(252)	(685)
Payments of deferred consideration for acquisitions	(1,991)	—
Proceeds from stock option exercises	678	17,671
Payment of stock issuance costs	(10)	—
Net cash provided by (used in) financing activities	(2,738)	16,886
Effect of exchange rate changes on cash and cash equivalents	457	(162)
Net increase in cash and cash equivalents	1,753	19,299
Cash and cash equivalents
Beginning of period	62,607	135,782
End of period	$64,360	$155,081
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$146	$140
Cash paid during the period for income taxes	377	—
Significant noncash financing and investing activities
Stock received as consideration for collaboration agreements	$—	$13,666
Preferred stock received as consideration for collaboration amendments	—	120,000
Stock and warrants issued in business combinations	16,997	—
Stock issued to acquire noncontrolling interest	5,082	—
Stock issued in asset acquisition	—	4,401
Contingent consideration assumed in asset acquisition	—	3,660
Noncash dividend to shareholders	22,385	—
Purchases of equipment included in accounts payable and other accrued liabilities	3,562	1,118
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
As of June 30, 2017, Intrexon owned approximately 58% of AquaBounty Technologies, Inc. ("AquaBounty"), a company focused on improving productivity in commercial aquaculture. In January 2017, in conjunction with the listing by AquaBounty of their common stock on the NASDAQ Stock Market, Intrexon purchased $25,000 of additional AquaBounty common stock and subsequently distributed shares of AquaBounty common stock as a dividend to Intrexon shareholders. See Note 14 for additional discussion.
Intrexon Corporation and its consolidated subsidiaries are hereinafter referred to as the "Company."
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of June 30, 2017 and results of operations and cash flows for the interim periods ended June 30, 2017 and 2016. The year-end consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for any other future annual or interim period. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying consolidated financial statements reflect the operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Investments in Preferred Stock
The Company holds preferred stock in certain of its collaborators which may be converted to common stock as described in Note 7. The Company elected the fair value option to account for its investments in preferred stock whereby the value of preferred stock is adjusted to fair value as of each reporting date and unrealized gains and losses are reported in the consolidated statement of operations. These investments are subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of the preferred stock into common stock, the volatility of each collaborator's common stock, and changes in general economic and financial conditions of the collaborators. The investments are classified as noncurrent in the consolidated balance sheet since the Company does not intend to sell the investments nor expect them to be converted into shares of common stock within one year.
Until such time as the Company converts the preferred stock into common stock, the Company is entitled to monthly dividends and records dividend income as described in Note 7.
Equity Method Investments
The Company accounts for its investments in each of its joint ventures and for its investments in start-up entities backed by the Harvest Intrexon Enterprise Fund I, LP ("Harvest"), a related party, (Note 17) using the equity method of accounting based upon relative ownership interest. The Company's investments in these entities are included in investments in affiliates in the accompanying consolidated balance sheets.
The Company accounts for its investment in Oragenics, Inc. ("Oragenics"), one of its collaborators, using the fair value option.
The fair value of the Company's investment in Oragenics was $4,807 and $7,244 as of June 30, 2017 and December 31, 2016, respectively, and is included as equity securities in the accompanying consolidated balance sheets. The Company's ownership of Oragenics was 29.4% and 29.5% as of June 30, 2017 and December 31, 2016, respectively. Unrealized depreciation in the fair value of these securities was $1,096 and $4,797 for the three months ended June 30, 2017 and 2016, respectively, and was $2,437 and $11,142 for the six months ended June 30, 2017 and 2016, respectively.
Summarized financial data as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016, for the Company's equity method investments are shown in the following tables.

	June 30, 2017	December 31, 2016
Current assets	$67,361	$77,761
Non-current assets	13,109	11,040
Total assets	80,470	88,801
Current liabilities	12,950	11,588
Non-current liabilities	3,177	—
Total liabilities	16,127	11,588
Net assets	$64,343	$77,213

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$87	$47	$117	$329
Operating expenses	10,092	14,383	23,435	32,043
Operating loss	(10,005)	(14,336)	(23,318)	(31,714)
Other	(68)	1,424	(63)	1,427
Net loss	$(10,073)	$(12,912)	$(23,381)	$(30,287)

Variable Interest Entities
As of June 30, 2017 and December 31, 2016, the Company determined that certain of its collaborators and joint ventures as well as Harvest were variable interest entities ("VIE" or "VIEs"). The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. The Company's aggregate investment balances of these VIEs as of June 30, 2017 and December 31, 2016 were $185,555 and $159,115, respectively, which represents the Company's maximum risk of loss related to the identified VIEs.
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
Segment Information
While the Company generates revenues from multiple sources, including collaboration agreements, licensing, and products and services associated with bovine reproduction, management is organized around a singular research and development focus to further the development of the Company's underlying synthetic biology technologies. Accordingly, the Company has determined that it operates in one segment. As of June 30, 2017 and December 31, 2016, the Company had $16,499 and $13,265, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $3,611 and $2,680 for the three months ended June 30, 2017 and 2016, respectively, and $7,325 and $5,176 for the six months ended June 30, 2017 and 2016, respectively.
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
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business ("ASU 2017-01"). The provisions of ASU 2017-01 clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this standard in the second quarter of 2017, and the implementation of this standard did not have a material impact on the Company's consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The provisions of ASU 2016-09 simplify various aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this standard effective January 1, 2017. Upon adoption in the first quarter of 2017, the Company elected to recognize forfeitures as they occur and recorded an opening adjustment to additional paid-in capital and accumulated deficit for previously unrecognized stock-based compensation costs due to estimating forfeitures on unvested shares totaling $1,461. The Company also recognized deferred tax assets of approximately $17,900 related to the excess tax benefits that previously arose directly from tax deductions related to equity compensation greater than stock-based compensation costs recognized in the consolidated financial statements and the cumulative adjustment for forfeitures. These deferred tax assets were fully offset by a valuation allowance (Note 13). The adoption was on a modified retrospective basis and had no impact on prior periods.
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
Recently Issued Accounting Pronouncements
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share ("EPS") in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the FASB codification, to a scope exception. Those amendments do not have an accounting effect. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted, and is effective for the Company for the year ended December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting ("ASU 2017-09"). The provisions of ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless (a) the fair value of the modified award is the same as the fair value of the original award, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted, and is effective for the Company for the year ending December 31, 2018. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) ("ASU 2016-18"). The provisions of ASU 2016-18 require amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending balances for the periods presented on the statement of cash flows. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted, and is effective for the Company for the year ending December 31, 2018. The implementation of this standard is not expected to have a material impact on the Company's consolidated financial statements.
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
3. Mergers and Acquisitions
GenVec Acquisition
In June 2017, pursuant to an Agreement and Plan of Merger (the "GenVec Merger Agreement"), the Company acquired 100% of the outstanding shares of GenVec, Inc. ("GenVec"), a clinical-stage company and pioneer in the development of AdenoVerse gene delivery technology. Pursuant to the GenVec Merger Agreement, the former shareholders of GenVec received an aggregate of 684,240 shares of the Company's common stock and have the right to receive contingent consideration equal to 50% of any milestone or royalty payments received under one of GenVec's collaboration agreements, provided such payments are received within three years after the closing of the transaction. The Company also assumed warrants held by certain former shareholders of GenVec. The results of GenVec's operations subsequent to the acquisition date have been included in the consolidated financial statements.
The fair value of the total consideration transferred was $17,582. The acquisition date fair value of each class of consideration transferred is presented below:

Common shares	$15,616
Warrants	1,381
Contingent consideration	585
$17,582
The fair value of the shares of the Company's common stock issued was based on the quoted closing price of the Company's common stock immediately prior to the closing of the acquisition. The fair value of the warrants assumed was estimated using the Black-Scholes option-pricing model. The fair value of the contingent consideration was determined using a probability weighted discounted cash flows model and is considered a freestanding financial instrument and is recorded at fair value each reporting period. The preliminary estimated fair value of assets acquired and liabilities assumed at the acquisition date is shown below:

Cash and cash equivalents	$2,054
Short term investments	542
Trade receivables	75
Other receivables	97
Prepaid expenses and other	227
Property and equipment	250
Intangible assets	14,000
Other non-current assets	58
Total assets acquired	17,303
Accounts payable	2,158
Accrued compensation and benefits	1,226
Other accrued expenses	856
Other long term liabilities	92
Deferred tax liabilities	239
Total liabilities assumed	4,571
Net assets acquired	12,732
Goodwill	4,850
Total consideration	$17,582
The fair value of assets acquired and liabilities assumed at the acquisition date are considered preliminary and are subject to revision when the valuation of intangible assets is finalized. The acquired intangible assets include developed technology, the fair value of which was determined using the multi-period excess earning method, which is a variation of the income approach that converts future cash flows to single discounted present value amounts. The intangible assets are being amortized over a useful life of eleven years. Goodwill, which is not expected to be deductible for tax purposes, represents the assembled workforce and the anticipated buyer-specific synergies arising from the combination of the Company's and GenVec's technology.
As of June 30, 2017, the Company had incurred $510 of acquisition related costs, of which $260 and $498 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2017, respectively.
Condensed Pro Forma Financial Information
GenVec's results of operations subsequent to the acquisition are included in the consolidated statements of income. The following condensed pro forma financial information for the three and six months ended June 30, 2017 and 2016 is presented as if the acquisition had been consummated on January 1, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	Pro forma
Revenues	$54,551	$52,527	$108,169	$96,255
Loss before income taxes	(24,124)	(52,135)	(60,651)	(121,914)
Net loss	(23,500)	(51,355)	(59,494)	(118,853)
Net loss attributable to the noncontrolling interests	998	967	1,976	1,858
Net loss attributable to Intrexon	(22,502)	(50,388)	(57,518)	(116,995)
4. Investments in Joint Ventures
S & I Ophthalmic
In September 2013, the Company entered into a Limited Liability Company Agreement ("Sun LLC Agreement") with Caraco Pharmaceutical Laboratories, Ltd. ("Sun Pharmaceutical Subsidiary"), an indirect subsidiary of Sun Pharmaceutical Industries Ltd. ("Sun Pharmaceutical"), an international specialty pharmaceutical company focused on chronic diseases, to form S & I Ophthalmic, LLC ("S & I Ophthalmic"). The Sun LLC Agreement governs the affairs and the conduct of business of S & I Ophthalmic. S & I Ophthalmic leverages experience and technology from both the Company and Sun Pharmaceutical. Both the Company and Sun Pharmaceutical Subsidiary made an initial capital contribution of $5,000 in October 2013 for a 50% membership interest in S & I Ophthalmic. S & I Ophthalmic is governed by a board of managers ("S & I Ophthalmic Board") which has four members, two each from the Company and Sun Pharmaceutical Subsidiary. In cases in which the S & I Ophthalmic Board determines that additional capital contributions are necessary in order for S & I Ophthalmic to conduct business and comply with its obligations, each of the Company and Sun Pharmaceutical Subsidiary has committed to making additional capital contributions to S & I Ophthalmic subject to certain limits defined in the Sun LLC Agreement. Each has the right, but not the obligation, to make additional capital contributions above the defined limits when and if solicited by the S & I Ophthalmic Board. In 2015, both the Company and Sun Pharmaceutical Subsidiary made subsequent capital contributions of $5,000.
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
The Company's investment in S & I Ophthalmic was $2,767 and $3,236 as of June 30, 2017 and December 31, 2016, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.

OvaXon
In December 2013, the Company and OvaScience, Inc. ("OvaScience"), a life sciences company focused on the discovery, development, and commercialization of new treatments for infertility, entered into a Limited Liability Company Agreement ("OvaXon LLC Agreement") to form OvaXon, LLC ("OvaXon"), a joint venture to create new applications for improving human and animal health. Both the Company and OvaScience made an initial capital contribution of $1,500 in January 2014 for a 50% membership interest in OvaXon. OvaXon is governed by the OvaXon board of managers ("OvaXon Board") which has four members, two each from the Company and OvaScience. In cases in which the OvaXon Board determines that additional capital contributions are necessary in order for OvaXon to conduct business and comply with its obligations, each of the Company and OvaScience has the right, but not the obligation, to make additional capital contributions to OvaXon subject to the OvaXon LLC Agreement. Through June 30, 2017, both the Company and OvaScience have made subsequent capital contributions of $3,250.
The Company's investment in OvaXon was $(811) and $65 as of June 30, 2017 and December 31, 2016, respectively, and is included in other accrued liabilities and investments in affiliates, respectively, in the accompanying consolidated balance sheets.
Intrexon Energy Partners
In March 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, LLC ("Third Security"), entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), a joint venture formed to optimize and scale-up the Company's gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Intrexon has committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of June 30, 2017, the Company's remaining commitment was $8,271. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(1,477) and $(477) as of June 30, 2017 and December 31, 2016, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.
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

The Company's investment in Intrexon Energy Partners II was $855 and $1,414 as of June 30, 2017 and December 31, 2016, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
EnviroFlight
In February 2016, the Company entered into a series of transactions involving EnviroFlight, LLC ("Old EnviroFlight"), Darling Ingredients Inc. ("Darling") and a newly formed venture between the Company and Darling ("New EnviroFlight"). The Company determined that the series of integrated transactions to acquire substantially all of the assets of Old EnviroFlight for cash, common stock, and contingent consideration should be accounted for as a single transaction, which constituted a business, and considered New EnviroFlight to be the accounting acquirer. Consideration paid to Old EnviroFlight was $4,244 in cash, 136,340 shares of the Company's common stock valued at $4,401 and contingent consideration estimated at $3,660. Contemporaneously, all the assets acquired from Old EnviroFlight, with the exception of certain developed technology, and $3,000 of cash were contributed to New EnviroFlight in exchange for a non-controlling, 50% membership interest in New EnviroFlight. The Company's contributions to New EnviroFlight included an exclusive license to the developed technology that was retained by the Company. Darling received the remaining 50% membership interest in New EnviroFlight as consideration for terminating rights previously held in the developed technology with Old EnviroFlight. New EnviroFlight was formed to generate high-nutrition, low environmental impact animal and fish feed, as well as fertilizer products. The Company and Darling as members have each agreed to make additional capital contributions of up to $5,000 to fund ongoing operations of New EnviroFlight. As of June 30, 2017, the Company's remaining commitment was $2,750. All of the employees of Old EnviroFlight became employees of New EnviroFlight.
The Company determined that its investment in New EnviroFlight should be accounted for using the equity method of accounting. The Company recorded an estimated fair value of $5,425 for its investment in New EnviroFlight and $9,880 for the retained developed technology intangible asset. The developed technology is being amortized over a period of twenty-one years. The contingent consideration liability payable to the members of Old EnviroFlight is considered a freestanding financial instrument and is recorded at fair value each reporting period. The value of this liability was estimated at $2,241 as of June 30, 2017 (Note 8). New EnviroFlight met a regulatory milestone, as defined in the asset purchase agreement, and the members of Old EnviroFlight received a portion of the contingent consideration consisting of 59,337 shares of the Company's common stock valued at $1,583 in October 2016. The members of Old EnviroFlight may receive up to $4,000 of additional shares of the Company's common stock if certain commercial milestones are met prior to February 2019.
The Company's investment in New EnviroFlight was $5,673 and $4,189 as of June 30, 2017 and December 31, 2016, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
Intrexon T1D Partners
In March 2016, the Company and certain investors (the "T1D Investors"), including affiliates of Third Security, entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon T1D Partners, LLC ("Intrexon T1D Partners"), a joint venture formed to utilize the Company's proprietary ActoBiotics platform to develop and commercialize products to treat type 1 diabetes. The Company also entered into an ECC with Intrexon T1D Partners which provides the exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $10,000 while retaining a 50% membership interest in Intrexon T1D Partners. The T1D Investors made initial capital contributions, totaling $10,000 in the aggregate, in exchange for pro rata membership interests in Intrexon T1D Partners totaling 50%. Intrexon has committed to make capital contributions of up to $5,000, and the T1D Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon T1D Partners, have committed to make additional capital contributions of up to $5,000, at the request of Intrexon T1D Partners' board of managers (the "Intrexon T1D Partners Board") and subject to certain limitations. As of June 30, 2017, the Company's remaining commitment was $3,650. Intrexon T1D Partners is governed by the Intrexon T1D Partners Board, which has five members. Two members of the Intrexon T1D Partners Board are designated by the Company and three members are designated by a majority of the T1D Investors. The Company and the T1D Investors have the right, but not the obligation, to make additional capital contributions above these limits when and if solicited by the Intrexon T1D Partners Board.
The Company's investment in Intrexon T1D Partners was $(142) and $806 as of June 30, 2017 and December 31, 2016, respectively, and is included in other accrued liabilities and investments in affiliates, respectively, in the accompanying consolidated balance sheets.

5. Collaboration and Licensing Revenue
The Company generates revenue through contractual agreements with collaborators (known as exclusive channel collaborations, "ECC" or "ECCs") and licensing agreements whereby the collaborators or the licensees obtain exclusive access to the Company's proprietary technologies for use in the research, development and commercialization of products and/or treatments in a contractually specified field of use. Upfront and milestone payments are typically deferred and recognized over the expected life of the Company's technology platform using a straight-line approach. The Company recognizes the reimbursement payments received for research and development services in the period in which the services are performed and collection is reasonably assured. The following tables summarize the amounts recorded as revenue in the consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$4,842	$5,122	$9,964
Oragenics, Inc.	261	214	475
Fibrocell Science, Inc.	605	1,348	1,953
Genopaver, LLC	68	1,445	1,513
S & I Ophthalmic, LLC	—	72	72
OvaXon, LLC	—	880	880
Intrexon Energy Partners, LLC	625	1,295	1,920
Persea Bio, LLC	125	141	266
Ares Trading S.A.	1,597	1,206	2,803
Intrexon Energy Partners II, LLC	500	456	956
Intrexon T1D Partners, LLC	272	1,016	1,288
Harvest start-up entities (1)	606	3,846	4,452
Other	923	699	1,622
Total	$10,424	$17,740	$28,164

(1)
For the three months ended June 30, 2017, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc.

	Three Months Ended June 30, 2016
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$922	$6,048	$6,970
Oragenics, Inc.	261	246	507
Fibrocell Science, Inc.	605	789	1,394
Genopaver, LLC	68	1,569	1,637
S & I Ophthalmic, LLC	—	2,358	2,358
OvaXon, LLC	—	808	808
Intrexon Energy Partners, LLC	625	3,587	4,212
Persea Bio, LLC	125	206	331
Ares Trading S.A.	1,597	621	2,218
Intrexon Energy Partners II, LLC	500	394	894
Intrexon T1D Partners, LLC	278	32	310
Harvest start-up entities (1)	305	634	939
Other	2,769	2,134	4,903
Total	$8,055	$19,426	$27,481

(1)	For the three months ended June 30, 2016, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; and Relieve Genetics, Inc.

	Six Months Ended June 30, 2017
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$9,684	$11,265	$20,949
Oragenics, Inc.	524	520	1,044
Fibrocell Science, Inc.	1,210	2,482	3,692
Genopaver, LLC	137	3,056	3,193
S & I Ophthalmic, LLC	—	375	375
OvaXon, LLC	—	1,704	1,704
Intrexon Energy Partners, LLC	1,250	5,756	7,006
Persea Bio, LLC	250	305	555
Ares Trading S.A.	3,194	2,924	6,118
Intrexon Energy Partners II, LLC	1,000	1,105	2,105
Intrexon T1D Partners, LLC	536	1,884	2,420
Harvest start-up entities (1)	1,207	6,608	7,815
Other	2,756	1,497	4,253
Total	$21,748	$39,481	$61,229

(1)
For the six months ended June 30, 2017, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc.

	Six Months Ended June 30, 2016
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$1,844	$12,107	$13,951
Oragenics, Inc.	524	789	1,313
Fibrocell Science, Inc.	1,210	2,041	3,251
Genopaver, LLC	137	3,078	3,215
S & I Ophthalmic, LLC	—	3,544	3,544
OvaXon, LLC	—	1,502	1,502
Intrexon Energy Partners, LLC	1,250	6,950	8,200
Persea Bio, LLC	250	405	655
Ares Trading S.A.	3,194	1,429	4,623
Intrexon Energy Partners II, LLC	1,000	444	1,444
Intrexon T1D Partners, LLC	278	32	310
Harvest start-up entities (1)	351	1,022	1,373
Other	3,789	4,384	8,173
Total	$13,827	$37,727	$51,554

(1)	For the six months ended June 30, 2016, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; and Relieve Genetics, Inc.
There have been no significant changes to arrangements with our collaborators and licensees in the six months ended June 30, 2017. See Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for additional details of the Company's existing collaboration and licensing agreements.
Deferred Revenue
Deferred revenue primarily consists of consideration received for upfront and milestone payments in connection with the Company's collaborations and licensing agreements, prepayments for research and development services performed for collaborators and licensees, and prepayments for product and service revenues. Deferred revenue consists of the following:

	June 30, 2017	December 31, 2016
Upfront and milestone payments	$278,262	$297,867
Prepaid research and development services	2,502	6,015
Prepaid product and service revenues	4,550	5,554
Other	4	706
Total	$285,318	$310,142
Current portion of deferred revenue	$47,662	$53,364
Long-term portion of deferred revenue	237,656	256,778
Total	$285,318	$310,142

The following table summarizes the remaining balance of deferred revenue associated with upfront and milestone payments for each significant collaboration and licensing agreement.

	June 30, 2017	December 31, 2016
ZIOPHARM Oncology, Inc.	$129,125	$138,809
Oragenics, Inc.	7,242	7,766
Fibrocell Science, Inc.	17,816	19,026
Genopaver, LLC	1,840	1,977
Intrexon Energy Partners, LLC	16,875	18,125
Persea Bio, LLC	3,750	4,000
Ares Trading S.A.	43,984	47,178
Intrexon Energy Partners II, LLC	14,833	15,833
Intrexon T1D Partners, LLC	8,678	8,653
Harvest start-up entities (1)	19,400	20,208
Other	14,719	16,292
Total	$278,262	$297,867

(1)
As of June 30, 2017 and December 31, 2016, the balance of deferred revenue for collaborations with Harvest start-up entities includes Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc.

6. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of June 30, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$92,081	$—	$(94)	$91,987
Corporate notes and bonds	542	—	—	542
Certificates of deposit	275	—	—	275
Total	$92,898	$—	$(94)	$92,804
The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2016:

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
As of June 30, 2017, all of the available-for-sale investments were due within one year based on their contractual maturities.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company's investments were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and have been in a loss position for less than 12 months.

As of June 30, 2017 and December 31, 2016, the Company did not consider any of its investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company's ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.
7. Investments in Preferred Stock
Investment in ZIOPHARM Preferred Stock
In June 2016, the Company received 100,000 shares of Series 1 Preferred Stock (the "Preferred Shares") of ZIOPHARM Oncology Inc. ("ZIOPHARM"), a related party, with a per share stated value of $1,200, as consideration for amending their two previously existing ECC agreements. A summary of the terms of the Preferred Shares follows.
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
Liquidation Rights. In the event of any voluntary or involuntary liquidation, dissolution or winding up of ZIOPHARM or a deemed liquidation event, as defined in the A&R Certificate of Designation, including a change of control or the sale, lease transfer, or exclusive license of all or substantially all of ZIOPHARM's assets, the holders of the Preferred Shares shall be entitled to receive a portion of all funds to be distributed in proportion to the holders' proportionate share of ZIOPHARM's common stock on an as-converted to common stock basis (the "Series 1 Liquidation Amount"). For purposes of calculating the Series 1 Liquidation Amount, if such liquidation event occurs prior to the Conversion Event Date, each Preferred Share shall be deemed to be convertible into the number of shares of ZIOPHARM's common stock equal to (i) the stated value of each Preferred Share, divided by (ii) the volume weighted average price of ZIOPHARM's common stock for the twenty day period ending on the date of the public announcement of the liquidation event. In addition, ZIOPHARM may elect to redeem the Preferred Shares in connection with or following a deemed liquidation event at a price per share equal to the Series 1 Liquidation Amount.
The investment in ZIOPHARM preferred stock is categorized as Level 3 as there are significant unobservable inputs and the Preferred Shares are not traded on a public exchange. The fair value of the investment in ZIOPHARM preferred stock is estimated using a probability-weighted expected return ("PWERM") model. The key inputs used in the PWERM model are (i) estimating the future returns for conversion of the Preferred Shares for both product approval and a change in control of ZIOPHARM (the "conversion events") using market data of the change in value for guideline companies as a result of these conversion events; (ii) estimating the expected date and likelihood of each conversion event; and (iii) discounting these estimated future returns using a discount rate for the Preferred Shares considering industry debt issuances originated by public funds and venture capital rates of return. A significant change in unobservable inputs discussed above could result in a significant impact on the fair value of the Company's investment in ZIOPHARM preferred stock. The fair value of the Company's investment in ZIOPHARM preferred stock, including additional Preferred Shares received as dividends, was $142,326 and $129,545 as of June 30, 2017 and December 31, 2016, respectively. During the three and six months ended June 30, 2017, the Company received 3,313 shares and 6,529 shares, respectively, of additional Preferred Shares and recognized $4,042 and $7,965, respectively, of dividend income in the accompanying consolidated statements of operations.

Investment in Fibrocell Preferred Stock
In March 2017, Fibrocell Science, Inc. ("Fibrocell"), one of the Company's collaborators and a related party, sold Series A Convertible Preferred Stock (the "Convertible Preferred Shares") convertible into shares of Fibrocell common stock and warrants to purchase shares of Fibrocell common stock to certain institutional and accredited investors, including the Company and affiliates of Third Security. The Company paid $1,161 in exchange for 1,161 Convertible Preferred Shares and warrants to acquire 498,843 shares of Fibrocell common stock, reflective of the 1-for-3 reverse stock split of Fibrocell's common stock effective March 10, 2017. The Convertible Preferred Shares are convertible at any time at the election of the Company and accrue dividends at 4% per annum, compounded quarterly, increasing the stated value of the shares. The investment in Fibrocell preferred stock is categorized as Level 3 as there are significant unobservable inputs and the Convertible Preferred Shares are not traded on a public exchange. The fair value of the investment in Fibrocell preferred stock is estimated using a conversion plus dividend approach utilizing the trading value of the underlying common stock and an estimated premium for the preferred stock dividend and other preferences. Market price volatility of Fibrocell's common stock and a significant change in the estimated preferred stock premium could result in a significant impact to the fair value of the investment in Fibrocell preferred stock. As of June 30, 2017, the fair value of the Company's investment in Fibrocell preferred stock totaled $2,416. See Note 17 for additional discussion of the warrants.
Changes in the Fair Value of Investments in Preferred Stock
The following table summarizes the changes in the Level 3 investments in preferred stock during the six months ended June 30, 2017.

Six Months Ended June 30, 2017
Beginning balance	$129,545
Purchase of preferred stock	766
Dividend income from investments in preferred stock	7,980
Unrealized appreciation in the fair value of the investments in preferred stock	6,451
Ending balance	$144,742
8. Fair Value Measurements
The carrying amount of cash and cash equivalents, restricted cash, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at June 30, 2017:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2017
Assets
U.S. government debt securities	$—	$91,987	$—	$91,987
Equity securities	18,042	5,859	—	23,901
Preferred stock	—	—	144,742	144,742
Other	—	9,129	—	9,129
Total	$18,042	$106,975	$144,742	$269,759

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
The method used to estimate the fair value of the Level 1 assets in the tables above is based on observable market data as these equity securities are publicly-traded. The method used to estimate the fair value of the Level 2 short-term and long-term investments in the tables above is based on professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The method used to estimate the fair value of the Level 2 equity securities in the tables above is based on the quoted market price of the publicly-traded security, adjusted for a discount for lack of marketability. The methods used to estimate the fair value of the Level 3 assets are discussed in Note 7.
There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2017.
The carrying values of the Company's long term debt approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. The Company's contingent consideration liabilities (Notes 3 and 4) are measured on a recurring basis and were $2,826 and $2,081 at June 30, 2017 and December 31, 2016, respectively. These fair value measurements were based on significant inputs not observable in the market and thus represented a Level 3 measurement. A significant change in unobservable inputs discussed above could result in a significant impact on the fair value of the Company's contingent consideration liabilities. The contingent consideration liabilities are remeasured to fair value at each reporting date until the contingencies are resolved, and those changes in fair value are recognized in earnings. The changes in the fair value of the Level 3 liabilities during the six months ended June 30, 2017 were as follows:

Six Months Ended June 30, 2017
Beginning balance	$2,081
Acquisition date fair value of contingent consideration liability (Note 3)	585
Change in fair value of contingent consideration recognized in selling, general and administrative expenses	160
Ending balance	$2,826
9. Inventory
Inventory consists of the following:

	June 30, 2017	December 31, 2016
Supplies, embryos and other production materials	$2,112	$1,835
Work in process	4,883	5,466
Livestock	10,850	11,752
Feed	1,301	2,086
Total inventory	$19,146	$21,139

10. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	June 30, 2017	December 31, 2016
Land and land improvements	$11,581	$10,904
Buildings and building improvements	15,205	8,123
Furniture and fixtures	2,243	2,176
Equipment	56,526	44,392
Leasehold improvements	17,579	15,105
Breeding stock	4,045	3,893
Computer hardware and software	8,179	6,844
Trees	4,613	2,772
Construction and other assets in progress	12,490	4,513
	132,461	98,722
Less: Accumulated depreciation and amortization	(39,581)	(34,050)
Property, plant and equipment, net	$92,880	$64,672
Depreciation expense was $2,852 and $2,304 for the three months ended June 30, 2017 and 2016, respectively, and $5,634 and $4,437 for the six months ended June 30, 2017 and 2016, respectively.
In June 2017, AquaBounty purchased a land-based aquaculture facility to be used in the production of its AquAdvantage Salmon in Indiana for $14,219.
11. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the six months ended June 30, 2017 are as follows:

Balance at December 31, 2016	$157,175
Acquisitions	4,850
Foreign currency translation adjustments	2,906
Balance at June 30, 2017	$164,931
No goodwill or accumulated impairment losses existed as of June 30, 2017 and December 31, 2016.
Intangible assets consist of the following at June 30, 2017:

	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	15.7	$260,819	$(38,462)	$222,357
Customer relationships	6.5	10,700	(5,639)	5,061
Trademarks	9.3	6,800	(2,179)	4,621
In-process research and development		8,321	—	8,321
Total		$286,640	$(46,280)	$240,360

Intangible assets consist of the following at December 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$236,401	$(29,748)	$206,653
Customer relationships	10,700	(4,672)	6,028
Trademarks	6,800	(1,792)	5,008
Covenant not to compete	370	(339)	31
In-process research and development	7,895	—	7,895
Total	$262,166	$(36,551)	$225,615
The balance of in-process research and development as of June 30, 2017 includes certain in-process research and development technology acquired in the Company's acquisition of Oxitec in September 2015, and amortization will begin once certain regulatory approvals have been obtained for the in-process programs.
Amortization expense was $4,639 and $3,722 for the three months ended June 30, 2017 and 2016, respectively, and $9,257 and $7,237 for the six months ended June 30, 2017 and 2016, respectively.
12. Lines of Credit and Long Term Debt
Lines of Credit
Trans Ova has a $5,000 revolving line of credit with First National Bank of Omaha which matures on May 1, 2018. The line of credit bears interest at the greater of 2.95% above the London Interbank Offered Rate or 3.00% and the actual rate was 4.01% as of June 30, 2017. As of June 30, 2017, there were no amounts outstanding. The amount available under the line of credit is based on eligible accounts receivable and inventory up to the maximum principal amount. The line of credit is collateralized by certain of Trans Ova's assets and contains certain restricted covenants that include maintaining minimum tangible net worth and working capital and maximum allowable annual capital expenditures. Trans Ova was in compliance with these covenants as of June 30, 2017.
Exemplar has a $700 revolving line of credit with American State Bank which matures on October 30, 2017. The line of credit bears interest at 4.50% per annum. As of June 30, 2017, there was an outstanding balance of $285.
Long Term Debt
Long term debt consists of the following:

	June 30, 2017	December 31, 2016
Notes payable	$5,233	$5,453
Royalty-based financing	2,012	1,896
Other	873	599
Long term debt	8,118	7,948
Less current portion	434	386
Long term debt, less current portion	$7,684	$7,562
Trans Ova has a note payable to American State Bank which matures in April 2033 and has an outstanding principal balance of $5,060 as of June 30, 2017. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by certain of Trans Ova's real estate and non-real estate assets.
AquaBounty has a royalty-based financing grant from the Atlantic Canada Opportunities Agency, a Canadian government agency, to provide funding of a research and development project. The total amount available under the award was $2,212, which AquaBounty claimed over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. As of the date of the acquisition by Intrexon in March 2013, AquaBounty had claimed $1,952 of the available funds and this amount was recorded at its acquisition date fair value of $1,107. The Company accretes the difference of $845 between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Since the acquisition date, AquaBounty has claimed the remaining balance available under the grant, resulting in total long term debt of $2,012 as of June 30, 2017.
Future maturities of long term debt are as follows:

2017	$213
2018	459
2019	397
2020	368
2021	813
2022	358
Thereafter	3,498
Total	$6,106
The AquaBounty royalty-based financing grant is not included in the table above due to the uncertainty of the timing of repayment.
13. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company's annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. For the three and six months ended June 30, 2017, the Company had U.S. taxable income of approximately $7,950 and $19,750, respectively, for which $159 and $395, respectively, in current income tax expense was recognized due to the alternative minimum tax. For the three and six months ended June 30, 2017, the Company recognized $91 and $222, respectively, of current foreign income tax benefit. For the three and six months ended June 30, 2016, the Company had U.S. taxable loss of approximately $7,780 and $17,680, respectively, for which no current income tax benefit was recognized. For the three and six months ended June 30, 2016, the Company recognized $120 and $213, respectively, of current foreign income tax benefit. For the three and six months ended June 30, 2017, the Company recorded deferred tax benefit of $881 and $1,519, respectively. For the three and six months ended June 30, 2016, the Company recorded deferred tax benefit of $471 and $2,659, respectively. The Company's net deferred tax assets, excluding certain deferred tax liabilities totaling $16,266, are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's losses and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
At June 30, 2017, the Company has loss carryforwards for U.S. federal income tax purposes of approximately $248,300 available to offset future taxable income, including approximately $13,400 obtained via the acquisition of GenVec, and federal and state research and development tax credits of approximately $7,700, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. These carryforwards will begin to expire in 2022. The Company's direct foreign subsidiaries have foreign loss carryforwards of approximately $137,000, most of which do not expire.
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
Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2017	December 31, 2016
Unrealized loss on investments	$(94)	$(89)
Loss on foreign currency translation adjustments	(24,127)	(36,113)
Total accumulated other comprehensive loss	$(24,221)	$(36,202)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of products	$30	$20	$56	$40
Cost of services	82	70	160	138
Research and development	2,442	2,178	4,635	4,743
Selling, general and administrative	9,444	4,383	15,041	14,918
Total	$11,998	$6,651	$19,892	$19,839
Intrexon Stock Option Plans
In April 2008, Intrexon adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Intrexon's board of directors granted share based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of June 30, 2017, there were 563,337 stock options outstanding under the 2008 Plan.
Intrexon adopted the 2013 Plan for employees and nonemployees pursuant to which Intrexon's board of directors may grant share based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective upon the closing of the Company's initial public offering in August 2013, and as of June 30, 2017, there were 18,000,000 shares authorized for issuance under the 2013 Plan, of which 12,258,214 stock options were outstanding and 3,783,076 shares were available for grant.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2016	11,640,383	$31.25	8.21
Granted	3,672,950	21.46
Adjustment due to dividend (Note 14)	46,766	31.11
Exercised	(39,048)	(16.65)
Forfeited	(2,375,366)	(30.22)
Expired	(124,134)	(31.95)
Balances at June 30, 2017	12,821,551	28.56	8.04
Exercisable at June 30, 2017	4,545,590	28.59	6.69
Intrexon currently uses authorized and unissued shares to satisfy share award exercises.
In October 2015, the compensation committee and the independent members of Intrexon's board of directors approved a compensation arrangement whereby the Company's Chief Executive Officer ("CEO") would receive a monthly salary. Previously, the CEO did not receive compensation for his services as an employee of the Company other than through his participation in the Company's Annual Executive Incentive Plan which became effective January 1, 2015. Pursuant to the compensation agreement, the CEO receives a base salary of $200 per month payable in fully vested shares of Intrexon common stock with such shares subject to a three-year lock-up on resale. The monthly number of shares of common stock is calculated based on the closing price on the last trading day of each month and the shares are issued pursuant to the terms of a Restricted Stock Unit Agreement ("RSU Agreement") which was executed between Intrexon and the CEO pursuant to the terms of the 2013 Plan. The RSU Agreement became effective in November 2015, and had an initial term of 12 months. In October 2016, the independent members of Intrexon's board of directors, with the recommendation of the compensation committee of the board of directors, approved an extension of the RSU Agreement through December 31, 2016, and in December 2016 further approved an extension of the RSU Agreement to expire on March 31, 2017, both of which were on the same terms as the original RSU Agreement. In March 2017, the independent members of Intrexon's board of directors, with the recommendation of the compensation committee of the board of directors, approved a renewal of the RSU Agreement through March 31, 2018 on the same terms as the original RSU Agreement. The fair value of the shares issued as compensation for services is included in selling, general and administrative expenses in the Company's consolidated statements of operations and totaled $477 and $463 for the three months ended June 30, 2017 and 2016, respectively, and $948 and $934 for the six months ended June 30, 2017 and 2016, respectively.
AquaBounty Stock Option Plans
In March 2016, AquaBounty's board of directors adopted the AquaBounty 2016 Equity Incentive Plan ("AquaBounty 2016 Plan") to replace the AquaBounty 2006 Equity Incentive Plan ("AquaBounty 2006 Plan"). The AquaBounty 2016 Plan provides for the issuance of incentive stock options, non-qualified stock options and awards of restricted and direct stock purchases to directors, officers, employees, and consultants of AquaBounty.  The AquaBounty 2016 Plan was approved by AquaBounty's shareholders at its annual meeting in April 2016. Upon the effectiveness of the AquaBounty 2016 Plan, no new awards may be granted under the AquaBounty 2006 Plan.
As of June 30, 2017, there were 227,203 options outstanding under both AquaBounty plans, of which 179,500 were exercisable, at a weighted average exercise price of $9.39 per share. As of December 31, 2016, there were 185,951 options outstanding under these plans, of which 181,766 were exercisable, at a weighted average exercise price of $7.89 per share. The AquaBounty stock option data reflect a 1-for-30 reverse stock split of AquaBounty's common stock effective January 5, 2017.

16. Commitments and Contingencies
Operating Leases
The Company leases certain facilities and equipment under noncancelable operating leases. The equipment leases are renewable at the option of the Company. At June 30, 2017, future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2017	$3,158
2018	7,982
2019	7,901
2020	7,921
2021	7,012
2022	5,985
Thereafter	25,572
Total	$65,531
Rent expense, including other facility expenses, was $2,298 and $2,302 for the three months ended June 30, 2017 and 2016, respectively, and $4,599 and $4,334 for the six months ended June 30, 2017 and 2016, respectively.
The Company maintains subleases for certain of its facilities. Rental income under sublease agreements was $34 and $335 for the three months ended June 30, 2017 and 2016, respectively, and $75 and $670 for the six months ended June 30, 2017 and 2016, respectively. Future rental income is expected to be $33 for 2017, $80 for 2018, and $67 for 2019.
Purchase Commitments
As of June 30, 2017, the Company had outstanding contractual purchase commitments of $8,236, which primarily relate to amounts that will be paid in 2018 and 2019 upon delivery of commercial non-browning apple trees.
Contingencies
In March 2012, Trans Ova was named as a defendant in a licensing and patent infringement suit brought by XY, LLC ("XY") alleging that certain of Trans Ova's activities breached a 2004 licensing agreement and infringed on patents that XY allegedly owned. Trans Ova filed a number of counterclaims in the case. In Colorado District Court, the matter proceeded to a jury trial in January 2016. The jury determined that XY and Trans Ova had each breached the licensing agreement and that Trans Ova had infringed XY's patents. In April 2016, the court issued its post-trial order, awarding $528 in damages to Trans Ova and $6,066 in damages to XY. The order also provided Trans Ova with a compulsory license to XY's technology, subject to an ongoing royalty obligation. Both parties appealed the court's order, which appeal is pending before the Court of Appeals for the Federal Circuit. Since the inception of the 2004 agreement, Trans Ova has remitted payments to XY pursuant to the terms of that agreement and has recorded these payments in cost of services in the consolidated statements of operations for the respective periods. For the period from inception of the 2004 agreement through the court's April 2016 order, aggregate royalty and license payments were $3,170, of which $2,759 had not yet been deposited by XY. For the six months ended June 30, 2016, the Company recorded litigation expense of $4,228, which is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and represents the excess of the net damages awarded to XY, including prejudgment interest, over the liability previously recorded by Trans Ova for uncashed checks previously remitted to XY. In August 2016, Trans Ova deposited the net damages amount, including prejudgment interest, into the court's treasury, to be held until the appeals process is complete and final judgment amounts are determined. As of June 30, 2017, this amount is included in restricted cash on the accompanying consolidated balance sheet. In December 2016, Trans Ova elected to void the outstanding checks discussed above, and these amounts have been reclassified to other accrued liabilities on the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016. Depending on the outcome of an appeal decision, the damages awarded to either party could decrease, increase, or be eliminated. The appeal decision may also remand to the Colorado District Court all, or a portion, of the issues being appealed. In December 2016, XY filed a complaint for patent infringement and trade secret misappropriation against Trans Ova in the District Court of Waco, Texas. Since the claims in this 2016 complaint directly relate to the 2012 licensing dispute and patent issues, Trans Ova filed and was granted a motion for change of venue to Colorado District Court. Trans Ova also filed a motion to dismiss, which is now pending before the Colorado court. Trans Ova and the Company could elect to enter into a settlement agreement in order to avoid the further costs and uncertainties of litigation, to modify the court-ordered license to XY's technologies, or to recover monetary damages stemming from Trans Ova's counterclaims for antitrust violations by XY and its parent company, Inguran.
In May 2016, two putative shareholder class action lawsuits, captioned Hoffman v. Intrexon Corporation et al. and Gibrall v. Intrexon Corporation et al., were filed in the U.S. District Court for the Northern District of California on behalf of purchasers of Intrexon's common stock between May 12, 2015 and April 20, 2016 (the "Class Period"). In July 2016, the court consolidated the lawsuits and appointed a lead plaintiff. The consolidated amended complaint names as defendants Intrexon and certain of Intrexon's current and former officers (the "Defendants"). It alleges, among other things, that the Defendants made materially false and/or misleading statements during the Class Period with respect to the Company's business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs' claims are based in part upon allegations in a report published in April 2016 on the Seeking Alpha financial blog. The plaintiffs seek compensatory damages, interest and an award of reasonable attorneys' fees and costs. The Defendants moved to dismiss the case. On February 24, 2017, the court granted the Company's motion to dismiss the lawsuit on the grounds that the plaintiff failed to state a claim, while granting the plaintiff leave to amend. The plaintiff subsequently notified the court that it would seek to appeal the court's ruling rather than amend its complaint. On April 26, 2017, the court entered final judgment in the case. Notice of appeal was filed by the plaintiff on May 26, 2017. The Company intends to continue to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this case.
In July 2016, a putative shareholder derivative action captioned Basile v. Kirk et al. was filed in the Circuit Court of Fairfax County, Virginia, against certain of the Company's directors, the Company's CEO, and Third Security, and naming the Company as a nominal defendant. The complaint alleges causes of action for breaches of fiduciary duty and unjust enrichment relating to the entry by the Company into the Services Agreement with Third Security. The plaintiff seeks, among other things, damages in an unspecified amount, disgorgement of improper benefits, appropriate equitable relief, and an award of attorney fees and other costs and expenses. The complaint is substantially similar to two separate demands made by shareholders concerning the Services Agreement and Mr. Kirk's compensation. The board of directors of the Company appointed a Special Litigation Committee ("SLC") consisting of independent directors to investigate the claims and allegations made in the derivative action and in the two shareholder demands and to decide on behalf of the Company whether the claims and allegations should be pursued. The Basile case was stayed pending the report of the SLC. In November 2016, the SLC completed its review and evaluation and unanimously determined that the claims were without merit because the compensation arrangements were the result of an informed and disinterested decision-making process and were fair to the Company, and that prosecution of the asserted claims was not in the best interest of Intrexon or its shareholders. Based upon the determination of the SLC, on February 24, 2017, the Company moved to dismiss the court action pursuant to Virginia statute. On June 8, 2017, the court granted the Company's motion to dismiss while granting the plaintiff leave to amend. The Company intends to continue to defend the lawsuit vigorously. There can be no assurance, however, regarding the ultimate outcome of the case.
In addition to the shareholder demands above, in June and July 2016, two shareholders made separate demands under Virginia law demanding that the Company file suit against certain of its current officers and directors for alleged breaches of fiduciary duty and other claims. The demands were based upon and asserted the allegations previously published in April 2016 in the Seeking Alpha financial blog. In July 2016, the Company's board of directors authorized the SLC to expand its review to include all such allegations. In February 2017, the SLC completed its review and evaluation and unanimously determined that there was no basis for any of the allegations, that the Company's officers and directors did not breach their fiduciary duties or any other applicable law, and that prosecution of the asserted claims was not in the best interest of Intrexon or its shareholders. Following the SLC's determination, in March 2017, one of the putative shareholders filed a derivative complaint captioned Luger v. Kirk et al. in the Circuit Court of Fairfax County, Virginia. The Company is a nominal defendant in this action, and other defendants include certain of the Company's directors, the Company's CEO, and Third Security. The complaint alleges causes of action for breaches of fiduciary duty and unjust enrichment relating to the entry by the Company into the Services Agreement with Third Security, Mr. Kirk's compensation, and certain allegations contained in the April 2016 Seeking Alpha financial blog piece. Based on the determination of the SLC and a review of applicable law, the Company intends to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this case.
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
The Company may become subject to other claims and assessments from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2017 and December 31, 2016, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
The Company's CEO and Chairman of the board of directors of the Company is also the Senior Managing Director and CEO of Third Security and owns 100% of the equity interests of Third Security.
In November 2015, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved the execution of a Services Agreement ("Services Agreement") with Third Security pursuant to which Third Security provides the Company with certain professional, legal, financial, administrative, and other support services necessary to support the Company and its CEO. As consideration for providing these services, Third Security is entitled to a fee of $800 per month to be paid in the form of fully-vested shares of the Company's common stock. The number of shares of common stock is calculated based on the closing price of the Company's common stock on the 15th day of each month. The payments made by the Company under the Services Agreement constitute, in the aggregate, an award under the 2013 Plan and are subject to the terms of the 2013 Plan (Note 15). The Services Agreement had a term of one year, can be terminated by the Company at any time, and may be extended only by agreement of the parties, including approval of a majority of the independent members of Intrexon's board of directors. In October 2016, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved an extension of the Services Agreement through December 31, 2016. In December 2016, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved an extension of the Services Agreement through December 31, 2017. For the three months ended June 30, 2017 and 2016, the Company issued 106,891 shares and 85,300 shares, respectively, with values of $2,216 and $2,143, respectively, to Third Security as payment for services pursuant to the Services Agreement. For the six months ended June 30, 2017 and 2016, the Company issued 210,821 shares and 165,170 shares, respectively, with values of $4,255 and $4,410, respectively, to Third Security as payment for services pursuant to the Services Agreement. In addition to the foregoing Services Agreement, the Company reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf, and the total expenses incurred by the Company under this arrangement were $358 and $99 for the three months ended June 30, 2017 and 2016, respectively, and $424 and $145 for the six months ended June 30, 2017 and 2016, respectively.
See also Note 15 regarding compensation arrangements between the Company and its CEO.
Transactions with ECC Parties
In addition to entities controlled by Third Security, any entity in which the Company holds equity securities, including securities received as upfront or milestone consideration, and which also are party to a collaboration with the Company are considered to be related parties.
The Company holds promissory notes convertible into shares of Fibrocell common stock ("convertible note") and warrants to purchase shares of Fibrocell common stock. As of June 30, 2017 and December 31, 2016, the value of the convertible note and warrants totaled $5,912 and $1,642, respectively, and is included in other assets on the accompanying consolidated balance sheets. See Note 7 for additional discussion of the Company's investments in Fibrocell.
In May 2017, the Company purchased a promissory note from Oragenics with a principal value of $2,400 which matures in May 2019 and accrues interest at a rate of 12% per annum. This note is included in other assets on the accompanying consolidated balance sheet as of June 30, 2017.
Other Related Parties
In June 2015, the Company entered into an agreement with Harvest, an investment fund sponsored by Harvest Capital Strategies, LLC, and a related party based on ownership in the fund by affiliates of Third Security. Harvest was established to invest in life science research and development opportunities that the Company offers to Harvest. These are investment proposals that are suitable for pursuit by a start-up venture, characterized by the agreement as "start-up opportunities." For such start-up opportunities, the Company provides Harvest with exclusive rights of first-look and first negotiation. For any opportunities it decides to pursue, Harvest establishes new collaboration entities which enter into an ECC with the Company in a designated field. The terms of such ECCs are negotiated between the Company and Harvest. In addition, the agreement provides the Company the right to present to Harvest the opportunity to invest in other ventures, including investment opportunities with respect to the Company's existing collaborations. Any such opportunities are presented at the Company's discretion on a non-exclusive basis. The agreement with Harvest does not limit the Company's ability to execute other collaborations and joint ventures with third parties. As consideration for providing exclusive rights of first-look and first negotiation for start-up opportunities, the Company receives a portion of the management fee collected by the fund sponsor of Harvest. These fees are included in other income in the accompanying consolidated statements of operations and totaled $623 and $613 for the three months ended June 30, 2017 and 2016, respectively, and $1,226 and $1,258 for the six months ended June 30, 2017 and 2016, respectively.
18. Net Loss per Share
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Historical net loss per share:
Numerator:
Net loss attributable to Intrexon	$(18,664)	$(49,064)	$(50,063)	$(113,493)
Denominator:
Weighted average shares outstanding, basic and diluted	119,731,042	118,141,377	119,346,050	117,501,264
Net loss attributable to Intrexon per share, basic and diluted	$(0.16)	$(0.42)	$(0.42)	$(0.97)
The following potentially dilutive securities as of June 30, 2017 and 2016, have been excluded from the above computations of diluted weighted average shares outstanding for the three and six months then ended as they would have been anti-dilutive:

	June 30,
	2017	2016
Options	12,821,551	11,311,525
Warrants	133,264	45,716
Total	12,954,815	11,357,241

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
In certain strategic circumstances, we may enter into a joint venture, or JV, with a third party collaborator whereby we may contribute access to our technology, cash or both into the JV which we will jointly control with our collaborator. Pursuant to a JV agreement, we may be required to contribute additional capital to the JV, and we may be able to receive a higher financial return than we would normally receive from an ECC to the extent that we and our collaborator are successful in developing one or more products. For a discussion of our JVs, see the "Notes to the Consolidated Financial Statements (Unaudited) - Note 4" appearing elsewhere in this Quarterly Report on Form 10-Q.

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
Mergers, acquisitions, and technology in-licensing
We may augment our suite of proprietary technologies through mergers or acquisitions of technologies which then become available to new or existing collaborators. Among other things, we pursue technologies that we believe will be generally complementary to our existing technologies and also meet our desired return on investment and other economic criteria. In certain cases, such technologies may already be applied in the production of products or services and in these cases we may seek to expand the breadth or efficacy of such products or services through the use of our technologies. See "Notes to the Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report on Form 10-Q, for further discussion of mergers, acquisitions or significant technology in-licensing activities in 2017.
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

The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies, the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators and licensees, or costs incurred to expand or otherwise improve our products and services for the three and six months ended June 30, 2017 and 2016. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies, specific applications of our technologies in support of current or prospective collaborators and licensees, or expanding or improving our product and services offerings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Expansion or improvement of our platform technologies	$4,021	$2,998	$6,824	$5,867
Specific applications of our technologies in support of current and prospective collaborators and licensees	17,833	16,214	37,006	30,167
Expansion or improvement of our product and service offerings	6,761	4,774	13,113	8,767
Other	5,396	4,389	11,248	9,430
Total research and development expenses	$34,011	$28,375	$68,191	$54,231
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
Results of operations
Comparison of the three months ended June 30, 2017 and the three months ended June 30, 2016
The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
	(In thousands)
Revenues
Collaboration and licensing revenues	$28,164	$27,481	$683	2.5%
Product revenues	9,980	10,884	(904)	(8.3)%
Service revenues	15,884	13,927	1,957	14.1%
Other revenues	405	209	196	93.8%
Total revenues	54,433	52,501	1,932	3.7%
Operating expenses
Cost of products	8,861	10,753	(1,892)	(17.6)%
Cost of services	7,988	6,332	1,656	26.2%
Research and development	34,011	28,375	5,636	19.9%
Selling, general and administrative	38,843	30,263	8,580	28.4%
Total operating expenses	89,703	75,723	13,980	18.5%
Operating loss	(35,270)	(23,222)	(12,048)	51.9%
Total other income (expense), net	18,128	(22,347)	40,475	181.1%
Equity in loss of affiliates	(3,333)	(5,053)	1,720	(34.0)%
Loss before income taxes	(20,475)	(50,622)	30,147	(59.6)%
Income tax benefit	813	591	222	37.6%
Net loss	(19,662)	(50,031)	30,369	(60.7)%
Net loss attributable to noncontrolling interests	998	967	31	3.2%
Net loss attributable to Intrexon	$(18,664)	$(49,064)	$30,400	(62.0)%

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenues for the three months ended June 30, 2017 and 2016, together with the changes in those items. See "Notes to the Consolidated Financial Statements (Unaudited) - Note 5" appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of our collaboration and licensing revenues.

	Three Months Ended June 30,		Dollar Change
	2017	2016
	(In thousands)
ZIOPHARM Oncology, Inc.	$9,964	$6,970	$2,994
Oragenics, Inc.	475	507	(32)
Fibrocell Science, Inc.	1,953	1,394	559
Genopaver, LLC	1,513	1,637	(124)
S & I Ophthalmic, LLC	72	2,358	(2,286)
OvaXon, LLC	880	808	72
Intrexon Energy Partners, LLC	1,920	4,212	(2,292)
Persea Bio, LLC	266	331	(65)
Ares Trading S.A.	2,803	2,218	585
Intrexon Energy Partners II, LLC	956	894	62
Intrexon T1D Partners, LLC	1,288	310	978
Harvest Start-up Entities (1)	4,452	939	3,513
Other	1,622	4,903	(3,281)
Total	$28,164	$27,481	$683

(1)
For the three months ended June 30, 2017, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc. For the three months ended June 30, 2016, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; and Relieve Genetics, Inc.

Collaboration and licensing revenues increased $0.7 million, or 2 percent, over the three months ended June 30, 2016 due to the recognition of deferred revenue associated with the payment received in June 2016 from ZIOPHARM Oncology, Inc., or ZIOPHARM, to amend our collaborations which was partially offset by a decrease in research and development services as we temporarily redeployed certain resources towards supporting prospective new platforms and additional collaborations.
Product revenues and gross margin
Product revenues decreased $0.9 million, or 8 percent, from the three months ended June 30, 2016. The decrease in product revenues primarily relates to a decrease in the quantities of pregnant cows and live calves sold due to lower customer demand for these products. Gross margin on products improved in the current period primarily due to a decline in the average cost of cows.
Service revenues and gross margin
Service revenues increased $2.0 million, or 14 percent, over the three months ended June 30, 2016. The increase in service revenues relates to an increase in the number of bovine in vitro fertilization cycles performed due to higher customer demand. Gross margin on services decreased slightly in the current period primarily due to an increase in royalties and commissions due to vendors.
Research and development expenses
Research and development expenses increased $5.6 million, or 20 percent, over the three months ended June 30, 2016. The increase is due primarily to increases in (i) salaries, benefits and other personnel costs for research and development employees, (ii) lab supplies and consulting expenses, and (iii) depreciation and amortization. Salaries, benefits and other personnel costs increased $2.2 million due to an increase in research and development headcount to support new, expanded, and prospective collaborations, and to support additional platform technology development. Lab supplies and consulting expenses increased $1.7 million as a result of (i) the progression of certain programs into the preclinical and clinical phases with certain of our collaborators, and (ii) the expansion or improvement of certain of our platform technologies. Depreciation and amortization increased $1.0 million primarily as a result of amortization of developed technology acquired from Oxitec Limited, or Oxitec, which began in November 2016 upon the completion of certain operational and regulatory events.
Selling, general and administrative expenses
SG&A expenses increased $8.6 million, or 28 percent, over the three months ended June 30, 2016. Salaries, benefits and other personnel costs increased $6.4 million primarily due to (i) increased headcount to support our expanding operations, and (ii) the reversal of previously recognized stock-based compensation expense for departed employees in the three months ended June 30, 2016. Legal and professional fees increased $1.7 million primarily due to (i) increased legal fees to defend ongoing litigation and (ii) our acquisition of GenVec, Inc., or GenVec, in June 2017.
Total other income (expense), net
Total other income (expense), net, increased $40.5 million or 181 percent, over the three months ended June 30, 2016. This increase was primarily attributable to (i) increases in fair market value of our equity securities portfolio, investments in preferred stock, and other convertible instruments and (ii) dividend income from our investments in preferred stock.
Comparison of the six months ended June 30, 2017 and the six months ended June 30, 2016
The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Dollar Change	Percent Change
	2017	2016
	(In thousands)
Revenues
Collaboration and licensing revenues	$61,229	$51,554	$9,675	18.8%
Product revenues	18,110	19,439	(1,329)	(6.8)%
Service revenues	27,915	24,592	3,323	13.5%
Other revenues	683	354	329	92.9%
Total revenues	107,937	95,939	11,998	12.5%
Operating expenses
Cost of products	17,624	20,315	(2,691)	(13.2)%
Cost of services	14,792	12,004	2,788	23.2%
Research and development	68,191	54,231	13,960	25.7%
Selling, general and administrative	73,981	73,144	837	1.1%
Total operating expenses	174,588	159,694	14,894	9.3%
Operating loss	(66,651)	(63,755)	(2,896)	4.5%
Total other income (expense), net	21,546	(43,772)	65,318	149.2%
Equity in loss of affiliates	(8,280)	(10,696)	2,416	(22.6)%
Loss before income taxes	(53,385)	(118,223)	64,838	(54.8)%
Income tax benefit	1,346	2,872	(1,526)	(53.1)%
Net loss	(52,039)	(115,351)	63,312	(54.9)%
Net loss attributable to noncontrolling interests	1,976	1,858	118	6.4%
Net loss attributable to Intrexon	$(50,063)	$(113,493)	$63,430	(55.9)%

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenues for the six months ended June 30, 2017 and 2016, together with the changes in those items. See "Notes to the Consolidated Financial Statements (Unaudited) - Note 5" appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of our collaboration and licensing revenues.

	Six Months Ended June 30,		Dollar Change
	2017	2016
	(In thousands)
ZIOPHARM Oncology, Inc.	$20,949	$13,951	$6,998
Oragenics, Inc.	1,044	1,313	(269)
Fibrocell Science, Inc.	3,692	3,251	441
Genopaver, LLC	3,193	3,215	(22)
S & I Ophthalmic, LLC	375	3,544	(3,169)
OvaXon, LLC	1,704	1,502	202
Intrexon Energy Partners, LLC	7,006	8,200	(1,194)
Persea Bio, LLC	555	655	(100)
Ares Trading S.A.	6,118	4,623	1,495
Intrexon Energy Partners II, LLC	2,105	1,444	661
Intrexon T1D Partners, LLC	2,420	310	2,110
Harvest Start-up Entities (1)	7,815	1,373	6,442
Other	4,253	8,173	(3,920)
Total	$61,229	$51,554	$9,675

(1)
For the six months ended June 30, 2017, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc. For the six months ended June 30, 2016, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; and Relieve Genetics, Inc.

Collaboration and licensing revenues increased $9.7 million, or 19 percent, over the six months ended June 30, 2016 due to the recognition of deferred revenue associated with the payment received in June 2016 from ZIOPHARM to amend our collaborations.
Product revenues and gross margin
Product revenues decreased $1.3 million, or 7 percent, from the six months ended June 30, 2016. The decrease in product revenues primarily relates to a decrease in the quantities of pregnant cows and live calves sold due to lower customer demand for these products. Gross margin on products improved in the current period primarily due to a decline in the average cost of cows.
Service revenues and gross margin
Service revenues increased $3.3 million, or 14 percent, over the six months ended June 30, 2016. The increase in service revenues relates to an increase in the number of bovine in vitro fertilization cycles performed due to higher customer demand. Gross margin on services decreased slightly in the current period primarily due to an increase in royalties and commissions due to vendors.
Research and development expenses
Research and development expenses increased $14.0 million, or 26 percent, over the six months ended June 30, 2016. The increase is due primarily to increases in (i) salaries, benefits and other personnel costs for research and development employees, (ii) lab supplies and consulting expenses, and (iii) depreciation and amortization. Salaries, benefits and other personnel costs increased $4.7 million due to an increase in research and development headcount to support new, expanded, and prospective collaborations, and to support additional platform technology development. Lab supplies and consulting expenses increased $5.2 million due to (i) the progression of certain programs into the preclinical and clinical phases with certain of our collaborators, and (ii) the expansion or improvement of certain of our platform technologies. Depreciation and amortization increased $2.3 million primarily as a result of amortization of developed technology acquired from Oxitec, which began in November 2016 upon the completion of certain operational and regulatory events.
Selling, general and administrative expenses
SG&A expenses increased $0.8 million, or 1 percent, over the six months ended June 30, 2016. Salaries, benefits and other personnel costs increased $1.5 million primarily due to increased headcount to support our expanding operations. Legal and professional fees increased $3.9 million primarily due to (i) increased legal fees to defend ongoing litigation and (ii) our acquisition of GenVec in June 2017. These increases were offset by $4.2 million in litigation expenses recorded in the prior period arising from the entrance of a court order in our trial with XY, LLC.
Total other income (expense), net
Total other income (expense), net, increased $65.3 million, or 149 percent, over the six months ended June 30, 2016. This increase was primarily attributable to (i) increases in fair market value of our equity securities portfolio, investments in preferred stock, and other convertible instruments and (ii) dividend income from our investments in preferred stock.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception and as of June 30, 2017, we had an accumulated deficit of $780.9 million. From our inception through June 30, 2017, we have funded our operations principally with proceeds received from private and public offerings, cash received from our collaborators and through product and service sales made directly to customers. As of June 30, 2017, we had cash and cash equivalents of $64.4 million and short-term investments of $92.8 million. Cash in excess of immediate requirements is invested primarily in money market funds and U.S. government debt securities in order to maintain liquidity and preserve capital.
We currently generate cash receipts primarily from technology access fees, reimbursement of research and development services performed by us and sales of products and services.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$(48,249)	$(16,049)
Investing activities	52,283	18,624
Financing activities	(2,738)	16,886
Effect of exchange rate changes on cash and cash equivalents	457	(162)
Net increase in cash and cash equivalents	$1,753	$19,299
Cash flows from operating activities:
Our current period net loss of $52.0 million, after deduction of significant noncash items of (i) $19.9 million of stock-based compensation expense, (ii) $14.9 million of depreciation and amortization expense, (iii) $8.3 million of equity in net loss of affiliates, (iv) $8.0 million of noncash dividend income, (v) $7.1 million of noncash net unrealized and realized gains on our equity securities and preferred stock, and (vi) $5.7 million of shares issued as payment for services, was $18.3 million. Additionally, we had a $26.7 million net increase in our operating assets and liabilities primarily as a result of the recognition of previously deferred revenue. Our prior period net loss of $115.4 million, after deduction of significant noncash items of (i)

$45.8 million of noncash unrealized losses on our equity securities, (ii) $19.8 million of stock-based compensation expense, (iii) $11.7 million of depreciation and amortization expense, (iv) $5.7 million of shares issued as payment for services, and (v) $10.7 million of equity in net loss of affiliates, was $21.7 million. Also during the six months ended June 30, 2016, we received a $10.0 million technology access fee pursuant to a new collaboration and had an additional $4.1 million net increase in our operating assets and liabilities primarily as a result of the recognition of previously deferred revenue and payments of accrued compensation.
Cash flows from investing activities:
During the six months ended June 30, 2017, we received proceeds of $88.0 million from the maturity of short-term investments and used $18.3 million for purchases of property, plant and equipment, $14.2 million for the purchase of a land-based aquaculture facility by AquaBounty Technologies, Inc., or AquaBounty, and $4.6 million for investments in our JVs. During the six months ended June 30, 2016, we received proceeds of $42.0 million from the maturity of short-term and long-term investments and used $10.0 million in purchases of property, plant and equipment, $7.2 million to acquire the assets of EnviroFlight, LLC, and $5.1 million for investments in our JVs.
Cash flows from financing activities:
During the six months ended June 30, 2017, we paid $2.0 million of deferred consideration to former shareholders of an acquired business and $0.9 million to acquire the remaining noncontrolling interest of one of our subsidiaries. During the six months ended June 30, 2016, we received $17.7 million from stock option exercises.
Future capital requirements
We established our current strategy and business model of commercializing our technologies through collaborations with development expertise in 2010, and we consummated our first collaboration in January 2011. We believe that we will continue to consummate collaborations with new companies across our various market sectors, which will result in additional upfront, milestone and cost recovery payments in the future.
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
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments as of June 30, 2017 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$65,531	$7,153	$15,861	$13,969	$28,548
Deferred consideration	6,967	6,967	—	—	—
Purchase commitments	8,236	3,047	5,189	—	—
Long term debt	6,106	428	830	1,169	3,679
Contingent consideration	2,826	—	2,826	—	—
	$89,666	$17,595	$24,706	$15,138	$32,227
In addition to the obligations in the table above, as of June 30, 2017 we also have the following significant contractual obligations described below.
In conjunction with the formation of our JVs, we committed to making future capital contributions of at least $45.0 million to the JVs, subject to certain conditions and limitations. As of June 30, 2017, our remaining capital contribution commitments to our JVs were $24.7 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
We are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products which incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. At June 30, 2017, we also had research and development commitments with third parties totaling $11.0 million that had not yet been incurred.
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
In January 2009, AquaBounty was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. Amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. AquaBounty has claimed all amounts available under the grant, resulting in total long term debt of $2.0 million on our consolidated financial statements as of June 30, 2017. This amount is not included in the table above due to the uncertainty of the timing of repayment.
Net operating losses
As of June 30, 2017, we had net operating loss carryforwards of approximately $248.3 million for U.S. federal income tax purposes available to offset future taxable income, including approximately $13.4 million obtained via the acquisition of GenVec, and U.S. federal and state research and development tax credits of $7.7 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022. Our direct foreign subsidiaries have foreign loss carryforwards of approximately $137.0 million, most of which do not expire. Excluding certain deferred tax liabilities totaling $16.3 million, our remaining net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.
Our past issuances of stock and mergers and acquisitions have resulted in ownership changes within the meaning of Section 382. As a result, the utilization of portions of our net operating losses may be subject to annual limitations. As of June 30, 2017, approximately $15.1 million of our domestic net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1.5 million. As of June 30, 2017, approximately $33.6 million of domestic net operating losses were inherited via acquisition and are limited based on the value of the respective targets at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
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
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $157.2 million and $243.2 million at June 30, 2017 and December 31, 2016, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities, corporate notes and bonds, and certificates of deposit. The primary objective of our investment activities is to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities, corporate notes and bonds, and certificates of deposit which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Investments in publicly traded companies' common stock
We have common stock investments in several publicly traded companies that are subject to market price volatility. We have adopted the fair value method of accounting for these investments, except for our investment in AquaBounty as further described below, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income (expense), net for the period. As of June 30, 2017 and December 31, 2016, the original aggregate cost basis of these investments was $102.6 million and $104.0 million, respectively, and the market value was $23.9 million and $23.5 million, respectively. The fair value of these investments is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these companies. The fair value of these investments as of June 30, 2017 would be approximately $26.3 million and $19.1 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2016 would be approximately $25.9 million and $18.8 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
The common stock of AquaBounty commenced trading on the NASDAQ Stock Market in January 2017 and ceased trading on the London Stock Exchange in May 2017. As of June 30, 2017, we owned 5,162,277 shares or approximately 58 percent. The fair value of our investment in AquaBounty as of June 30, 2017 and December 31, 2016 was $41.4 million and $40.1 million, respectively, based on AquaBounty's quoted closing price on the NASDAQ Stock Market and London Stock Exchange, respectively. The fair value of our investment in AquaBounty as of June 30, 2017 would be approximately $45.5 million and $33.1 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2016 would be approximately $44.1 million and $32.1 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty.
Investments in publicly traded companies' preferred stock
We have preferred stock investments in two publicly traded companies, which may be converted to common stock in the future. We have adopted the fair value method of accounting for these investments whereby the value of preferred stock is adjusted to fair value as of each reporting date. As of June 30, 2017 and December 31, 2016, the original cost basis of these investments, including dividends, was $136.2 million and $127.4 million, respectively, and the fair value of these investments was $144.7 million and $129.5 million, respectively. The fair value of these investments is subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of the preferred stock into common stock, the volatility of each company's common stock, and changes in general economic and financial conditions of these companies. The fair value of these investments as of June 30, 2017 would be approximately $159.2 million and $115.8 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2016 would be approximately $142.5 million and $103.6 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.

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
There has been no change in our internal control over financial reporting during the three months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2016, two putative shareholder class action lawsuits, captioned Hoffman v. Intrexon Corporation et al. and Gibrall v. Intrexon Corporation et al., were filed in the U.S. District Court for the Northern District of California on behalf of purchasers of our common stock between May 12, 2015 and April 20, 2016, or the Class Period. In July 2016, the court consolidated the lawsuits and appointed a lead plaintiff. The consolidated amended complaint names as defendants us and certain of our current and former officers, or the Defendants. It alleges, among other things, that the Defendants made materially false and/or misleading statements during the Class Period with respect to our business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs' claims are based in part upon allegations in a report published in April 2016 on the Seeking Alpha financial blog. The plaintiffs seek compensatory damages, interest and an award of reasonable attorneys' fees and costs. The Defendants moved to dismiss the case. On February 24, 2017, the court granted our motion to dismiss the lawsuit on the grounds that the plaintiff failed to state a claim, while granting the plaintiff leave to amend. The plaintiff subsequently notified the court that it would seek to appeal the court's ruling rather than amend its complaint. On April 26, 2017, the court entered final judgment in the case. Notice of appeal was filed by the plaintiff on May 26, 2017. We intend to continue to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this case.
In July 2016, a putative shareholder derivative action captioned Basile v. Kirk et al. was filed in the Circuit Court of Fairfax County, Virginia, against certain of our directors, our CEO, and Third Security, and naming us as a nominal defendant. The complaint alleges causes of action for breaches of fiduciary duty and unjust enrichment relating to the entry by us into the Services Agreement with Third Security. The plaintiff seeks, among other things, damages in an unspecified amount, disgorgement of improper benefits, appropriate equitable relief, and an award of attorney fees and other costs and expenses. The complaint is substantially similar to two separate demands made by shareholders concerning the Services Agreement and Mr. Kirk's compensation. Our board of directors appointed a Special Litigation Committee, or the SLC, consisting of independent directors to investigate the claims and allegations made in the derivative action and in the two shareholder demands and to decide on our behalf whether the claims and allegations should be pursued. The Basile case was stayed pending the report of the SLC. In November 2016, the SLC completed its review and evaluation and unanimously determined that the claims were without merit because the compensation arrangements were the result of an informed and disinterested decision-making process and were fair to the Company, and that prosecution of the asserted claims was not in our or our shareholders' best interest. Based upon the determination of the SLC, on February 24, 2017 we moved to dismiss the court action pursuant to Virginia statute. On June 8, 2017, the court granted our motion to dismiss while granting the plaintiff leave to amend. We intend to continue to defend the lawsuit vigorously. There can be no assurance, however, regarding the ultimate outcome of the case.
In addition to the shareholder demands described above, in June and July 2016, two shareholders made separate demands under Virginia law demanding that we file suit against certain of our current officers and directors for alleged breaches of fiduciary duty and other claims. The demands were based upon and asserted the allegations previously published in April 2016 in the Seeking Alpha financial blog. In July 2016, our board of directors authorized the SLC to expand its review to include all such allegations. In February 2017, the SLC completed its review and evaluation and unanimously determined that there was no basis for any of the allegations, that our officers and directors did not breach their fiduciary duties or any other applicable law, and that prosecution of the asserted claims was not in our or our shareholders' best interest. Following the SLC's determination, in March 2017, one of the putative shareholders filed a derivative complaint captioned Luger v. Kirk et al. in the Circuit Court of Fairfax County, Virginia. We are a nominal defendant in this action, and other defendants include certain of our directors, our CEO, and Third Security. The complaint alleges causes of action for breaches of fiduciary duty and unjust enrichment relating to our entry into the Services Agreement with Third Security, our CEO's compensation, and certain allegations contained in the April 2016 Seeking Alpha financial blog piece. Based on the determination of the SLC and a review of applicable law, we intend to defend the lawsuit vigorously; however, there can be no assurance regarding the ultimate outcome of this case.
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
From April 1, 2017 through June 30, 2017, we consummated the following transactions involving the issuance of unregistered securities:

•
the issuance of 106,891 unregistered shares of our common stock in April, May, and June 2017, as payment under the Services Agreement entered into and effective as of November 1, 2015, as amended, by and between us and Third Security as previously discussed in our Current Report on Form 8-K filed on October 30, 2015, and

•
the issuance of 2,049 unregistered shares of our common stock at a weighted average issuance price of $21.94 per share in May and June 2017 as payment under a consulting agreement between us and Hyphen Fund Management LLC. We issued these shares in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act.

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
10.1*†
Amendment to the Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, effective as of June 28, 2017 (incorporated by reference to Exhibit 10.1 to Intrexon Corporation's Current Report on Form 8-K filed on June 30, 2017 with the Securities and Exchange Commission).

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

101.0
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Shareholders' and Total Equity for the six months ended March 31, 2017, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements.

*    Previously filed.

**	Furnished herewith.

†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intrexon Corporation
(Registrant)

Date: August 9, 2017	By:	/s/ Rick L. Sterling
Rick L. Sterling
Chief Financial Officer
(Principal Financial and Accounting Officer)