Form 10-Q
period 2017-09-30
INTREXON CORP
filed 2017-11-09
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2017, 120,720,505 shares of common stock, no par value per share, were outstanding.

INTREXON CORPORATION
FORM 10-Q

Intrexon®, Trans Ova Genetics®, Oxitec®, ViaGen®, BioPop®, ActoBiotics®, and AquAdvantage® are our and/or our affiliates' registered trademarks in the United States and AquaBounty™, EnviroFlight™, GenVec™, Okanagan Specialty Fruits™ and AdenoVerse™ are our and/or our affiliates' common law trademarks in the United States. This quarterly report and the information incorporated herein by reference contain references to trademarks, service marks and trade names owned by us or other companies. Solely for convenience, trademarks, service marks and trade names referred to in this quarterly report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names. We do not intend our use or display of other companies' trade names, service marks or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names and service marks appearing in this quarterly report are the property of their respective owners.

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$64,216	$62,607
Restricted cash	6,987	6,987
Short-term investments	44,502	174,602
Receivables
Trade, net	18,134	21,637
Related parties	17,866	16,793
Notes, net	—	1,500
Other	2,253	2,555
Inventory	17,730	21,139
Prepaid expenses and other	8,052	7,361
Total current assets	179,740	315,181
Long-term investments	—	5,993
Equity securities	26,642	23,522
Investments in preferred stock	148,499	129,545
Property, plant and equipment, net	102,876	64,672
Intangible assets, net	240,897	225,615
Goodwill	166,821	157,175
Investments in affiliates	22,942	23,655
Other assets	9,844	3,710
Total assets	$898,261	$949,068
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2017	December 31, 2016
Liabilities and Total Equity
Current liabilities
Accounts payable	$7,852	$8,478
Accrued compensation and benefits	11,206	6,540
Other accrued liabilities	18,960	15,776
Deferred revenue	48,289	53,364
Lines of credit	234	820
Current portion of long term debt	439	386
Deferred consideration	—	8,801
Related party payables	816	440
Total current liabilities	87,796	94,605
Long term debt, net of current portion	7,673	7,562
Deferred revenue, net of current portion	227,998	256,778
Deferred tax liabilities, net	15,868	17,007
Other long term liabilities	5,747	3,868
Total liabilities	345,082	379,820
Commitments and contingencies (Note 16)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 120,624,346 and 118,688,770 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	1,370,917	1,325,780
Accumulated deficit	(820,554)	(729,341)
Accumulated other comprehensive loss	(16,750)	(36,202)
Total Intrexon shareholders' equity	533,613	560,237
Noncontrolling interests	19,566	9,011
Total equity	553,179	569,248
Total liabilities and total equity	$898,261	$949,068
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Collaboration and licensing revenues, including $24,492 and $26,688 from related parties during the three months ended September 30, 2017 and 2016, respectively, and $77,937 and $70,299 during the nine months ended September 30, 2017 and 2016, respectively	$28,155	$30,590	$89,384	$82,144
Product revenues	7,670	9,260	25,780	28,699
Service revenues	9,975	8,706	37,890	33,298
Other revenues	216	429	899	783
Total revenues	46,016	48,985	153,953	144,924
Operating Expenses
Cost of products	8,001	9,156	25,625	29,471
Cost of services	7,013	5,803	21,805	17,807
Research and development	36,472	29,035	104,663	83,266
Selling, general and administrative	39,277	33,812	113,258	106,956
Total operating expenses	90,763	77,806	265,351	237,500
Operating loss	(44,747)	(28,821)	(111,398)	(92,576)
Other Income (Expense), Net
Unrealized and realized appreciation (depreciation) in fair value of equity securities and preferred stock	2,175	412	9,240	(45,388)
Interest expense	(138)	(227)	(498)	(759)
Interest and dividend income	5,070	4,494	14,437	5,817
Other income (expense), net	(1,021)	(32)	4,453	1,205
Total other income (expense), net	6,086	4,647	27,632	(39,125)
Equity in net loss of affiliates	(2,993)	(6,255)	(11,273)	(16,951)
Loss before income taxes	(41,654)	(30,429)	(95,039)	(148,652)
Income tax benefit	818	418	2,164	3,290
Net loss	$(40,836)	$(30,011)	$(92,875)	$(145,362)
Net loss attributable to the noncontrolling interests	1,147	1,029	3,123	2,887
Net loss attributable to Intrexon	$(39,689)	$(28,982)	$(89,752)	$(142,475)
Net loss attributable to Intrexon per share, basic and diluted	$(0.33)	$(0.24)	$(0.75)	$(1.21)
Weighted average shares outstanding, basic and diluted	120,518,885	118,346,782	119,741,291	117,785,160
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	2017	2016
Net loss	$(40,836)	$(30,011)	$(92,875)	$(145,362)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	79	(151)	74	588
Gain (loss) on foreign currency translation adjustments	7,410	(3,495)	19,405	(13,167)
Comprehensive loss	(33,347)	(33,657)	(73,396)	(157,941)
Comprehensive loss attributable to the noncontrolling interests	1,129	1,024	3,096	2,916
Comprehensive loss attributable to Intrexon	$(32,218)	$(32,633)	$(70,300)	$(155,025)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2016	118,688,770	$—	$1,325,780	$(36,202)	$(729,341)	$560,237	$9,011	$569,248
Cumulative effect of adoption of ASU 2016-09	—	—	1,461	—	(1,461)	—	—	—
Stock-based compensation expense	—	—	31,914	—	—	31,914	35	31,949
Exercises of stock options	109,971	—	839	—	—	839	28	867
Shares issued as payment for services	439,200	—	8,440	—	—	8,440	—	8,440
Shares and warrants issued in acquisition	684,240	—	16,997	—	—	16,997	—	16,997
Shares issued to acquire noncontrolling interests	221,743	—	5,082	—	—	5,082	(5,995)	(913)
Shares issued as payment of deferred consideration	480,422	—	—	—	—	—	—	—
Adjustments for noncontrolling interests	—	—	2,789	—	—	2,789	(2,802)	(13)
Noncash dividend	—	—	(22,385)	—	—	(22,385)	22,385	—
Net loss	—	—	—	—	(89,752)	(89,752)	(3,123)	(92,875)
Other comprehensive income	—	—	—	19,452	—	19,452	27	19,479
Balances at September 30, 2017	120,624,346	$—	$1,370,917	$(16,750)	$(820,554)	$533,613	$19,566	$553,179
The accompanying notes are an integral part of these consolidated financial statements

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2017	2016
Cash flows from operating activities
Net loss	$(92,875)	$(145,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,881	17,657
Loss on disposal of property, plant and equipment	1,311	297
Unrealized and realized (appreciation) depreciation on equity securities and preferred stock	(9,240)	45,388
Noncash dividend income	(12,303)	(3,676)
Amortization of premiums on investments	411	862
Equity in net loss of affiliates	11,273	16,951
Stock-based compensation expense	31,949	30,631
Shares issued as payment for services	8,440	8,284
Provision for bad debts	1,093	1,609
Deferred income taxes	(2,294)	(2,967)
Other noncash items	(1,848)	1,259
Changes in operating assets and liabilities:
Restricted cash	—	(6,987)
Receivables:
Trade	2,491	2,118
Related parties	(1,073)	7,438
Notes	—	(42)
Other	537	381
Inventory	3,418	4,683
Prepaid expenses and other	(516)	(985)
Other assets	(1,036)	2,134
Accounts payable	(3,756)	2,901
Accrued compensation and benefits	3,291	(8,001)
Other accrued liabilities	1,554	7,771
Deferred revenue	(35,281)	(14,099)
Deferred consideration	(313)	(630)
Related party payables	356	479
Other long term liabilities	1,271	126
Net cash used in operating activities	(70,259)	(31,780)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2017	2016
Cash flows from investing activities
Purchases of investments	—	(75,246)
Maturities of investments	136,300	71,987
Purchases of equity securities, preferred stock and warrants	(1,161)	(2,308)
Proceeds from sales of equity securities	235	—
Cash acquired in a business combination	2,054	—
Investments in affiliates	(10,639)	(9,415)
Cash paid in asset acquisition	(14,219)	(7,244)
Purchases of property, plant and equipment	(32,675)	(20,197)
Proceeds from sale of property, plant and equipment	1,423	243
Issuance of note receivable	(2,400)	(2,964)
Proceeds from repayment of note receivable	1,500	—
Net cash provided by (used in) investing activities	80,418	(45,144)
Cash flows from financing activities
Acquisitions of noncontrolling interests	(913)	—
Advances from lines of credit	4,563	2,308
Repayments of advances from lines of credit	(5,149)	(2,320)
Proceeds from long term debt	285	547
Payments of long term debt	(385)	(848)
Payments of deferred consideration for acquisitions	(8,678)	(6,705)
Proceeds from stock option exercises	867	18,180
Payment of stock issuance costs	(10)	—
Net cash provided by (used in) financing activities	(9,420)	11,162
Effect of exchange rate changes on cash and cash equivalents	870	(313)
Net increase (decrease) in cash and cash equivalents	1,609	(66,075)
Cash and cash equivalents
Beginning of period	62,607	135,782
End of period	$64,216	$69,707
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$534	$875
Cash paid during the period for income taxes	497	—
Significant noncash financing and investing activities
Stock received as consideration for collaboration agreements	$—	$18,766
Preferred stock received as consideration for collaboration amendments	—	120,000
Stock and warrants issued in business combinations	16,997	—
Stock issued to acquire noncontrolling interest	5,082	—
Stock issued in asset acquisition	—	4,401
Contingent consideration assumed in asset acquisition	—	3,660
Noncash dividend to shareholders	22,385	—
Purchases of equipment included in accounts payable and other accrued liabilities	2,137	926
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
As of September 30, 2017, Intrexon owned approximately 58% of AquaBounty Technologies, Inc. ("AquaBounty"), a company focused on improving productivity in commercial aquaculture. In January 2017, in conjunction with the listing by AquaBounty of their common stock on the NASDAQ Stock Market, Intrexon purchased $25,000 of additional AquaBounty common stock and subsequently distributed shares of AquaBounty common stock as a dividend to Intrexon shareholders. See Note 14 for additional discussion.
Intrexon Corporation and its consolidated subsidiaries are hereinafter referred to as the "Company."
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of September 30, 2017 and results of operations and cash flows for the interim periods ended September 30, 2017 and 2016. The year-end consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for any other future annual or interim period. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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
The Company accounts for its investment in Oragenics, Inc. ("Oragenics"), one of its collaborators, using the fair value option. The fair value of the Company's investment in Oragenics was $5,634 and $7,244 as of September 30, 2017 and December 31, 2016, respectively, and is included as equity securities in the accompanying consolidated balance sheets. The Company's ownership of Oragenics was 29.4% and 29.5% as of September 30, 2017 and December 31, 2016, respectively. Unrealized appreciation (depreciation) in the fair value of these securities was $827 and $(455) for the three months ended September 30, 2017 and 2016, respectively, and was $(1,610) and $(11,597) for the nine months ended September 30, 2017 and 2016, respectively. See Note 19 for additional discussion regarding Oragenics.
Summarized financial data as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016, for the Company's equity method investments are shown in the following tables.

	September 30, 2017	December 31, 2016
Current assets	$68,021	$77,761
Non-current assets	12,856	11,040
Total assets	80,877	88,801
Current liabilities	9,032	11,588
Non-current liabilities	2,400	—
Total liabilities	11,432	11,588
Net assets	$69,445	$77,213

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$58	$65	$175	$394
Operating expenses	9,693	18,363	33,128	50,406
Operating loss	(9,635)	(18,298)	(32,953)	(50,012)
Other	(145)	75	37	1,502
Net loss	$(9,780)	$(18,223)	$(32,916)	$(48,510)

Variable Interest Entities
As of September 30, 2017 and December 31, 2016, the Company determined that certain of its collaborators and joint ventures as well as Harvest were variable interest entities ("VIE" or "VIEs"). The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. The Company's aggregate investment balances of these VIEs as of September 30, 2017 and December 31, 2016 were $187,555 and $159,115, respectively, which represents the Company's maximum risk of loss related to the identified VIEs.
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
Segment Information
While the Company generates revenues from multiple sources, including collaboration agreements, licensing, and products and services associated with bovine reproduction, management is organized around a singular research and development focus to further the development of the Company's underlying synthetic biology technologies. Accordingly, the Company has determined that it operates in one segment. As of September 30, 2017 and December 31, 2016, the Company had $19,335 and $13,265, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $4,448 and $3,502 for the three months ended September 30, 2017 and 2016, respectively, and $11,773 and $8,678 for the nine months ended September 30, 2017 and 2016, respectively.
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
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting ("ASU 2017-09"). The provisions of ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless (a) the fair value of the modified award is the same as the fair value of the original award, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted, and is effective for the Company for the year ending December 31, 2018. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. As this standard is prospective in nature, the impact to the Company's consolidated financial statements will depend on the nature of any future award modifications. The Company does not intend to early adopt this standard.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance was originally effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which deferred the effective date of the guidance in ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016, and is effective for the Company for the year ending December 31, 2018. In 2016 and 2017, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, narrow-scope improvements, practical expedients, and to expedite improvements to ASU 2014-09 by issuing ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, and ASU 2017-13, Revenue Recognition

(Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The Company continues to progress in the evaluation of its collaborations and licensing agreements and product and service revenue arrangements to determine the impact, if any, that the implementation of this standard will have on the Company's consolidated financial statements. The Company has completed its review of collaboration and licensing agreements and product and service revenue arrangements and plans to finalize its analysis in the fourth quarter of 2017 to determine the impact, if any, this standard may have on its financial position, results of operations and disclosures. Additionally, any revenue arrangements entered into subsequent to December 31, 2017 with financial or other significant terms which differ from the financial or other significant terms of the Company's existing revenue arrangements will be evaluated under this new standard.
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
$17,582

The fair value of the shares of the Company's common stock issued was based on the quoted closing price of the Company's common stock immediately prior to the closing of the acquisition. The fair value of the warrants assumed was estimated using the Black-Scholes option-pricing model. The fair value of the contingent consideration was determined using a probability weighted discounted cash flows model and is considered a freestanding financial instrument and recorded at fair value each reporting period. The estimated fair value of assets acquired and liabilities assumed at the acquisition date is shown below:

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
The acquired intangible assets include developed technology, the fair value of which was determined using the multi-period excess earning method, which is a variation of the income approach that converts future cash flows to single discounted present value amounts. The intangible assets are being amortized over a useful life of eleven years. Goodwill, which is not deductible for tax purposes, represents the assembled workforce and the anticipated buyer-specific synergies arising from the combination of the Company's and GenVec's technology.
As of September 30, 2017, the Company had incurred $519 of acquisition related costs, of which $9 and $507 is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2017, respectively.
Condensed Pro Forma Financial Information
GenVec's results of operations subsequent to the acquisition are included in the consolidated statements of income. The following condensed pro forma financial information for the three months ended September 30, 2016 and the nine months ended September 30, 2017 and 2016 is presented as if the acquisition had been consummated on January 1, 2016:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2017	2016
	Pro forma
Revenues	$49,158	$154,185	$145,413
Loss before income taxes	(31,954)	(102,305)	(153,868)
Net loss	(31,536)	(100,330)	(150,389)
Net loss attributable to the noncontrolling interests	1,029	3,123	2,887
Net loss attributable to Intrexon	(30,507)	(97,207)	(147,502)

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
The Company's investment in S & I Ophthalmic was $2,621 and $3,236 as of September 30, 2017 and December 31, 2016, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
OvaXon
In December 2013, the Company and OvaScience, Inc. ("OvaScience"), a life sciences company focused on the discovery, development, and commercialization of new treatments for infertility, entered into a Limited Liability Company Agreement ("OvaXon LLC Agreement") to form OvaXon, LLC ("OvaXon"), a joint venture to create new applications for improving human and animal health. Both the Company and OvaScience made an initial capital contribution of $1,500 in January 2014 for a 50% membership interest in OvaXon. OvaXon is governed by the OvaXon board of managers ("OvaXon Board") which has four members, two each from the Company and OvaScience. In cases in which the OvaXon Board determines that additional capital contributions are necessary in order for OvaXon to conduct business and comply with its obligations, each of the Company and OvaScience has the right, but not the obligation, to make additional capital contributions to OvaXon subject to the OvaXon LLC Agreement. Through September 30, 2017, both the Company and OvaScience have made subsequent capital contributions of $3,800.
The Company's investment in OvaXon was $(401) and $65 as of September 30, 2017 and December 31, 2016, respectively, and is included in other accrued liabilities and investments in affiliates, respectively, in the accompanying consolidated balance sheets.
Intrexon Energy Partners
In March 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, LLC ("Third Security"), entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), a joint venture formed to optimize and scale-up the Company's gas-to-liquid bioconversion platform for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Intrexon has committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of September 30, 2017, the Company's remaining commitment was $6,011. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board which has five members. Two members of the Intrexon Energy Partners Board are designated by the

Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $144 and $(477) as of September 30, 2017 and December 31, 2016, respectively, and is included in investments in affiliates and other accrued liabilities, respectively, in the accompanying consolidated balance sheets.
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
The Company's investment in Intrexon Energy Partners II was $698 and $1,414 as of September 30, 2017 and December 31, 2016, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
EnviroFlight
In February 2016, the Company entered into a series of transactions involving EnviroFlight, LLC ("Old EnviroFlight"), Darling Ingredients Inc. ("Darling") and a newly formed venture between the Company and Darling ("New EnviroFlight"). The Company determined that the series of integrated transactions to acquire substantially all of the assets of Old EnviroFlight for cash, common stock, and contingent consideration should be accounted for as a single transaction, which constituted a business, and considered New EnviroFlight to be the accounting acquirer. Consideration paid to Old EnviroFlight was $4,244 in cash, 136,340 shares of the Company's common stock valued at $4,401 and contingent consideration estimated at $3,660. Contemporaneously, all the assets acquired from Old EnviroFlight, with the exception of certain developed technology, and $3,000 of cash were contributed to New EnviroFlight in exchange for a non-controlling, 50% membership interest in New EnviroFlight. The Company's contributions to New EnviroFlight included an exclusive license to the developed technology that was retained by the Company. Darling received the remaining 50% membership interest in New EnviroFlight as consideration for terminating rights previously held in the developed technology with Old EnviroFlight. New EnviroFlight was formed to generate high-nutrition, low environmental impact animal and fish feed, as well as fertilizer products. The Company and Darling as members have each agreed to make additional capital contributions of up to $5,000 to fund ongoing operations of New EnviroFlight. As of September 30, 2017, the Company's remaining commitment was $250. All of the employees of Old EnviroFlight became employees of New EnviroFlight.
The Company determined that its investment in New EnviroFlight should be accounted for using the equity method of accounting. The Company recorded an estimated fair value of $5,425 for its investment in New EnviroFlight and $9,880 for the retained developed technology intangible asset. The developed technology is being amortized over a period of twenty-one years. The contingent consideration liability payable to the members of Old EnviroFlight is considered a freestanding financial instrument and is recorded at fair value each reporting period. New EnviroFlight met a regulatory milestone, as defined in the asset purchase agreement, and the members of Old EnviroFlight received a portion of the contingent consideration consisting of 59,337 shares of the Company's common stock valued at $1,583 in October 2016. The members of Old EnviroFlight may receive up to $4,000 of additional shares of the Company's common stock if certain commercial milestones are met prior to February 2019. The value of this liability was estimated at $2,326 as of September 30, 2017 (Note 8).

The Company's investment in New EnviroFlight was $7,687 and $4,189 as of September 30, 2017 and December 31, 2016, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
Intrexon T1D Partners
In March 2016, the Company and certain investors (the "T1D Investors"), including affiliates of Third Security, entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon T1D Partners, LLC ("Intrexon T1D Partners"), a joint venture formed to utilize the Company's proprietary ActoBiotics platform to develop and commercialize products to treat type 1 diabetes. The Company also entered into an ECC with Intrexon T1D Partners which provides the exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $10,000 while retaining a 50% membership interest in Intrexon T1D Partners. The T1D Investors made initial capital contributions, totaling $10,000 in the aggregate, in exchange for pro rata membership interests in Intrexon T1D Partners totaling 50%. Intrexon has committed to make capital contributions of up to $5,000, and the T1D Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon T1D Partners, have committed to make additional capital contributions of up to $5,000, at the request of Intrexon T1D Partners' board of managers (the "Intrexon T1D Partners Board") and subject to certain limitations. As of September 30, 2017, the Company's remaining commitment was $2,900. Intrexon T1D Partners is governed by the Intrexon T1D Partners Board, which has five members. Two members of the Intrexon T1D Partners Board are designated by the Company and three members are designated by a majority of the T1D Investors. The Company and the T1D Investors have the right, but not the obligation, to make additional capital contributions above these limits when and if solicited by the Intrexon T1D Partners Board.
The Company's investment in Intrexon T1D Partners was $51 and $806 as of September 30, 2017 and December 31, 2016, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.

5. Collaboration and Licensing Revenue
The Company generates revenue through contractual agreements with collaborators (known as exclusive channel collaborations, "ECC" or "ECCs") and licensing agreements whereby the collaborators or the licensees obtain exclusive access to the Company's proprietary technologies for use in the research, development and commercialization of products and/or treatments in a contractually specified field of use. Upfront and milestone payments are typically deferred and recognized over the expected life of the Company's technology platform using a straight-line approach. The Company recognizes the reimbursement payments received for research and development services in the period in which the services are performed and collection is reasonably assured. The following tables summarize the amounts recorded as revenue in the consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$4,843	$5,530	$10,373
Oragenics, Inc.	262	213	475
Fibrocell Science, Inc.	604	1,079	1,683
Genopaver, LLC	68	1,354	1,422
S & I Ophthalmic, LLC	—	376	376
OvaXon, LLC	—	262	262
Intrexon Energy Partners, LLC	625	1,278	1,903
Persea Bio, LLC	125	141	266
Ares Trading S.A.	1,597	759	2,356
Intrexon Energy Partners II, LLC	500	316	816
Intrexon T1D Partners, LLC	287	1,175	1,462
Harvest start-up entities (1)	616	3,404	4,020
Other	979	1,762	2,741
Total	$10,506	$17,649	$28,155

(1)
For the three months ended September 30, 2017, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc.

	Three Months Ended September 30, 2016
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$4,843	$5,586	$10,429
Oragenics, Inc.	262	294	556
Fibrocell Science, Inc.	604	563	1,167
Genopaver, LLC	68	1,625	1,693
S & I Ophthalmic, LLC	—	2,782	2,782
OvaXon, LLC	—	709	709
Intrexon Energy Partners, LLC	625	4,230	4,855
Persea Bio, LLC	125	208	333
Ares Trading S.A.	1,597	719	2,316
Intrexon Energy Partners II, LLC	500	372	872
Intrexon T1D Partners, LLC	276	511	787
Harvest start-up entities (1)	425	868	1,293
Other	895	1,903	2,798
Total	$10,220	$20,370	$30,590

(1)
For the three months ended September 30, 2016, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; and AD Skincare, Inc.

	Nine Months Ended September 30, 2017
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$14,527	$16,795	$31,322
Oragenics, Inc.	786	733	1,519
Fibrocell Science, Inc.	1,814	3,561	5,375
Genopaver, LLC	205	4,410	4,615
S & I Ophthalmic, LLC	—	751	751
OvaXon, LLC	—	1,966	1,966
Intrexon Energy Partners, LLC	1,875	7,034	8,909
Persea Bio, LLC	375	446	821
Ares Trading S.A.	4,791	3,683	8,474
Intrexon Energy Partners II, LLC	1,500	1,421	2,921
Intrexon T1D Partners, LLC	823	3,059	3,882
Harvest start-up entities (1)	1,823	10,012	11,835
Other	3,735	3,259	6,994
Total	$32,254	$57,130	$89,384

(1)
For the nine months ended September 30, 2017, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc.

	Nine Months Ended September 30, 2016
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$6,687	$17,693	$24,380
Oragenics, Inc.	786	1,083	1,869
Fibrocell Science, Inc.	1,814	2,604	4,418
Genopaver, LLC	205	4,703	4,908
S & I Ophthalmic, LLC	—	6,326	6,326
OvaXon, LLC	—	2,211	2,211
Intrexon Energy Partners, LLC	1,875	11,180	13,055
Persea Bio, LLC	375	613	988
Ares Trading S.A.	4,791	2,148	6,939
Intrexon Energy Partners II, LLC	1,500	816	2,316
Intrexon T1D Partners, LLC	554	543	1,097
Harvest start-up entities (1)	776	1,890	2,666
Other	4,684	6,287	10,971
Total	$24,047	$58,097	$82,144

(1)
For the nine months ended September 30, 2016, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; and AD Skincare, Inc.

There have been no significant changes to arrangements with our collaborators and licensees in the nine months ended September 30, 2017. See Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for additional details of the Company's existing collaboration and licensing agreements.
Deferred Revenue
Deferred revenue primarily consists of consideration received for upfront and milestone payments in connection with the Company's collaborations and licensing agreements, prepayments for research and development services performed for collaborators and licensees, and prepayments for product and service revenues. Deferred revenue consists of the following:

	September 30, 2017	December 31, 2016
Upfront and milestone payments	$269,649	$297,867
Prepaid research and development services	1,718	6,015
Prepaid product and service revenues	4,869	5,554
Other	51	706
Total	$276,287	$310,142
Current portion of deferred revenue	$48,289	$53,364
Long-term portion of deferred revenue	227,998	256,778
Total	$276,287	$310,142

The following table summarizes the remaining balance of deferred revenue associated with upfront and milestone payments for each significant collaboration and licensing agreement.

	September 30, 2017	December 31, 2016
ZIOPHARM Oncology, Inc.	$124,282	$138,809
Oragenics, Inc.	6,980	7,766
Fibrocell Science, Inc.	17,212	19,026
Genopaver, LLC	1,772	1,977
Intrexon Energy Partners, LLC	16,250	18,125
Persea Bio, LLC	3,625	4,000
Ares Trading S.A.	42,387	47,178
Intrexon Energy Partners II, LLC	14,333	15,833
Intrexon T1D Partners, LLC	8,628	8,653
Harvest start-up entities (1)	18,953	20,208
Other	15,227	16,292
Total	$269,649	$297,867

(1)
As of September 30, 2017 and December 31, 2016, the balance of deferred revenue for collaborations with Harvest start-up entities includes Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc.

6. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of September 30, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$44,000	$2	$(17)	$43,985
Corporate notes and bonds	242	—	—	242
Certificates of deposit	275	—	—	275
Total	$44,517	$2	$(17)	$44,502
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

As of September 30, 2017, all of the available-for-sale investments were due within one year based on their contractual maturities.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company's investments were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and are not significant as of September 30, 2017.
As of September 30, 2017 and December 31, 2016, the Company did not consider any of its investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company's ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.
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
The investment in ZIOPHARM preferred stock is categorized as Level 3 as there are significant unobservable inputs and the Preferred Shares are not traded on a public exchange. The fair value of the investment in ZIOPHARM preferred stock is estimated using a probability-weighted expected return ("PWERM") model. The key inputs used in the PWERM model are (i) estimating the future returns for conversion of the Preferred Shares for both product approval and a change in control of ZIOPHARM (the "conversion events") using market data of the change in value for guideline companies as a result of these conversion events; (ii) estimating the expected date and likelihood of each conversion event; and (iii) discounting these estimated future returns using a discount rate for the Preferred Shares considering industry debt issuances originated by public funds and venture capital rates of return. A significant change in unobservable inputs discussed above could result in a significant impact on the fair value of the Company's investment in ZIOPHARM preferred stock. The fair value of the Company's investment in ZIOPHARM preferred stock, including additional Preferred Shares received as dividends, was $146,637 and $129,545 as of September 30, 2017 and December 31, 2016, respectively. During the three and nine months ended September 30, 2017, the Company received 3,414 shares and 9,943 shares, respectively, of additional Preferred Shares and recognized $4,311 and $12,276, respectively, of dividend income in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2016, the Company received 3,063 shares of additional Preferred Shares and recognized $3,676 of dividend income in the accompanying consolidated statements of operations.
Investment in Fibrocell Preferred Stock
In March 2017, Fibrocell Science, Inc. ("Fibrocell"), one of the Company's collaborators and a related party, sold Series A Convertible Preferred Stock (the "Convertible Preferred Shares") convertible into shares of Fibrocell common stock and warrants to purchase shares of Fibrocell common stock to certain institutional and accredited investors, including the Company and affiliates of Third Security. The Company paid $1,161 in exchange for 1,161 Convertible Preferred Shares and warrants to acquire 498,843 shares of Fibrocell common stock, reflective of the 1-for-3 reverse stock split of Fibrocell's common stock effective March 10, 2017. The Convertible Preferred Shares are convertible at any time at the election of the Company and accrue dividends at 4% per annum, compounded quarterly, increasing the stated value of the shares. The investment in Fibrocell preferred stock is categorized as Level 3 as there are significant unobservable inputs and the Convertible Preferred Shares are not traded on a public exchange. The fair value of the investment in Fibrocell preferred stock is estimated using a conversion plus dividend approach utilizing the trading value of the underlying common stock and an estimated premium for the preferred stock dividend and other preferences. Market price volatility of Fibrocell's common stock and a significant change in the estimated preferred stock premium could result in a significant impact to the fair value of the investment in Fibrocell preferred stock. As of September 30, 2017, the fair value of the Company's investment in Fibrocell preferred stock totaled $1,862. See Note 17 for additional discussion of the warrants.
Changes in the Fair Value of Investments in Preferred Stock
The following table summarizes the changes in the Level 3 investments in preferred stock during the nine months ended September 30, 2017.

Nine Months Ended September 30, 2017
Beginning balance	$129,545
Purchase of preferred stock	766
Dividend income from investments in preferred stock	12,303
Unrealized appreciation in the fair value of the investments in preferred stock	5,885
Ending balance	$148,499
8. Fair Value Measurements
The carrying amount of cash and cash equivalents, restricted cash, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at September 30, 2017:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2017
Assets
U.S. government debt securities	$—	$43,985	$—	$43,985
Equity securities	19,830	6,812	—	26,642
Preferred stock	—	—	148,499	148,499
Other	—	7,089	—	7,089
Total	$19,830	$57,886	$148,499	$226,215
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
There were no transfers between levels of the fair value hierarchy during the nine months ended September 30, 2017.

The carrying values of the Company's long term debt approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. The Company's contingent consideration liabilities (Notes 3 and 4) are measured on a recurring basis and were $2,911 and $2,081 at September 30, 2017 and December 31, 2016, respectively. These fair value measurements were based on significant inputs not observable in the market and thus represented a Level 3 measurement. A significant change in unobservable inputs could result in a significant impact on the fair value of the Company's contingent consideration liabilities. The contingent consideration liabilities are remeasured to fair value at each reporting date until the contingencies are resolved, and those changes in fair value are recognized in earnings. The changes in the fair value of the Level 3 liabilities during the nine months ended September 30, 2017 were as follows:

Nine Months Ended September 30, 2017
Beginning balance	$2,081
Acquisition date fair value of contingent consideration liability (Note 3)	585
Change in fair value of contingent consideration recognized in selling, general and administrative expenses	245
Ending balance	$2,911
9. Inventory
Inventory consists of the following:

	September 30, 2017	December 31, 2016
Supplies, embryos and other production materials	$2,185	$1,835
Work in process	4,618	5,466
Livestock	8,738	11,752
Feed	2,189	2,086
Total inventory	$17,730	$21,139
10. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	September 30, 2017	December 31, 2016
Land and land improvements	$11,642	$10,904
Buildings and building improvements	15,216	8,123
Furniture and fixtures	2,220	2,176
Equipment	58,851	44,392
Leasehold improvements	22,974	15,105
Breeding stock	3,822	3,893
Computer hardware and software	9,817	6,844
Trees	5,719	2,772
Construction and other assets in progress	15,138	4,513
	145,399	98,722
Less: Accumulated depreciation and amortization	(42,523)	(34,050)
Property, plant and equipment, net	$102,876	$64,672
Depreciation expense was $2,989 and $2,332 for the three months ended September 30, 2017 and 2016, respectively, and $8,623 and $6,769 for the nine months ended September 30, 2017 and 2016, respectively.

In June 2017, AquaBounty purchased a land-based aquaculture facility to be used in the production of its AquAdvantage salmon in Indiana for $14,219.
11. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 are as follows:

Balance at December 31, 2016	$157,175
Acquisitions	4,850
Foreign currency translation adjustments	4,796
Balance at September 30, 2017	$166,821
No accumulated impairment losses existed as of September 30, 2017 and December 31, 2016.
Intangible assets consist of the following as of September 30, 2017:

	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	15.7	$266,697	$(43,465)	$223,232
Customer relationships	6.5	10,700	(6,033)	4,667
Trademarks	9.3	6,800	(2,373)	4,427
In-process research and development		8,571	—	8,571
Total		$292,768	$(51,871)	$240,897
Intangible assets consist of the following as of December 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$236,401	$(29,748)	$206,653
Customer relationships	10,700	(4,672)	6,028
Trademarks	6,800	(1,792)	5,008
Covenant not to compete	370	(339)	31
In-process research and development	7,895	—	7,895
Total	$262,166	$(36,551)	$225,615
The balance of in-process research and development includes certain in-process research and development technology acquired in the Company's acquisition of Oxitec in September 2015, and amortization will begin once certain regulatory approvals have been obtained for the in-process programs.
Amortization expense was $5,001 and $3,651 for the three months ended September 30, 2017 and 2016, respectively, and $14,258 and $10,888 for the nine months ended September 30, 2017 and 2016, respectively.
12. Lines of Credit and Long Term Debt
Lines of Credit
Trans Ova has a $5,000 revolving line of credit with First National Bank of Omaha which matures on May 1, 2018. The line of credit bears interest at the greater of 2.95% above the London Interbank Offered Rate or 3.00% and the actual rate was 4.19% as of September 30, 2017. As of September 30, 2017, there were no amounts outstanding. The amount available under the line of credit is based on eligible accounts receivable and inventory up to the maximum principal amount. The line of credit is collateralized by certain of Trans Ova's assets and contains certain restricted covenants that include maintaining minimum tangible net worth and working capital and maximum allowable annual capital expenditures. Trans Ova was in compliance with these covenants as of September 30, 2017.
Exemplar has a $700 revolving line of credit with American State Bank which matures on October 30, 2018. As of September 30, 2017, the interest rate on this line of credit was 4.50% per annum, and there was an outstanding balance of $234.
Long Term Debt
Long term debt consists of the following:

	September 30, 2017	December 31, 2016
Notes payable	$5,122	$5,453
Royalty-based financing	2,108	1,896
Other	882	599
Long term debt	8,112	7,948
Less current portion	439	386
Long term debt, less current portion	$7,673	$7,562
Trans Ova has a note payable to American State Bank which matures in April 2033 and has an outstanding principal balance of $4,967 as of September 30, 2017. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by certain of Trans Ova's real estate and non-real estate assets.
AquaBounty has a royalty-based financing grant from the Atlantic Canada Opportunities Agency, a Canadian government agency, to provide funding of a research and development project. The total amount available under the award was $2,302, which AquaBounty claimed over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. As of the date of the acquisition by Intrexon in March 2013, AquaBounty had claimed $1,952 of the available funds and this amount was recorded at its acquisition date fair value of $1,107. The Company accretes the difference of $845 between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Subsequent to the acquisition date, AquaBounty claimed the remaining balance available under the grant, resulting in total long term debt of $2,108 as of September 30, 2017.
Future maturities of long term debt are as follows:

2017	$107
2018	462
2019	400
2020	371
2021	834
2022	360
Thereafter	3,470
Total	$6,004
The AquaBounty royalty-based financing grant is not included in the table above due to the uncertainty of the timing of repayment.
13. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company's annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. For the three and nine months ended September 30, 2017, the Company had U.S. taxable income of approximately $3,930 and $23,680, respectively, for which $78 and $473, respectively, in current income tax expense was recognized due to the alternative minimum tax. For the three and nine months ended September 30, 2017, the Company recognized $121 and $343, respectively, of current foreign income tax benefit. For the three and nine months ended September 30, 2016, the Company had U.S. taxable income (loss) of approximately $8,334 and $(9,346), respectively, for which no current income tax benefit was recognized. For the three and nine months ended September 30, 2016, the Company recognized $110 and $323, respectively, of current foreign income tax benefit. For the three and nine months ended September 30, 2017, the Company recorded deferred tax benefit of $775 and $2,294, respectively. For the three and nine months ended September 30, 2016, the Company recorded deferred tax benefit of $308 and $2,967, respectively. The Company's net deferred tax assets, excluding certain deferred tax liabilities totaling $15,868, are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's losses and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
As of September 30, 2017, the Company has loss carryforwards for U.S. federal income tax purposes of approximately $243,700 available to offset future taxable income, including approximately $13,400 acquired in our acquisition of GenVec, and federal and state research and development tax credits of approximately $7,800, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. These carryforwards will begin to expire in 2022. As of September 30, 2017, the Company's direct foreign subsidiaries have foreign loss carryforwards of approximately $146,800, most of which do not expire.
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
Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	September 30, 2017	December 31, 2016
Unrealized loss on investments	$(15)	$(89)
Loss on foreign currency translation adjustments	(16,735)	(36,113)
Total accumulated other comprehensive loss	$(16,750)	$(36,202)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of products	$30	$21	$86	$61
Cost of services	82	68	242	206
Research and development	2,383	2,236	7,018	6,979
Selling, general and administrative	9,562	8,467	24,603	23,385
Total	$12,057	$10,792	$31,949	$30,631
Intrexon Stock Option Plans
In April 2008, Intrexon adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Intrexon's board of directors granted share based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of September 30, 2017, there were 492,414 stock options outstanding under the 2008 Plan.
Intrexon adopted the 2013 Plan for employees and nonemployees pursuant to which Intrexon's board of directors may grant share based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective upon the closing of the Company's initial public offering in August 2013, and as of September 30, 2017, there were 18,000,000 shares authorized for issuance under the 2013 Plan, of which 12,149,356 stock options were outstanding and 3,743,187 shares were available for grant.
Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2016	11,640,383	$31.25	8.21
Granted	3,880,950	21.51
Adjustment due to dividend (Note 14)	46,766	31.11
Exercised	(109,971)	(7.63)
Forfeited	(2,610,431)	(29.93)
Expired	(205,927)	(33.17)
Balances at September 30, 2017	12,641,770	28.59	7.86
Exercisable at September 30, 2017	5,313,100	29.85	6.77
Intrexon currently uses authorized and unissued shares to satisfy share award exercises.
In October 2015, the compensation committee and the independent members of Intrexon's board of directors approved a compensation arrangement whereby the Company's Chief Executive Officer ("CEO") would receive a monthly salary. Previously, the CEO did not receive compensation for his services as an employee of the Company other than through his participation in the Company's Annual Executive Incentive Plan which became effective January 1, 2015. Pursuant to the compensation agreement, the CEO receives a base salary of $200 per month payable in fully vested shares of Intrexon common stock with such shares subject to a three-year lock-up on resale. The monthly number of shares of common stock is calculated based on the closing price on the last trading day of each month and the shares are issued pursuant to the terms of a Restricted Stock Unit Agreement ("RSU Agreement") which was executed between Intrexon and the CEO pursuant to the terms of the

2013 Plan. The RSU Agreement became effective in November 2015, and had an initial term of 12 months. In October 2016, the independent members of Intrexon's board of directors, with the recommendation of the compensation committee of the board of directors, approved an extension of the RSU Agreement through December 31, 2016, and in December 2016 further approved an extension of the RSU Agreement to expire on March 31, 2017, both of which were on the same terms as the original RSU Agreement. In March 2017, the independent members of Intrexon's board of directors, with the recommendation of the compensation committee of the board of directors, approved a renewal of the RSU Agreement through March 31, 2018 on the same terms as the original RSU Agreement. The fair value of the shares issued as compensation for services is included in selling, general and administrative expenses in the Company's consolidated statements of operations and totaled $480 and $463 for the three months ended September 30, 2017 and 2016, respectively, and $1,428 and $1,397 for the nine months ended September 30, 2017 and 2016, respectively.
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
As of September 30, 2017, there were 227,203 options outstanding under both AquaBounty plans, of which 183,373 were exercisable, at a weighted average exercise price of $9.39 per share. As of December 31, 2016, there were 185,591 options outstanding under these plans, of which 181,766 were exercisable, at a weighted average exercise price of $7.89 per share. The AquaBounty stock option data reflect a 1-for-30 reverse stock split of AquaBounty's common stock effective January 5, 2017.
16. Commitments and Contingencies
Operating Leases
The Company leases certain facilities and equipment under noncancelable operating leases. The equipment leases are renewable at the option of the Company. At September 30, 2017, future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2017	$1,252
2018	8,083
2019	8,042
2020	8,063
2021	7,132
2022	6,085
Thereafter	25,695
Total	$64,352
Rent expense, including other facility expenses, was $3,165 and $2,075 for the three months ended September 30, 2017 and 2016, respectively, and $7,772 and $6,410 for the nine months ended September 30, 2017 and 2016, respectively.
The Company maintains subleases for certain of its facilities. Rental income under sublease agreements was $32 and $184 for the three months ended September 30, 2017 and 2016, respectively, and $105 and $854 for the nine months ended September 30, 2017 and 2016, respectively. Future rental income is expected to be $20 for 2017, $80 for 2018, and $67 for 2019.
Purchase Commitments
As of September 30, 2017, the Company had outstanding contractual purchase commitments of $10,618, which primarily relate to amounts that will be paid in 2018 and 2019 upon delivery of commercial non-browning apple trees.

Contingencies
In March 2012, Trans Ova was named as a defendant in a licensing and patent infringement suit brought by XY, LLC ("XY") alleging that certain of Trans Ova's activities breached a 2004 licensing agreement and infringed on patents that XY allegedly owned. Trans Ova filed a number of counterclaims in the case. In Colorado District Court, the matter proceeded to a jury trial in January 2016. The jury determined that XY and Trans Ova had each breached the licensing agreement and that Trans Ova had infringed XY's patents. In April 2016, the court issued its post-trial order, awarding $528 in damages to Trans Ova and $6,066 in damages to XY. The order also provided Trans Ova with a compulsory license to XY's technology, subject to an ongoing royalty obligation. Both parties appealed the court's order, which appeal is pending before the Court of Appeals for the Federal Circuit. Since the inception of the 2004 agreement, Trans Ova has remitted payments to XY pursuant to the terms of that agreement and has recorded these payments in cost of services in the consolidated statements of operations for the respective periods. For the period from inception of the 2004 agreement through the court's April 2016 order, aggregate royalty and license payments were $3,170, of which $2,759 had not yet been deposited by XY. For the nine months ended September 30, 2016, the Company recorded litigation expense of $4,228, which is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and represents the excess of the net damages awarded to XY, including prejudgment interest, over the liability previously recorded by Trans Ova for uncashed checks previously remitted to XY. In August 2016, Trans Ova deposited the net damages amount, including prejudgment interest, into the court's treasury, to be held until the appeals process is complete and final judgment amounts are determined. As of September 30, 2017, this amount is included in restricted cash on the accompanying consolidated balance sheet. In December 2016, Trans Ova elected to void the outstanding checks discussed above, and these amounts have been reclassified to other accrued liabilities on the accompanying consolidated balance sheets as of September 30, 2017 and December 31, 2016. Depending on the outcome of an appeal decision, the damages awarded to either party could decrease, increase, or be eliminated. The appeal decision may also remand to the Colorado District Court all, or a portion, of the issues being appealed. In December 2016, XY filed a complaint for patent infringement and trade secret misappropriation against Trans Ova in the District Court of Waco, Texas. Since the claims in this 2016 complaint directly relate to the 2012 licensing dispute and patent issues, Trans Ova filed and was granted a motion for change of venue to Colorado District Court. Trans Ova also filed a motion to dismiss, which is now pending before the Colorado court. Trans Ova and the Company could elect to enter into a settlement agreement in order to avoid the further costs and uncertainties of litigation, to modify the court-ordered license to XY's technologies, or to recover monetary damages stemming from Trans Ova's counterclaims for antitrust violations by XY and its parent company, Inguran.
In May 2016, two putative shareholder class action lawsuits, captioned Hoffman v. Intrexon Corporation et al. and Gibrall v. Intrexon Corporation et al., were filed in the U.S. District Court for the Northern District of California on behalf of purchasers of Intrexon's common stock between May 12, 2015 and April 20, 2016 (the "Class Period"). In July 2016, the court consolidated the lawsuits and appointed a lead plaintiff. The consolidated amended complaint names as defendants Intrexon and certain of Intrexon's current and former officers (the "Defendants"). It alleges, among other things, that the Defendants made materially false and/or misleading statements during the Class Period with respect to the Company's business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs' claims are based in part upon allegations in a report published in April 2016 on the Seeking Alpha financial blog. The plaintiffs seek compensatory damages, interest and an award of reasonable attorneys' fees and costs. The Defendants moved to dismiss the case. On February 24, 2017, the court granted the Company's motion to dismiss the lawsuit on the grounds that the plaintiff failed to state a claim, while granting the plaintiff leave to amend. The plaintiff subsequently notified the court that it would seek to appeal the court's ruling rather than amend its complaint. On April 26, 2017, the court entered final judgment in the case. Notice of appeal was filed by the plaintiff on May 26, 2017. On October 26, 2017, the plaintiff filed a voluntary motion to dismiss the case, which the court of appeals granted on November 1, 2017.
In July 2016, a putative shareholder derivative action captioned Basile v. Kirk et al. was filed in the Circuit Court of Fairfax County, Virginia, against certain of the Company's directors, the Company's CEO, and Third Security, and naming the Company as a nominal defendant. The complaint alleges causes of action for breaches of fiduciary duty and unjust enrichment relating to the entry by the Company into the Services Agreement with Third Security. The plaintiff seeks, among other things, damages in an unspecified amount, disgorgement of improper benefits, appropriate equitable relief, and an award of attorney fees and other costs and expenses. The complaint is substantially similar to two separate demands made by shareholders concerning the Services Agreement and Mr. Kirk's compensation. The board of directors of the Company appointed a Special Litigation Committee ("SLC") consisting of independent directors to investigate the claims and allegations made in the derivative action and in the two shareholder demands and to decide on behalf of the Company whether the claims and allegations should be pursued. The Basile case was stayed pending the report of the SLC. In November 2016, the SLC completed its review and evaluation and unanimously determined that the claims were without merit because the compensation arrangements were the result of an informed and disinterested decision-making process and were fair to the Company, and that prosecution of the asserted claims was not in the best interest of Intrexon or its shareholders. Based upon the determination of the SLC, on February 24, 2017, the Company moved to dismiss the court action pursuant to Virginia statute. On June 8, 2017, the court granted the Company's motion to dismiss while granting the plaintiff leave to amend. On August 30, 2017, the plaintiff filed a consent motion for leave to amend along with the amended shareholder derivative complaint. The Company moved to dismiss the amended complaint on October 6, 2017. The Company intends to continue to defend the lawsuit vigorously. There can be no assurance, however, regarding the ultimate outcome of the case.
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
The Company may become subject to other claims and assessments from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2017 and December 31, 2016, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
The Company's CEO and Chairman of the board of directors of the Company is also the Senior Managing Director and CEO of Third Security and owns 100% of the equity interests of Third Security.
In November 2015, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved the execution of a Services Agreement ("Services Agreement") with Third Security pursuant to which Third Security provides the Company with certain professional, legal, financial, administrative, and other support services necessary to support the Company and its CEO. As consideration for providing these services, Third Security is entitled to a fee of $800 per month to be paid in the form of fully-vested shares of the Company's common stock. The number of shares of common stock is calculated based on the closing price of the Company's common stock on the 15th day of each month. The payments made by the Company under the Services Agreement constitute, in the aggregate, an award under the 2013 Plan and are subject to the terms of the 2013 Plan (Note 15). The Services Agreement had a term of one year, can be terminated by the Company at any time, and may be extended only by agreement of the parties, including approval of a majority of the independent members of Intrexon's board of directors. In October 2016, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved an extension of the Services Agreement through December 31, 2016. In December 2016, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved an extension of the Services Agreement through December 31, 2017. For the three months ended September 30, 2017 and 2016, the Company issued 118,828 shares and 89,326 shares, respectively, with values of $2,251 and $2,132, respectively, to Third Security as payment for services pursuant to the Services Agreement. For the nine months ended September 30, 2017 and 2016, the Company issued 329,649 shares and 254,496 shares, respectively, with values of $6,506 and $6,542, respectively, to Third Security as payment for services pursuant to the Services Agreement. In addition to the foregoing Services Agreement, the Company reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf, and the total expenses incurred by the Company under this arrangement were $4 and $156 for the three months ended September 30, 2017 and 2016, respectively, and $428 and $301 for the nine months ended September 30, 2017 and 2016, respectively.
See also Note 15 regarding compensation arrangements between the Company and its CEO.
Transactions with ECC Parties
In addition to entities controlled by Third Security, any entity in which the Company holds equity securities, including securities received as upfront or milestone consideration, and which also are party to a collaboration with the Company are considered to be related parties.
The Company holds promissory notes convertible into shares of Fibrocell common stock ("convertible note") and warrants to purchase shares of Fibrocell common stock. As of September 30, 2017 and December 31, 2016, the value of the convertible note and warrants totaled $4,172 and $1,642, respectively, and is included in other assets on the accompanying consolidated balance sheets. See Note 7 for additional discussion of the Company's investments in Fibrocell.
In May 2017, the Company purchased a promissory note from Oragenics ("Oragenics' Promissory Note") with a principal value of $2,400 which matures in May 2019 and accrues interest at a rate of 12% per annum. This note is included in other assets on the accompanying consolidated balance sheet as of September 30, 2017. See Note 19 for additional discussion regarding the Oragenics Promissory Note.
Other Related Parties
In June 2015, the Company entered into an agreement with Harvest, an investment fund sponsored by Harvest Capital Strategies, LLC, and a related party based on ownership in the fund by affiliates of Third Security. Harvest was established to invest in life science research and development start-up opportunities that the Company offered to Harvest with exclusive rights of first-look and first negotiation. Based on this agreement, Harvest established six new collaboration entities, each of which entered into an ECC with the Company in a designated field. The terms of such ECCs were negotiated between the Company and Harvest. As consideration for providing exclusive rights of first-look and first negotiation for start-up opportunities, the Company received a portion of the management fee collected by the fund sponsor of Harvest. These fees are included in other income in the accompanying consolidated statements of operations and totaled $613 for the three months ended September 30, 2017 and 2016, and $1,839 and $1,871 for the nine months ended September 30, 2017 and 2016, respectively. In September 2017, the commitment period for Harvest was terminated and, as a result, our agreement with Harvest terminated. The termination of the agreement had no effect on the already-established collaborations with Harvest-sponsored entities.
18. Net Loss per Share
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Historical net loss per share:
Numerator:
Net loss attributable to Intrexon	$(39,689)	$(28,982)	$(89,752)	$(142,475)
Denominator:
Weighted average shares outstanding, basic and diluted	120,518,885	118,346,782	119,741,291	117,785,160
Net loss attributable to Intrexon per share, basic and diluted	$(0.33)	$(0.24)	$(0.75)	$(1.21)

The following potentially dilutive securities as of September 30, 2017 and 2016, have been excluded from the above computations of diluted weighted average shares outstanding for the three and nine months then ended as they would have been anti-dilutive:

	September 30,
	2017	2016
Options	12,641,770	12,103,407
Warrants	133,264	30,191
Total	12,775,034	12,133,598
19. Subsequent Events
In November 2017, concurrent with the closing of Oragenics' preferred stock financing, the Company exchanged its Oragenics' Promissory Note and receivables due from Oragenics, as well as accrued interest, totaling $3,376 for Oragenics Series C preferred stock ("Series C Preferred Stock"). The Series C Preferred Stock is non-voting and non-convertible and is redeemable in whole or part at any time by Oragenics in cash. The Series C Preferred Stock accrues an annual 12% dividend payable in additional Series C Preferred Stock through May 10, 2019, and after such date, the annual dividend increases to 20%. Additionally, the Company and Oragenics amended certain future payment terms under its ECCs.
In October 2017, the Company entered into a Preferred Stock Equity Facility ("Preferred Stock Facility") with an affiliate of Third Security ("Third Security Affiliate"). Under the Preferred Stock Facility, the Company may, from time to time at its sole and exclusive option, issue and sell to the Third Security Affiliate, up to $100,000 of newly issued Series A Redeemable Preferred Stock ("Series A Preferred Stock"). Any issued Series A Preferred Stock is non-voting, accrues dividends of 8% per annum and, subject to limited exceptions, is senior to Intrexon's common stock with respect to the rights to the payment of dividends and on parity with the common stock with respect to the distribution of assets in the event of any liquidation, dissolution or winding up or change of control of Intrexon. Any issued Series A Preferred Stock is convertible into common stock only following receipt of shareholder approval by the Company, including a majority of the shares voted by those shareholders unaffiliated with Mr. Kirk (the "Shareholder Approval"), subject to any necessary regulatory approvals. Following receipt of the Shareholder Approval and receipt of any necessary regulatory approvals, any issued Series A Preferred Stock is convertible into Intrexon common stock based on a conversion price using the 20-day volume-weighted average market price as of market closing on the fifth business day prior to the mailing of the proxy statement soliciting the Shareholder Approval, subject to adjustment for certain stock splits and similar events. The Company has agreed to take all reasonable steps necessary to seek Shareholder Approval on or before the date of its annual meeting of shareholders in 2019. Any issued Series A Preferred Stock is redeemable at the election of the Company at any time, or at the election of the Third Security Affiliate after December 31, 2020. The Preferred Stock Facility will expire on the earliest to occur of: (i) the date on which the Third Security Affiliate has purchased shares of Series A Preferred Stock in the aggregate amount of $100,000, (ii) April 30, 2019, (iii) the date of the Shareholder Approval, and (iv) the mutual agreement of the parties.
Also, in November 2017, the Company filed with the State Corporation Commission of the Commonwealth of Virginia (the "SCC") Articles of Amendment to the Company's Amended and Restated Articles of Incorporation (the "Amendment"), which amended Article III thereof to set the designations of the Series A Preferred Stock (described above) to be issued pursuant to the Preferred Stock Facility. The Amendment became effective upon the issuance by the SCC in November 2017 of a certificate of amendment.

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
Our business model was built primarily around the formation of exclusive channel collaborations, or ECCs. An ECC is an agreement with a collaborator to develop products based on technologies in a specifically defined field. Historically, we have sought collaborators with expertise within a specific industry sector and the commitment to provide resources for the commercialization of products within that industry sector. In our ECCs, we provide expertise in the engineering of gene programs and cellular systems, and our collaborators are responsible for providing market and product development expertise, as well as sales and marketing capabilities.
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
Alternatively, we have sometimes executed a research collaboration to develop an early-stage program pursuant to which we received reimbursement for our development costs but the exclusive commercial rights, and related access fees, were deferred until completion of an initial research program.
Over time, our business model has evolved. First, in certain strategic circumstances, we may enter into a joint venture, or JV, with a third party collaborator whereby we may contribute access to our technology, cash or both into the JV which we will jointly control with our collaborator. Pursuant to a JV agreement, we may be required to contribute additional capital to the JV, and we may be able to receive a higher financial return than we would normally receive from an ECC to the extent that we and our collaborator are successful in developing one or more products. For a discussion of our JVs, see the "Notes to the Consolidated Financial Statements (Unaudited) - Note 4" appearing elsewhere in this Quarterly Report on Form 10-Q. Second, while we seek to maintain a competitive edge in gene program creation and host cell and genome expertise, we have begun to finance internally early stage proof of concept programs and have sought to partner, on an industry segment basis, more mature programs and capabilities. By doing this, we endeavor to maximize leverage of our capital resources and ultimately hope to realize significant value from mature assets.
As we consider the broad potential applications of our synthetic biology technologies, and consistent with the evolution of our business model, we have identified a number of ventures that are already enabling products that benefit from the application of such technology. We believe that the strategic acquisition of certain such companies will allow us to develop and commercialize innovative products and create significant value for us. Our business model therefore includes the acquisition of certain product-focused companies that may leverage our technologies and expertise in order to expand their respective product applications.
As a means to further the development of our business model, in June 2015, we entered into an agreement with Harvest Intrexon Enterprise Fund I, LP, or Harvest, an investment fund sponsored by Harvest Capital Strategies, LLC, and a related party based on ownership in the fund by affiliates of Third Security, LLC, or Third Security. Harvest was established to invest in life science research and development start-up opportunities that we offered to Harvest with exclusive rights of first-look and first negotiation. Based on this agreement, Harvest established six new collaboration entities, each of which entered into an ECC with us in a designated field. The terms of such ECCs were negotiated between us and Harvest. As consideration for providing exclusive rights of first-look and first negotiation for start-up opportunities, we received a portion of the management fee collected by the fund sponsor of Harvest. In September 2017, the commitment period for Harvest was terminated and, as a result, our agreement with Harvest terminated. The termination of the agreement had no effect on the already-established collaborations with Harvest-sponsored entities.
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
We expect our future capital requirements will be substantial, particularly as we continue to develop our business and expand our synthetic biology technology platform. In October 2017, we entered into a Preferred Stock Equity Facility, or Preferred Stock Facility, with an affiliate of Third Security, which will terminate no later than April 30, 2019. Our Chairman and Chief Executive Officer also serves as the Senior Managing Director and Chief Executive Officer of Third Security and owns all of the outstanding equity interests. Under the Preferred Stock Facility, we may, at our sole and exclusive option, issue and sell to the affiliate of Third Security, up to $100 million of newly issued Series A Redeemable Preferred Stock, or Series A Preferred Stock. We believe that our existing cash and cash equivalents, short-term investments, cash expected to be received through our current collaborators and for sales of products and services provided by our consolidated subsidiaries, and any issuances of Series A Preferred Stock under the Preferred Stock Facility will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.
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
In future periods, our revenues will depend on our ability to partner our more mature programs and capabilities, the number of collaborations to which we are party, the advancement and creation of programs within our collaborations and the extent to which our collaborators bring products enabled by our technologies to market. Our revenues will also depend upon our ability to maintain or improve the volume and pricing of our current product and service offerings and to develop new offerings from the various technologies of our subsidiaries. Our future revenues may also include additional revenue streams we may acquire through mergers and acquisitions. In light of our limited operating history and experience, there can be no assurance as to the timing, magnitude and predictability of revenues to which we might be entitled.
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
The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies, the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators and licensees, or costs incurred to expand or otherwise improve our products and services for the three and nine months ended September 30, 2017 and 2016. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies, specific applications of our technologies in support of current or prospective collaborators and licensees, or expanding or improving our product and services offerings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Expansion or improvement of our platform technologies	$3,652	$3,014	$10,476	$8,881
Specific applications of our technologies in support of current and prospective collaborators and licensees	19,363	17,004	56,369	47,171
Expansion or improvement of our product and service offerings	6,917	4,245	20,030	13,012
Other	6,540	4,772	17,788	14,202
Total research and development expenses	$36,472	$29,035	$104,663	$83,266
We expect that our research and development expenses will increase as we enter into new collaborations, develop our own proprietary programs, and expand our offerings across additional market sectors. We believe these increases will likely include increased costs related to the hiring of additional personnel in research and development functions, increased costs paid to consultants and contract research organizations and increased costs related to laboratory supplies. Research and development expenses may also increase as a result of ongoing research and development operations which we might assume through mergers and acquisitions.
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
We expect that our SG&A expenses will continue to increase to support our expanding operations as we explore new partnering opportunities and continue to develop our proprietary programs. We believe that these increases will likely include costs related to the hiring of additional personnel and increased fees for business development functions, costs associated with defending the Company in litigation matters, the costs of outside consultants and other professional services. SG&A expenses may also increase as a result of ongoing operations which we might assume through mergers and acquisitions.
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
Through September 2017, as consideration for providing exclusive rights of first-look and first negotiation, we received a portion of the management fee collected by the fund sponsor of Harvest for our obligation to provide Harvest with investment proposals that were suitable for pursuit by a start-up. We expect these fees to decrease subsequent to the termination of the commitment period for Harvest as provided for in the agreement. These fees are included in other income.
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
Results of operations
Comparison of the three months ended September 30, 2017 and the three months ended September 30, 2016
The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Dollar Change	Percent Change
	2017	2016
	(In thousands)
Revenues
Collaboration and licensing revenues	$28,155	$30,590	$(2,435)	(8.0)%
Product revenues	7,670	9,260	(1,590)	(17.2)%
Service revenues	9,975	8,706	1,269	14.6%
Other revenues	216	429	(213)	(49.7)%
Total revenues	46,016	48,985	(2,969)	(6.1)%
Operating expenses
Cost of products	8,001	9,156	(1,155)	(12.6)%
Cost of services	7,013	5,803	1,210	20.9%
Research and development	36,472	29,035	7,437	25.6%
Selling, general and administrative	39,277	33,812	5,465	16.2%
Total operating expenses	90,763	77,806	12,957	16.7%
Operating loss	(44,747)	(28,821)	(15,926)	55.3%
Total other income, net	6,086	4,647	1,439	31.0%
Equity in loss of affiliates	(2,993)	(6,255)	3,262	(52.2)%
Loss before income taxes	(41,654)	(30,429)	(11,225)	36.9%
Income tax benefit	818	418	400	95.7%
Net loss	(40,836)	(30,011)	(10,825)	36.1%
Net loss attributable to noncontrolling interests	1,147	1,029	118	11.5%
Net loss attributable to Intrexon	$(39,689)	$(28,982)	$(10,707)	36.9%

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenues for the three months ended September 30, 2017 and 2016, together with the changes in those items. See "Notes to the Consolidated Financial Statements (Unaudited) - Note 5" appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of our collaboration and licensing revenues.

	Three Months Ended September 30,		Dollar Change
	2017	2016
	(In thousands)
ZIOPHARM Oncology, Inc.	$10,373	$10,429	$(56)
Oragenics, Inc.	475	556	(81)
Fibrocell Science, Inc.	1,683	1,167	516
Genopaver, LLC	1,422	1,693	(271)
S & I Ophthalmic, LLC	376	2,782	(2,406)
OvaXon, LLC	262	709	(447)
Intrexon Energy Partners, LLC	1,903	4,855	(2,952)
Persea Bio, LLC	266	333	(67)
Ares Trading S.A.	2,356	2,316	40
Intrexon Energy Partners II, LLC	816	872	(56)
Intrexon T1D Partners, LLC	1,462	787	675
Harvest Start-up Entities (1)	4,020	1,293	2,727
Other	2,741	2,798	(57)
Total	$28,155	$30,590	$(2,435)

(1)
For the three months ended September 30, 2017, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc. For the three months ended September 30, 2016, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; and AD Skincare Inc.

Collaboration and licensing revenues decreased $2.4 million, or 8 percent, from the three months ended September 30, 2016 due to a decrease in research and development services for certain of our ECCs as we temporarily redeployed certain resources towards supporting prospective new platforms and partnering opportunities.
Product revenues and gross margin
Product revenues decreased $1.6 million, or 17 percent, from the three months ended September 30, 2016. The decrease in product revenues was primarily due to lower customer demand for cows and live calves. Gross margin on products also decreased in the current period primarily due to customer demand.
Service revenues and gross margin
Service revenues increased $1.3 million, or 15 percent, over the three months ended September 30, 2016. The increase in service revenues relates to an increase in the number of bovine in vitro fertilization cycles performed due to higher customer demand. Gross margin on these services was consistent period over period.
Research and development expenses
Research and development expenses increased $7.4 million, or 26 percent, over the three months ended September 30, 2016. The increase is due primarily to increases in (i) salaries, benefits and other personnel costs for research and development employees, (ii) depreciation and amortization, (iii) rent and utilities expenses, and (iv) lab supplies and consulting expenses. Salaries, benefits and other personnel costs increased $2.6 million due to an increase in research and development headcount necessary to invest in current or expanding platforms and to develop new prospective collaborations and other partnering opportunities. Depreciation and amortization increased $2.0 million primarily as a result of (i) the amortization of developed technology acquired from Oxitec Limited, or Oxitec, which began in November 2016 upon the completion of certain operational and regulatory events, and (ii) the amortization of developed technology acquired from GenVec, Inc., or GenVec, in June 2017. Rent and utilities expenses increased $1.4 million due to the expansion of certain facilities to support our increased headcount. Lab supplies and consulting expenses increased $1.1 million as a result of (i) the progression of certain programs into the preclinical and clinical phases with certain of our collaborators and (ii) the expansion or improvement of certain of our platform technologies.
Selling, general and administrative expenses
SG&A expenses increased $5.5 million, or 16 percent, over the three months ended September 30, 2016. Salaries, benefits and other personnel costs increased $2.7 million primarily due to (i) increased headcount to support our expanding operations and (ii) increased stock-based compensation expense resulting from grants to certain of our officers in February 2017. Legal and professional fees increased $0.9 million primarily due to (i) increased legal fees to defend ongoing litigation and (ii) increased fees incurred for business development and prospective partnering efforts.
Total other income, net
Total other income, net, increased $1.4 million or 31 percent, over the three months ended September 30, 2016. This increase was primarily attributable to (i) increases in fair market value of our equity securities portfolio and (ii) dividend income from our investments in preferred stock.
Equity in net loss of affiliates
Equity in net loss of affiliates for the three months ended September 30, 2017 and 2016 includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. The $3.3 million, or 52 percent, decrease from the three months ended September 30, 2016 was primarily due to the temporary redeployment of certain resources away from these JV programs towards supporting prospective new platforms and additional collaborations.

Comparison of the nine months ended September 30, 2017 and the nine months ended September 30, 2016
The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2017	2016
	(In thousands)
Revenues
Collaboration and licensing revenues	$89,384	$82,144	$7,240	8.8%
Product revenues	25,780	28,699	(2,919)	(10.2)%
Service revenues	37,890	33,298	4,592	13.8%
Other revenues	899	783	116	14.8%
Total revenues	153,953	144,924	9,029	6.2%
Operating expenses
Cost of products	25,625	29,471	(3,846)	(13.1)%
Cost of services	21,805	17,807	3,998	22.5%
Research and development	104,663	83,266	21,397	25.7%
Selling, general and administrative	113,258	106,956	6,302	5.9%
Total operating expenses	265,351	237,500	27,851	11.7%
Operating loss	(111,398)	(92,576)	(18,822)	20.3%
Total other income (expense), net	27,632	(39,125)	66,757	170.6%
Equity in loss of affiliates	(11,273)	(16,951)	5,678	(33.5)%
Loss before income taxes	(95,039)	(148,652)	53,613	(36.1)%
Income tax benefit	2,164	3,290	(1,126)	(34.2)%
Net loss	(92,875)	(145,362)	52,487	(36.1)%
Net loss attributable to noncontrolling interests	3,123	2,887	236	8.2%
Net loss attributable to Intrexon	$(89,752)	$(142,475)	$52,723	(37.0)%

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenues for the nine months ended September 30, 2017 and 2016, together with the changes in those items. See "Notes to the Consolidated Financial Statements (Unaudited) - Note 5" appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of our collaboration and licensing revenues.

	Nine Months Ended September 30,		Dollar Change
	2017	2016
	(In thousands)
ZIOPHARM Oncology, Inc.	$31,322	$24,380	$6,942
Oragenics, Inc.	1,519	1,869	(350)
Fibrocell Science, Inc.	5,375	4,418	957
Genopaver, LLC	4,615	4,908	(293)
S & I Ophthalmic, LLC	751	6,326	(5,575)
OvaXon, LLC	1,966	2,211	(245)
Intrexon Energy Partners, LLC	8,909	13,055	(4,146)
Persea Bio, LLC	821	988	(167)
Ares Trading S.A.	8,474	6,939	1,535
Intrexon Energy Partners II, LLC	2,921	2,316	605
Intrexon T1D Partners, LLC	3,882	1,097	2,785
Harvest Start-up Entities (1)	11,835	2,666	9,169
Other	6,994	10,971	(3,977)
Total	$89,384	$82,144	$7,240

(1)
For the nine months ended September 30, 2017, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc. For the nine months ended September 30, 2016, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc; and AD Skincare, Inc.

Collaboration and licensing revenues increased $7.2 million, or 9 percent, over the nine months ended September 30, 2016 primarily due to the recognition of deferred revenue associated with the payment received in June 2016 from ZIOPHARM to amend our collaborations and increased revenues associated with collaborations entered into with the Harvest start-up entities in 2016.
Product revenues and gross margin
Product revenues decreased $2.9 million, or 10 percent, from the nine months ended September 30, 2016. The decrease in product revenues was primarily due to lower customer demand for cows and live calves. Gross margin on products improved in the current period primarily due to a decline in the average cost of cows.
Service revenues and gross margin
Service revenues increased $4.6 million, or 14 percent, over the nine months ended September 30, 2016. The increase in service revenues relates to an increase in the number of bovine in vitro fertilization cycles performed due to higher customer demand. Gross margin on services decreased slightly in the current period primarily due to an increase in royalties and commissions due to vendors.
Research and development expenses
Research and development expenses increased $21.4 million, or 26 percent, over the nine months ended September 30, 2016. The increase is due primarily to increases in (i) salaries, benefits and other personnel costs for research and development employees, (ii) lab supplies and consulting expenses, (iii) depreciation and amortization, and (iv) rent and utilities expenses.

Salaries, benefits and other personnel costs increased $7.4 million due to an increase in research and development headcount necessary to invest in current or expanding platforms and to develop new prospective collaborations and other partnering opportunities. Lab supplies and consulting expenses increased $6.3 million due to (i) the progression of certain programs into the preclinical and clinical phases with certain of our collaborators and (ii) the expansion or improvement of certain of our platform technologies. Depreciation and amortization increased $4.3 million primarily as a result of (i) the amortization of developed technology acquired from Oxitec, which began in November 2016 upon the completion of certain operational and regulatory events, and (ii) the amortization of developed technology acquired from GenVec in June 2017. Rent and utilities expenses increased $2.5 million due to the expansion of certain facilities to support our increased headcount.
Selling, general and administrative expenses
SG&A expenses increased $6.3 million, or 6 percent, over the nine months ended September 30, 2016. Salaries, benefits and other personnel costs increased $4.2 million primarily due to (i) increased headcount to support our expanding operations and (ii) increased stock-based compensation expense resulting from grants to certain of our officers in February 2017. Legal and professional fees increased $4.7 million primarily due to (i) increased legal fees to defend ongoing litigation, (ii) increased business development and public relations consulting expenses, and (iii) our acquisition of GenVec in June 2017. These increases were offset by $4.2 million in litigation expenses recorded in the prior period arising from the entrance of a court order in our trial with XY, LLC.
Total other income (expense), net
Total other income (expense), net, increased $66.8 million, or 171 percent, over the nine months ended September 30, 2016. This increase was primarily attributable to (i) increases in fair market value of our equity securities portfolio, investments in preferred stock, and other convertible instruments and (ii) dividend income from our investments in preferred stock.
Equity in net loss of affiliates
Equity in net loss of affiliates for the nine months ended September 30, 2017 and 2016 includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. The $5.7 million, or 33 percent, decrease was primarily due to the temporary redeployment of certain resources away from these JV programs towards supporting prospective new platforms and additional collaborations.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception and as of September 30, 2017, we had an accumulated deficit of $820.6 million. From our inception through September 30, 2017, we have funded our operations principally with proceeds received from private and public offerings, cash received from our collaborators and through product and service sales made directly to customers. As of September 30, 2017, we had cash and cash equivalents of $64.2 million and short-term investments of $44.5 million. Additionally, in October 2017, we entered into the Preferred Stock Facility with an affiliate of Third Security through which we may draw an additional $100 million through the issuance of Series A Preferred Stock. Cash in excess of immediate requirements is invested primarily in money market funds and U.S. government debt securities in order to maintain liquidity and preserve capital.
We currently generate cash receipts primarily from technology access fees, reimbursement of research and development services performed by us and sales of products and services.

Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$(70,259)	$(31,780)
Investing activities	80,418	(45,144)
Financing activities	(9,420)	11,162
Effect of exchange rate changes on cash and cash equivalents	870	(313)
Net increase in cash and cash equivalents	$1,609	$(66,075)
Cash flows from operating activities:
Our current period net loss of $92.9 million, after adjustment for significant noncash items of (i) $31.9 million of stock-based compensation expense, (ii) $22.9 million of depreciation and amortization expense, (iii) $12.3 million of noncash dividend income, (iv) $11.3 million of equity in net loss of affiliates, (v) $9.2 million of noncash net unrealized and realized gains on our equity securities and preferred stock, and (vi) $8.4 million of shares issued as payment for services, was $39.9 million. Additionally, we had a $29.1 million net increase in our operating assets and liabilities primarily as a result of the recognition of previously deferred revenue. Our prior period net loss of $145.4 million, after deduction of significant noncash items of (i) $45.4 million of noncash unrealized losses on our equity securities, (ii) $30.6 million of stock-based compensation expense, (iii) $17.7 million of depreciation and amortization expense, (iv) $17.0 million of equity in net loss of affiliates, and (v) $8.3 million of shares issued as payment for services, was $26.4 million. Also during the nine months ended September 30, 2016, we received a $10.0 million technology access fee pursuant to a new collaboration and had an additional $12.7 million net increase in our operating assets and liabilities primarily as a result of the recognition of previously deferred revenue and payments of accrued compensation.
Cash flows from investing activities:
During the nine months ended September 30, 2017, we received proceeds of $136.3 million from the maturity of short-term investments and used $32.7 million for purchases of property, plant and equipment, $14.2 million for the purchase of a land-based aquaculture facility by AquaBounty Technologies, Inc., or AquaBounty, and $10.6 million for investments in our JVs. During the nine months ended September 30, 2016, we used $20.2 million in purchases of property, plant and equipment, $9.4 million for investments in our JVs, $7.2 million to acquire the assets of EnviroFlight, LLC, and purchased $3.3 million of net short-term and long-term investments.
Cash flows from financing activities:
During the nine months ended September 30, 2017, we paid $8.7 million of deferred consideration to former shareholders of acquired businesses. During the nine months ended September 30, 2016, we received $18.2 million from stock option exercises and paid $6.7 million of deferred consideration to former shareholders of an acquired business.
Future capital requirements
We established our strategy and business model of commercializing our technologies through collaborations with development expertise in 2010, and we consummated our first collaboration in January 2011. We believe that our efforts to partner our more mature programs and capabilities and to continue to consummate collaborations across our various market sectors will result in additional upfront, milestone and cost recovery payments in the future.
We believe that our existing cash and cash equivalents, short-term investments, cash expected to be received from our current collaborators and for sales of products and services provided by our consolidated subsidiaries, and proceeds received from any issuance of Series A Preferred Stock under the Preferred Stock Facility will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.

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
Until such time, if ever, as we can regularly generate positive operating cash flows, we may finance our cash needs through a combination of equity offerings, including issuances from the Preferred Stock Facility; debt financings; government or other third-party funding; strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments as of September 30, 2017 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$64,352	$7,314	$16,131	$13,699	$27,208
Purchase commitments	10,618	3,373	7,245	—	—
Long term debt	6,004	434	816	1,194	3,560
Contingent consideration	2,911	—	2,911	—	—
	$83,885	$11,121	$27,103	$14,893	$30,768
In addition to the obligations in the table above, as of September 30, 2017 we also have the following significant contractual obligations described below.
In conjunction with the formation of our JVs, we committed to making future capital contributions of at least $45.0 million to the JVs, subject to certain conditions and limitations. As of September 30, 2017, our remaining capital contribution commitments to our JVs were $19.2 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
We are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products which incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. At September 30, 2017, we also had research and development commitments with third parties totaling $9.5 million that had not yet been incurred.
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
In January 2009, AquaBounty was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. Amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. AquaBounty claimed all amounts available under the grant, resulting in total long term debt of $2.1 million on our consolidated financial statements as of September 30, 2017. This amount is not included in the table above due to the uncertainty of the timing of repayment.
Net operating losses
As of September 30, 2017, we had net operating loss carryforwards of approximately $243.7 million for U.S. federal income tax purposes available to offset future taxable income, including approximately $13.4 million acquired in our acquisition of GenVec, and U.S. federal and state research and development tax credits of approximately $7.8 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or

Section 382. These carryforwards begin to expire in 2022. Our direct foreign subsidiaries have foreign loss carryforwards of approximately $146.8 million, most of which do not expire. Excluding certain deferred tax liabilities totaling $15.9 million, our remaining net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.
Our past issuances of stock and mergers and acquisitions have resulted in ownership changes within the meaning of Section 382. As a result, the utilization of portions of our net operating losses may be subject to annual limitations. As of September 30, 2017, approximately $15.1 million of our domestic net operating losses generated prior to 2008 are limited by Section 382 to annual usage limits of approximately $1.5 million. As of September 30, 2017, approximately $33.6 million of domestic net operating losses were inherited via acquisition and are limited based on the value of the respective targets at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
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
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $108.7 million and $243.2 million at September 30, 2017 and December 31, 2016, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities, corporate notes and bonds, and certificates of deposit. The primary objective of our investment activities is to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities, corporate notes and bonds, and certificates of deposit which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.

Investments in publicly traded companies' common stock
We have common stock investments in several publicly traded companies that are subject to market price volatility. We have adopted the fair value method of accounting for these investments, except for our investment in AquaBounty as further described below, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income (expense), net for the period. As of September 30, 2017 and December 31, 2016, the original aggregate cost basis of these investments was $102.6 million and $104.0 million, respectively, and the market value was $26.6 million and $23.5 million, respectively. The fair value of these investments is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these companies. The fair value of these investments as of September 30, 2017 would be approximately $29.3 million and $21.3 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2016 would be approximately $25.9 million and $18.8 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
The common stock of AquaBounty commenced trading on the NASDAQ Stock Market in January 2017 and ceased trading on the London Stock Exchange in May 2017. As of September 30, 2017, we owned 5,162,277 shares or approximately 58 percent of AquaBounty. The fair value of our investment in AquaBounty as of September 30, 2017 and December 31, 2016 was $36.7 million and $40.1 million, respectively, based on AquaBounty's quoted closing price on the NASDAQ Stock Market and London Stock Exchange, respectively. The fair value of our investment in AquaBounty as of September 30, 2017 would be approximately $40.4 million and $29.4 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2016 would be approximately $44.1 million and $32.1 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty.
Investments in publicly traded companies' preferred stock
We have preferred stock investments in two publicly traded companies, which may be converted to common stock in the future. We have adopted the fair value method of accounting for these investments whereby the value of preferred stock is adjusted to fair value as of each reporting date. As of September 30, 2017 and December 31, 2016, the original cost basis of these investments, including dividends, was $140.5 million and $127.4 million, respectively, and the fair value of these investments was $148.5 million and $129.5 million, respectively. The fair value of these investments is subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of the preferred stock into common stock, the volatility of each company's common stock, and changes in general economic and financial conditions of these companies. The fair value of these investments as of September 30, 2017 would be approximately $163.4 million and $118.8 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2016 would be approximately $142.5 million and $103.6 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
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
There has been no change in our internal control over financial reporting during the three months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2016, two putative shareholder class action lawsuits, captioned Hoffman v. Intrexon Corporation et al. and Gibrall v. Intrexon Corporation et al., were filed in the U.S. District Court for the Northern District of California on behalf of purchasers of our common stock between May 12, 2015 and April 20, 2016, or the Class Period. In July 2016, the court consolidated the lawsuits and appointed a lead plaintiff. The consolidated amended complaint names as defendants us and certain of our current and former officers, or the Defendants. It alleges, among other things, that the Defendants made materially false and/or misleading statements during the Class Period with respect to our business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs' claims are based in part upon allegations in a report published in April 2016 on the Seeking Alpha financial blog. The plaintiffs seek compensatory damages, interest and an award of reasonable attorneys' fees and costs. The Defendants moved to dismiss the case. On February 24, 2017, the court granted our motion to dismiss the lawsuit on the grounds that the plaintiff failed to state a claim, while granting the plaintiff leave to amend. The plaintiff subsequently notified the court that it would seek to appeal the court's ruling rather than amend its complaint. On April 26, 2017, the court entered final judgment in the case. Notice of appeal was filed by the plaintiff on May 26, 2017. On October 26, 2017, the plaintiff filed a voluntary motion to dismiss the case, which the court of appeals granted on November 1, 2017.
In July 2016, a putative shareholder derivative action captioned Basile v. Kirk et al. was filed in the Circuit Court of Fairfax County, Virginia, against certain of our directors, our CEO, and Third Security, and naming us as a nominal defendant. The complaint alleges causes of action for breaches of fiduciary duty and unjust enrichment relating to the entry by us into the Services Agreement with Third Security. The plaintiff seeks, among other things, damages in an unspecified amount, disgorgement of improper benefits, appropriate equitable relief, and an award of attorney fees and other costs and expenses. The complaint is substantially similar to two separate demands made by shareholders concerning the Services Agreement and Mr. Kirk's compensation. Our board of directors appointed a Special Litigation Committee, or the SLC, consisting of independent directors to investigate the claims and allegations made in the derivative action and in the two shareholder demands and to decide on our behalf whether the claims and allegations should be pursued. The Basile case was stayed pending the report of the SLC. In November 2016, the SLC completed its review and evaluation and unanimously determined that the claims were without merit because the compensation arrangements were the result of an informed and disinterested decision-making process and were fair to the Company, and that prosecution of the asserted claims was not in our or our shareholders' best interest. Based upon the determination of the SLC, on February 24, 2017 we moved to dismiss the court action pursuant to Virginia statute. On June 8, 2017, the court granted our motion to dismiss while granting the plaintiff leave to amend. On August 30, 2017, the plaintiff filed a consent motion for leave to amend along with the amended shareholder derivative complaint. The Company moved to dismiss the amended complaint on October 6, 2017. We intend to continue to defend the lawsuit vigorously. There can be no assurance, however, regarding the ultimate outcome of the case.
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
Item 1A. Risk Factors
As disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. There are no additional material updates or changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2016, except as follows:
Randal J. Kirk controls approximately 47 percent of our common stock as of September 30, 2017, and is able to control or significantly influence corporate actions, which may result in Mr. Kirk taking actions contrary to the desires of our other shareholders.
We have historically been controlled, managed and principally funded by Randal J. Kirk, our Chairman and Chief Executive Officer, and affiliates of Mr. Kirk, including Third Security. As of September 30, 2017, Mr. Kirk and shareholders affiliated with him beneficially owned approximately 47 percent of our voting stock. In addition, pursuant to our Preferred Stock Facility, we may, from time to time at our sole and exclusive option, issue and sell to an affiliate of Mr. Kirk up to 1,000,000 shares of our Series A Preferred Stock, which will be convertible into shares of our common stock upon the approval of our shareholders, subject to regulatory approval, at a conversion rate based on future market prices. Mr. Kirk is able to control or significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of Mr. Kirk may not always coincide with the interests of other shareholders, and he may take actions that advance his personal interests and are contrary to the desires of our other shareholders.
In connection with the Preferred Stock Facility, we have filed an amendment to our articles of incorporation to set the designations of our new Series A Preferred Stock with terms that are preferential to those of our common stock.
Our articles of incorporation authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. In connection with our Preferred Stock Facility, we filed an amendment to our articles of incorporation to set the designations of our Series A Preferred Stock, which, if and when issued, will have certain preferences over our common stock, including accrued dividends of 8 percent per annum and, subject to limited exceptions, seniority to our common stock with respect to the rights to the payment of dividends and on parity with our common stock with respect to the distribution of assets in the event of a liquidation, dissolution, or winding up or change of control of the Company.
After December 31, 2020, the holder of the Series A Preferred Stock, if and when issued, may require us to redeem any or all of the outstanding Series A Preferred Stock.
If we are unable to obtain the approval of our shareholders to convert any outstanding shares of Series A Preferred Stock prior to December 31, 2020, the holder of the Series A Preferred Stock may require us to redeem any or all of the outstanding shares of Series A Preferred Stock at the issue price of $100 per share plus any accumulated but unpaid dividends thereon to, but not including, the redemption date, subject to adjustments. Any such redemption of our Series A Preferred Stock in cash would reduce the cash that we have available to invest in our business. In the event that we have issued Series A Preferred Stock and redemption is required, there can be no assurance that we will have enough cash at such time to redeem the outstanding shares.
Additionally, in evaluating our risks, readers also should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
From July 1, 2017 through September 30, 2017, we consummated the following transactions involving the issuance of unregistered securities:

•
the issuance of 118,828 unregistered shares of our common stock in July, August, and September 2017, as payment under the Services Agreement entered into and effective as of November 1, 2015, as amended, by and between us and Third Security as previously discussed in our Current Report on Form 8-K filed on October 30, 2015; November 3, 2016; and December 30, 2016. We issued these shares of common stock in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act.

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
(c) Issuer Purchases of Equity Securities
Not applicable.
Item 5. Other Information
On November 6, 2017, we filed with the State Corporation Commission of the Commonwealth of Virginia, the SCC, Articles of Amendment to our Amended and Restated Articles of Incorporation, or the Amendment, which amended Article III thereof to set the designations of the Series A Preferred Stock to be issued pursuant to the Preferred Stock Facility. The Amendment became effective upon the issuance by the SCC on November 6, 2017, of a certificate of amendment.
The Amendment authorizes 1,000,000 shares of Series A Preferred Stock, which are non-voting, accrue dividends of 8 percent per annum and, subject to limited exceptions, are senior to our common stock with respect to the rights to the payment of dividends and on parity with our common stock with respect to the distribution of assets in the event of any liquidation, dissolution or winding up or change of control. The Series A Preferred Stock is also redeemable at our election at any time, or at the election of the holders thereof after December 31, 2020.
The Series A Preferred Stock is convertible into shares of our common stock following the approval of our shareholders, including a majority of the shares voted by shareholders unaffiliated with Mr. Kirk, subject to any regulatory approvals. The conversion price used for the conversion will be the 20-day volume-weighted average market price of our common stock as of market closing on the fifth business day prior to the mailing of the proxy statement soliciting the shareholder approval, subject to adjustment for certain stock splits and similar events. We have agreed to take all reasonable steps necessary to seek shareholder approval on or before the date of our annual meeting of shareholders in 2019. In addition, prior to conversion, in the event of any voluntary or involuntary liquidation, dissolution or winding up or change of control, the holders of the Series A Preferred Stock will be entitled to participate with the holders of our common stock on a pro rata, as-converted basis, based on a deemed conversion rate of $18.96, which was calculated using the 20-day volume-weighted average market price of our common stock as of market closing on October 13, 2017, subject to adjustment for certain stock splits and similar events.
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Amendment and the Amended and Restated Articles of Incorporation, as amended, copies of which are attached hereto as Exhibit 3.2 and Exhibit 3.1, respectively, and incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
3.1*
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Intrexon Corporation's Current Report on Form 8-K filed on August 15, 2013 with the Securities and Exchange Commission).

3.2**	Articles of Amendment to the Amended and Restated Articles of Incorporation.

10.1*†
Amendment to the Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, effective as of June 28, 2017 (incorporated by reference to Exhibit 10.1 to Intrexon Corporation's Current Report on Form 8-K filed on June 30, 2017 with the Securities and Exchange Commission).

10.2*
Preferred Stock Equity Facility Agreement, dated October 16, 2017, by and between Kapital Joe, LLC and Intrexon Corporation (incorporated by reference to Exhibit 10.1 to Intrexon Corporation's Current Report on Form 8-K filed on October 16, 2017 with the Securities and Exchange Commission).

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

101.0
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Shareholders' and Total Equity for the nine months ended September 31, 2017, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) the Notes to Consolidated Financial Statements.

*    Previously filed.

**	Furnished herewith.

†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intrexon Corporation
(Registrant)

Date: November 9, 2017	By:	/s/ Rick L. Sterling
Rick L. Sterling
Chief Financial Officer
(Principal Financial and Accounting Officer)