Form 10-K
period 2017-12-31
INTREXON CORP
filed 2018-03-01
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant's common stock held by non-affiliates based upon the closing price of such shares on the New York Stock Exchange on such date was approximately $1.4 billion.
As of February 15, 2018, 129,066,114 shares of common stock, no par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2017.

________________________
Intrexon®, Oxitec®, Arctic®, ViaGen®, BioPop®, ActoBiotics®, UltraVector®, Trans Ova Genetics®, RheoSwitch®, RheoSwitch Therapeutic System®, RTS®, LEAP®, Design-Build-Test-Learn® and AquAdvantage® are our and/or our affiliates' registered trademarks in the United States and AdenoVerse™, AquaBounty™, EnviroFlight™, AttSite™ and Okanagan Specialty Fruits™ are our and/or our affiliates' common law trademarks in the United States. This Annual Report on Form 10-K, or Annual Report, and the information incorporated herein by reference contain references to trademarks, service marks and trade names owned by us or other companies. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names. We do not intend our use or display of other companies' trade names, service marks or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners.

Special Note Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding our strategy, future events, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our strategy and overall approach to our business model;

•	our ability to successfully enter new markets or develop additional products, whether with our collaborators or independently;

•	our ability to successfully enter into optimal strategic relationships with our subsidiaries and operating companies that we may form in the future;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	actual or anticipated variations in our operating results;

•	our current and future joint ventures, or JVs, exclusive channel collaborations, or ECCs, license agreements and other collaborations;

•	developments concerning our collaborators and licensees;

•	actual or anticipated fluctuations in our competitors' or our collaborators' and licensees' operating results or changes in their respective growth rates;

•	our cash position;

•	market conditions in our industry;

•	our ability to protect our intellectual property and other proprietary rights and technologies;

•	our ability to adapt to changes in laws or regulations and policies;

•
the ability of our collaborators and licensees to adapt to changes in laws or regulations and policies and to secure any necessary regulatory approvals to commercialize any products developed under the ECCs, license agreements and JVs;

•	the ability of our collaborators and licensees to protect our intellectual property and other proprietary rights and technologies;

•	the ability of our collaborators and licensees to develop and successfully commercialize products enabled by our technologies;

•	the rate and degree of market acceptance of any products developed by our subsidiaries, a collaborator under an ECC, or through a JV or license under a license agreement;

•	our ability to retain and recruit key personnel;

•	the result of litigation proceedings that we face currently or may face in the future;

•	our expectations related to the use of proceeds from our public offerings and other financing efforts;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

•	the impact of the Tax Cuts and Jobs Act of 2017, or the Tax Act, on our current and future operating results.
Forward-looking statements may also concern our expectations relating to our subsidiaries and other affiliates. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report, particularly in Item 1A, "Risk Factors," that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, JVs or investments that we may make.
You should read this Annual Report, the documents that we reference in this Annual Report, the audited consolidated financial statements and related notes thereto included in this Annual Report and the documents that we have filed as exhibits to our filings with the Securities and Exchange Commission, or SEC, completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
We believe we are a leader in the field of synthetic biology, focusing on programming biological systems to alleviate disease, remediate environmental challenges, and provide sustainable food and industrial chemicals. Synthetic biology involves the tightly controlled expression of natural and engineered genes (DNA segments) in a variety of animal, plant and microorganismal hosts. Our historical approach primarily involved an ECC model in which we served principally as the technology engine for a partner experienced in a given commercial arena. As our experience has deepened, we have moved toward more JVs and the self-development of projects we view as particularly compelling and within our increasing areas of expertise.
Synthetic biology is a rapidly evolving discipline that applies engineering principles to biological systems to enable rational, design-based control of cellular function for a specific purpose. Using our suite of proprietary and complementary technologies, we design, build and regulate gene programs, which are DNA sequences that consist of key genetic components. A single gene program or a complex, multi-genic program is fabricated and stored within a DNA vector. Vectors are segments of DNA used as a vehicle to transmit genetic information. DNA vectors can, in turn, be introduced into cells in order to generate a simple or complex cellular system, which are the basic and complex cellular activities that take place within a cell and the interaction of those systems in the greater cellular environment. It is these genetically modified cell systems that can be used to produce biological effector molecules, or be employed directly to enable the development of new and improved products and manufacturing processes across a variety of end markets, including health, food, energy, environment, and consumer. Our synthetic biology capabilities include the ability to precisely control the amount, location and modification of biological molecules to control the function and output of living cells and optimize for desired results at an industrial scale.
Working with our subsidiaries, JVs, and collaborators, we seek to create more effective, less costly and more sustainable solutions than can be provided through current industry practices. Our technologies combine the principles of precision engineering, statistical modeling, automation and production at an industrial scale. We efficiently engineer precise and complex gene programs across many cell types. We apply the engineering principle of a design-build-test-learn continuum, through which we accumulate knowledge about the characteristics and performance of gene programs and cell lines. This process of continuous learning allows us to enhance our ability to design and build improved and more complex gene programs and cellular systems.
While the field of synthetic biology is still emerging, the addressable markets that may benefit from this approach are large and well-established. In health, synthetic biology may provide new approaches to treating diseases, as well as improvements to the manufacture of existing products. It is estimated that the global biopharmaceuticals market is over $175 billion. While genetically modified salmon or tilapia may be considered new products, the global market for aquaculture was estimated at more than $170 billion in 2017. Genetically modified agricultural plants are already grown on approximately 180 million hectares around the world and are worth an estimated $15 billion. In energy, we are working to create novel, highly engineered bacteria that utilize specific energy feedstocks, typically pipeline grade natural gas, to synthesize commercial end products, such as isobutanol for gasoline blending, 2,3 Butanediol for conversion to synthetic rubber and 1,4 Butanediol for polyester. Today these target markets are estimated to represent over $100 billion in aggregate commercial opportunity.
We believe our technologies are broadly applicable across many diverse end markets, including some end markets that have failed to recognize the applicability of synthetic biology or failed to efficiently utilize biologically-based processes to produce products. To enable us to maximize the number of these markets we could address, we devised a strategy that allowed us to focus on our core expertise in synthetic biology while developing many different commercial product candidates via collaborations in a broad range of industries or end markets. Historically, we built our business primarily around the formation of ECCs. An ECC is an agreement with a collaborator to develop products based on technologies in a specifically defined field. We have sought collaborators with expertise within a specific industry sector and the commitment to provide resources for the commercialization of products within that industry sector. Through our ECCs, we provide expertise in the engineering of gene programs and cellular systems, and our collaborators are responsible for providing market and product development expertise, as well as sales and marketing capabilities. In addition, we have sometimes executed a research collaboration to develop an early-stage program pursuant to which we received reimbursement for our development costs but the exclusive commercial rights, and related access fees, were deferred until completion of an initial research program.

This ECC strategy has allowed us to leverage our capabilities and capital across numerous product development programs and a broader landscape of end markets than we would have been capable of addressing on our own. The strategy has also allowed us to participate in the potential upside from products that are enabled by our technologies across an extensive range of industries, without the need for us to invest considerable resources in bringing individual products to market. We presently are party to a number of these collaborations, which are in varying stages from research and development of product candidates to monitoring the progress of our collaborator in their further development and, we expect, commercialization of product candidates enabled through our collaborations.
Over time, our strategy has evolved away from ECC-type collaborations to relationships and structures that provide us with more control and ownership over the development process and commercialization path. In these new relationships and structures, we bear more of the responsibility to fund the projects and execute on product candidate development.
First, in certain strategic circumstances, we may enter into a JV with a third party collaborator whereby we may contribute access to our technology, cash or both into the JV which we will jointly control with our collaborator. Pursuant to a JV agreement, we may be required to contribute additional capital to the JV, and we may be able to receive a higher financial return than we would normally receive from an ECC to the extent that we and our collaborator are successful in developing one or more products. Second, we are increasing the resources we are expending internally on early-stage proof of concept programs where we can leverage our competitive edge in gene program creation and host cell and genome expertise. We are also seeking to partner more mature programs and capabilities or later-stage assets. In this way, we endeavor to leverage our capital resources and ultimately hope to realize significant value from our mature assets.
As we consider the broad potential applications of our synthetic biology technologies, and consistent with the evolution of our business strategy, we have acquired a number of ventures that are already enabling products that benefit from the application of synthetic biology. Our strategy contemplates the continued acquisition of product-focused companies that we believe may leverage our technologies and expertise in order to expand their respective product applications. We believe that the acquisition of these types of companies allows us to develop and commercialize innovative products and create significant value.
Consistent with the ongoing evolution of our strategy, from principally utilizing ECCs to seeking a more diverse approach to leverage our technology assets, we routinely consider ways to organize our business and the grouping of our assets to facilitate strategic opportunities.
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
In the early 1970s, scientists utilized basic tools and procedures for transferring DNA from one organism to another. Foundational tools included: gene programs contained in vectors; enzymes that could cut DNA at specific sites; and enzymes that could "glue" two complementary segments of DNA together. Developments between 1980 and the end of the 20th century advanced the field of genetic engineering, including automated DNA sequencing, DNA amplification via polymerase chain reaction and the creation of genetically modified organisms. However, the simplistic "cut-and-paste" nature of the available tools and the absence of genomic sequence information significantly restricted the scope of early synthetic biology efforts.
More recently, synthetic biology has been enabled by the application of information technology and advanced statistical analysis, also known as bioinformatics, to genetic engineering, as well as by improvements in DNA synthesis. Synthetic biology aims to engineer gene-based programs or codes to modify cellular function to achieve a desired biological outcome. For example, applications may include the replacement of a defective protein with a functional protein to treat a broad range of human and animal disease states or the production of multiple proteins through the regulation of several genes in a cell to produce petrochemicals.

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
To support our approach, we have developed, acquired, and integrated a unique suite of technologies, and we continue to expand upon their capabilities. These technologies include: our UltraVector gene design and fabrication platform and its associated library of modular DNA components; Cell Systems Informatics; RheoSwitch inducible gene switch; AttSite Recombinases; Protein Engineering; Laser-Enabled Analysis and Processing, or LEAP; ActoBiotics platform; and AdenoVerse technology platform. These technologies are complementary in nature and share the following key characteristics:

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
We believe that we have the following competitive strengths:
We have a suite of proprietary and complementary technologies
We have built a suite of proprietary and complementary technologies that provides us with a comprehensive ability to design, create, modify and regulate gene programs and cellular systems across multiple host systems (human, animal, insect, plant, fungi, and bacteria). By virtue of the complementary nature of our technologies, we are able to provide our subsidiaries, JVs, and collaborators with a diverse array of capabilities, representing a "one stop shop" to potentially develop and commercialize new and differentiated products enabled by synthetic biology.

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
We believe we are a leader in synthetic biology
We believe we are the first company focused exclusively on applying synthetic biology across a broad spectrum of end markets and have been working in the field since 1998. Over the last 20 years, we have accumulated extensive knowledge and experience in the design, modification and regulation of gene programs. We believe all of these factors, coupled with our suite of proprietary and complementary technologies, provide us with a first-mover advantage in synthetic biology.
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
Our evolving business strategy allows us to leverage the broad potential of synthetic biology
We believe our ECC business model was a capital efficient and rapid way for us to initiate our participation in a diversified range of product opportunities and industrial end markets, including health, food, energy, environment, and consumer. While our ongoing ECCs continue to allow us to participate in the potential upside from products that are enabled by our technologies across an extensive range of industries, we believe that we are now capable of recognizing additional benefit from the product candidates enabled by our technologies through the formation of a variety of business structures, including operating subsidiaries and JVs. The flexibility of this approach, we believe, will enable us to maximize the value we receive for each particular opportunity within various industries in which we operate.
We have experienced management and employees
Our management team, including our Chief Executive Officer, Randal J. Kirk, consists of executives with a track record of success in building and managing research and development-driven companies. Our Chief Science Officer, Thomas D. Reed, was responsible for the initial conception and creation of our UltraVector technology platform. As of December 31, 2017, we had 481 research and development employees.
Our suite of proprietary and complementary technologies
We apply the potential of synthetic biology through our suite of proprietary and complementary technologies that combine the principles of precision engineering, statistical modeling, automation and production at an industrial scale. This enables us to engineer precise and complex gene programs across many cell types rapidly and inexpensively. These technologies include: our UltraVector gene design and fabrication platform and its associated library of modular DNA components; Cell Systems Informatics; RheoSwitch inducible gene switch; AttSite Recombinases; Protein Engineering; LEAP processing; ActoBiotics platform; and AdenoVerse technology platform.
In order to create a highly functional biological system, we recognize the complexity of cellular processes and the necessity to construct an optimized gene program in conditions reflective of the natural environment to allow for the creation of the optimal biological product. This requires a rigorous understanding of cell signaling pathways as well as the interactions that influence the expression of protein. This knowledge is captured in our advanced Cell Systems Informatics, which uses statistical modeling and other analytic frameworks to determine the most efficient pathways for an intended biochemical result, and also plays a critical role in our research and development as this database of information allows us to explore new targets of potential interest to our current or future subsidiaries, JVs, and collaborators. Moreover, our bioinformatics and computational modeling platform is central to our Protein Engineering, which focuses on designing enhanced and/or novel protein functionalities, including stability, localization, and catalytic activity.
In addition to creating optimized gene programs via the most efficient cell signaling pathways and in the relevant cellular environments, we have a growing library of genetic components with our UltraVector platform that enable design and assembly of gene programs which facilitate control over the quality, function, and performance of living cells. Our RheoSwitch inducible gene switch provides quantitative dose-proportionate regulation of the amount and timing of target protein expression, thereby providing another mechanism to closely control activity of a newly constructed gene program. Further, our AttSite Recombinases allow for stable, targeted gene integration and expression. Once cells have been engineered for the desired biological output, the LEAP automated platform can be used to identify and purify cells of interest, such as antibody expressing cells and stem cells. Furthermore, our ActoBiotics platform allows for targeted in situ expression of proteins and peptides from engineered microbes. Finally, our AdenoVerse technology platform is comprised of engineered adenovector serotypes which alone and in conjunction with our ability to further manipulate and improve the platform permits greater tissue specificity and target selection. We believe this platform will deliver a gene capacity exceeding 30kb which is three to six times greater than current viral delivery methods.
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
Human and Animal Health
It is estimated that the global biopharmaceuticals market is over $175 billion and is projected to reach greater than $290 billion by 2021. Additionally, the global animal health market was valued at more than $30 billion in 2015 and is expected to grow to over $50 billion by 2025. We believe that the unreliable, costly discovery and development process for new medicines is being replaced by the engineering of biology at the genetic, molecular, and cellular level. Our ability to regulate complex gene programs and cellular systems by applying the principles of science, engineering, and computational bioinformatics with proprietary technologies is being utilized to design new therapies for humans and animals. We are applying our approach to develop targeted gene therapy applications and novel solutions within oncology, rare diseases, active pharmaceutical ingredients, ocular diseases, human infertility, infectious diseases, and animal health, as well as autoimmune, metabolic, and gastrointestinal disorders. All of our human therapeutic product candidates are in the drug discovery, preclinical, or clinical stages of development.
Food and Agriculture
The Food and Agriculture Organization of the United Nations predicts that by 2050 the world's population will grow to almost 10 billion, global demand for food and other agricultural products is expected to increase 50 percent, and global demand for livestock products will increase by 70 percent. We are focused on enabling efficient, high-quality food production that sustainably supports the necessities of our growing population. By applying our suite of technologies, we aim to facilitate development of agricultural, livestock and aquaculture resources that deliver innovative approaches and superior production yields in an environmentally responsible manner.
Energy and Chemicals
Biological production via precise enzymatic conversion represents a promising approach for the efficient production of important energy products. Despite this promise, current attempts to produce "clean" energy are expensive to implement and operate at near break-even yields despite government assistance. Additionally, many alternative energy initiatives start from food sources such as corn and sugarcane. As a result, these low efficiency processes also compete for arable land and water with the agriculture industry. Using our cellular engineering experience and suite of technologies, we have developed microbial cell lines for bioconversion of methane to higher carbon content compounds. We believe this proprietary platform holds the potential to modernize the existing gas-to-liquids industry by generating important fuels and chemicals at a fraction of the cost of traditional conversion methods. Our bioconversion approach also is being designed to reach an overall balance between sustainable productive yields and attractive economic returns.
To date we have proven biological production of six valuable and large market fuel and chemical products. These products are isobutanol for gasoline blending, 2,3 Butanediol and isoprene for conversion to synthetic rubber, 1,4 Butanediol for polyester, farnesene for diesel fuel and lubricants and isobutyraldehyde for acrylics. In aggregate, we estimate that these products represent greater than a $100 billion market opportunity.
Environment
As a result of industrialization and rapidly growing global populations, chemicals, heavy metals, and various other contaminants of concern are pervasive in the environment. These pollutants result in poor quality of drinking water, loss of water supply, contaminated ground water and soil, high clean-up costs, and potential health problems. In addition, increased globalization has facilitated the spread of pests that affect human and environmental health by carrying disease and damaging crops. We seek to engineer biological solutions that are designed to protect, preserve or restore the environment and promote sustainability of natural resources. These biological approaches may replace products that present an environmental hazard. Examples include toxin-free, species-specific insect control methods that do not persist in the environment and microbial-based strategies for bioremediation of soil and water contamination.
Consumer Products
Despite its size and the number of products that can be achieved through biological means, the consumer market has experienced limited impact from synthetic biology. We are committed to developing biologically-based processes that displace petroleum-derived ingredients and polymers. Additionally, we are focused on reducing the wasteful practices associated with extracting compounds that occur in limiting amounts in plants and animals. Through our synthetic biology capabilities, we plan to utilize innovative biologically-based applications for the development of products, such as personal care items and decorative arts, to improve the lives of consumers every day.
Our business strategy
We believe our technologies are broadly applicable across many diverse end markets, including some end markets that have failed to recognize the applicability of synthetic biology or failed to efficiently utilize biologically-based processes to produce products. To enable us to maximize the number of these markets we could address, we devised a strategy that allowed us to focus on our core expertise in synthetic biology while developing many different commercial product candidates via collaborations in a broad range of industries or end markets. We built our business primarily around the formation of ECCs, as well as certain research collaborations.
This ECC strategy allowed us to leverage our capabilities and capital across numerous product development programs and a broader landscape of end markets than we would have been capable of addressing on our own. The strategy also allowed us to participate in the potential upside from products that are enabled by our technologies across an extensive range of industries, without the need for us to invest considerable resources in bringing individual products to market. We presently are party to a number of these collaborations, which are in varying stages from research and development of product candidates to monitoring the progress of our collaborator in their further development and, we expect, commercialization of product candidates enabled through our collaboration.
Over time, our strategy has evolved away from ECC-type collaborations to relationships and structures that provide us with more control and ownership over the development process and commercialization path. In these new relationships and structures, we bear more of the responsibility to fund the projects and execute on product candidate development.
First, in certain strategic circumstances, we may enter into a JV with a third party collaborator whereby we may contribute access to our technology, cash or both into the JV which we will jointly control with our collaborator. Pursuant to a JV agreement, we may be required to contribute additional capital to the JV, and we may be able to receive a higher financial return than we would normally receive from an ECC to the extent that we and our collaborator are successful in developing one or more products. Second, we are increasing the resources we are expending internally on early-stage proof of concept programs where we can leverage our competitive edge in gene program creation and host cell and genome expertise and are seeking to partner with more mature programs and capabilities, some of which may be through ECCs. In this way, we endeavor to leverage of our capital resources and ultimately hope to realize significant value from our mature assets. Our gas-to-liquid platform for bioconversion of methane to higher carbon content compounds, which we refer to as our methane bioconversion platform, or MBP, is an example of our implementation of a JV approach. Based on our internally developed work on our MBP technology, we have executed two JV arrangements with related parties for specific end products.
As we consider the broad potential applications of our synthetic biology technologies, and consistent with the evolution of our business strategy, we have acquired a number of ventures that are already enabling products that benefit from the application of synthetic biology. Our strategy contemplates the continued acquisition of product-focused companies that we believe may leverage our technologies and expertise in order to expand their respective product applications. We believe that the acquisition of these types of companies allows us to develop and commercialize innovative products and create significant value.
Consistent with the ongoing evolution of our strategy, from principally utilizing ECCs to seeking a more diverse approach to leverage our technology assets, we routinely consider ways to organize our business and the grouping of our assets to facilitate strategic opportunities. For example, effective January 1, 2018, we transferred substantially all of our gene and cell therapy assets for human health under a newly-formed wholly owned subsidiary, Precigen, Inc., or Precigen, and we consolidated therapeutic applications of our proprietary ActoBiotics platform under ActoBio Therapeutics, Inc., or ActoBio, another wholly owned subsidiary. Additionally, we may look to partner later-stage assets in the future.
Our ECCs
Although our strategy has evolved away from a focus primarily on ECCs, we remain party to a number of such collaborations, and we may, in the future, elect to enter into additional ECCs, or expand one or more of our existing ECCs. An ECC is an agreement with a collaborator to develop products based on our technologies in one or more specifically defined fields. These fields may be narrowly defined (representing, for example, a specific therapeutic approach for a single indication) or may be broad (representing, for example, an entire class of related products). In each case, we and the collaborator precisely define the field based on factors such as the expertise of the collaborator, the relative markets for the prospective products, the collaborator's resources available to commit to the ECC and our expectations as to other prospective ECCs in related areas. Regardless of the size of the field, under each ECC we grant the collaborator exclusive rights to our services and certain of our platform technologies to commercialize products within the field.
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
See Note 5 to our consolidated financial statements appearing elsewhere in this Annual Report for a discussion of the key financial terms of our significant ECCs.
Our operating subsidiaries
To derive value from the broad potential applications of our synthetic biology technologies, and consistent with the evolution of our business strategy, we routinely consider ways to organize our business to facilitate strategic opportunities. For example, effective January 1, 2018, we transferred substantially all of our gene and cell therapy assets for human health under a newly-formed wholly owned subsidiary, Precigen, and we consolidated therapeutic applications of our proprietary ActoBiotics platform under ActoBio. In addition, we have acquired a number of ventures that are already enabling products that benefit from the application of synthetic biology and that we now operate as subsidiaries. Our strategy contemplates the continued formation and acquisition of such operating subsidiaries. As these enterprises develop, we will determine whether to maintain full ownership, introduce investors via either private or public financing, or seek strategic options to partner or divest the businesses.
Primary wholly owned operating subsidiaries
Precigen, Inc.
Precigen is a fully-integrated gene and cell therapy company committed to delivering precision medicines through innovation that puts patients first. Utilizing platform technologies owned by Precigen or licensed from Intrexon for programming and engineering genetic code, Precigen is developing and investigating next-generation therapeutics to enable patient-focused, cost-effective treatments to address unmet medical needs in the areas of immuno-oncology, autoimmune conditions, and infectious diseases. Precigen is designing investigational therapies intended to be controllable and targeted, with a broad pipeline of internal and partnered programs, all of which are at the preclinical or clinical stages.
ActoBio Therapeutics, Inc.
ActoBio is pioneering a new class of microbe-based ActoBiotics biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics. The ActoBiotics platform produces biologics through oral or topical administration with treatment applications across many diseases including oral, gastrointestinal, and autoimmune/allergic disorders. We believe this cost-effective approach to development will provide safer and more efficacious treatments than injectable biologics. ActoBio, which is party to a number of our ECC agreements, has a strong research and development pipeline with the latest stage candidate in Phase 2b clinical trials and an extensive portfolio of candidates ready for clinical development across a number of potential indications.
Trans Ova Genetics, L.C.
Trans Ova Genetics, L.C., or Trans Ova, is internationally recognized as a provider of industry-leading bovine reproductive technologies. Intrexon and Trans Ova are building upon Trans Ova's original platform with a goal of achieving higher levels of delivered value to dairy and beef cattle producers. ViaGen, L.C., or ViaGen, a wholly owned subsidiary of Trans Ova, is a provider of cloning technology for non-primate species. Exemplar Genetics, LLC, or Exemplar, a wholly owned subsidiary through the combined ownership of Trans Ova, ViaGen and us, is committed to enabling the study of life-threatening human diseases through the development of miniswine research models and services.
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
Oxitec Limited
Oxitec Limited, or Oxitec, is a pioneering company in biological insect control solutions. Oxitec is developing products that use genetic engineering to control insect pests that spread disease and damage crops. Among the applications of its platform which uses advanced genetics and molecular biology, Oxitec has developed a new and innovative solution to controlling Aedes aegypti, a mosquito that is a known vector for the transmission of infectious disease including dengue fever, chikungunya, and Zika. This genetically engineered, or GE, self-limiting line of the Aedes aegypti mosquito, or OX513A, has been approved by Brazil's National Biosafety Committee, or CTNBio, for unrestricted releases throughout the country. Additionally, open field trials of these mosquitoes have been conducted in Brazil, the Cayman Islands, Panama, and Malaysia under relevant permits or approvals. Further approvals will be required for commercial production and use.
Primary majority-owned operating subsidiary
AquaBounty Technologies, Inc.
AquaBounty Technologies, Inc., or AquaBounty, of which we owned approximately 58 percent as of December 31, 2017, is focusing on improving productivity in commercial aquaculture, including the development of the AquAdvantage Salmon, or AAS, an Atlantic salmon that has been genetically enhanced to reach market size in less time than conventionally farmed Atlantic salmon and approved by the Food and Drug Administration, or FDA. In January 2018, AquaBounty raised $12.0 million through an underwritten public offering, in which we participated by investing $5 million. As a result of this transaction, our ownership decreased to approximately 53 percent. In the future, our ownership stake in AquaBounty may drop below 50 percent, which may result in us deconsolidating AquaBounty.
Joint ventures
The following represent our significant JVs as of December 31, 2017.
Intrexon Energy Partners
In March 2014, we and certain investors, or the IEP Investors, including affiliates of Third Security, LLC, or Third Security, a related party, entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners, LLC, or Intrexon Energy Partners, a JV formed to optimize and scale-up our MBP technology for the production of certain fuels and lubricants. We also entered into an ECC with Intrexon Energy Partners providing exclusive rights to our technology for the use in bioconversion, as a result of which we received a technology access fee of $25 million while retaining a 50 percent membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25 million in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50 percent. We committed to make additional capital contributions of up to $25 million, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25 million, at the request of the Intrexon Energy Partners' board of managers, or the Intrexon Energy Partners Board, and subject to certain limitations. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board which has five members. Two members of the Intrexon Energy Partners Board are designated by us and three members are designated by a majority of the IEP Investors. We and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
Intrexon Energy Partners II
In December 2015, we and certain investors, or the IEPII Investors, entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners II, LLC, or Intrexon Energy Partners II, a JV formed to utilize our MBP technology for the production of 1,4-butanediol, an industrial chemical intermediate used to manufacture spandex, polyurethane, plastics, and polyester. We also entered into an ECC with Intrexon Energy Partners II providing exclusive rights to our technology for use in the field, as a result of which we received a technology access fee of $18 million while retaining a 50 percent membership interest in Intrexon Energy Partners II. The IEPII Investors made initial capital contributions, totaling $18 million in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners II totaling 50 percent. In December 2015, the owners of Intrexon Energy Partners II made a capital contribution of $4 million, half of which was paid by us. We committed to make additional capital contributions of up to $10 million, and the IEPII Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners II, have committed to make additional capital contributions of up to $10 million, at the request of the Intrexon Energy Partners II's board of managers, or the Intrexon Energy Partners II Board, and subject to certain limitations. Intrexon Energy Partners II is governed by the Intrexon Energy Partners II Board which has five members. One member of the Intrexon Energy Partners II Board is designated by us and four members are designated by a majority of the IEPII Investors. We and the IEPII Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners II Board.

EnviroFlight
In February 2016, we entered into a series of transactions involving EnviroFlight, LLC, or Old EnviroFlight, Darling Ingredients Inc., or Darling, and a newly formed venture between us and Darling, or New EnviroFlight. This series of integrated transactions resulted in us acquiring substantially all of the assets of Old EnviroFlight and contemporaneously contributing all of these assets, with the exception of certain developed technology, and $3 million of cash to New EnviroFlight in exchange for a non-controlling, 50 percent membership interest in New EnviroFlight. Our contributions to New EnviroFlight included an exclusive license to the developed technology that was retained by us. Darling received the remaining 50 percent membership interest in New EnviroFlight as consideration for terminating rights previously held in the developed technology with Old EnviroFlight. New EnviroFlight was formed to generate high nutrition, low environmental impact animal and fish feed, as well as fertilizer products, from black soldier fly larvae. We and Darling, as members, have each satisfied the commitment to make additional capital contributions of up to $5 million to fund ongoing operations of New EnviroFlight.
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
S & I Ophthalmic
In September 2013, we entered into a Limited Liability Company Agreement with Sun Pharmaceutical Industries, Inc., an indirect subsidiary of Sun Pharmaceutical Industries Ltd., an international specialty pharmaceutical company focused on chronic diseases, to form S & I Ophthalmic, LLC, or S & I Ophthalmic. In December 2017, the S & I Ophthalmic board of managers agreed to dissolve the JV and terminate the ECC with us. Upon the dissolution, we received $2.6 million, which represents our portion of S & I Ophthalmic's remaining cash after all liabilities were settled.
OvaXon
In December 2013, we entered into an ECC with OvaScience, Inc., or OvaScience, a life sciences company focused on the discovery, development and commercialization of new treatments for infertility. Additionally, we and OvaScience formed OvaXon, LLC, or OvaXon, a JV to create new applications for improving human and animal health. Both we and OvaScience made an initial capital contribution of $1.5 million in January 2014 for a 50 percent membership interest in OvaXon. OvaXon is governed by the OvaXon board of managers, or the OvaXon Board, which has four members, two each from us and OvaScience. In cases in which the OvaXon Board determines that additional capital contributions are necessary in order for OvaXon to conduct business and comply with its obligations, each of us and OvaScience have the right, but not the obligation, to make additional capital contributions to OvaXon subject to the terms of the agreement. OvaScience also licensed certain technology relating to egg precursor cells to OvaXon pursuant to a separate license agreement. In February 2018, OvaScience provided their notice of termination of the ECC between them and us, to be effective in May 2018 in accordance with the ECC agreement. We and OvaScience are in discussions regarding dissolving the OvaXon JV and terminating the related ECC agreement.
See Note 5 to our consolidated financial statements appearing elsewhere in this Annual Report for a discussion of significant collaborations between us and our JVs.

Mergers, acquisitions, and technology in-licensing
We may augment our suite of proprietary technologies through mergers or acquisitions of technologies which then become available to new or existing ventures, including operating subsidiaries, JVs, and collaborations. Among other things, we may pursue technologies that we believe will be generally complementary to our existing technologies and also meet our desired return on investment and other economic criteria. In certain cases, such technologies may already be applied in the production of products or services and in these cases we may seek to expand the breadth or efficacy of such products or services through the use of our technologies. See Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report for further discussion of mergers, acquisitions or significant technology in-licensing activities in 2017.
Competition
We believe that we are a leader in synthetic biology. We do not believe that we have any direct competitors who provide similar technologies which fully enable the commercialization of products developed using synthetic biology across a broad spectrum of biologically based industries. As a result, we believe our competition is more indirect and general in nature, and falls into three broad categories:

•
Synthetic biology service providers. There are companies that have competing technologies for individual pieces of our suite of complementary technologies. For example, there are companies that can synthesize DNA, and there are companies that can develop monoclonal antibodies. One portion of our proprietary technology related to DNA synthesis and assembly includes the ability to de novo synthesize DNA. We believe the following companies engage in the manufacture of DNA componentry: ATUM, Inc., Blue Heron Biotech, LLC (a subsidiary of OriGene), Integrated DNA Technologies, Inc. (IDT), GenScript USA, Inc., and Life Technologies Corporation, now part of Thermo Fisher Scientific Inc.

•
Industrial companies who may develop their own approach to synthetic biology. Rather than becoming a collaborator with us, potential collaborators may decide to invest time and capital to internally develop their own synthetic biology capabilities. For example, large biopharmaceutical companies, energy companies, and ag-bio companies may pursue a proprietary synthetic biology strategy.

•
Industrial companies who may develop competing products using other technologies. Products enabled by our synthetic biology will face competition in the market, including from products which have been developed using other industrial technologies. For example, large biopharmaceutical companies pursue other technologies for drug development, and large ag-bio companies pursue other technologies for the development of genetically modified crops. The rapidly evolving market for developing GE T-cells in particular, a primary focus of our collaboration with ZIOPHARM Oncology, Inc., or ZIOPHARM, is characterized by intense competition and rapid innovation. Genetically engineering T-cells faces significant competition in the chimeric antigen receptor, or CAR, technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, Bluebird Bio/Celgene/Baylor College of Medicine/Five Prime/Gilead Sciences/ViroMed Laboratories, Kite Pharma/National Cancer Institute, Juno Therapeutics/Fred Hutchinson Cancer Research Center/Memorial Sloan-Kettering Cancer Center/Seattle Children's Research Institute, Cellectis/Pfizer/Servier, Adaptimmune/GSK and Bellicum Pharmaceuticals. We face competition from non-cell based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche.

Intellectual property
As we advance technologies across multiple platforms and synthetic biology areas, correspondingly, we apply a multilayered approach for protecting intellectual property relating to the inventions we have developed internally as well as those we have acquired from third parties, such as by assignment or by in-license. We seek patent protection in the United States and in other countries for our inventions and discoveries, and we develop and protect our key know-how and trade secrets relating to our platform technologies as well as to the products we are developing with our subsidiaries, JVs, and collaborations.
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

Through the use of our various platform technologies we seek to design and build proprietary compounds, vectors, methods and processes across a variety of end markets. In particular, we focus our intellectual property on synthetic biology technologies that provide platforms for the design and creation of cells, vectors and components for our subsidiaries, JVs, and collaborations. In addition, we may pursue intermediate and product-specific patents associated with our subsidiaries', JVs', and collaborations' lead programs.
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
As of December 31, 2017, we owned at least 55 issued U.S. patents and 55 pending U.S. patent applications relating to certain aspects of our technologies, and we have pursued counterpart patents and patent applications in other jurisdictions around the world, as we have deemed appropriate. We continue to actively develop our portfolio through the filing of new patent applications, provisional and continuations or divisionals relating to our technologies, methods and products as we and our collaborators deem appropriate.
We have strategic positioning with respect to our key technologies including our owned patent portfolios directed to: our switch technology covering aspects of our switches and gene modulation systems, with a last to expire patent currently in 2032; our portfolio around various genetic componentry, such as vectors, cells and organisms containing these genetic componentry, and their use, with a last to expire patent in 2034; our activator ligand technology covering aspects of our activator ligands and their use, with a last to expire patent in 2034; and our cell identification and selection technology covering aspects of our cell identification and selection platform, including our cell purification, isolation, characterization and manipulation technologies, with a last to expire patent in 2031. Although we cannot be assured that these patents may not be subject to challenge in the future, as of this filing, there are currently no material contested proceedings and/or third party claims with respect to any of these patent portfolios.
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
As discussed below and in "Risk factors - Risks associated with our business strategy," the products produced by us and our collaborators enabled by our technology platforms are subject to extensive regulation. While we and our subsidiaries maintain regulatory compliance practices, we rely on our collaborators' compliance with laws and regulations applicable to the products they produce. We do not independently monitor whether our collaborators comply with applicable laws and regulations. Please see the risk factor entitled "Markets in which we, our JVs, and collaborators are developing products using our technologies are subject to extensive regulation, and we rely on our JVs and collaborators to comply with all applicable laws and regulations."
Environmental regulations affecting Intrexon, our JVs and our collaborators
Our JVs and collaborators and we are subject to various federal, state and local environmental laws, rules and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials and the health and safety of employees with respect to laboratory activities required for the development of products and technologies. These laws and regulations require us and our JVs and collaborators to obtain environmental permits and comply with numerous environmental restrictions. These laws and regulations also may require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment.
Our laboratory activities and those of our JVs and collaborators inherently involve the use of potentially hazardous materials, which are subject to health, safety and environmental regulations. We design our infrastructure, procedures and equipment to meet our obligations under these regulations. We perform recurring internal and third-party audits and provide employees ongoing training and support, as required. All of our employees must comply with safety instructions and procedures, which are codified in our employment policies. Federal and state laws and regulations impose requirements on the production, importation, use and disposal of chemicals and genetically modified microorganisms, which impact us and our JVs and collaborators. Our, our JVs' and our collaborators' processes may contain GE organisms which, when used in industrial processes, are considered new chemicals under the Toxic Substances Control Act, or TSCA, program of the U.S. Environmental Protection Agency, or EPA. These laws and regulations would require us, our JVs and collaborators to obtain and comply with the EPA's Microbial Commercial Activity Notice process to operate. In the European Union, we and our JVs and collaborators may be subject to a chemical regulatory program known as REACH (Registration, Evaluation, Authorization and Restriction of Chemical Substances). Under REACH, companies are required to register their products with the European Commission, and the registration process could result in significant costs or delay the manufacture or sale of products in the European Union.
Regulations affecting us and our collaborators
Human therapeutics regulation
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
In the United States, pharmaceuticals must receive approval from the FDA before being marketed. The FDA approves drug products other than biological products through its authority under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The FDA licenses biological drug products, or biologics, through its authority under the Public Health Service Act, or PHSA, and implementing regulations. The development processes for obtaining FDA approval for a non-biological drug product, or a drug, under the FDCA and for biologic licensure under the PHSA are generally similar, but have product-related differences reflected in regulations and in FDA guidance documents.

U.S. pharmaceutical development process
The process required by FDA before a pharmaceutical product candidate may be marketed generally involves the following:

•	completion of preclinical laboratory tests and in vivo studies in accordance with FDA's current Good Laboratory Practice regulations and other applicable requirements;

•	submission to FDA of an application for an Investigational New Drug exemption, or IND;

•	approval by an independent institutional review board, or IRB, of each clinical site before a clinical trial is initiated;

•
performance of adequate and well-controlled human clinical trials according to FDA's GCP regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biologic product candidate for its intended use;

•
preparation and submission to FDA of an application for marketing approval that includes substantial evidence of safety, purity and potency for a biologic, or of safety and efficacy for a non-biologic drug, from results of nonclinical testing and clinical trials;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product candidate is produced to assess compliance with current Good Manufacturing Practice, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the product candidate's identity, safety, strength, quality, potency and purity;

•	potential FDA inspection of the nonclinical and clinical trial sites that generated the data in support of the application; and

•	FDA review and approval or licensure, of the application.
Human clinical trials under an IND
Clinical trials involve administering the product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials must be conducted and monitored in accordance with FDA's regulations. Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. Clinical trials involving recombinant DNA also must be reviewed by an institutional biosafety committee, an institutional committee that reviews and oversees basic and clinical research that utilizes recombinant DNA at that institution.
Human clinical trials typically are conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The product candidate is introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain early understanding of its effectiveness. For some product candidates for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•
Phase 2. The product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminary efficacy evidence for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•
Phase 3. The product candidate is administered to an expanded patient population at geographically dispersed clinical trial sites in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the safety and efficacy of the drug, or the safety, purity, and potency of the biologic. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial approval to gain additional experience from treatment of patients in the intended indication, particularly for long-term safety follow-up.

Additional regulation for gene therapy clinical trials
Additional standards apply to clinical trials involving gene therapy. The FDA has issued guidance documents regarding gene therapies, which relate to, among other things: preclinical assessments; chemistry, manufacturing and controls, or CMC, information that should be included in an IND application; the proper design of tests to measure product potency in support of an application; and measures to observe delayed adverse effects in subjects exposed to investigational gene therapies when the risk of such effects is high.
Compliance with cGMP requirements
Drug and biologics manufacturers must comply with applicable cGMP regulations. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to FDA upon their initial participation in the manufacturing process. Establishments may be subject to periodic, unannounced inspections by government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer or holder of an approved product, and may extend to requiring withdrawal of the product from the market.
U.S. review and approval processes
The results of the preclinical tests and clinical trials, together with detailed information relating to the product's CMC and proposed labeling, among other things, are submitted to the FDA as part of an application requesting approval to market the product for one or more uses, or indications. For gene therapies, selecting patients with applicable genetic defects is often a necessary condition to effective treatment, and may require diagnostic devices that the FDA has cleared or approved.
If a product candidate receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a Risk Evaluation and Mitigation Strategy, or REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post-marketing clinical trials designed to further assess a drug's safety and effectiveness, or a biologic's safety, purity, and potency, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.
Post-approval requirements
Rigorous and extensive FDA regulation of drugs and biologics continues after approval, including requirements governing cGMP and advertising and promotion. Changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval. Failure to comply with the applicable requirements may result in administrative, judicial, civil or criminal actions and adverse publicity. These include refusal to approve pending applications or supplemental applications, withdrawal of approval, clinical hold, suspension or termination of clinical trial, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines or other monetary penalties, refusals of government contracts, mandated corrective advertising or communications with healthcare providers, debarment, restitution, disgorgement of profits or other civil or criminal penalties.
Foreign regulation of human therapeutics
In addition to regulations in the United States, our subsidiaries, such as Precigen and ActoBio, and our collaborators that are focused on the development of human therapeutic products will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of the products enabled by our technologies. Whether or not the developer obtains FDA approval for a product, they must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before they may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.
Regulation of animal based technologies
The development, movement and commercialization of animal based products (animal feeds, genetically modified animals) is governed by either technology or product based laws and regulations specific to each country. In the majority of our target markets, the relevant regulatory pathway for animal based products is distinct from those governing human medicinal products although the risk assessment parameters and agencies with jurisdiction may be consistent. In the United States, the FDA's Center for Veterinary Medicine regulates GE animals as 'animal drugs' as well as animal feed products. The United States Department of Agriculture, or USDA, regulates veterinary vaccines and biologics, and the EPA regulates pesticide products. Regulatory oversight and jurisdiction is based on either the nature of the product (i.e. meets the definition of an animal drug) or product end use. Specific statutes and regulations also define standards and data requirements that Intrexon and our collaborators must satisfy. While regulatory oversight may vary globally, animal based products must undergo regulatory review and approval prior to their movement and commercial introduction internationally. These regulations are designed to demonstrate product efficacy as well as evaluate potential risk to human/ animal health and the environment. For drugs administered to animals, mature regulatory processes are in place and often evaluated by the same authorities as human pharmaceuticals.
In the case of bioengineered animals (i.e. the AAS), the U.S. and Canada have established regulatory processes led by the FDA and Health Canada/ Canadian Food Inspection Agency, or CFIA, respectively, while other countries, such as Brazil and Argentina amongst others, are in the process of developing new regulations under existing authorities for the advancement and regulation of GE animal technologies. In December 2012, the FDA published an environmental assessment, or EA, for AAS along with its Finding of No Significant Impact, or FONSI, in the Federal Register, confirming that an approval of the pending New Animal Drug Application would not have an adverse effect on the environment and opened up a 60 day period for public comment. In February 2013, the FDA extended the period for public comment by an additional 60 days, which expired in April 2013. Prior to the publication of the EA and FONSI, in September 2010, the FDA held a public meeting of its Veterinary Medicine Advisory Committee to review its findings regarding AAS. The conclusion of its panel of experts was that AAS is indistinguishable from other farmed Atlantic salmon, is safe to eat and does not pose a threat to the environment under its conditions of use. Subsequently, the FDA initiated an EA in compliance with its obligations under the National Environment Policy Act, or NEPA, which requires that all federal agencies consider the possible environmental impacts of any action that they authorize. Subsequently, in November 2015, the FDA approved the New Animal Drug Application for the production, sale and consumption of AAS. AquaBounty is subject to on-going post approval responsibilities as detailed in the FDA letter of approval and summarized in the EA dated in November 2015. In the event that AquaBounty seeks to modify or expand its production sites and methods, the company may require further regulatory approvals. In May 2016, Health Canada concluded its review of AAS and approved it for commercial sale in Canada and the Animal Feed Division of the Animal Health Directorate of CFIA, authorized AAS for use in livestock feeds.
Regulation of self-limiting insect technologies
Oxitec has developed a GE self-limiting line of the mosquito Aedes aegypti, the OX513A, as well as other crop pests with the intent of suppressing these insects at the release site(s). While the GE mosquito was historically subject to regulatory review by FDA as a new animal drug, in 2017 jurisdiction was shifted to the EPA. Under the Federal Insecticide, Fungicide, and Rodenticide Act, or FIFRA, the EPA is charged with protecting human health and the environment by ensuring that registered pesticides do not cause unreasonable adverse effects to man or the environment. FIFRA's definition of "pesticide" includes "any substance or mixture of substances intended for preventing, destroying, repelling, or mitigating any pest". Prior to this shift, the FDA published in August 2016 a final EA and FONSI regarding impacts on human health, animal health and the environment of the OX513A GE mosquito based on review of information and evidence related to an investigational trial in Key Haven, Florida. Following the transfer of jurisdiction to the EPA, Oxitec has submitted regulatory dossiers to the EPA necessary for the timely release of the OX513A GE mosquito in Florida and other states. The OX513A GE mosquito has also been approved by Brazil's CTNBio for unrestricted releases throughout the country. Additionally, open field trials of these mosquitoes have been conducted in Brazil, the Cayman Islands, Panama, and Malaysia under relevant permits or approvals. Further approvals will be required for commercial production and use.
Self-limiting GE insects used to control crop pests—instead of disease carrying vectors—are regulated by the USDA. Under the Plant Protection Act, the USDA's Animal and Plant Health Inspection Service, or APHIS, has broad authority to regulate plant pests to protect crops and other plants. Because the objective of Oxitec's crop protection platform is to suppress known plant pests, these technologies are currently treated as subject to USDA's jurisdiction. When an applicant has developed sufficient data to demonstrate that the organism no longer poses a plant pest risk, the applicant can petition APHIS to "deregulate" the article, meaning the GE organism should no longer be considered a regulated article under APHIS regulations. In 2017, APHIS released a final EA and subsequent FONSI supporting a limited environmental release of Oxitec's GE diamondback moth. This conclusion was based on the finding that it would be unlikely for these insects to impact the physical, biological and human health environment. These self-limiting insects will also likely be subject to foreign agriculture GE regulations and authorizing bodies, such as CTNBio and the Ministry of Agriculture in Brazil as well as the Office of the Gene Technology Regulator in Australia.

Regulation of agricultural technology/ food products
The manufacturing, marketing and certain areas of research related to some of the potential food products developed by us and our subsidiaries and collaborators are subject to regulation by federal and state governmental authorities in the United States. As it relates to GE foods and/ or plants, they are subject to regulation by the FDA, USDA, and EPA under the US' Coordinated Framework for the Regulation of Biotechnology. These technologies have been regulated under this framework for over two decades. Similar regulatory approval systems are in place globally as biotech crops have been planted in over 26 countries in 2016. Okanagan's Arctic apple products are subject to such regulations.
The Arctic Apple has undergone significant regulatory review in recent years, and a few varieties have been successfully deregulated and authorized for sale in the United States. In February 2015, the USDA announced its decision to deregulate Okanagan's Golden Delicious apple variety and Granny Smith apple variety, or together the Arctic apples. In reaching its decision, the USDA conducted a final plant pest risk assessment concluding that Arctic apples are unlikely to pose a plant pest risk to agriculture and other plants in the United States. The USDA also completed an EA to comply with the NEPA and concluded that deregulation is not likely to have a significant impact on the human environment. Concurrent with the USDA, Okanagan also engaged in a voluntary food safety assessment consultation with the FDA regarding its Arctic apples. The FDA completed its assessment in March 2015. Based on the information provided by Okanagan and other information available to the agency, the FDA did not articulate any questions about safety or regulatory issues under the FDCA related to the product. As part of bringing the assessment to closure, Okanagan was required to submit summaries of its safety and nutritional assessments for its Arctic apples. In August 2016, the USDA announced its decision to extend a preliminary determination of nonregulated status to Okanagan's Arctic Fuji apple variety.
Comparable authorities to the federal and state governmental authorities in the United States are involved in other countries, such as the European Food Safety Authority in Europe and Health Canada in Canada. In relation to Okanagan, Health Canada announced its decision in March 2015 that it has no objection to the food use of the Arctic apple in Canada. In reaching its decision, Health Canada conducted a comprehensive assessment of the Golden Delicious and Granny Smith varieties according to its Guidelines for the Safety Assessment of Novel Foods. These guidelines are consistent with internationally accepted principles for establishing the safety of foods with novel traits adopted by the Codex Alimentarius Commission. Following this assessment, it was determined that the changes made to the Arctic apple did not pose a greater risk to human health than apples currently available on the Canadian market. In addition, Health Canada also concluded that the Arctic apple would have no impact on allergies and that there are no differences in the nutritional value of the Arctic apple compared to other traditional apple varieties available for consumption.
Energy and chemical regulation
The environmental regulations discussed above also govern the development, manufacture and marketing of energy and chemical products. For example, the use of genetically-modified microorganisms, or GMMs, such as our yeast and methanotroph strains, is subject to laws and regulations in many countries. In the United States, the EPA regulates the commercial use of GMMs as well as potential products produced from GMMs. Various states within the United States could choose to regulate products made with GMMs as well. While the strain of genetically modified yeast that we use, S. cerevisiae, is eligible for exemption from EPA review because it is generally recognized as safe, we must satisfy certain criteria to achieve this exemption, including but not limited to, use of compliant containment structures and safety procedures. We expect to encounter GMM regulations in most if not all of the countries in which we may seek to make our products; however, the scope and nature of these regulations will likely vary from country to country. If we cannot meet the applicable requirements in countries in which we intend to produce our products using GMMs, then our business will be adversely affected.
Chemical products produced by us and our collaborators may be subject to government regulations in our target markets. In the United States, the EPA administers the requirements of the TSCA, which regulates the commercial registration, distribution and use of many chemicals. Before an entity can manufacture or distribute significant volumes of a chemical, it needs to determine whether that chemical is listed in the TSCA inventory. If the substance is listed, then manufacture or distribution can commence immediately. If not, then in most cases a "Chemical Abstracts Service" number registration and pre-manufacture notice must be filed with the EPA, which has 90 days to review the filing. A similar requirement exists in Europe under the REACH regulation. Additional regulations may apply to specific subsets of chemicals such as, for example, fuel products that are subject to regulation by various government agencies including, in the United States, the EPA and the California Air Resources Board.

Research and development
As of December 31, 2017, we had 481 research and development employees. We incurred expenses of $143.2 million, $112.1 million and $147.5 million in 2017, 2016, and 2015, respectively, on research and development activities. We anticipate that our research and development expenditures will increase substantially as we investigate other applications for our synthetic biotechnologies, including expending internal resources on unpartnered programs. Our primary domestic research and development operations are located in laboratory facilities in Germantown, Maryland; South San Francisco, California; Davis, California; and San Diego, California; and our primary international research and development operations are located in laboratory facilities in Budapest, Hungary; Ghent, Belgium; Campinas, Brazil; and Oxford, England.
Financial information
Collaboration revenues, product revenues, service revenues and other revenues and operating income for each of the last three fiscal years, along with assets as of December 31, 2017 and 2016, are set forth in the consolidated financial statements, which are included in Item 8 of this Annual Report. Financial information about geographic areas is set forth in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report.
Production
As of December 31, 2017, we had 230 production employees. Our primary domestic production facilities, including approximately 380 acres of land, are located in Sioux Center, Iowa. The land and facilities are primarily used for our embryo transfer and in vitro fertilization processes, as well as housing livestock used in such processes. We also lease or own regional production facilities and land in California, Maryland, Missouri, New York, Oklahoma, South Dakota, Texas, and Washington for these purposes. Additionally, we have commenced initial scale up of commercial production of our non-browning apples in Washington, our AAS salmon in Canada, and our GE mosquitoes in Piracicaba, Brazil, in anticipation of generating future revenues from each of these product lines.
Employees
As of December 31, 2017, we had 906 full-time and 100 part-time employees. We consider our employee relations to be good.
Corporate information
We are a Virginia corporation and our principal executive offices are located at 20374 Seneca Meadows Parkway, Germantown, MD 20876, and our telephone number is (301) 556-9900.
Additional Information
Our website is www.dna.com. The information on, or that can be accessed through, our website does not constitute part of this Annual Report. We post regulatory filings on this website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These filings include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports on Forms 3, 4, and 5, and any amendments to those reports filed with or furnished to the SEC. Access to these filings on our website is available free of charge. Copies are also available, without charge, from Intrexon Corporation Investor Relations, 20374 Seneca Meadows Parkway, Germantown, Maryland 20876. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We also post our press releases on our website. Information on our website is not deemed to be incorporated by reference into this Annual Report.
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
We have incurred net losses attributable to Intrexon since our inception, including losses attributable to Intrexon of $117.0 million, $186.6 million and $84.5 million in 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $847.8 million. We may incur losses and negative cash flow from operating activities for the foreseeable future. To date, we have derived a significant portion of our revenues from ECCs and license agreements. With the evolution of our business strategy, we anticipate greater levels of revenues from products and services as we successfully scale up and commercialize new products. We may also realize significant future revenues from strategic transactions involving our subsidiaries or JVs. If our existing collaborators terminate their ECCs, license agreements or JVs with us or we are unable to commercialize products through our subsidiaries and JVs or enter into strategic transactions, our revenues could be adversely affected. In addition, certain of our collaborations and license agreements provide for milestone payments, future royalties and other forms of contingent consideration, the payment of which are uncertain as they are dependent on our collaborators' abilities and willingness to successfully develop and commercialize products. Moreover, many of the products being commercialized by us are in the early stages of development or preliminary stages of sales. We expect a significant period of time could pass before the achievement of contractual milestones and the realization of royalties on products commercialized under our collaborations or before commercialization of our various products and revenues is sufficient to achieve profitability. As a result, our expenses may exceed revenues for the foreseeable future, and we may not achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We may need substantial additional capital in the future in order to fund our business.
We expect our future capital requirements will be substantial, particularly as we continue to develop our business and expand our synthetic biology technology platform and for capital investment needed to scale up our commercial operations. Although we believe that our existing cash and cash equivalents and short-term and long-term investments and cash expected to be received from our current collaborators and for sales of products and services provided by our consolidated subsidiaries will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including:

•	the commercial success of products being developed by our subsidiaries, JVs and unpartnered programs;

•	the commercial success of our ECCs and license agreements;

•	whether we are successful in obtaining payments in connection with strategic transactions;

•	whether we are successful in obtaining payments from our collaborators and licensees;

•	whether we can enter into additional ECCs, license agreements or JVs;

•	the progress and scope of the collaborative and independent research and development projects performed by us and our collaborators and licensees;

•	the timing and capital requirements to scale up our various products and services offerings;

•	the effect of any acquisitions of other businesses or technologies that we may make in the future;

•	whether we decide to develop internal development or manufacturing capabilities;

•	the filing, prosecution and enforcement of our intellectual property;

•	investments we may make in current and future collaborators, including JVs;

•	our ability to maintain or improve the volume and pricing of our current product offerings and to develop new offerings, including those which may incorporate new technologies; and

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal activities.
In December 2017, we entered into an agreement with the R.J. Kirk Declaration of Trust, an entity affiliated with Randal J. Kirk, pursuant to which the R.J. Kirk Declaration of Trust purchased 1,207,980 shares of our common stock in a private placement, for aggregate gross proceeds of $13.7 million. In January 2018, we completed an underwritten public offering of our shares providing us net proceeds of $82.2 million. In October 2017, we entered into a Preferred Stock Equity Facility Agreement with Kapital Joe, LLC, or Kapital Joe, an entity affiliated with Mr. Kirk, pursuant to which we may, at our sole and exclusive option, issue and sell to Kapital Joe, up to $100 million of our Series A Redeemable Preferred Stock, or Series A Preferred Stock. We are currently party to an "at-the-market" sales agreement with Cantor Fitzgerald & Co., or Cantor, under which we may offer and sell from time to time our common stock with aggregate proceeds of up to $200 million through Cantor as our sales agent. To date, no offerings have occurred under this agreement.
If future financings involve the issuance of equity securities, our existing shareholders would suffer further dilution. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through strategic transactions, ECCs, JVs or other collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
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
Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this Annual Report:

•	our ability to achieve or maintain profitability;

•	our relationships, and the associated exclusivity terms, with collaborators and licensees in our target end markets;

•	our ability to develop and maintain technologies that our collaborators and licensees continue to use and that new collaborators are seeking;

•	our ability to enter into strategic transactions, ECCs, license agreements or JVs;

•	the feasibility of producing and commercializing products enabled by our technologies;

•	obligations to provide resources to our collaborators or to the collaborations themselves pursuant to the terms of the relevant ECC, license agreement or JV agreement;

•	our ability to manage our growth;

•	the outcomes of research programs, clinical trials, or other product development and approval processes conducted by our collaborators and licensees;

•	the ability of our collaborators and licensees to develop and successfully commercialize products enabled by our technologies;

•	our ability to successfully scale up production of our commercial products and customer acceptance thereof;

•	risks associated with the international aspects of our business;

•	our ability to integrate any businesses or technologies we may acquire with our business;

•	our ability to accurately report our financial results in a timely manner;

•	our dependence on, and the need to attract and retain, key management and other personnel;

•	our ability to obtain, protect and enforce our intellectual property rights;

•	our ability to prevent the theft or misappropriation of our intellectual property, know-how or technologies;

•	potential advantages that our competitors, the competitors of our collaborators, and potential competitors may have in securing funding or developing competing technologies or products;

•	our ability to obtain additional capital that may be necessary to expand our business;

•	our collaborators' ability to obtain additional capital that may be necessary to develop and commercialize products under our ECCs, license agreements and JVs;

•	our exposure to the volatility associated with recording the fair value of securities of our collaborators held by us;

•	business interruptions such as power outages and other natural disasters;

•	public concerns about the ethical, legal and social ramifications of GE products and processes;

•	the impact of new accounting pronouncements on our current and future operating results;

•	our ability to use our net operating loss carryforwards to offset future taxable income;

•	the impact of the Tax Act on our current and future operating results; and

•	the results of our consolidated subsidiaries.
Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.
We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
We have been in existence since 1998. From 1998 until 2010, our operations focused primarily on organizing and staffing our company and developing our technologies. Our current business strategy, including our plans to focus on partnering later-stage assets, is still being tested. In January 2011, we recognized our first revenues from our first ECC and many of our products and services offerings are either awaiting regulatory approvals or in the early stage of commercialization. Outside of collaboration and license fee payments, which vary over time, we have not generated significant revenues, including revenues or royalties from product sales by us or our collaborators. Our limited operating history may make it difficult to evaluate our current business and predict our future performance. Any assessments of our current business and predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business will be harmed.

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
As a result of the Company's annual goodwill impairment test, the Company recorded a $13.8 million goodwill impairment charge in the year ended December 31, 2017. See Note 11 to our consolidated financial statements appearing elsewhere in this Annual Report for additional discussion.
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
We own common stock of several publicly traded companies and the values of those equity interests are subject to market price volatility. We own preferred stock in publicly traded companies, most of which may be converted into shares of common stock in the future, and the value of these equity interests is subject to fluctuation due to uncertainties of the timing and occurrence of the defined conversion events, the volatility of the underlying common stock, and changes in general economic and financial conditions of the collaborator. For each collaborator where we own equity securities, we make an accounting policy election to present them at either the fair value at the end of each reporting period or using the cost or equity method depending on our level of influence. We have adopted the fair value method of accounting for certain of these securities, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income or expense, net, for the period. As of December 31, 2017 and 2016, the aggregate original cost basis of our common stock investments was $102.6 million and $104.0 million, respectively, and the market value was $15.1 million and $23.5 million, respectively. As of December 31, 2017 and 2016, the aggregate original cost basis of our preferred stock investments was $148.3 million and $127.4 million, respectively, and the market value was $161.2 million and $129.5 million, respectively. The fair value of these securities is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of the investee.
The equity of our collaborators may not be publicly traded, and if it is traded publicly, the trading market could be limited or have low trading volume. In some cases, we could hold unregistered shares and we may not have demand registration rights with respect to those shares. We own preferred stock in publicly traded companies that may be converted into shares of common stock, but the timing of that conversion is uncertain and may never occur. If the conversion does not occur, there is a risk that we may not be able to sell the preferred stock. We evaluate whether any discounts for trading restrictions or other basis for lack of marketability should be applied to the fair value of the securities at inception of the ECC or JV. In the event we conclude that a discount should be applied, the fair value of the securities is adjusted at inception of the ECC or JV and re-evaluated at each reporting period thereafter. We have substantial liquidity risk related to these holdings, and we may not be able to sell, or sell quickly, all or part of these equity interests.
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
Over time, as we have expanded the nature of our operations, the number and complexity of estimates we use in determining fair value has increased. As of December 31, 2017 and 2016, 22 percent and 35 percent of our consolidated total assets, respectively, were measured at fair value on a recurring basis, including 19 percent and 14 percent as of December 31, 2017 and 2016, respectively, which were considered Level 3 valuations. Our largest Level 3 asset carried at fair value is our investment in preferred stock of ZIOPHARM. As of December 31, 2017 and 2016, liabilities measured at fair value on a recurring basis were not a significant portion of our total liabilities. We estimate the fair value of our assets and liabilities using assumptions that we believe are appropriate and are used by market participants. The methodology used to estimate these values is complex and uses asset- and liability-specific data and market inputs for assumptions including interest and discount rates and expected future performance and liquidity dates.
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
As of December 31, 2017, we had net operating loss carryforwards of approximately $244.3 million for U.S. federal income tax purposes available to offset future taxable income and U.S. federal and state research and development tax credits of $7.7 million prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022. As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of Intrexon's net operating losses have been subject to limitations pursuant to Section 382. As of December 31, 2017, Intrexon has utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of December 31, 2017, approximately $33.6 million of domestic net operating losses were acquired via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation. As of December 31, 2017, our direct foreign subsidiaries had foreign loss carryforwards of approximately $151.4 million, most of which do not expire.

The Tax Act introduces certain limitations on utilization of losses that are generated after 2017, generally limiting utilization of those losses to 80 percent of future annual taxable income. However, losses generated after 2017 will generally have an indefinite carryforward period.
The effects of the Tax Act on our business have not yet been fully analyzed and could have an adverse effect on our business.
On December 22, 2017, the Tax Act was signed into law. We are in the process of analyzing the Tax Act and its possible effects on us, including on our subsidiaries. The Tax Act, among other things, reduces the corporate tax rate to 21 percent effective January 1, 2018, eliminates the corporate alternative minimum tax, imposes a new minimum tax on global intangible low-taxed income ("GILTI") and implements a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. Where a reasonable estimate could be determined, we have recorded provisional amounts in our consolidated financial statements for the year ended December 31, 2017, which primarily resulted in the write down of our domestic deferred tax assets by $87.5 million as a result of the new corporate tax rate. This reduction in deferred tax assets was fully offset by a reduction in our valuation allowance. We have provisionally estimated our one-time transition tax exposure to be zero.
The provisional amounts we recorded are subject to further refinement within the measurement period prescribed by Staff Accounting Bulletin No. 118, or SAB 118. As a result, the recorded amounts are subject to change, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to provisionally determine the transition impact.
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
Risks related to our technologies and business operations
Ethical, legal and social concerns about synthetic biologically engineered products and processes could limit or prevent the use of products or processes using our technologies, limit consumer acceptance and limit our revenues.
Our technologies and the technologies of our JVs and collaborators involve the use of synthetic biologically engineered products or synthetic biological technologies. Public perception about the safety and environmental hazards of, and ethical concerns over, GE products and processes could influence public acceptance of our and our collaborators' technologies, products and processes.
The subject of genetically modified organisms has received negative publicity, which has aroused public debate. In addition, certain of the products of our operating subsidiaries have been the subject of negative publicity, including AAS, Arctic apples and GE mosquitoes. This adverse publicity has led to, and could continue to lead to, greater regulation and trade restrictions on imports of genetically altered products. Further, there is a risk that products produced using our technologies could cause adverse health effects or other adverse events, which could also lead to negative publicity.
There is also an active and vocal group of opponents to genetically modified organisms who wish to ban or restrict the technology and who, at a minimum, hope to sway consumer perceptions and acceptance of this technology. Their efforts include regulatory legal challenges and labeling campaigns for genetically modified products, as well as application of pressure to consumer retail outlets seeking a commitment not to carry genetically modified products. Further, these groups have a history of bringing legal action against companies attempting to bring new biotechnology products to market. For example, on March 30, 2016, a coalition of non-governmental organizations filed a complaint against the FDA, the United States Fish and Wildlife Service, and related individuals for their roles in the approval of AAS. We may be subject to future additional litigation brought by one or more of these organizations in their attempt to block the development or sale of our products. In addition, animal rights groups and various other organizations and individuals have attempted to stop genetic engineering activities by pressing for legislation and additional regulation in these areas. We may not be able to overcome the negative consumer perceptions and potential legal hurdles that these organizations seek to instill or assert against our products and our business could be harmed.
If we and our collaborators are not able to overcome the ethical, legal and social concerns relating to synthetic biological engineering, products and processes using our technologies may not be accepted. These concerns could result in increased expenses, regulatory scrutiny, delays or other impediments to our programs or the public acceptance and commercialization of products and processes dependent on our technologies or inventions. The ability of us and our collaborators to develop and commercialize products, or processes using our technologies could be limited by public attitudes and governmental regulation.
Inadvertent releases or unintended consequences of releases of synthetic biology technologies by us or others could lead to adverse effects on our business and results of operations.
The synthetic biological technologies that we develop may have significantly enhanced characteristics compared to those found in naturally occurring organisms, enzymes or microbes. While we produce many of these synthetic biological technologies only for use in a controlled laboratory and industrial environment, the release of such synthetic biological technologies into uncontrolled environments could have unintended consequences. Any adverse effect resulting from such a release, by us or others, could have a material adverse effect on the public acceptance of our products and our business and financial condition. Such a release could result in enhanced regulatory activity and we could have exposure to liability for any resulting harm.
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
Even if our technologies enable new products, there is no guarantee that we or our collaborators will be successful in creating additional products enabled by our technologies. Furthermore, neither we nor our collaborators may be able to commercialize the resulting products or our collaborators may decide to use other methods competitive with our technologies that do not utilize synthetic biology. Several of our wholly and majority-owned subsidiaries have received regulatory approvals, including AquaBounty and Okanagan. These approvals do not, however, guarantee our success in commercializing the products of these subsidiaries. If we are not successful in commercializing our products, our business could be harmed.
Changing labeling requirements may negatively impact consumer acceptance of the products of our operating subsidiaries.
Under current labeling laws, we are not required to label AAS or our Arctic apples at the retail level as containing genetically modified ingredients. However, because several states either passed or considered new laws specifying varying requirements for labeling products sold at the retail level that contain genetically modified ingredients, the United States Congress passed the Labeling Act to establish a national standard for package labeling for foods containing genetically modified ingredients. The USDA has until July 2018 to implement this new law. Labeling requirements could cause consumers to view the label as either a warning or as an indication that AAS is inferior to traditional Atlantic salmon or Arctic apples are inferior to traditional apples, which could negatively impact consumer acceptance of the products of our operating subsidiaries.
The FDA has only approved a few gene therapies.
The FDA first approved a gene therapy for use in humans in 2017, and to date has only approved a limited number. The field of gene therapies is still very early in development and remains predominantly experimental. Clinical trials with gene therapies have encountered a multitude of significant technical problems in the past, including unintended integration with host DNA leading to serious adverse events, poor levels of protein expression, transient protein expression, viral overload, immune reactions to either viral capsids utilized to deliver DNA, DNA itself, proteins expressed or cells transfected with DNA. There can be no assurance that our development efforts or those of our collaborators will be successful, that we or they will receive the regulatory approvals necessary to initiate clinical trials, where applicable, or that we will ever be able to successfully commercialize a product enabled by our technologies. To the extent that we or our collaborators utilize viral constructs or other systems to deliver gene therapies and the same or similar delivery systems demonstrate unanticipated and/or unacceptable side effects in preclinical or clinical trials conducted by ourselves or others, we may be forced to, or elect to, discontinue development of such products.
If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our product development programs, harm our research and development efforts, and we may be unable to pursue collaborations or develop our own products.
Our business involves complex operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. The loss of any key members of our management, including our Chief Executive Officer, Randal J. Kirk, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our products for our target markets and entering into collaborations or licensing arrangements to execute on our business strategy. In addition, the loss of any key scientific staff, or the failure to attract or retain other key scientific employees, could prevent us from developing our technologies for our target markets and entering into ECCs, JVs or licensing arrangements or from further developing and commercializing our products and services offerings to execute on our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology, synthetic biology and other technology-based businesses, or due to the unavailability of personnel with the qualifications or experience necessary for our business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to attract and retain such personnel on acceptable terms.
Our planned activities, including the further development and scale-up of operating subsidiaries, will require additional expertise in specific industries and areas applicable to the products and processes developed through our technologies or acquired through strategic or other transactions, especially in the end markets that we seek to penetrate. These activities will require the addition of new personnel, and the development of additional expertise by existing personnel. The inability to attract personnel with appropriate skills or to develop the necessary expertise could impair our ability to grow our business.
We may encounter difficulties managing our growth, which could adversely affect our business.
Currently, we are working simultaneously on multiple projects targeting several industries. These diversified operations place increased demands on our limited resources and require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technicians, scientists and other personnel. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various customers, collaborators, suppliers and other third parties. Our ability to manage our operations, growth and various projects effectively will require us to make additional investments in our infrastructure to continue to improve our operational, financial and management controls and our reporting systems and procedures and to attract and retain sufficient numbers of talented employees, which we may be unable to do effectively. As a result, we may be unable to manage our expenses in the future, which may negatively impact our gross margins or operating margins in any particular quarter. In addition, we may not be able to successfully improve our management information and control systems, including our internal control over financial reporting, to a level necessary to manage our growth.
Competitors and potential competitors may develop products and technologies that make ours obsolete or garner greater market share than ours.
We do not believe that we have any direct competitors who provide comparable technologies of similar depth and breadth which enable to the same extent the commercialization of products developed using synthetic biology across a broad spectrum of biologically-based industries. However, there are companies that have competing technologies for individual pieces of our proprietary suite of complementary technologies. One portion of our proprietary technology related to DNA synthesis and assembly includes the ability to synthesize new DNA. We believe the following companies engage in the manufacture of DNA components: ATUM, Inc., Blue Heron Biotech, LLC (a subsidiary of OriGene), Integrated DNA Technologies, Inc. (IDT), GenScript USA, Inc., and Life Technologies Corporation, now part of Thermo Fisher Scientific Inc.

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
The rapidly evolving market for developing GE T-cells in particular, is characterized by intense competition and rapid innovation. Genetically engineering T-cells faces significant competition in the CAR technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, Bluebird Bio/Celgene/Baylor College of Medicine/Five Prime/Gilead Sciences/ViroMed Laboratories, Kite Pharma/National Cancer Institute, Juno Therapeutics/Fred Hutchinson Cancer Research Center/Memorial Sloan-Kettering Cancer Center/Seattle Children's Research Institute, Cellectis/Pfizer/Servier, Adaptimmune/GSK and Bellicum Pharmaceuticals. We face competition from non-cell based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers, Incyte, Merck, and Roche.
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
We may be sued for product liability.
Each of our collaborations requires the collaborator to indemnify us for liability related to products produced pursuant to the ECC or JV and to obtain insurance coverage related to product liability in amounts considered standard for the industry. We believe that these industry-standard coverage amounts range from $10 million to $40 million in the aggregate. Even so, we may be named in product liability suits relating to products that are produced by our collaborators using our technologies. Moreover, as we develop more products through our own operations and JVs, our potential exposure to such claims will increase. These claims could be brought by various parties, including other companies who purchase products from us or our collaborators or by the end users of the products. We cannot guarantee that our collaborators will not breach the indemnity and insurance coverage provisions of the ECCs or JVs. Further, insurance coverage is expensive and may be difficult to obtain, and may not be available to us or to our collaborators in the future on acceptable terms, or at all. We cannot assure you that we or our collaborators will have adequate insurance coverage against potential claims. In addition, although we currently maintain product liability insurance for our technologies in amounts we believe to be commercially reasonable, if the coverage limits of these insurance policies are not adequate, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows. This insurance may not provide adequate coverage against potential losses, and if claims or losses exceed our liability insurance coverage, we may go out of business. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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
We use hazardous chemicals and radioactive and biological materials in our business and are subject to a variety of federal, state, local and international laws and regulations governing, among other matters, the use, generation, manufacture, transportation, storage, handling, disposal of, and human exposure to these materials both in the United States and overseas, including regulation by governmental regulatory agencies, such as the Occupational Safety and Health Administration and the EPA. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with these laws and regulations.
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

The agricultural products of several of our operating subsidiaries are subject to disease outbreaks which can increase the cost of production and/ or reduce production harvests, and the loss of existing organisms and germplasm would result in the loss of commercial technology.
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
Our plans to pursue development and commercialization of adoptive cellular therapies based on CAR T-cell therapies, or CARs, are new approaches to cancer treatment that present significant challenges in a competitive landscape and the success of our efforts depends in large part on our owned and licensed intellectual property, and our efforts may be affected by litigation and developments in intellectual property law outside of our control.
Through our wholly owned subsidiary, Precigen, we intend to employ technologies licensed from the University of Texas MD Anderson Cancer Center, or MD Anderson, together with our existing suite of proprietary technologies, through both our existing exclusive collaboration agreement with ZIOPHARM and our existing collaboration with Ares Trading S.A., or Ares Trading, a subsidiary of the biopharmaceutical business of Merck KGaA, to pursue the development and commercialization of adoptive cellular therapies based on CARs under control of RheoSwitch technology targeting a variety of cancer malignancies. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us and our collaborators to a number of challenges, including:

•	obtaining regulatory approval from the FDA and other regulatory authorities that have very limited experience with the commercial development of genetically modified T-cell therapies for cancer;

•	developing and deploying consistent and reliable processes for engineering a patient's T-cells ex vivo and infusing the engineered T-cells back into the patient;

•	possibly conditioning patients with chemotherapy in conjunction with delivering each of the potential products, which may increase the risk of adverse side effects of the potential products;

•	educating medical personnel regarding the potential side effect profile of each of the potential products, such as the potential adverse side effects related to cytokine release;

•	developing processes for the safe administration of these potential products, including long-term follow-up for all patients who receive the potential products;

•	sourcing additional clinical and, if approved, commercial supplies for the materials used to manufacture and process the potential products;

•	developing a manufacturing process and distribution network with a cost of goods that allows for an attractive return on investment;

•	establishing sales and marketing capabilities after obtaining any regulatory approval required to gain market access and acceptance;

•	developing therapies for types of cancers beyond those addressed by the current potential products;

•	not infringing the intellectual property rights, in particular, the patent rights, of third parties, including competitors developing alternative CAR T-cell therapies; and

•	avoiding any applicable regulatory barriers to market, such as data and marketing exclusivities held by third parties, including competitors with approved CAR T-cell therapies.
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
Because our gene therapy technology is novel, it is difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.
There can be no assurance that we, including our subsidiaries and our collaborators, will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We also may experience unanticipated problems or delays in expanding our manufacturing capacity, which may prevent the completion of clinical trials and the commercializing of products on a timely or profitable basis, if at all. For example, we, a collaborator or another group may uncover a previously unknown risk with any of our product candidates, and this may prolong the period of observation required for obtaining regulatory approval or may necessitate additional clinical testing.
In addition, the clinical trial requirements of the FDA, European Medicines Agency, or EMA, and other regulatory authorities and the criteria these regulators when evaluating product candidates vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Even if we and our collaborators are successful in developing product candidates, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals in either the United States or the European Union or how long it will take to commercialize these product candidates.
Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. For example, the FDA has established the Office of Cellular, Tissue and Gene Therapies within the Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from U.S. National Institutes of Health, or NIH, also potentially are subject to review by the NIH office of Biotechnology Activities' Recombinant DNA Advisory Committee, or RAC; however, NIH has announced that the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates and those of our collaborators.

There is a high failure rate for drugs and biologics proceeding through clinical trials, at all stages of development.
Results from preclinical studies or previous clinical trials are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our product candidates and those of our collaborators may fail to show the desired results in clinical development despite demonstrating positive results in preclinical studies or having successfully advanced through initial clinical trials.
There is a high failure rate for drugs and biologics proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we and our collaborators may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of product candidate development. Any such delays could materially and adversely affect our business, financial condition, results of operations and prospects.
Our and our collaborators' product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.
There have been several significant adverse side effects in gene therapy treatments in the past, including reported cases of leukemia and death seen in other trials using other vectors. While new recombinant vectors and other approaches have been developed to reduce these side effects, gene therapy and synthetic biology therapy in general is still a relatively new approach to disease treatment and additional adverse side effects could develop. There also is the potential risk of delayed adverse events following exposure to these products due to persistent biologic activity of the genetic material or other components of products used to carry the genetic material.
Other possible adverse side effects that could occur with treatment with synthetic biology products include an immunologic reaction early after administration which, while not necessarily adverse to the patient's health, could substantially limit the effectiveness of the treatment. In previous clinical trials involving adeno-associated virus, or AAV, vectors for gene therapy, some subjects experienced the development of a T-cell response, whereby after the vector is within the target cell, the cellular immune response system triggers the removal of transduced cells by activated T-cells. If similar effect occurs with our or our collaborators' products, we or our collaborators may decide or be required to halt or delay further clinical development of our product candidates.
Additionally, if any of our or our collaborators' product candidates receives marketing approval, FDA could require us to adopt a REMS to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Such requirements could prevent us from achieving or maintaining market acceptance of our product candidates and could significantly harm our business, prospects, financial condition and results of operations.
We and our collaborators may find it difficult to enroll patients in clinical trials, which could delay or prevent us and our collaborators from proceeding with clinical trials.
Identifying and qualifying patients to participate in clinical trials of our and our collaborators' product candidates is critical to success. The timing of clinical trials depends on the ability to recruit patients to participate as well as completion of required follow-up periods. If patients are unwilling to participate in our or our collaborators' clinical studies for any number of reasons, such as because of negative publicity from adverse events related to the biotechnology or gene therapy fields, the timeline for recruiting patients, conducting studies and obtaining regulatory approval may be delayed. These delays could result in increased costs, delays in advancing product candidates, or termination of the clinical trials altogether.
Even if we and our collaborators complete the necessary clinical trials, we cannot predict when, or if, we and our collaborators will obtain regulatory approval to commercialize a product candidate and the approval may be for a more narrow indication than we seek.
We and our collaborators cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even where product candidates meet their endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or may not grant regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we and our collaborators may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials and the review process.
Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially and adversely affect our business, financial condition, results of operations and prospects.
Even if we or our collaborators obtain regulatory approval for a product candidate, the product will remain subject to regulatory oversight.
Even if we and our collaborators obtain regulatory approval for our product candidates, these candidates will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Regulatory approvals also may be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved Biologics License Application, or BLA, is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
In addition, product manufacturers and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMPs requirements and adherence to commitments made in the U.S. or foreign marketing application. If we, our collaborators, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.
If we fail to comply with applicable regulatory requirements following approval of any of our product candidates, a regulatory authority may take adverse actions, which include, among other things, a range of sanctions from issuing a warning letter to causing us to withdraw the product from the market.
In addition, the FDA's policies, and those of equivalent foreign regulatory agencies, may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would materially and adversely affect our business, financial condition, results of operations and prospects.
Risks related to manufacturing human therapeutics
Synthetic biology therapies are novel, complex and difficult to manufacture. We or our collaborators could experience production problems that result in delays in product development or commercialization programs or otherwise adversely affect our business.
The manufacturing processes that we and our collaborators use to produce synthetic biology product candidates for human therapeutics are complex, novel and have not been validated for commercial use. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

Our and our collaborators' synthetic biology product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic often cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, it is necessary to employ multiple steps to control our manufacturing process to assure that the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory. We or our collaborators may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other applicable standards or specifications with consistent and acceptable production yields and costs.
Any problems in our manufacturing process or facilities could make us a less attractive collaborator for potential partners, which could limit our access to additional attractive development programs.
Delays in obtaining regulatory approval of manufacturing processes and facilities or disruptions in manufacturing processes may delay or disrupt our commercialization efforts.
Before we or our collaborators can begin to commercially manufacture our product candidates for human therapeutics, we must obtain regulatory approval from the FDA for the applicable manufacturing process and facility. A manufacturing authorization must also be obtained from the appropriate European Union regulatory authorities. In addition, the manufacturing facility must pass a pre-approval inspection by the FDA before any of our product candidates can obtain marketing approval. In order to obtain approval, we will need to ensure that all of the processes, methods and equipment are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any products that we may develop.
Ethical, legal and social issues related to genetic testing may reduce demand for our product candidates, if approved.
We anticipate that prior to receiving certain cellular, gene, or other synthetic biology therapies, patients may be required to undergo genetic testing. Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing. Genetic tests for assessing a person's likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate on the basis of genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities prohibiting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure. Any of these scenarios could decrease demand for our product candidates, if approved.
The commercial success of any of our and our collaborators' product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.
Ethical, social and legal concerns about cellular, gene or other synthetic biology therapies could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from the FDA in the United States, EMA in the European Union and other regulatory authorities internationally, the commercial success of product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of synthetic biology therapy products in general, and our and our collaborators' product candidates in particular, as medically necessary, cost-effective and safe. Any product that we or our collaborators commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may or our collaborators may not generate significant product revenue to make the products profitable.

Risks associated with our business strategy
The continued evolution of our business strategy and the restructuring of our business and assets may not be a successful strategy and may increase our capital requirements, increase our costs or otherwise harm our operating results and financial condition.
Our business strategy has evolved, and continues to evolve, toward relationships and structures that provide us with more control and ownership over the development process and commercialization path. This new strategy or approach entails risks in implementation and operations and there is no guarantee that it will be successful. Furthermore, the changing focus of our business strategy may require additional capital beyond what we have historically used and what is available and we may incur costs associated with the implementation and execution of our changing business strategy. In addition, as we perform our annual impairment tests, we will evaluate the impact of changes in our business strategy and, as a result, may incur impairment charges and write-offs and other related expenses, any of which, if material, could harm our operating results and financial condition.
If we fail to maintain and successfully manage our existing ECCs or JVs, we may not be able to develop and commercialize our technologies and achieve or sustain profitability.
We have entered into ECCs or JVs with strategic collaborators to develop products enabled by our technologies. There can be no guarantee that we can successfully manage these ECCs or JVs. We must use diligent efforts to carry out development activities under the ECCs. The exclusivity provisions of each ECC restrict our ability to commercialize our technologies in the designated field covered by the ECC. In most cases, the collaborator may terminate the ECC with us for any reason upon 90 days' notice. In all cases, the ECC may be terminated if we fail to exercise diligent efforts or breach, and fail to cure, other provisions of the ECC. In addition, since our efforts to date have focused on a small number of collaborators in certain targeted sectors, our business could be adversely affected if one or more of these collaborators terminate their ECCs or JVs, fail to use our technologies or fail to develop commercially viable products enabled by our technologies.
Ongoing dependence on ECCs or JVs also will subject us to other risks, including:

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
In order for certain of our collaborators to execute on their business plans, they will have future capital requirements. We may be asked to, or need to, invest additional funds in these collaborators so that they can execute on their business plans. If we fail to invest such additional funds, the collaborator may not have sufficient capital to continue operations.
We rely on our collaborators to develop, commercialize and market certain products, and they may not be successful.
We depend on our collaborators to commercialize certain products enabled by our technologies. If our collaborators are not able to successfully develop the products enabled by our technologies, none of these enabled products will become commercially available and we will receive no back-end payments under our ECCs or JVs. Because we do not currently and may never possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, our ability to succeed in certain markets depends on our ability to develop and commercialize potential products through an ECC or JV. Some of our existing collaborators do not themselves have the resources necessary to commercialize products and they in turn will need to rely on additional sources of financing or third party collaborations. In addition, pursuant to our current ECCs or JVs and similar ECCs or JVs that we may enter into in the future, we have limited or no control over the amount or timing of resources that any collaborator is able or willing to devote to developing products or collaborative efforts. Any of our collaborators may fail to perform its obligations under the ECC. Our collaborators may breach or terminate their ECCs or JVs with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. If any of these events were to occur, our revenues, financial condition and results of operations could be adversely affected.
The sales process for strategic transactions or JVs may be lengthy and unpredictable, and we may expend substantial funds and management effort with no assurance of successfully entering into such transactions to commercialize our technologies.
Historically, the sales process for our ECCs and JVs has at times been lengthy and unpredictable. Our evolving focus on consummating strategic transactions and JVs may be equally or more challenging to consummate. Our sales and licensing efforts may require the effective demonstration of the benefits, value, differentiation, validation of our products, technologies and services and significant education and training of multiple personnel and departments within the potential collaborator's organization. We may expend substantial funds and management effort with no assurance that we will execute a transaction or otherwise sell our products, technologies or services. In addition, this lengthy sales cycle makes it more difficult for us to accurately forecast revenue in future periods and may cause revenues and operating results to vary significantly in such periods.
We have entered into a number of ECCs and JVs to date, and we require collaborators to successfully commercialize the products enabled by our technologies.
Our current ECCs and JVs may not be successful. Moreover, because we have limited financial and managerial resources, we will be required to prioritize our application of resources to particular development efforts. Any resources we expend on one or more of these efforts could be at the expense of other potentially profitable opportunities. If we focus our efforts and resources on one or more of these markets and they do not lead to commercially viable products, our revenues, financial condition and results of operations could be adversely affected.
Many of our current collaborators have no experience producing products at the commercial scale needed for the development of their business, and they will not succeed if they cannot effectively commercialize their products.
To the extent we continue to depend on collaborations to develop products with our technologies, our collaborators must demonstrate the ability to utilize our technologies to produce desired products at the commercial scale and on an economically viable basis or they must collaborate with others to do so. The products and processes developed using our technologies may not perform as expected when applied at commercial scale, or our collaborators may encounter operational challenges for which we and they are unable to devise a workable solution. For example, contamination in the production process could decrease process efficiency, create delays and increase our collaborators' costs. Moreover, under the terms of our ECCs or JVs, we limit the ability of our collaborators to partner their programs with third parties. We and our collaborators may not be able to scale up our production in a timely manner, if at all, even if our collaborators successfully complete product development in their laboratories and pilot and demonstration facilities. If this occurs, the ability of our collaborators to commercialize products and processes using our technologies will be adversely affected, and, with respect to any products that are brought to market, our collaborators may not be able to lower the cost of production, which would adversely affect our ability to increase the future profitability of our business.
Markets in which we, our JVs, and collaborators are developing products using our technologies are subject to extensive regulation, and we rely on our JVs and collaborators to comply with all applicable laws and regulations.
Our technologies are used in products that are subject to extensive regulation by governmental authorities. We depend on our JVs and collaborators to comply with these laws and regulations with respect to products they produce using our technologies and we do not independently monitor whether our collaborators comply with applicable laws and regulations. If either we, our JVs or our collaborators fail to comply with applicable laws and regulations, we are subject to substantial financial and operating risks because, in addition to our own compliance, we also depend on our JVs and collaborators to produce the end products enabled by our technologies for sale, and because, in many cases, we have, or in the future may have, a substantial equity interest in our JVs and collaborators. These regulatory risks are extensive and include the following:

•
complying with these regulations, including seeking approvals, the uncertainty of the scope of future regulations, and the costs of continuing compliance with regulations could affect our sales and profitability and that of our JVs and collaborators and materially impact our operating results;

•	our business could be adversely affected if our processes and those used by our JVs and collaborators to manufacture their final products fail to be approved by the applicable regulatory authorities;

•
where products are subject to regulatory approval, the regulatory approval process can be lengthy, costly, time consuming and inherently unpredictable, and if we and our JVs and collaborators are ultimately unable to obtain regulatory approval for products using our technologies, our business will be substantially harmed;

•
even if we and our JVs and collaborators are able to commercialize products using our technologies, the product may become subject to post-approval regulatory requirements, unfavorable pricing regulations, third-party payor reimbursement practices or regulatory reform initiatives that could harm our business;

•	we and our JVs and collaborators conduct on-going research and development that relies on evaluations in animals, which may become subject to bans or additional regulations;

•	compliance with existing or future environmental laws and regulations could have a material adverse impact on the development and commercialization of products using our technologies; and

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
A significant portion of our business is conducted by JVs that we cannot operate solely for our benefit.
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
If any of our competitors have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, or the USPTO, to determine priority of invention and, thus, the right to the patents for these inventions in the United States. These proceedings could result in substantial cost to us even if the outcome is favorable. Even if successful, an interference may result in loss of certain of our important claims.
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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our collaborators regarding their own performance, as well as industry conditions and general financial, economic and political instability. From January 1, 2016 through February 15, 2018, our common stock has traded as high as $40.24 per share and as low as $10.26 per share. The stock market in general as well as the market for biopharmaceutical companies in particular has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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
As of December 31, 2017, our executive officers and directors owned approximately 51 percent of our voting common stock, including shares subject to outstanding options and warrants. As a result, these shareholders, acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, as well as our management and affairs. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders. This concentration of ownership control may:

•	delay, defer or prevent a change in control;

•	entrench our management and/or the board of directors; or

•	impede a merger, consolidation, takeover or other business combination involving us that other shareholders may desire.
We have engaged in transactions with companies in which Randal J. Kirk, our Chief Executive Officer, and his affiliates have an interest.
We have engaged in a variety of transactions, including ECCs, with companies in which Mr. Kirk and affiliates of Mr. Kirk have a direct or indirect interest. See Notes 5, 14, 18 and 22 to our consolidated financial statements appearing elsewhere in this Annual Report for a discussion of such transactions. For example, we are party to a services agreement with Third Security, or Services Agreement with Third Security, for which Third Security provides certain services to us in return for a monthly fee of shares of our common stock. Mr. Kirk serves as the Senior Managing Director and Chief Executive Officer of Third Security and owns 100 percent of the equity interests of Third Security. We believe that each of these transactions was on terms no less favorable to us than terms we could have obtained from unaffiliated third parties, and each of these transactions was approved by at least a majority of the disinterested members of the audit committee of our board of directors. In addition, subsequent to our consummation of the ECCs with certain related parties, Mr. Kirk and his affiliates invested in these companies. Furthermore, as we execute on these ECCs or JVs going forward, a conflict may arise between our interests and those of Mr. Kirk and his affiliates.
As of December 31, 2017, Randal J. Kirk controlled approximately 47 percent of our common stock and is able to control or significantly influence corporate actions, which may result in Mr. Kirk taking actions contrary to the desires of our other shareholders.
We have historically been controlled, managed and principally funded by Randal J. Kirk, our Chairman and Chief Executive Officer, and affiliates of Mr. Kirk, including Third Security. As of December 31, 2017, Mr. Kirk and shareholders affiliated with him beneficially owned approximately 47 percent of our voting stock, including 1,207,980 shares of our common stock purchased by an affiliate of Mr. Kirk in a private placement which closed in December 2017. Affiliates of Mr. Kirk purchased 1,000,000 shares of our common stock as part of our public offering which closed in January 2018. In addition, pursuant to a Preferred Stock Equity Facility, or Preferred Stock Facility, we may, from time to time at our sole and exclusive option, issue and sell to an affiliate of Mr. Kirk up to 1,000,000 shares of our Series A Preferred Stock, which will be convertible into shares of our common stock upon the approval of our shareholders, subject to regulatory approval, at a conversion rate based on future market prices. Mr. Kirk is able to control or significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of Mr. Kirk may not always coincide with the interests of other shareholders, and he may take actions that advance his personal interests and are contrary to the desires of our other shareholders.
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
In addition, as of December 31, 2017, there were 11,382,747 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements and Rules 144 and

701 under the Securities Act of 1933, as amended. Shares issuable upon the exercise of such options can be freely sold in the public market upon issuance and once vested. Additionally, we have 4,747,496 of shares available for grant under the 2013 Omnibus Incentive Plan.
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

•	allow the authorized number of our directors to be changed only by resolution of our board of directors;

•	limit the manner in which shareholders can remove directors from the board;

•	require that shareholder actions must be effected at a duly called shareholder meeting and prohibit actions by our shareholders by written consent; and

•	limit who may call a special meeting of shareholders.
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
We establish the geographic locations of our research and development operations based on proximity to the relevant market expertise and access to available talent pools. The following table shows information about our primary lab operations as of December 31, 2017:

Location	Square Footage
Germantown, Maryland	56,258
South San Francisco, California	55,609
Davis, California	32,867
San Diego, California	23,409
Budapest, Hungary	18,367
Ghent, Belgium	14,198
Campinas, Brazil	12,530
Oxford, England	10,000
Our primary domestic production facilities are located in Sioux Center, Iowa, and include approximately 274,000 square feet of production and office facilities and approximately 380 acres of land. The land and production facilities are primarily used for embryo transfer and in vitro fertilization processes, as well as housing livestock used in such processes. We also lease or own regional production facilities and land in California, Maryland, Missouri, New York, Oklahoma, South Dakota, Texas, and Washington for these purposes. Additionally, we have commenced initial scale up of commercial production of our non-browning apples in Washington, our AAS salmon in Canada, and our GE mosquitoes in Piracicaba, Brazil, in anticipation of generating future revenues from each of these product lines.
We lease an additional 40,000 square feet of administrative offices in South San Francisco, California; West Palm Beach, Florida; Germantown, Maryland; and Blacksburg, Virginia. The terms of our leases range from one to ten years. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments."

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
In May 2016, two putative shareholder class action lawsuits, captioned Hoffman v. Intrexon Corporation et al. and Gibrall v. Intrexon Corporation et al., were filed in the U.S. District Court for the Northern District of California on behalf of purchasers of our common stock between May 12, 2015 and April 20, 2016, or the Class Period. In July 2016, the court consolidated the lawsuits and appointed a lead plaintiff. The consolidated amended complaint names as defendants us and certain of our current and former officers, or the Defendants. It alleges, among other things, that the Defendants made materially false and/or misleading statements during the Class Period with respect to our business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The plaintiffs' claims are based in part upon allegations in a report published in April 2016 on the Seeking Alpha financial blog. The plaintiffs seek compensatory damages, interest and an award of reasonable attorneys' fees and costs. The Defendants moved to dismiss the case. On February 24, 2017, the court granted the Defendants' motion to dismiss the lawsuit on the grounds that the plaintiff failed to state a claim, while granting the plaintiff leave to amend. The plaintiff subsequently notified the court that it would seek to appeal the court's ruling rather than amend its complaint. On April 26, 2017, the court entered final judgment in the case. Notice of appeal was filed by the plaintiff on May 26, 2017. On October 26, 2017, the plaintiff filed a voluntary motion to dismiss the case, which the court of appeals granted on November 1, 2017.
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

The complaint is substantially similar to two separate demands made by shareholders concerning the Services Agreement and Mr. Kirk's compensation. Our board of directors appointed a Special Litigation Committee, or the SLC, consisting of independent directors to investigate the claims and allegations made in the derivative action and in the two shareholder demands and to decide on our behalf whether the claims and allegations should be pursued. The Basile case was stayed pending the report of the SLC. In November 2016, the SLC completed its review and evaluation and unanimously determined that the claims were without merit because the compensation arrangements were the result of an informed and disinterested decision-making process and were fair to the Company, and that prosecution of the asserted claims was not in our or our shareholders' best interest. Based upon the determination of the SLC, on February 24, 2017 we moved to dismiss the court action pursuant to Virginia statute. On June 8, 2017, the court granted our motion to dismiss while granting the plaintiff leave to amend. On August 30, 2017, the plaintiff filed a consent motion for leave to amend along with the amended shareholder derivative complaint. We moved to dismiss the amended complaint on October 6, 2017. On January 25, 2018, the court granted our motion and dismissed the plaintiff's amended complaint with prejudice.
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
Market Information and Holders of Record
Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "XON". The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NYSE:

	High	Low
Year Ended December 31, 2017
Fourth Quarter	$20.49	$10.26
Third Quarter	25.30	17.04
Second Quarter	26.99	18.41
First Quarter	26.95	18.55
Year Ended December 31, 2016
Fourth Quarter	$32.90	$24.01
Third Quarter	30.56	22.88
Second Quarter	38.60	22.81
First Quarter	40.24	18.52
As of February 15, 2018, we had 283 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Intrexon Corporation under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison from August 8, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2017 of the cumulative total return for our common stock, the Standard & Poor's 500 Stock Index (S&P 500 Index) and the NYSE MKT ARCA Biotechnology Index. The graph assumes that $100 was invested at the market close on August 8, 2013 in the common stock of Intrexon Corporation, the S&P 500 Index and the NYSE MKT ARCA Biotechnology Index and data for the S&P 500 Index and the NYSE MKT ARCA Biotechnology Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Company / Index	Base Period 8/8/2013	9/30/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Intrexon Corporation	$100.00	$95.79	$96.24	$106.31	$101.62	$75.13	$111.32
S&P 500 Index	100.00	99.38	109.82	111.81	117.66	118.99	124.86
NYSE MKT ARCA Biotechnology Index	100.00	103.12	110.29	122.45	131.51	146.60	163.14

Company / Index	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Intrexon Corporation	$183.46	$198.01	$129.03	$122.34	$137.51	$99.86	$113.69	$98.60
S&P 500 Index	126.04	126.39	118.26	126.59	128.29	131.44	136.50	141.72
NYSE MKT ARCA Biotechnology Index	189.33	198.84	162.87	181.72	141.07	144.32	160.93	147.87

Company / Index	3/31/2017	6/30/2017	9/30/2017	12/31/2017
Intrexon Corporation	$81.24	$98.74	$77.92	$47.22
S&P 500 Index	150.33	154.98	161.93	172.68
NYSE MKT ARCA Biotechnology Index	171.56	185.84	202.52	203.59

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
(a) Sales of Unregistered Securities
From January 1, 2017 through December 31, 2017, we consummated the following transactions involving the issuance of unregistered securities:

•
the issuance of 500,650 unregistered shares of our common stock during 2017, as payment under the Services Agreement entered into and effective as of November 1, 2015, as amended, by and between us and Third Security as previously discussed in our Current Reports on Form 8-K filed on October 30, 2015; November 3, 2016; and December 30, 2016;

•
the issuance of 221,743 unregistered shares of our common stock in March 2017 in connection with our purchase of the remaining 49% of outstanding equity of Biological & Popular Culture, Inc. as previously disclosed in our Quarterly Reports on Form 10-Q filed on May 10, 2017, August 9, 2017, and November 9, 2017;

•
the issuance of 480,422 unregistered shares of our common stock in March 2017, as payment of deferred consideration in connection with our acquisition of Oxitec as previously discussed in our Current Reports on Form 8-K filed on August 12, 2015 and September 8, 2015;

•
the issuance of 2,049 unregistered shares of our common stock at a weighted average issuance price of $21.94 per share in May and June 2017 as payment under a consulting agreement between us and Hyphen Fund Management LLC; and

•
the issuance of 1,207,980 unregistered shares of our common stock on December 29, 2017 to the R.J. Kirk Declaration of Trust, an entity affiliated with Mr. Kirk, at a price per share of $11.33 for an aggregate purchase price of $13.7 million, as previously discussed in our Current Report on Form 8-K filed on January 2, 2018.

Other than with respect to the shares issued in connection with our acquisition of Oxitec, which were issued in reliance on exemptions from registration under Rule 506(b) of Regulation D and/ or Regulation S under the Securities Act, we issued the above referenced shares of common stock in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act.
(b) Use of Proceeds
None.
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
The selected consolidated financial data set forth below as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015, are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial data set forth below as of December 31, 2015, 2014, and 2013, and for the years ended December 31, 2014 and 2013, are derived from our audited consolidated financial statements contained in reports previously filed with the SEC, not included herein. Our audited and unaudited consolidated financial statements have been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period, and our results for any interim period are not necessarily indicative of results to be expected for a full fiscal year.

	Year Ended December 31,
	2017(2)(5)	2016	2015(3)	2014(4)	2013(5)
	(In thousands, except share and per share amounts)
Statement of Operations Data:
Collaboration and licensing revenues	$145,579	$109,871	$87,821	$45,212	$23,525
Product revenues	33,589	36,958	41,879	11,481	164
Service revenues	50,611	43,049	42,923	14,761	—
Total revenues	230,981	190,926	173,605	71,930	23,760
Total operating expenses	368,871	316,092	320,469	141,892	81,783
Operating loss	(137,890)	(125,166)	(146,864)	(69,962)	(58,023)
Net loss	(126,820)	(190,274)	(87,994)	(85,616)	(40,908)
Net loss attributable to noncontrolling interests	9,802	3,662	3,501	3,794	1,928
Net loss attributable to Intrexon	(117,018)	(186,612)	(84,493)	(81,822)	(38,980)
Accretion of dividends on redeemable convertible preferred stock	—	—	—	—	(18,391)
Net loss attributable to common shareholders	(117,018)	(186,612)	(84,493)	(81,822)	(57,371)
Net loss attributable to common shareholders per share, basic and diluted	$(0.98)	$(1.58)	$(0.76)	$(0.83)	$(1.40)
Weighted average shares outstanding, basic and diluted	119,998,826	117,983,836	111,066,352	99,170,653	40,951,952

	December 31,
	2017(2)(5)	2016	2015(3)	2014(4)	2013(5)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$68,111	$62,607	$135,782	$27,466	$49,509
Short-term and long-term investments	6,273	180,595	207,975	115,608	188,561
Equity securities, current and non-current	15,100	23,522	83,653	164,889	141,525
Investments in preferred stock	161,225	129,545	—	—	—
Total assets	846,851	949,068	982,046	576,272	469,472
Deferred revenue, current and non-current	236,397	310,142	197,729	113,209	73,571
Other liabilities(1)	63,909	69,678	79,431	53,774	14,558
Total Intrexon shareholders' equity	533,631	560,237	694,078	384,761	366,722
Noncontrolling interests	12,914	9,011	10,808	24,528	14,621
Total equity	546,545	569,248	704,886	409,289	381,343

(1)
Other liabilities include $8,037, $7,948, $8,528, $10,369, and $1,653 of long term debt as of December 31, 2017, 2016, 2015, 2014, and 2013, respectively; and $8,801, $15,629, and $20,485 of deferred consideration as of December 31, 2016, 2015, and 2014, respectively.

(2)	In 2017, we acquired GenVec, Inc., or GenVec, and began including the results of its operations effective on the acquisition date.

(3)	In 2015, we acquired ActoGeniX NV, or ActoGeniX, Okanagan, and Oxitec and began including the results of their operations effective on the respective acquisition dates.

(4)	In 2014, we acquired Medistem, Inc. and Trans Ova and began including the results of their operations effective on the respective acquisition dates.

(5)
In 2013, we acquired ownership interests in AquaBounty and Biological & Popular Culture, Inc., or BioPop, which resulted in our gaining control over these entities, resulting in consolidation effective on the respective acquisition dates. We acquired the remaining 49 percent of outstanding equity of BioPop in March 2017.

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
Financial overview
We have incurred significant losses since our inception. We anticipate that we may continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. Outside of collaboration and license fee payments, which vary over time, we have not generated significant revenues, including revenues or royalties from product sales by us or our collaborators. Certain of our consolidated subsidiaries require regulatory approval and/or commercial scale-up before they may commence significant product sales and operating profits.
We expect our future capital requirements will be substantial, particularly as we continue to develop our business and expand our synthetic biology technology platform. In January 2018, we closed a public offering of 6,900,000 shares of our common stock, including 1,000,000 shares of common stock purchased by affiliates of Third Security, the net proceeds of which were $82.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. In October 2017, we entered into a Preferred Stock Facility with an affiliate of Third Security, under which we may, at our sole and exclusive option, issue and sell up to $100 million of newly issued Series A Preferred Stock and which expires April 30, 2019. We believe that our existing cash and cash equivalents, short-term investments, cash expected to be received through our current collaborators and for sales of products and services provided by our consolidated subsidiaries, cash received in our January 2018 offering, and any issuances of Series A Preferred Stock under the Preferred Stock Facility will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.
Sources of revenue
Historically, we have derived our collaboration and licensing revenues through agreements with counterparties for the development and commercialization of products enabled by our technologies. Generally, the terms of these collaborations provide that we receive some or all of the following: (i) technology access fees upon signing; (ii) reimbursements of costs incurred by us for our research and development and/or manufacturing efforts related to specific applications provided for in the collaboration; (iii) milestone payments upon the achievement of specified development, regulatory and commercial activities; and (iv) royalties on sales of products arising from the collaboration.
Our technology access fees and milestone payments may be in the form of cash or securities of the collaborator. Our collaborations contain multiple arrangements, and we typically defer revenues from the technology access fees and milestone payments received and recognize such revenues in the future over the anticipated performance period. We are also entitled to sublicensing revenues in those situations where our collaborators choose to license our technologies to other parties. See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report for additional discussion of our revenue recognition for these collaborations.
From time to time, we and certain collaborators may cancel the agreements, relieving us of any further performance obligations under the agreement. When no further performance obligations are required of us under an agreement, we may recognize any remaining deferred revenue.
We generate product and service revenues primarily through sales of products or services that are created from technologies developed or owned by us. Our primary current offerings include sales of advanced reproductive technologies, including our bovine embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) services have been rendered or delivery has occurred such that risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collection from the customer is reasonably assured.
In future periods, our revenues will depend in part on our ability to partner our more mature programs and capabilities, the number of collaborations to which we are party, the advancement and creation of programs within our collaborations and the extent to which our collaborators bring products enabled by our technologies to market. Our revenues will also depend upon our ability to maintain or improve the volume and pricing of our current product and service offerings and to develop and scale up production of new offerings from the various technologies of our subsidiaries. Our future revenues may also include additional revenue streams we may acquire through mergers and acquisitions. In light of our limited operating history and experience, there can be no assurance as to the timing, magnitude and predictability of revenues to which we might be entitled.
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
The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies, the costs incurred to develop a specific application of our technologies in support of current or prospective collaborators and licensees, or costs incurred to expand or otherwise improve our products and services for the years ended December 31, 2017, 2016, and 2015. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies, specific applications of our technologies in support of current or prospective collaborators and licensees, or expanding or improving our product and services offerings. Research and development expenses for the year ended December 31, 2015 include a $59.6 million payment in our common stock for an exclusive license to certain technologies owned by MD Anderson to be used in the expansion and improvement of our platform technologies.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Expansion or improvement of our platform technologies	$14,515	$12,195	$75,779
Specific applications of our technologies in support of current and prospective collaborators and licensees	77,001	62,960	41,306
Expansion or improvement of our product and service offerings	27,134	17,585	10,537
Other	24,557	19,395	19,861
Total research and development expenses	$143,207	$112,135	$147,483
We expect that our research and development expenses will increase as we enter into new collaborations, develop our own proprietary programs, and expand our offerings. We believe these increases will likely include increased costs related to the hiring of additional personnel in research and development functions, increased costs paid to consultants and contract research organizations and increased costs related to laboratory supplies. Research and development expenses may also increase as a result of ongoing research and development operations which we might assume through mergers and acquisitions.
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
In June 2015, we entered into an agreement with Harvest Intrexon Enterprise Fund I, LP, or Harvest, an investment fund sponsored by Harvest Capital Strategies, LLC, and a related party based on ownership in the fund by affiliates of Third Security. Harvest was established to invest in life science research and development start-up opportunities that we offered to Harvest with exclusive rights of first-look and first negotiation. In September 2017, the commitment period for Harvest was terminated and, as a result, the agreement with Harvest terminated. The termination of the agreement had no effect on the existing collaborations with Harvest-controlled entities. Through September 2017, as consideration for providing exclusive rights of first-look and first negotiation, we received a portion of the management fee collected by the fund sponsor of Harvest for our obligation to provide Harvest with investment proposals that were suitable for pursuit by a start-up. These fees will decrease as a result of the termination of the Harvest agreement. These fees are included in other income.
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
Results of operations
Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
The following table summarizes our results of operations for the years ended December 31, 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar Change	Percent Change
	2017	2016
	(In thousands)
Revenues
Collaboration and licensing revenues (1)	$145,579	$109,871	$35,708	32.5%
Product revenues	33,589	36,958	(3,369)	(9.1)%
Service revenues	50,611	43,049	7,562	17.6%
Other revenues	1,202	1,048	154	14.7%
Total revenues	230,981	190,926	40,055	21.0%
Operating expenses
Cost of products	33,263	37,709	(4,446)	(11.8)%
Cost of services	29,525	23,930	5,595	23.4%
Research and development	143,207	112,135	31,072	27.7%
Selling, general and administrative	146,103	142,318	3,785	2.7%
Impairment loss	16,773	—	16,773	N/A
Total operating expenses	368,871	316,092	52,779	16.7%
Operating loss	(137,890)	(125,166)	(12,724)	10.2%
Total other income (expense), net	22,473	(47,865)	70,338	147.0%
Equity in loss of affiliates	(14,283)	(21,120)	6,837	(32.4)%
Loss before income taxes	(129,700)	(194,151)	64,451	(33.2)%
Income tax benefit	2,880	3,877	(997)	(25.7)%
Net loss	(126,820)	(190,274)	63,454	(33.3)%
Net loss attributable to noncontrolling interests	9,802	3,662	6,140	167.7%
Net loss attributable to Intrexon	$(117,018)	$(186,612)	$69,594	(37.3)%

(1)	Including $130,670 and $93,792 from related parties for the years ended December 31, 2017 and 2016, respectively.

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenue recognized for the years ended December 31, 2017 and 2016, together with the changes in those items. See Note 5 to our consolidated financial statements appearing elsewhere in this Annual Report for further discussion of our collaboration and licensing revenues.

	Year Ended December 31,		Dollar Change
	2017	2016
	(In thousands)
ZIOPHARM Oncology, Inc.	$69,812	$33,836	$35,976
Oragenics, Inc.	2,020	2,752	(732)
Fibrocell Science, Inc.	7,344	5,942	1,402
Genopaver, LLC	6,690	6,117	573
S & I Ophthalmic, LLC	755	6,141	(5,386)
OvaXon, LLC	1,966	2,934	(968)
Intrexon Energy Partners, LLC	10,665	17,552	(6,887)
Persea Bio, LLC	946	1,278	(332)
Ares Trading S.A.	10,738	10,192	546
Intrexon Energy Partners II, LLC	3,672	3,169	503
Intrexon T1D Partners, LLC	5,968	1,908	4,060
Harvest start-up entities (1)	15,232	4,974	10,258
Other	9,771	13,076	(3,305)
Total	$145,579	$109,871	$35,708

(1)
For the years ended December 31, 2017 and 2016, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc.

Collaboration and licensing revenues increased $35.7 million, or 33 percent, over the year ended December 31, 2016 due primarily to (i) the recognition of previously deferred revenue totaling $28.9 million related to our second ECC with ZIOPHARM for the treatment of graft-versus-host disease, which was mutually terminated in December 2017 and (ii) a full year of recognition of deferred revenue associated with the payment received in June 2016 from ZIOPHARM to amend our collaborations.
Product revenues and gross margin
Product revenue decreased $3.4 million, or 9 percent, from the year ended December 31, 2016. The decrease in product revenues was primarily due to lower customer demand for cows and live calves. Gross margin on products improved slightly in the current period primarily due to a decline in the average cost of cows.
Service revenues and gross margin
Service revenue increased $7.6 million, or 18 percent, over the year ended December 31, 2016. The increase in service revenues relates to an increase in the number of bovine in vitro fertilization cycles performed due to higher customer demand. Gross margin on services decreased slightly in the current period primarily due to an increase in royalties and commissions due to vendors.
Research and development expenses
Research and development expenses increased $31.1 million, or 28 percent, over the year ended December 31, 2016. The increase is due primarily to increases in (i) lab supplies and consulting expenses, (ii) salaries, benefits and other personnel costs for research and development employees, (iii) depreciation and amortization, and (iv) rent and utilities expenses. Lab supplies and consulting expenses increased $11.3 million due to (i) the progression of certain programs into the preclinical and clinical phases with certain of our collaborators and (ii) the expansion or improvement of certain of our platform technologies. Salaries, benefits and other personnel costs increased $8.0 million due to an increase in research and development headcount necessary to invest in current or expanding platforms and to develop new prospective collaborations and other partnering opportunities. Depreciation and amortization increased $5.8 million primarily as a result of (i) the amortization of developed technology acquired from Oxitec, which began in November 2016 upon the completion of certain operational and regulatory events, and (ii) the amortization of developed technology acquired from GenVec in June 2017. Rent and utilities expenses increased $3.3 million due to the expansion of certain facilities to support our increased headcount.
Selling, general and administrative expenses
SG&A expenses increased $3.8 million, or 3 percent, over the year ended December 31, 2016. Salaries, benefits and other personnel costs increased $4.2 million primarily due to increased headcount to support our expanding operations. Legal and professional fees increased $4.2 million primarily due to (i) increased legal fees to defend ongoing litigation and to support our evolving corporate strategy and (ii) consulting fees related to potential business opportunities and public relations. These increases were partially offset by $4.3 million in litigation expenses recorded in 2016 arising from the entrance of a court order in our trial with XY, LLC, or XY.
Impairment loss
Impairment loss for the year ended December 31, 2017 of $16.8 million resulted from our annual test for goodwill and indefinite-lived intangible asset impairment in the fourth quarter. Based on the price per share received by AquaBounty in its recent underwritten public offering, we determined that it was more likely than not that the fair value of our AquaBounty reporting unit was less than the carrying value and recorded a $13.0 million impairment charge representing the estimated excess of carrying value over fair value of this reporting unit. Additionally, in the fourth quarter, we decided to forgo further development of certain of our in-process research and development assets and as a result recorded a $3.0 million impairment charge.
Total other income (expense), net
Total other income (expense), net, increased $70.3 million, or 147 percent, over the year ended December 31, 2016. This increase was primarily attributable to (i) the change in fair market value of our equity securities portfolio, investments in preferred stock, and other convertible instruments and (ii) a full year of dividend income from our investment in preferred stock of ZIOPHARM.
Equity in net loss of affiliates
Equity in net loss of affiliates for the year ended December 31, 2017 and 2016 includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. The $6.8 million, or 32 percent, decrease was primarily due to the temporary redeployment of certain resources away from JV programs towards supporting prospective new platforms and additional collaborations.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
The following table summarizes our results of operations for the years ended December 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar Change	Percent Change
	2016	2015
	(In thousands)
Revenues
Collaboration and licensing revenues (1)	$109,871	$87,821	$22,050	25.1%
Product revenues	36,958	41,879	(4,921)	(11.8)%
Service revenues	43,049	42,923	126	0.3%
Other revenues	1,048	982	66	6.7%
Total revenues	190,926	173,605	17,321	10.0%
Operating expenses
Cost of products	37,709	40,746	(3,037)	(7.5)%
Cost of services	23,930	23,183	747	3.2%
Research and development	112,135	147,483	(35,348)	(24.0)%
Selling, general and administrative	142,318	109,057	33,261	30.5%
Total operating expenses	316,092	320,469	(4,377)	(1.4)%
Operating loss	(125,166)	(146,864)	21,698	(14.8)%
Total other income (expense), net	(47,865)	68,830	(116,695)	(169.5)%
Equity in loss of affiliates	(21,120)	(8,944)	(12,176)	136.1%
Loss before income taxes	(194,151)	(86,978)	(107,173)	123.2%
Income tax benefit (expense)	3,877	(1,016)	4,893	>200%
Net loss	(190,274)	(87,994)	(102,280)	116.2%
Net loss attributable to noncontrolling interests	3,662	3,501	161	4.6%
Net loss attributable to Intrexon	$(186,612)	$(84,493)	$(102,119)	120.9%

(1)	Including $93,792 and $77,354 from related parties for the years ended December 31, 2016 and 2015, respectively.

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenue recognized for the years ended December 31, 2016 and 2015, together with the changes in those items. See Note 5 to our consolidated financial statements appearing elsewhere in this Annual Report for further discussion of our collaboration and licensing revenues.

	Year Ended December 31,		Dollar Change
	2016	2015
	(In thousands)
ZIOPHARM Oncology, Inc.	$33,836	$19,306	$14,530
Oragenics, Inc.	2,752	6,535	(3,783)
Fibrocell Science, Inc.	5,942	12,179	(6,237)
Genopaver, LLC	6,117	3,829	2,288
S & I Ophthalmic, LLC	6,141	4,115	2,026
OvaXon, LLC	2,934	2,540	394
Intrexon Energy Partners, LLC	17,552	13,447	4,105
Persea Bio, LLC	1,278	1,241	37
Ares Trading S.A.	10,192	4,728	5,464
Intrexon Energy Partners II, LLC	3,169	167	3,002
Intrexon T1D Partners, LLC	1,908	—	1,908
Harvest start-up entities (1)	4,974	266	4,708
Other	13,076	19,468	(6,392)
Total	$109,871	$87,821	$22,050

(1)
For the year ended December 31, 2016, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc. For the year ended December 31, 2015, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.

Collaboration and licensing revenues increased $22.1 million over the year ended December 31, 2015 due to (i) the recognition of deferred revenue for upfront payments received from collaborations signed by us in 2016, including the consideration received in June 2016 from ZIOPHARM to amend the collaborations between us; and (ii) increased research and development services for these collaborations and for the expansion of programs or the addition of new programs with previously existing collaborators, including ZIOPHARM, Genopaver, LLC, Ares Trading, and our JVs with S & I Ophthalmic and Intrexon Energy Partners. This increase is partially offset by the recognition in 2015 of previously deferred revenue related to collaboration agreements for which we satisfied all of our obligations or which were terminated during 2015.
Product revenues and gross margin
Product revenues decreased $4.9 million, or 12 percent, from the year ended December 31, 2015. The decrease in product revenues and gross margin primarily relates to a decrease in the quantities of cows and live calves sold due to lower customer demand for these products and also due to a decline in average sales price of cows previously used in production.
Service revenues and gross margin
Revenues and gross margin on services were consistent year over year.
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
Selling, general and administrative expenses
SG&A expenses increased $33.3 million, or 31 percent, over the year ended December 31, 2015. Salaries, benefits and other personnel costs for SG&A employees increased $3.2 million due to (i) increased headcount, including the hiring of two new executive officers and additional business development professionals; (ii) a full year of non-cash compensation paid to our CEO pursuant to the compensation agreement into which we entered in November 2015; and (iii) a full year of salaries, benefits and other personnel costs for employees assumed in our 2015 acquisitions. These increases were partially offset by a decrease in performance-based cash incentives for our executive officers in 2016. Legal and professional expenses increased $18.6 million primarily due to (i) a full year of non-cash consulting expenses pursuant to the Services Agreement with Third Security into which we entered in November 2015; (ii) expenses incurred to support domestic and international government affairs for regulatory and other approvals necessary to commercialize our products and services; (iii) increased legal fees to defend ongoing litigation; and (iv) incremental costs incurred to support our 2015 acquisitions and other business development activities. In 2016, we also recorded $4.3 million in litigation expenses arising from the entrance of a court order in our trial with XY.
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
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception and as of December 31, 2017, we had an accumulated deficit of $847.8 million. From our inception through December 31, 2017, we have funded our operations principally with proceeds received from private and public offerings, cash received from our collaborators and through product and service sales made directly to customers. As of December 31, 2017, we had cash and cash equivalents of $68.1 million and short-term investments of $6.3 million. In January 2018, we closed a public offering of 6,900,000 shares of our common stock, including 1,000,000 shares of common stock purchased by affiliates of Third Security, the net proceeds of which were $82.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. In October 2017, we entered into a Preferred Stock Facility with an affiliate of Third Security, under which we may, at our sole and exclusive option, issue and sell up to $100 million of newly issued Series A Preferred Stock. Cash in excess of immediate requirements is invested primarily in money market funds and U.S. government debt securities in order to maintain liquidity and preserve capital.
We currently generate cash receipts primarily from technology access fees, reimbursement of research and development services performed by us and sales of products and services.

Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$(104,139)	$(55,975)	$35,669
Investing activities	104,332	(28,392)	(259,245)
Financing activities	4,284	12,065	331,683
Effect of exchange rate changes on cash and cash equivalents	1,027	(873)	209
Net increase (decrease) in cash and cash equivalents	$5,504	$(73,175)	$108,316
Cash flows from operating activities:
In 2017, our net loss was $126.8 million, which includes the following significant noncash expenses that total $114.9 million: (i) $41.6 million of stock-based compensation expense, (ii) $31.1 million of depreciation and amortization expense, (iii) $16.8 million of impairment losses, (iv) $14.3 million of equity in net loss of affiliates, and (v) $11.1 million of shares issued as payment for services, partially offset by $16.8 million of noncash dividend income. Additionally, we had a $74.6 million net increase in our operating assets and liabilities. In 2016, our net loss was $190.3 million, which includes the following significant noncash expenses that total $157.6 million: (i) $58.9 million of unrealized and realized losses on our equity securities and preferred stock, (ii) $42.2 million of stock-based compensation expense, (iii) $24.6 million of depreciation and amortization expense, (iv) $21.1 million of equity in net loss of affiliates, and (v) $10.8 million of shares issued as payment for services, partially offset by $7.4 million of noncash dividend income. Additionally, we had a $17.7 million net increase in our operating assets and liabilities primarily as a result of the recognition of previously deferred revenue, partially offset by a $10.0 million technology access fee received in cash pursuant to a new collaboration. During 2015, we received net cash receipts for technology access fees of $85.5 million pursuant to new collaborations with Ares Trading, ZIOPHARM, and Intrexon Energy Partners II. Our net loss was $88.0 million, which include the following significant noncash expenses that total $116.0 million: (i) $59.6 million of common stock issued to MD Anderson for the in-license of certain technologies, (ii) $38.7 million of stock-based compensation expense and (iii) $17.7 million of depreciation and amortization expense, partially offset by $66.9 million of noncash unrealized and realized gains on our equity securities.
Cash flows from investing activities:
During 2017, we received proceeds of $174.5 million from the maturity of short-term investments, and used $46.7 million for purchases of property, plant and equipment, $14.2 million for the purchase of a land-based aquaculture facility by AquaBounty, and $11.2 million for investments in our JVs. During 2016, we used $31.6 million for purchases of property, plant and equipment, $11.5 million for investments in our JVs, $7.2 million to acquire the assets of Old EnviroFlight, $3.0 million for the issuances of notes receivable, $2.3 million for purchases of equity securities and warrants of certain of our collaborators, and we received $26.7 million of net proceeds from the maturity of short-term investments. During 2015, we used $123.9 million, net of cash received, for the acquisitions of ActoGeniX, Okanagan and Oxitec, $93.6 million for net purchases of short-term and long-term investments, $17.1 million for the purchase of equity securities and warrants pursuant to public financings by three of our collaborators, $13.4 million for investments in our JVs, and $12.7 million for purchases of property, plant and equipment.
Cash flows from financing activities:
During 2017, we received $13.7 million proceeds from a private placement of our common stock with an affiliate of Third Security and paid $8.7 million of deferred consideration to former shareholders of acquired businesses. During 2016, we received $19.2 million from stock option exercises and paid $6.7 million of deferred consideration to former shareholders of an acquired business. During 2015, we received $328.2 million of net proceeds from our public offerings in January and August.
Future capital requirements
We established our strategy and business model of commercializing our technologies through collaborations with development expertise in 2010, and we consummated our first collaboration in January 2011. We believe that our efforts to partner our more mature programs and capabilities and to continue to consummate collaborations across our various industries will result in additional upfront, milestone and cost recovery payments in the future.
We believe that our existing cash and cash equivalents, short-term investments, cash expected to be received from our current collaborators and for sales of products and services provided by our consolidated subsidiaries, proceeds received from any issuance of Series A Preferred Stock under the Preferred Stock Facility, and proceeds from our January 2018 underwritten public offering will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.
We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of any payments received in connection with strategic transactions;

•	the timing, receipt and amount of upfront, milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	our ability to maintain or improve the volume and pricing of our current product and service offerings and to develop new offerings, including those which may incorporate new technologies;

•	the timing and capital requirements to scale up our various product and service offerings and customer acceptance thereof;

•	our ability to maintain and establish additional collaborative arrangements and/or new strategic initiatives;

•	the timing of regulatory approval of products of our collaborations and operations;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	investments we may make in current and future collaborators, including JVs;

•	strategic mergers and acquisitions, including both the upfront acquisition cost as well as the cost to integrate, maintain, and expand the strategic target; and

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes.
Until such time, if ever, as we can regularly generate positive operating cash flows, we may finance our cash needs through a combination of equity offerings, including issuances from the Preferred Stock Facility; debt financings; government or other third-party funding; strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government or other third-party funding, marketing and distribution arrangements or other strategic transactions, collaborations, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments as of December 31, 2017 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$67,887	$7,964	$18,301	$15,578	$26,044
Purchase commitments	15,802	5,067	10,735	—	—
Long term debt	5,905	502	773	1,192	3,438
Contingent consideration	585	—	585	—	—
Total	$90,179	$13,533	$30,394	$16,770	$29,482
In addition to the obligations in the table above, as of December 31, 2017 we also have the following significant contractual obligations described below.
In conjunction with the formation of our JVs, we committed to making future capital contributions of at least $45.0 million to the JVs, subject to certain conditions and limitations. As of December 31, 2017, our remaining capital contribution commitments to our JVs were $19.2 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
We are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products which incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. As of December 31, 2017, we also had research and development commitments with third parties totaling $10.7 million that had not yet been incurred.
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
In January 2009, AquaBounty was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. Amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. AquaBounty claimed all amounts available under the grant, resulting in total long term debt of $2.1 million on our consolidated financial statements as of December 31, 2017. This amount is not included in the table above due to the uncertainty of the timing of repayment.
Net operating losses
As of December 31, 2017, we had net operating loss carryforwards of approximately $244.3 million for U.S. federal income tax purposes available to offset future taxable income, and U.S. federal and state research and development tax credits of $7.7 million, prior to consideration of annual limitations that may be imposed under Section 382. These carryforwards begin to expire in 2022. Our direct foreign subsidiaries have foreign loss carryforwards of approximately $151.4 million, most of which do not expire. Excluding certain deferred tax liabilities totaling $15.6 million, our remaining net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.
As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of Intrexon's net operating losses have been subject to limitations pursuant to Section 382. As of December 31, 2017, Intrexon has utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of December 31, 2017, approximately $33.6 million of domestic net operating losses were inherited via acquisition, including approximately $13.4 million related to our acquisition of GenVec, and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
We do not file a consolidated income tax return with AquaBounty. As of December 31, 2017, AquaBounty had loss carryforwards for federal and foreign income tax purposes of approximately $28.2 million and $15.7 million, respectively, and foreign research tax credits of $2.8 million available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382 or analogous foreign provisions. These carryforwards will begin to expire in 2018. As a result of our ownership in AquaBounty passing 50 percent in 2013, an annual Section 382 limitation of approximately $0.9 million per year will apply to losses and credits carried forward by AquaBounty from prior years, which are also subject to prior Section 382 limitations.
The Tax Act introduces certain limitations on utilization of net operating losses that are generated after 2017, generally limiting utilization of those losses to 80 percent of future annual taxable income. However, losses generated after 2017 will generally have an indefinite carryforward period.
Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, other than operating leases and purchase commitments as mentioned above, as defined under SEC rules.
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
While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.
Revenue recognition
We generate collaboration and licensing revenue through the execution of agreements with collaborators and licensing agreements whereby the collaborators or the licensees obtain exclusive access to our proprietary technologies for use in the research, development and commercialization of products and/or treatments in a contractually specified field of use. Generally, the terms of these agreements provide that we receive some or all of the following: (i) upfront payments upon consummation of the agreement; (ii) reimbursements for costs incurred by us for research and development and/or manufacturing efforts related to specific applications provided for in the agreement; (iii) milestone payments upon the achievement of specified development, regulatory and commercial activities; and (iv) royalties on sales of products arising from the collaboration or licensing agreement.
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

Consideration received is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. When available, the relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of the selling price or third-party evidence of the selling price, if VSOE does not exist. If neither VSOE nor third-party evidence of the selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. We recognize the revenue allocated to each unit of accounting as we deliver the related goods or services. If we determine that certain deliverables should be treated as a single unit of accounting, then the revenue is recognized using either a proportional performance or straight-line method, depending on whether we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and whether such performance obligations are provided on a best-efforts basis. As we cannot reasonably estimate our performance obligations related to our collaborators or licensees, we recognize revenue on a straight-line basis over the period we expect to complete our performance obligations, which is reevaluated each reporting period.
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
We recognized $145.6 million, $109.9 million and $87.8 million of collaboration and licensing revenues in the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, we have $230.5 million and $297.9 million, respectively, of deferred revenue related to our receipt of upfront and milestone payments.
We generate product and service revenues primarily through sales of products or services which are created from technologies developed or owned by us. Our current offerings include sales of advanced reproductive technologies, including our bovine embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) services have been rendered or delivery has occurred such that risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collection from the customer is reasonably assured. We recognized $82.3 million, $77.9 million, and $83.4 million of these product and service revenues for the years ended December 31, 2017, 2016 and 2015, respectively.
Effective January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, as amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP. Topic 606 outlines a single comprehensive model for us to use in accounting for our revenues arising from contracts with customers and supersedes the revenue recognition discussed above. See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report for a description of this recent accounting pronouncement and anticipated impact to our financial statements.
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
We hold equity securities received and/or purchased from certain collaborators. For each collaborator where we own equity securities, we make an accounting policy election to present them either (i) at the fair value at the end of each reporting period or (ii) using the cost or equity method depending on our level of influence. Other than investments accounted for using the equity method, we have elected the fair value option to account for equity securities held in these collaborators. These equity securities are recorded at fair value at each reporting date and are subject to market price volatility. Unrealized gains and losses resulting from fair value adjustments are reported in the consolidated statement of operations. The fair value of these equity securities is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these collaborators. Equity securities that we do not intend to sell within one year are classified as noncurrent in the consolidated balance sheet. As of December 31, 2017 and 2016, our equity securities in our collaborators are valued at $15.1 million and $23.5 million, respectively.
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
Investments in preferred stock
We hold preferred stock in certain of our collaborators, most of which may be converted to common stock as described in Note 7 to our consolidated financial statements included appearing elsewhere in this Annual Report. We elected the fair value option to account for our investments in preferred stock whereby the value of preferred stock is adjusted to fair value as of each reporting date and unrealized gains and losses are reported in the consolidated statement of operations.  These investments are subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of certain of the preferred stock into common stock, the volatility of each collaborator's common stock, and changes in general economic and financial conditions of the collaborators. These Level 3 investments are classified as noncurrent in the consolidated balance sheet since we do not intend to sell the investment nor expect the investments that are convertible into common stock to be converted within one year. As of December 31, 2017 and 2016, our investments in preferred stock are valued at $161.2 million and $129.5 million, respectively.
We are entitled to monthly dividends and record dividend income. We recorded $16.8 million and $7.4 million of dividend income in 2017 and 2016, respectively.

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
Additionally, enacted changes in domestic or foreign tax rates, such as those as part of the Tax Act, that require remeasurement of our deferred tax assets and liabilities, also require remeasurement of our valuation allowance.
Consolidation of variable interest entities
We identify entities that (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities, or "VIEs". We perform an initial and on-going evaluation of the entities with which we have variable interests to determine if any of these entities are VIEs. If an entity is identified as a VIE, we perform an assessment to determine whether we have both: (i) the power to direct activities that most significantly impact the VIE's economic performance, and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE. As of December 31, 2017 and 2016, we determined that certain of our collaborators and JVs as well as Harvest were VIEs. We were not the primary beneficiary for these entities since we did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. Our aggregate investment balance of these VIEs as of December 31, 2017 and 2016 was $185.3 million and $159.1 million, respectively, which represents our maximum risk of loss related to the identified VIEs.
Valuation of goodwill and long-lived assets
We evaluate long-lived assets to be held and used, which include property, plant and equipment and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.
Goodwill and indefinite-lived intangible assets, which include in-process research and development, are tested for impairment annually, or more frequently if events or circumstances between annual tests indicate that the assets may be impaired. Impairment losses on goodwill and indefinite-lived intangible assets are recognized based solely on a comparison of their fair value to carrying value, without consideration of any recoverability test. We monitor the progression of our in-process research and development, as the likelihood of success is contingent upon regulatory approval. During the year ended December 31, 2017, we recorded $16.8 million of impairment charges to write down the values of goodwill and in-process research and development recorded in certain of our acquisitions. See additional discussion regarding this impairment in Note 11 to our consolidated financial statements appearing elsewhere in this Annual Report. We did not record any impairment charges during the years ended December 31, 2016 or 2015.
Stock-based compensation
We record the fair value of stock options issued to employees and non-employees as of the grant date as stock-based compensation expense. Stock-based compensation expense for employees and non-employees is recognized over the requisite service period, which is typically the vesting period. We recorded stock-based compensation expense of $41.6 million, $42.2 million and $38.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. We utilize the Black-Scholes option-pricing model to estimate the grant-date fair value of all stock options. The Black-Scholes option-pricing model requires the use of assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Because we do not have sufficient history to estimate the expected volatility of our common stock price, expected volatility is based on a blended approach which utilizes the volatility of our common stock and the volatility of peer public entities that are similar in size and industry. We estimate the expected term of all stock options based on previous history of exercises. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield is 0 percent as we do not expect to declare cash dividends in the near future. The fair value of the underlying common stock is determined based on the quoted market price of our common stock on the NYSE. Forfeitures are recorded when incurred. The assumptions used in the Black-Scholes option-pricing model for the years ended December 31, 2017, 2016 and 2015 are set forth below:

	Year Ended December 31,
	2017	2016	2015
Valuation Assumptions
Expected dividend yield	0%	0%	0%
Expected volatility	57%—60%	59%—60%	59%—62%
Expected term (years)	6.25	6.25	6.25
Risk-free interest rate	1.89%—2.27%	1.23%—2.17%	1.56%—1.95%
We had 11,382,747 options outstanding as of December 31, 2017 of which 5,306,697 were exercisable. We had 11,640,383 options outstanding as of December 31, 2016 of which 3,418,035 were exercisable. Total unrecognized stock-based compensation expense related to non-vested awards as of December 31, 2017 and 2016, was $69.0 million and $94.0 million, respectively, and is expected to be recognized over a weighted-average period of approximately two and three years, respectively. The weighted average grant date fair value for options granted in 2017, 2016 and 2015 was $12.19, $16.28 and $25.96, respectively.
Inventory
The Company's inventory primarily includes adult female cows which are used in certain production processes and are recorded at acquisition cost using the first-in, first-out method or at market, whichever is lower.  Work-in-process inventory includes allocations of production costs and facility costs on gestating livestock and are recorded at the lower of cost or market.  Significant declines in the price of cows could result in unfavorable adjustments to inventory balances. As of December 31, 2017 and 2016, total inventory was $20.5 million and $21.1 million, respectively.
Recent accounting pronouncements
See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our business, which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The following sections provide quantitative information on our exposure to interest rate risk, stock price risk, and foreign currency exchange risk. We make use of sensitivity analyses which are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $74.4 million and $243.2 million as of December 31, 2017 and 2016, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities and certificates of deposit which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Investments in publicly traded companies' common stock
We have common stock investments in several publicly traded companies that are subject to market price volatility. We have adopted the fair value method of accounting for these investments, except for our investment in AquaBounty as further described below, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income (expense), net, for the period. As of December 31, 2017 and 2016, the original aggregate cost basis of these investments was $102.6 million and $104.0 million, respectively, and the market value was $15.1 million and $23.5 million, respectively. The fair value of these investments is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these companies. The fair value of these investments as of December 31, 2017 would be approximately $16.6 million and $12.1 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2016 would be approximately $25.9 million and $18.8 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
The common stock of AquaBounty commenced trading on the NASDAQ Stock Market in January 2017 and ceased trading on the London Stock Exchange in May 2017. As of December 31, 2017, we owned 5,162,277 shares or approximately 58 percent; as a result of the AquaBounty underwritten public offering in January 2018, our ownership interest dropped to 53 percent. The fair value of our investment in AquaBounty as of December 31, 2017 and 2016, based on AquaBounty's quoted closing price on the NASDAQ Stock Market and London Stock Exchange, respectively, was $18.2 million and $40.1 million, respectively. The fair value of our investment in AquaBounty as of December 31, 2017 would be approximately $20.0 million and $14.6 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2016 would be approximately $44.1 million and $32.1 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty.
Investments in publicly traded companies' preferred stock
We have preferred stock investments in several publicly traded companies, most of which may be converted to common stock in the future. We have adopted the fair value method of accounting for these investments whereby the value of preferred stock is adjusted to fair value as of each reporting date. As of December 31, 2017 and 2016, the original cost basis of these investments, including dividends, was $148.3 million and $127.4 million, respectively, and the fair value of these investments was $161.2 million and $129.5 million, respectively. The fair value of these investments is subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of certain of the preferred stock into common stock, the volatility of each company's common stock, and changes in general economic and financial conditions of these companies. The fair value of these investments as of December 31, 2017 would be approximately $177.3 million and $129.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2016 would be approximately $142.5 million and $103.6 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
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
The information required by this Item 8 is contained on pages F-1 through F-60 of this Annual Report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report, which is included in Part II Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.
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
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

Item 14.	Principal Accounting Fees and Services
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)
The following consolidated financial statements of Intrexon Corporation and its subsidiaries, and the independent registered public accounting firm reports thereon, are included in Part II, Item 8 of this Annual Report:

1.	Financial Statements.
Consolidated Financial Statements of Intrexon Corporation and Subsidiaries
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Shareholders' and Total Equity for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015
Notes to Consolidated Financial Statements for the Years Ended December 31, 2017, 2016, and 2015

2.	Financial Statement Schedules.
Financial Statements of ZIOPHARM Oncology, Inc.
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2015 and 2014
Statements of Operations for the Years Ended December 31, 2015, 2014, and 2013
Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2015, 2014, and 2013
Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013
Notes to Financial Statements for the Years Ended December 31, 2015, 2014, and 2013
All other financial statement schedules have been omitted because either the required information is not applicable or the information required is included in the consolidated financial statements and notes thereto included in this Annual Report.

3.	Exhibits.
The exhibits are listed in Item 15(b) below.

(b)	Exhibits
The following exhibits are filed with this Annual Report or incorporated by reference:

Exhibit No.	Description

1.1*	Controlled Equity OfferingSM Sales Agreement between Intrexon and Cantor Fitzgerald & Co., dated November 11, 2015 (14)

2.1*
Amended and Restated Membership Interest Purchase Agreement, dated as of August 8, 2014, by and among Intrexon, Trans Ova Genetics, L.C., the Sellers named on the signature pages thereto, and Pro-Edge, LP., as the Securityholders Representative (6)

2.2*
Agreement for the Acquisition of the Entire Issued and To Be Issued Share Capital of Oxitec Limited, dated August 7, 2015, by and among Intrexon, the Sellers named therein, the Warrantors (as defined therein) and 3729th Single Member Shelf Trading Company Limited (12)

2.3*	Agreement and Plan of Merger, dated as of January 24, 2017, by and among Intrexon, GenVec and Intrexon GV Holding, Inc. (23)

3.1*	Amended and Restated Articles of Incorporation (3)

3.1A*	Articles of Amendment to the Amended and Restated Articles of Incorporation (26)

3.2*	Amended and Restated Bylaws (15)

4.1*	Specimen certificate evidencing shares of common stock (2)

4.2*	Form of Second Amended and Restated Warrant to Purchase Shares of Common Stock (2)

4.3*
Eighth Amended and Restated Investors' Rights Agreement, dated March 1, 2013, by and among Intrexon and the holders of the Company's preferred stock and certain holders of Intrexon's common stock and Joinder thereto (1)

10.1†*	Intrexon Corporation Amended and Restated 2008 Equity Incentive Plan (2)

10.2†*	Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, effective as of June 9, 2014 (9)

10.2A†*	Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, Form of Restricted Stock Agreement (9)

10.2B†*	Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, Form of Incentive Stock Option Agreement (9)

10.2C†*	Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, Form of Nonqualified Stock Option Agreement (9)

10.2D†*	Amendment to the Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, effective as of June 11, 2015 (11)

10.2E†*	Amendment to the Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, effective as of June 9, 2016 (16)

10.2F†*	Amendment to the Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, effective as of June 28, 2017 (24)

10.2G†*	Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Restricted Stock Unit Agreement, by and between Intrexon and Randal J. Kirk, effective as of November 1, 2015 (13)

10.2H†*	Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Restricted Stock Unit Agreement, by and between Intrexon and Randal J. Kirk, effective as of November 1, 2016 (20)

10.2I†*	Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Restricted Stock Unit Agreement, by and between Intrexon and Randal J. Kirk, dated as of December 30, 2016 (21)

10.2J†*	Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Restricted Stock Unit Agreement, by and between Intrexon and Randal J. Kirk, effective as of April 1, 2017 (22)

10.2K†**	Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Form of Restricted Stock Unit Agreement for Officers

10.2L†**	Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Form of Restricted Stock Unit Agreement for Directors

10.3*	Exclusive Channel Partner Agreement, dated as of January 6, 2011, between Intrexon and ZIOPHARM Oncology, Inc., as amended (1)

10.3A*	Second Amendment to Exclusive Channel Partner Agreement, dated March 27, 2015, between Intrexon and ZIOPHARM Oncology, Inc. (10)

10.3B*	Third Amendment to Exclusive Channel Partner Agreement by and between ZIOPHARM Oncology, Inc. and Intrexon Corporation dated as of June 29, 2016 (17)

10.3C*	Amendment to Exclusive Channel Collaboration Agreement by and between ZIOPHARM Oncology, Inc. and Intrexon Corporation dated as of June 29, 2016 (17)

10.4#*	Exclusive Channel Collaboration Agreement, dated as of June 5, 2012, between Intrexon and Oragenics, Inc. (1)

10.4A**	Amendment No. 1 to the Exclusive Channel Collaboration Agreement between Intrexon and Oragenics, Inc. dated July 21, 2016

10.4B**	Amendment No. 2 to the Exclusive Channel Collaboration Agreement between Intrexon and Oragenics, Inc. dated November 8, 2017

10.5#*	Exclusive Channel Collaboration Agreement, dated as of August 6, 2012, between Intrexon and Synthetic Biologics, Inc. (1)

10.6#*	Exclusive Channel Collaboration Agreement, dated as of October 5, 2012, between Intrexon and Fibrocell Science, Inc. (1)

10.7*	First Amendment to Exclusive Channel Collaboration Agreement, dated as of June 28, 2013, between Intrexon and Fibrocell Science, Inc. (1)

10.8#*	Exclusive Channel Collaboration Agreement, dated as of February 14, 2013, between Intrexon and AquaBounty Technologies, Inc. (1)

10.9*	Relationship Agreement, dated as of December 5, 2012, between Intrexon and AquaBounty Technologies, Inc. (1)

10.10#*	Exclusive Channel Collaboration Agreement, dated as of March 29, 2013, between Intrexon and Genopaver, LLC (1)

10.11†*	Second Amended and Restated Employment Agreement, dated as of August 31, 2006, between Intrexon and Thomas D. Reed (2)

10.12#*	Exclusive Channel Collaboration Agreement, dated as of September 30, 2013, between Intrexon and S & I Ophthalmic, LLC (4)

10.13#*	Limited Liability Company Agreement, dated as of September 30, 2013, among Intrexon, Caraco Pharmaceutical Laboratories Ltd. and S & I Ophthalmic, LLC (4)

10.14#*	Exclusive Channel Collaboration Agreement, dated as of March 26, 2014, by and between Intrexon Corporation and Intrexon Energy Partners, LLC (5)

10.15#*	Amended and Restated Limited Liability Company Agreement of Intrexon Energy Partners, LLC, dated as of March 26, 2014, by and among Intrexon and the parties thereto (5)

10.16*
Letter Agreement by and between ZIOPHARM Oncology, Inc., Intrexon and The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center, dated as of January 9, 2015 (7)

10.17*	Securities Issuance Agreement by and among Intrexon, The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center dated as of January 13, 2015 (7)

10.18*	Securities Issuance Agreement by and among Intrexon, The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center dated as of January 13, 2015 (7)

10.19*	Registration Rights Agreement by and among Intrexon, The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center dated as of January 13, 2015 (7)

10.20#*
License Agreement by and among ZIOPHARM Oncology, Inc., Intrexon and The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center, dated as of January 13, 2015 (8)

10.21#*	License and Collaboration Agreement, dated as of March 27, 2015, among Intrexon, ARES Trading S.A. and ZIOPHARM Oncology, Inc. (10)

10.22†*	Intrexon Corporation Annual Executive Incentive Plan, adopted as of April 29, 2015 (11)

10.23*	Services Agreement, by and between Intrexon Corporation and Third Security, LLC, effective as of November 1, 2015 (13)

10.23A*	First Amendment to Services Agreement, by and between Intrexon Corporation and Third Security, LLC, effective as of October 31, 2016 (20)

10.23B*	Second Amendment to Services Agreement, by and between Intrexon Corporation and Third Security, LLC, effective as of December 30, 2016 (21)

10.23C*	Third Amendment to Services Agreement, by and between Intrexon Corporation and Third Security, LLC, dated as of December 28, 2017 (27)

10.24*	Securities Issuance Agreement by and between ZIOPHARM Oncology, Inc. and Intrexon Corporation dated as of June 29, 2016 (17)

10.25†*	Employment Agreement, dated May 16, 2016 between Intrexon and Geno J. Germano (19)

10.26†*	Offer Letter, dated August 3, 2016 between Intrexon and Andrew Last, PhD (18)

10.27†*	Preferred Stock Equity Facility Agreement, dated October 16, 2017, by and between Kapital Joe, LLC and Intrexon Corporation (25)

21.1	List of Subsidiaries of Intrexon Corporation

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of RSM US LLP

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

Attached as Exhibit 101 are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Shareholders' and Total Equity for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (v) the Notes to Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015.

*	Previously filed and incorporated by reference to the exhibit indicated in the following filings by Intrexon:

(1)	Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 9, 2013.

(2)	Amendment No. 1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 29, 2013.

(3)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 15, 2013.

(4)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on October 30, 2013.

(5)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on April 4, 2014.

(6)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 11, 2014.

(7)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2015.

(8)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on January 28, 2015.

(9)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2014.

(10)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2015.

(11)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2015.

(12)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 12, 2015.

(13)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 3, 2015.

(14)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2015.

(15)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2016.

(16)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2016.

(17)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2016.

(18)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 8, 2016.

(19)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2016.

(20)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2016.

(21)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 30, 2016.

(22)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2017.

(23)	Amendment No. 2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 11, 2017.

(24)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2017.

(25)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2017.

(26)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2017.

(27)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2018.

**	Furnished herewith

†	Indicates management contract or compensatory plan.

#	Portions of the exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.

(c)	Financial Statement Schedules
The response to Item 15(a)2 is incorporated herein by reference.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 1, 2018

INTREXON CORPORATION

By:	/S/ RANDAL J. KIRK
Randal J. Kirk Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RANDAL J. KIRK	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	3/1/2018
Randal J. Kirk

/S/ RICK L. STERLING	Chief Financial Officer (Principal Accounting and Financial Officer)	3/1/2018
Rick L. Sterling

/S/ CESAR L. ALVAREZ	Director	3/1/2018
Cesar L. Alvarez

/S/ STEVEN FRANK	Director	3/1/2018
Steven Frank

/S/ VINITA D. GUPTA	Director	3/1/2018
Vinita D. Gupta

/S/ FRED HASSAN	Director	3/1/2018
Fred Hassan

/S/ JEFFREY B. KINDLER	Director	3/1/2018
Jeffrey B. Kindler

/S/ DEAN J. MITCHELL	Director	3/1/2018
Dean J. Mitchell

/S/ ROBERT B. SHAPIRO	Director	3/1/2018
Robert B. Shapiro

/S/ JAMES S. TURLEY	Director	3/1/2018
James S. Turley

Intrexon Corporation and Subsidiaries
Consolidated Financial Statements
December 31, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Intrexon Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Intrexon Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive loss, of shareholders' and total equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 1, 2018

We have served as the Company's auditor since 2006.

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2017 and 2016

(Amounts in thousands, except share data)	2017	2016
Assets
Current assets
Cash and cash equivalents	$68,111	$62,607
Restricted cash	6,987	6,987
Short-term investments	6,273	174,602
Equity securities	5,285	—
Receivables
Trade, net	19,775	21,637
Related parties, net	17,913	16,793
Notes, net	—	1,500
Other	2,153	2,555
Inventory	20,493	21,139
Prepaid expenses and other	7,057	7,361
Total current assets	154,047	315,181
Long-term investments	—	5,993
Equity securities, noncurrent	9,815	23,522
Investments in preferred stock	161,225	129,545
Property, plant and equipment, net	112,674	64,672
Intangible assets, net	232,877	225,615
Goodwill	153,289	157,175
Investments in affiliates	18,870	23,655
Other assets	4,054	3,710
Total assets	$846,851	$949,068
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2017 and 2016

(Amounts in thousands, except share data)	2017	2016
Liabilities and Total Equity
Current liabilities
Accounts payable	$8,701	$8,478
Accrued compensation and benefits	6,474	6,540
Other accrued liabilities	21,080	15,776
Deferred revenue	42,870	53,364
Lines of credit	233	820
Current portion of long term debt	502	386
Deferred consideration	—	8,801
Related party payables	313	440
Total current liabilities	80,173	94,605
Long term debt, net of current portion	7,535	7,562
Deferred revenue, net of current portion	193,527	256,778
Deferred tax liabilities, net	15,620	17,007
Other long term liabilities	3,451	3,868
Total liabilities	300,306	379,820
Commitments and contingencies (Note 17)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of December 31, 2017 and 2016; and 122,087,040 shares and 118,688,770 shares issued and outstanding as of December 31, 2017 and 2016, respectively	—	—
Additional paid-in capital	1,397,005	1,325,780
Accumulated deficit	(847,820)	(729,341)
Accumulated other comprehensive loss	(15,554)	(36,202)
Total Intrexon shareholders' equity	533,631	560,237
Noncontrolling interests	12,914	9,011
Total equity	546,545	569,248
Total liabilities and total equity	$846,851	$949,068
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2017, 2016 and 2015

(Amounts in thousands, except share and per share data)	2017	2016	2015
Revenues
Collaboration and licensing revenues, including $130,670, $93,792, and $77,354 from related parties in 2017, 2016, and 2015, respectively	$145,579	$109,871	$87,821
Product revenues	33,589	36,958	41,879
Service revenues	50,611	43,049	42,923
Other revenues	1,202	1,048	982
Total revenues	230,981	190,926	173,605
Operating Expenses
Cost of products	33,263	37,709	40,746
Cost of services	29,525	23,930	23,183
Research and development	143,207	112,135	147,483
Selling, general and administrative	146,103	142,318	109,057
Impairment loss	16,773	—	—
Total operating expenses	368,871	316,092	320,469
Operating loss	(137,890)	(125,166)	(146,864)
Other Income (Expense), Net
Unrealized and realized appreciation (depreciation) in fair value of equity securities and preferred stock	2,586	(58,894)	66,876
Interest expense	(611)	(861)	(1,244)
Interest and dividend income	19,485	10,190	1,884
Other income, net	1,013	1,700	1,314
Total other income (expense), net	22,473	(47,865)	68,830
Equity in net loss of affiliates	(14,283)	(21,120)	(8,944)
Loss before income taxes	(129,700)	(194,151)	(86,978)
Income tax benefit (expense)	2,880	3,877	(1,016)
Net loss	$(126,820)	$(190,274)	$(87,994)
Net loss attributable to the noncontrolling interests	9,802	3,662	3,501
Net loss attributable to Intrexon	$(117,018)	$(186,612)	$(84,493)
Net loss attributable to Intrexon per share, basic and diluted	$(0.98)	$(1.58)	$(0.76)
Weighted average shares outstanding, basic and diluted	119,998,826	117,983,836	111,066,352
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2017, 2016 and 2015

(Amounts in thousands)	2017	2016	2015
Net loss	$(126,820)	$(190,274)	$(87,994)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	87	430	(561)
Gain (loss) on foreign currency translation adjustments	20,599	(23,901)	(12,108)
Comprehensive loss	(106,134)	(213,745)	(100,663)
Comprehensive loss attributable to the noncontrolling interests	9,764	3,683	3,422
Comprehensive loss attributable to Intrexon	$(96,370)	$(210,062)	$(97,241)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
Years Ended December 31, 2017, 2016 and 2015

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2014	100,557,932	$—	$843,001	$(4)	$(458,236)	$384,761	$24,528	$409,289
Stock-based compensation expense	—	—	38,507	—	—	38,507	181	38,688
Exercises of stock options and warrants	1,148,463	—	14,462	—	—	14,462	—	14,462
Shares issued as payment for services	70,925	—	2,169	—	—	2,169	—	2,169
Shares issued in public offerings, net of issuance costs	9,922,256	—	328,234	—	—	328,234	—	328,234
Shares issued as consideration for license agreement	2,100,085	—	59,579	—	—	59,579	—	59,579
Shares issued in business combinations	2,552,151	—	126,863	—	—	126,863	—	126,863
Acquisition of noncontrolling interest	307,074	—	9,412	—	—	9,412	(10,978)	(1,566)
Adjustments for noncontrolling interests	—	—	(249)	—	—	(249)	499	250
Noncash dividend	—	—	(172,419)	—	—	(172,419)	—	(172,419)
Net loss	—	—	—	—	(84,493)	(84,493)	(3,501)	(87,994)
Other comprehensive income (loss)	—	—	—	(12,748)	—	(12,748)	79	(12,669)
Balances at December 31, 2015	116,658,886	—	1,249,559	(12,752)	(542,729)	694,078	10,808	704,886
Stock-based compensation expense	—	—	42,108	—	—	42,108	73	42,181
Exercises of stock options and warrants	1,400,146	—	19,165	—	—	19,165	—	19,165
Shares issued as payment for services	434,061	—	10,777	—	—	10,777	—	10,777
Shares issued in asset acquisition	136,340	—	4,401	—	—	4,401	—	4,401
Shares issued as payment for contingent consideration	59,337	—	1,583	—	—	1,583	—	1,583
Acquisition of noncontrolling interest	—	—	(1,813)	—	—	(1,813)	1,813	—
Net loss	—	—	—	—	(186,612)	(186,612)	(3,662)	(190,274)
Other comprehensive loss	—	—	—	(23,450)	—	(23,450)	(21)	(23,471)
Balances at December 31, 2016	118,688,770	$—	$1,325,780	$(36,202)	$(729,341)	$560,237	$9,011	$569,248
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
Years Ended December 31, 2017, 2016 and 2015

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2016	118,688,770	$—	$1,325,780	$(36,202)	$(729,341)	$560,237	$9,011	$569,248
Cumulative effect of adoption of ASU 2016-09	—	—	1,461	—	(1,461)	—	—	—
Stock-based compensation expense	—	—	41,525	—	—	41,525	51	41,576
Exercises of stock options and warrants	149,429	—	952	—	—	952	28	980
Shares issued as payment for services	654,456	—	11,118	—	—	11,118	—	11,118
Shares issued in private placement	1,207,980	—	13,686	—	—	13,686	—	13,686
Shares and warrants issued in business combination	684,240	—	16,997	—	—	16,997	—	16,997
Acquisitions of noncontrolling interests	221,743	—	5,082	—	—	5,082	(5,995)	(913)
Shares issued as payment of deferred consideration	480,422	—	—	—	—	—	—	—
Adjustments for noncontrolling interests	—	—	2,789	—	—	2,789	(2,802)	(13)
Noncash dividend	—	—	(22,385)	—	—	(22,385)	22,385	—
Net loss	—	—	—	—	(117,018)	(117,018)	(9,802)	(126,820)
Other comprehensive income	—	—	—	20,648	—	20,648	38	20,686
Balances at December 31, 2017	122,087,040	$—	$1,397,005	$(15,554)	$(847,820)	$533,631	$12,914	$546,545
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015

(Amounts in thousands)	2017	2016	2015
Cash flows from operating activities
Net loss	$(126,820)	$(190,274)	$(87,994)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31,145	24,572	17,743
Loss on disposal of long-lived assets	3,124	666	633
Impairment loss	16,773	—	—
Unrealized and realized (appreciation) depreciation on equity securities and preferred stock	(2,586)	58,894	(66,876)
Noncash dividend income	(16,756)	(7,421)	—
Amortization of premiums on investments	411	1,070	642
Equity in net loss of affiliates	14,283	21,120	8,944
Stock-based compensation expense	41,576	42,202	38,667
Shares issued as payment for services	11,118	10,777	2,169
Shares issued as consideration for license agreement	—	—	59,579
Provision for bad debts	1,217	1,963	1,757
Deferred income taxes	(2,528)	(3,467)	1,117
Other noncash items	(517)	1,662	460
Changes in operating assets and liabilities:
Restricted cash	—	(6,987)	—
Receivables:
Trade	740	2,588	(12,138)
Related parties	631	6,804	(11,042)
Notes	—	(42)	—
Other	661	271	5,286
Inventory	663	3,807	(774)
Prepaid expenses and other	492	(932)	(2,729)
Other assets	(1,436)	2,189	(2,119)
Accounts payable	(3,402)	3,618	(3,263)
Accrued compensation and benefits	(1,466)	(12,402)	10,491
Other accrued liabilities	3,007	9,002	1,593
Deferred revenue	(75,337)	(25,481)	74,434
Deferred consideration	(313)	(630)	(943)
Related party payables	(147)	310	(64)
Other long term liabilities	1,328	146	96
Net cash provided by (used in) operating activities	(104,139)	(55,975)	35,669
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015

(Amounts in thousands)	2017	2016	2015
Cash flows from investing activities
Purchases of investments	—	(75,246)	(181,572)
Maturities of investments	174,542	101,987	88,000
Purchases of equity securities, preferred stock, and warrants	(1,161)	(2,308)	(17,080)
Proceeds from sales of equity securities	235	280	—
Acquisitions of businesses, net of cash received	2,054	—	(123,928)
Investments in affiliates	(11,189)	(11,542)	(13,442)
Cash paid in asset acquisition	(14,219)	(7,244)	—
Purchases of property, plant and equipment	(46,666)	(31,629)	(12,749)
Proceeds from sale of property, plant and equipment	1,636	274	626
Issuances of notes receivable	(2,400)	(2,964)	(600)
Proceeds from repayment of notes receivable	1,500	—	1,500
Net cash provided by (used in) investing activities	104,332	(28,392)	(259,245)
Cash flows from financing activities
Proceeds from issuance of shares in a private placement	13,686	—	—
Proceeds from issuance of shares in public offerings, net of issuance costs	—	—	328,234
Acquisitions of noncontrolling interests	(913)	—	(1,566)
Advances from lines of credit	5,906	5,075	15,232
Repayments of advances from lines of credit	(6,493)	(4,816)	(16,944)
Proceeds from long term debt	325	547	81
Payments of long term debt	(519)	(1,201)	(1,564)
Payments of deferred consideration for acquisitions	(8,678)	(6,705)	(6,252)
Proceeds from stock option exercises	980	19,165	14,462
Payment of stock issuance costs	(10)	—	—
Net cash provided by financing activities	4,284	12,065	331,683
Effect of exchange rate changes on cash and cash equivalents	1,027	(873)	209
Net increase (decrease) in cash and cash equivalents	5,504	(73,175)	108,316
Cash and cash equivalents
Beginning of period	62,607	135,782	27,466
End of period	$68,111	$62,607	$135,782
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015

(Amounts in thousands)	2017	2016	2015
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$617	$964	$1,195
Cash paid during the period for income taxes	566	10	1,165
Significant noncash financing and investing activities
Stock received as consideration for collaboration agreements	$—	$18,766	$9,149
Preferred stock received as consideration for collaboration amendments	—	120,000	—
Receivables converted to preferred stock	3,385	—	—
Stock and warrants issued in business combinations	16,997	—	126,863
Stock issued to acquire noncontrolling interests	5,082	—	9,412
Stock issued in asset acquisition	—	4,401	—
Contingent consideration assumed in asset acquisition	—	3,660	—
Stock issued as payment for contingent consideration	—	1,583	—
Noncash dividend to shareholders	22,385	—	172,419
Deferred consideration payable related to acquisition	—	—	1,992
Purchases of equipment included in accounts payable and other accrued liabilities	2,257	652	782
Receivable recorded in anticipation of dissolution of affiliate	2,598	—	—
Transfer of inventory to breeding stock	—	1,191	—
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
1. Organization and Basis of Presentation
Intrexon Corporation ("Intrexon"), a Virginia corporation, uses synthetic biology to focus on programming biological systems to alleviate disease, remediate environmental challenges, and provide sustainable food and industrial chemicals, which may be accomplished through collaborations and joint ventures. Intrexon's primary domestic operations are in California, Florida, Maryland, and Virginia, and its primary international operations are in Belgium and Hungary. There have been no commercialized products derived from Intrexon's collaborations to date.
Trans Ova Genetics, L.C. ("Trans Ova"), a provider of advanced reproductive technologies and other genetic processes to cattle breeders and other producers, is a wholly owned subsidiary of Intrexon with primary operations in Iowa, Maryland, Missouri, Oklahoma and Texas.
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
As of December 31, 2017, Intrexon owned approximately 58% of AquaBounty Technologies, Inc. ("AquaBounty"), a company focused on improving productivity in commercial aquaculture. In January 2017, in conjunction with the listing by AquaBounty of their common stock on the NASDAQ Stock Market, Intrexon purchased $25,000 of additional AquaBounty common stock and subsequently distributed shares of AquaBounty common stock as a dividend to Intrexon shareholders. See Notes 14 and 22 for additional discussion.
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
Consideration received is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. When available, the relative selling price for each deliverable is determined using vendor specific objective evidence ("VSOE") of the selling price or third-party evidence of the selling price, if VSOE does not exist. If neither VSOE nor third-party evidence of the selling price exists, the Company uses its best estimate of the selling price for the deliverable. The amount of allocable consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. The Company recognizes the revenue allocated to each unit of accounting as the Company delivers the related goods or services. If the Company determines that certain deliverables should be treated as a single unit of accounting, then the revenue is recognized using either a proportional performance or straight-line method, depending on whether the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and whether such performance obligations are provided on a best-efforts basis. As the Company cannot reasonably estimate its performance obligations related to its collaborators or licensees, the Company recognizes revenue on a straight-line basis over the period it expects to complete its performance obligations, which is reevaluated each reporting period.
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
Research and Development
The Company considers that regulatory requirements inherent in the research and development of new products preclude it from capitalizing such costs. Research and development expenses include salaries and related costs of research and development personnel, including stock-based compensation expense, and the costs of consultants, certain in-licensed technology rights, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation, amortization and other indirect overhead expenses.
The Company has research and development arrangements with third parties that include upfront and milestone payments. As of December 31, 2017 and 2016, the Company had research and development commitments with third parties that had not yet been incurred totaling $10,682 and $10,631, respectively. The commitments are generally cancellable by the Company at any time upon written notice.
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. The Company believes that it mitigates its risk by investing in or through major financial institutions with high quality credit ratings. Recoverability of investments is dependent upon the performance of the issuer. As of December 31, 2017 and 2016, the Company had cash equivalent investments in highly liquid money market accounts at major financial institutions of $43,012 and $43,808, respectively.
Restricted Cash
Restricted cash represents funds deposited with the U.S. Treasury, as required by a court decision resulting from litigation against Trans Ova (Note 17).
Short-term and Long-term Investments
As of December 31, 2017, short-term investments include U.S. government debt securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date. The Company's written investment policy requires investments to be explicitly rated by two of the three following rating services: Standard & Poor's, Moody's and/or Fitch and to have a minimum rating of A1, P1 and/or F-1, respectively, from those agencies. In addition, the investment policy limits the amount of credit exposure to any one issuer.
Equity Securities
The Company holds equity securities received and/or purchased from certain collaborators. Other than investments accounted for using the equity method, the Company elected the fair value option to account for its equity securities held in these collaborators. These equity securities are recorded at fair value at each reporting date and are subject to market price volatility. Unrealized gains and losses resulting from fair value adjustments are reported in the consolidated statement of operations. The fair value of these equity securities is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these collaborators. Equity securities that the Company does not intend to sell within one year are classified as noncurrent in the consolidated balance sheet.
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

Investments in Preferred Stock
The Company holds preferred stock in certain of its collaborators, most of which may be converted to common stock as described in Note 7. The Company elected the fair value option to account for its investments in preferred stock whereby the value of preferred stock is adjusted to fair value as of each reporting date and unrealized gains and losses are reported in the consolidated statement of operations. These investments are subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of certain of the preferred stock into common stock, the volatility of each collaborator's common stock, and changes in general economic and financial conditions of the collaborators. The investments are classified as noncurrent in the consolidated balance sheet since the Company does not intend to sell the investments nor expect the investments that are convertible into common stock to be converted within one year.
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
Concentrations of Risk
Due to the Company's mix of fixed and variable rate securities holdings, the Company's investment portfolio is susceptible to changes in interest rates. As of December 31, 2017, gross unrealized losses on the Company's short-term investments were not material. From time to time, the Company may liquidate some or all of its investments to fund operational needs or other activities, such as capital expenditures or business acquisitions, or distribute its equity securities to shareholders as a stock dividend. Depending on which investments the Company liquidates to fund these activities, the Company could recognize a portion, or all, of the gross unrealized losses.
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade and related party receivables. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable.
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
The Company accounts for its investment in Oragenics, Inc. ("Oragenics"), one of its collaborators, using the fair value option. The fair value of the Company's investment in Oragenics was $3,085 and $7,244 as of December 31, 2017 and 2016, respectively, and is included as equity securities in the accompanying consolidated balance sheets. The Company's ownership of Oragenics was 29.4% and 29.5% as of December 31, 2017 and 2016, respectively. Unrealized appreciation (depreciation) in the fair value of these securities was $(4,159), $(10,523), and $4,863 for the years ended December 31, 2017, 2016, and 2015, respectively. See Note 7 for additional discussion regarding Oragenics.

In 2015, the Company determined that ZIOPHARM Oncology, Inc. ("ZIOPHARM") met the criteria of SEC Regulation S-X Article 3-09 for inclusion of separate financial statements of an equity method investment as the Company determined it had significant influence over ZIOPHARM until the Company distributed its share of ZIOPHARM common stock to shareholders in the form of a special stock dividend (Note 14). Upon disposition, the Company realized a gain of $81,401 during the year ended December 31, 2015.
Summarized financial data as of December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016, and 2015, for the Company's equity method investments for which separate financial statements are not included, pursuant to SEC Regulation S-X Article 3-09, are shown in the following tables.

	December 31,
	2017	2016
Current assets	$61,086	$77,761
Non-current assets	13,598	11,040
Total assets	74,684	88,801
Current liabilities	6,213	11,588
Net assets	$68,471	$77,213

	Year Ended December 31,
	2017	2016	2015
Revenues, net	$254	$417	$1,176
Operating expenses	41,904	62,373	32,513
Operating loss	(41,650)	(61,956)	(31,337)
Other, net	(8)	1,535	(64)
Net loss	$(41,658)	$(60,421)	$(31,401)
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
As of December 31, 2017 and 2016, the Company determined that certain of its collaborators and joint ventures as well as Harvest were VIEs. The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. The Company's aggregate investment balances of these VIEs as of December 31, 2017 and 2016, were $185,261 and $159,115, respectively, which represents the Company's maximum risk of loss related to the identified VIEs.
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

The following table shows the activity in the allowance for doubtful receivable accounts for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Beginning balance	$3,703	$2,081	$565
Charged to operating expenses	1,217	1,963	1,757
Write offs of accounts receivable, net of recoveries	(289)	(341)	(241)
Ending balance	$4,631	$3,703	$2,081
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
Goodwill
Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is reviewed for impairment at least annually. The Company performs a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the goodwill impairment test. If this is the case, the goodwill impairment test is required. If it is more-likely-than-not that the fair value of a reporting unit is greater than the carrying amount, the goodwill impairment test is not required.
If the goodwill impairment test is required, first, the fair value of the reporting unit is compared with its carrying amount (including goodwill). If the fair value of the reporting unit is less than its carrying amount, an indication of goodwill impairment exists for the reporting unit and the entity must record the impairment charge for the excess carrying amount, which is limited to the amount of goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying amount, no goodwill impairment charge is necessary.
The Company performs its annual impairment review of goodwill in the fourth quarter, or sooner if a triggering event occurs prior to the annual impairment review. See Note 11 for additional discussion regarding the results of this review for the year ended December 31, 2017.

Intangible Assets
Intangible assets subject to amortization consist of patents, developed technologies and know-how; customer relationships; and trademarks acquired as a result of mergers and acquisitions. These intangible assets are subject to amortization, were recorded at fair value at the date of acquisition and are stated net of accumulated amortization. Indefinite-lived intangible assets consist of in-process research and development technologies acquired in mergers or acquisitions and were recorded at fair value at the dates of the respective acquisitions.
The Company amortizes long-lived intangible assets to reflect the pattern in which the economic benefits of the intangible asset are expected to be realized. The intangible assets are amortized over their estimated useful lives, ranging from three to twenty-one years for the patents, developed technologies and know-how; customer relationships; and trademarks.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law and significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21% effective January 1, 2018, eliminating the corporate alternative minimum tax and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings foreign subsidiaries. The SEC Staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed, including computations, in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized provisional tax impacts related to revaluation of most of the Company's domestic deferred tax assets, the impact of revaluation of those deferred tax assets on the Company's valuation allowance and elimination of the corporate alternative minimum tax, and included those amounts in the consolidated financial statements for the year ended December 31, 2017. The actual impact of the Tax Act may differ from the Company's estimates due to, among other things, changes in interpretations and assumptions made, and guidance that may be issued as a result of the Tax Act.
In addition, the Tax Act implemented a new minimum tax on global intangible low-taxed income ("GILTI"). A company can elect an accounting policy to account for GILTI in either of the following ways:

•	As a period charge in the future period the tax arises; or

•	As part of deferred taxes related to the investment or subsidiary.
The Company is currently in the process of analyzing this provision and, as a result, is not yet able to reasonably estimate its effect. Therefore, the Company has not made any provisional adjustments related to potential GILTI tax in its consolidated financial statements and has not made a policy decision regarding whether to record deferred taxes under the GILTI regime.
The accounting is expected to be completed within the one-year measurement period as allowed by SAB 118 for items impacted or introduced by the Tax Act.
Share-Based Payments
Intrexon uses the Black-Scholes option pricing model to estimate the grant-date fair value of all stock options. The Black-Scholes option pricing model requires the use of assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Since Intrexon does not have sufficient history to estimate the expected volatility of its common stock price, expected volatility is based on a blended approach which utilizes the volatility of Intrexon's common stock and the volatility of peer public entities that are similar in size and industry. Intrexon estimates the expected term of all options based on previous history of exercises. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield is 0% as Intrexon does not expect to declare cash dividends in the near future. The fair value of the underlying common stock is determined based on the quoted market price on the New York Stock Exchange. Forfeitures are recorded when incurred. The assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2017, 2016 and 2015 are set forth in the table below:

	2017	2016	2015
Valuation assumptions
Expected dividend yield	0%	0%	0%
Expected volatility	57%—60%	59%—60%	59%—62%
Expected term (years)	6.25	6.25	6.25
Risk-free interest rate	1.89%—2.27%	1.23%—2.17%	1.56%—1.95%
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
Segment Information
While the Company generates revenues from multiple sources, including collaboration agreements, licensing, and products and services primarily associated with bovine reproduction, management is organized around a singular research and development focus to further the development of the Company's underlying synthetic biology technologies. Accordingly, the Company has determined that it operates in one segment. As of December 31, 2017 and 2016, the Company had $21,837 and $13,265, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $17,605, $11,969, and $5,918 for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). The provisions of ASU 2017-04 simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The Company elected to early adopt this standard in the fourth quarter of 2017 and utilized the guidance for the annual goodwill impairment test (Note 11).
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
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The provisions of ASU 2016-09 simplify various aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this standard effective January 1, 2017. Upon adoption in the first quarter of 2017, the Company elected to recognize forfeitures as they occur and recorded an opening adjustment to additional paid-in capital and accumulated deficit for previously unrecognized stock-based compensation costs due to estimating forfeitures on unvested shares totaling $1,461. The Company also recognized deferred tax assets of $17,843 related to the excess tax benefits that previously arose directly from tax deductions related to equity compensation greater than stock-based compensation costs recognized in the consolidated financial statements and the cumulative adjustment for forfeitures. These deferred tax assets were fully offset by a valuation allowance (Note 13). The adoption was on a modified retrospective basis and had no impact on prior periods.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. This guidance was originally effective for annual periods and interim periods within those annual periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which deferred the effective date of the guidance in ASU 2014-09 by one year to December 15, 2017 for interim and annual reporting periods beginning after that date, and is effective for the Company for the year ending December 31, 2018. In 2016 and 2017, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, narrow-scope improvements, practical expedients, and to expedite improvements to ASU 2014-09 by issuing ASU 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). The Company continues to progress in the evaluation of its collaborations and licensing agreements and product and service revenue arrangements to determine the impact, if any, that the implementation of this standard will have on the Company's consolidated financial statements. The Company completed its review of collaboration and licensing agreements and product and service revenue arrangements and determined that other than the cumulative catch-up adjustment and related increased deferred revenue discussed below the standard will not have a significant impact on its financial position, results of operations and disclosures for these revenue arrangements. Upon adoption using the modified retrospective approach in the first quarter of 2018, the Company expects to recognize a cumulative catch-up adjustment to increase deferred revenue and accumulated deficit in the net amount of $40,413. Under the current guidance, the Company recorded the upfront payment received from Ares Trading S.A. ("Ares Trading") net of the required payment made to ZIOPHARM as deferred revenue and is recognizing the deferred revenue over the estimated recognition period (Note 5). The new guidance requires gross presentation for these payments and would have resulted in the Company recording the full amount of the upfront payment received from Ares Trading as deferred revenue, recognizing the deferred revenue over the estimated recognition period, and immediately expensing the payment made to ZIOPHARM. As a result of this change under the new guidance, the Company expects to record $40,789 of additional deferred revenue relating to the additional unrecognized portion of the upfront payment, which will be recognized over the remainder of the expected recognition period. Additionally, the Company expects to reduce deferred revenue by $376 as a portion of the Company's previously deferred revenue related to a milestone payment received from ZIOPHARM pursuant to an ECC (Note 5) would have been recognized immediately under the new guidance. The milestone payment was received by the Company in form of the ZIOPHARM's common stock and under current guidance was valued on the date the milestone was achieved. Under the new guidance, the milestone would have been valued at contract inception with any difference in the value between contract inception and milestone achievement recorded as a gain or loss on the equity securities. Any revenue arrangements entered into subsequent to December 31, 2017 with financial or other significant terms which differ from the financial or other significant terms of the Company's existing revenue arrangements will be evaluated under this new standard.
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The provisions of ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted, and is effective for the Company for the year ending December 31, 2019. The amendments in ASU 2018-02 may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) ("ASU 2016-18"). The provisions of ASU 2016-18 require amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending balances for the periods presented on the statement of cash flows. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and is effective for the Company for the year ending December 31, 2018. The impact of the implementation of this standard will modify the Company's current disclosures and reclassifications within the consolidated statement of cash flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). The provisions of ASU 2016-16 remove the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and is effective for the Company for the year ending December 31, 2018. The implementation of this standard is not expected to have a material impact on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a similar manner as under existing guidance for operating leases today. ASU 2016-02 supersedes the previous lease standard, Topic 840, Leases. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and is effective for the Company for the year ending December 31, 2019. The Company is currently evaluating its lease agreements to determine the impact that the implementation of this standard will have on the Company's consolidated financial statements as it relates to the classification of leases under the dual approach and the recognition of a right-of-use asset and a lease liability.
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

Cash and cash equivalents	$2,054
Short term investments	542
Trade receivables	75
Other receivables	97
Prepaid expenses and other	227
Property and equipment	250
Intangible assets	14,000
Other noncurrent assets	58
Total assets acquired	17,303
Accounts payable	2,158
Accrued compensation and benefits	1,226
Other accrued expenses	856
Other long term liabilities	92
Deferred tax liabilities	239
Total liabilities assumed	4,571
Net assets acquired	12,732
Goodwill	4,850
Total consideration	$17,582
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
Acquisition-related costs totaling $507 and $12 are included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively.
Oxitec Acquisition
In September 2015, pursuant to a Stock Purchase Agreement (the "Oxitec Purchase Agreement"), the Company acquired 100% of the issued outstanding share capital of Oxitec. The aggregated consideration paid consisted of (i) 1,359,343 shares of the Company's common stock (the "Stock Consideration") and (ii) $90,199 in cash (the "Cash Consideration"), inclusive of net cash and working capital adjustments as defined in the Oxitec Purchase Agreement totaling $9,449. Stock Consideration totaling 480,422 shares and Cash Consideration totaling $1,991 were withheld as escrow at closing and were issued and paid, respectively, in March 2017. The results of Oxitec's operations subsequent to the acquisition date have been included in the consolidated financial statements.
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
Acquisition-related costs totaling $1,675 are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2015.
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
Acquisition-related costs totaling $267 are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2015.
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
$72,474

The fair value of the shares of the Company's common stock issued was based on the quoted closing price of the Company's common stock as of the closing date of the acquisition. The estimated fair value of assets acquired and liabilities assumed at the acquisition date is shown below:

Cash	$3,180
Other receivables	305
Prepaid expenses and other	31
Property, plant and equipment	209
Intangible assets	68,100
Other noncurrent assets	23
Total assets acquired	71,848
Accounts payable	230
Accrued compensation and benefits	196
Other accrued liabilities	253
Deferred revenue	732
Deferred tax liabilities	612
Total liabilities assumed	2,023
Net assets acquired	69,825
Goodwill	2,649
Total consideration	$72,474
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
Acquisition-related costs totaling $381 are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2015.
Unaudited Condensed Pro Forma Financial Information
GenVec's results of operations subsequent to the acquisition are included in the consolidated statement of operations. The following unaudited condensed pro forma financial information for the years ended December 31, 2017 and 2016, is presented as if the acquisition had been consummated on January 1, 2016:

	Year Ended December 31,
	2017	2016
	Pro Forma
Revenues	$231,213	$191,437
Loss before income taxes	(136,966)	(201,210)
Net loss	(134,275)	(197,144)
Net loss attributable to the noncontrolling interests	9,802	3,662
Net loss attributable to Intrexon	(124,473)	(193,482)

The results of operations of the 2015 acquisitions discussed above subsequent to the acquisitions are included in the consolidated statement of operations. The following unaudited condensed pro forma financial information for the year ended December 31, 2015 is presented as if the 2015 acquisitions had been consummated on January 1, 2014:

Year Ended December 31, 2015
Pro Forma
Revenues	$174,558
Loss before income taxes	(99,751)
Net loss	(99,594)
Net loss attributable to the noncontrolling interests	3,501
Net loss attributable to Intrexon	(96,093)
4. Investments in Joint Ventures
S & I Ophthalmic
In September 2013, the Company entered into a Limited Liability Company Agreement ("Sun LLC Agreement") with Sun Pharmaceutical Industries, Inc. ("Sun Pharmaceutical Subsidiary"), an indirect subsidiary of Sun Pharmaceutical Industries Ltd. ("Sun Pharmaceutical"), an international specialty pharmaceutical company focused on chronic diseases, to form S & I Ophthalmic, LLC ("S & I Ophthalmic"). The Sun LLC Agreement governs the affairs and the conduct of business of S & I Ophthalmic. S & I Ophthalmic leverages experience and technology from both the Company and Sun Pharmaceutical. Both the Company and Sun Pharmaceutical Subsidiary made an initial capital contribution of $5,000 in October 2013 for a 50% membership interest in S & I Ophthalmic. S & I Ophthalmic is governed by a board of managers which has four members, two each from the Company and Sun Pharmaceutical Subsidiary. In 2015, both the Company and Sun Pharmaceutical Subsidiary made subsequent capital contributions of $5,000.
In December 2017, both the Company and Sun Pharmaceutical Subsidiary agreed to dissolve S & I Ophthalmic and terminate the related ECC agreement. The Company is entitled to receive $2,598 upon the dissolution of S & I Ophthalmic which represents the Company's portion of S & I Ophthalmic's remaining cash after all liabilities are settled and is included in related party receivables in the accompanying consolidated balance sheet as of December 31, 2017. The Company's investment in S & I Ophthalmic was $3,236 as of December 31, 2016 and is included in investments in affiliates in the accompanying consolidated balance sheet.
OvaXon
In December 2013, the Company and OvaScience, Inc. ("OvaScience"), a life sciences company focused on the discovery, development and commercialization of new treatments for infertility, entered into a Limited Liability Company Agreement ("OvaXon LLC Agreement") to form OvaXon, LLC ("OvaXon"), a joint venture to create new applications for improving human and animal health. Both the Company and OvaScience made an initial capital contribution of $1,500 in January 2014 for a 50% membership interest in OvaXon. OvaXon is governed by the OvaXon board of managers ("OvaXon Board") which has four members, two each from the Company and OvaScience. In cases in which the OvaXon Board determines that additional capital contributions are necessary in order for OvaXon to conduct business and comply with its obligations, each of the Company and OvaScience has the right, but not the obligation, to make additional capital contributions to OvaXon subject to the OvaXon LLC Agreement. Through December 31, 2017, both the Company and OvaScience have made subsequent capital contributions of $4,350.
The Company's investment in OvaXon was $146 and $65 as of December 31, 2017 and 2016, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets. See additional discussion in Note 22.
Intrexon Energy Partners
In March 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, LLC ("Third Security"), entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), a joint venture formed to optimize and scale-up the Company's methane bioconversion platform ("MBP") technology for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Intrexon has committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of December 31, 2017, the Company's remaining commitment was $6,011. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(444) and $(477) as of December 31, 2017 and 2016, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.
Intrexon Energy Partners II
In December 2015, the Company and certain investors (the "IEPII Investors"), including Harvest, entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners II, LLC ("Intrexon Energy Partners II"), a joint venture formed to utilize the Company's MBP technology for the production of 1,4-butanediol, an industrial chemical used to manufacture spandex, polyurethane, plastics, and polyester. The Company also entered into an ECC with Intrexon Energy Partners II which provides exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $18,000 while retaining a 50% membership interest in Intrexon Energy Partners II. The IEPII Investors made initial capital contributions, totaling $18,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners II totaling 50%. In December 2015, the owners of Intrexon Energy Partners II made a capital contribution of $4,000, half of which was paid by the Company. Intrexon has committed to make additional capital contributions of up to $10,000, and the IEPII Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners II, have committed to make additional capital contributions of up to $10,000, at the request of Intrexon Energy Partners II's board of managers (the "Intrexon Energy Partners II Board") and subject to certain limitations. Intrexon Energy Partners II is governed by the Intrexon Energy Partners II Board which has five members. One member of the Intrexon Energy Partners II Board is designated by the Company and four members are designated by a majority of the IEPII Investors. The Company and the IEPII Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners II Board.
The Company's investment in Intrexon Energy Partners II was $572 and $1,414 as of December 31, 2017 and 2016, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
EnviroFlight
In February 2016, the Company entered into a series of transactions involving EnviroFlight, LLC ("Old EnviroFlight"), Darling Ingredients Inc. ("Darling") and a newly formed venture between the Company and Darling ("New EnviroFlight"). The Company determined that the series of integrated transactions to acquire substantially all of the assets of Old EnviroFlight for cash, common stock, and contingent consideration should be accounted for as a single transaction, which constituted a business, and considered New EnviroFlight to be the accounting acquirer. Consideration paid to Old EnviroFlight was $4,244 in cash, 136,340 shares of the Company's common stock valued at $4,401 and contingent consideration estimated at $3,660. Contemporaneously, all the assets acquired from Old EnviroFlight, with the exception of certain developed technology, and $3,000 of cash were contributed to New EnviroFlight in exchange for a non-controlling, 50% membership interest in New EnviroFlight. The Company's contributions to New EnviroFlight included an exclusive license to the developed technology that was retained by the Company. Darling received the remaining 50% membership interest in New EnviroFlight as consideration for terminating rights previously held in the developed technology with Old EnviroFlight. New EnviroFlight was formed to generate high-nutrition, low environmental impact animal and fish feed, as well as fertilizer products, from black soldier fly larvae. The Company and Darling as members have each agreed to make additional capital contributions of up to $5,000 to fund ongoing operations of New EnviroFlight. As of December 31, 2017, the Company's remaining commitment was $250, which was satisfied in January 2018. All of the employees of Old EnviroFlight became employees of New EnviroFlight.
The Company determined that its investment in New EnviroFlight should be accounted for using the equity method of accounting. The Company recorded an estimated fair value of $5,425 for its investment in New EnviroFlight and $9,880 for the retained developed technology intangible asset. The developed technology is being amortized over a period of twenty-one years. The contingent consideration liability payable to the members of Old EnviroFlight is considered a freestanding financial instrument and is recorded at fair value each reporting period. New EnviroFlight met a regulatory milestone, as defined in the asset purchase agreement, and the members of Old EnviroFlight received a portion of the contingent consideration consisting of 59,337 shares of the Company's common stock valued at $1,583 in October 2016. The members of Old EnviroFlight may receive up to $4,000 of additional shares of the Company's common stock if certain commercial milestones are met prior to February 2019. Based upon management's assessment of the likelihood of New EnviroFlight achieving the commercial milestones, the Company wrote-off the remaining balance of its estimated liability during the year ended December 31, 2017 (Note 8).
The Company's investment in New EnviroFlight was $7,092 and $4,189 as of December 31, 2017 and 2016, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
Intrexon T1D Partners
In March 2016, the Company and certain investors (the "T1D Investors"), including affiliates of Third Security, entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon T1D Partners, LLC ("Intrexon T1D Partners"), a joint venture formed to utilize the Company's proprietary ActoBiotics platform to develop and commercialize products to treat type 1 diabetes. The Company also entered into an ECC with Intrexon T1D Partners which provides the exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $10,000 while retaining a 50% membership interest in Intrexon T1D Partners. The T1D Investors made initial capital contributions, totaling $10,000 in the aggregate, in exchange for pro rata membership interests in Intrexon T1D Partners totaling 50%. Intrexon has committed to make capital contributions of up to $5,000, and the T1D Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon T1D Partners, have committed to make additional capital contributions of up to $5,000, at the request of Intrexon T1D Partners' board of managers (the "Intrexon T1D Partners Board") and subject to certain limitations. As of December 31, 2017, the Company's remaining commitment was $2,900. Intrexon T1D Partners is governed by the Intrexon T1D Partners Board, which has five members. Two members of the Intrexon T1D Partners Board are designated by the Company and three members are designated by a majority of the T1D Investors. The Company and the T1D Investors have the right, but not the obligation, to make additional capital contributions above these limits when and if solicited by the Intrexon T1D Partners Board.
The Company's investment in Intrexon T1D Partners was $(943) and $806 as of December 31, 2017 and 2016, respectively, and is included in other accrued liabilities and investments in affiliates, respectively, in the accompanying consolidated balance sheets.
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

The Company determines whether collaborations and licensing agreements are individually significant for disclosure based on a number of factors, including total revenue recorded by the Company pursuant to collaboration and licensing agreements, collaborators or licensees with either majority-owned subsidiaries or equity method investments, or other qualitative factors. Collaboration and licensing revenues generated from consolidated subsidiaries are eliminated in consolidation. The following tables summarize the amounts recorded as revenue in the consolidated statements of operations for each significant collaboration or licensing agreement for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31, 2017
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$48,313	$21,499	$69,812
Oragenics, Inc.	1,047	973	2,020
Fibrocell Science, Inc.	2,419	4,925	7,344
Genopaver, LLC	273	6,417	6,690
S & I Ophthalmic, LLC	—	755	755
OvaXon, LLC	—	1,966	1,966
Intrexon Energy Partners, LLC	2,500	8,165	10,665
Persea Bio, LLC	500	446	946
Ares Trading S.A.	6,389	4,349	10,738
Intrexon Energy Partners II, LLC	2,000	1,672	3,672
Intrexon T1D Partners, LLC	1,109	4,859	5,968
Harvest start-up entities (1)	2,442	12,790	15,232
Other	4,645	5,126	9,771
Total	$71,637	$73,942	$145,579

(1)
For the year ended December 31, 2017, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc.

	Year Ended December 31, 2016
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$11,529	$22,307	$33,836
Oragenics, Inc.	1,047	1,705	2,752
Fibrocell Science, Inc.	2,419	3,523	5,942
Genopaver, LLC	273	5,844	6,117
S & I Ophthalmic, LLC	—	6,141	6,141
OvaXon, LLC	—	2,934	2,934
Intrexon Energy Partners, LLC	2,500	15,052	17,552
Persea Bio, LLC	500	778	1,278
Ares Trading S.A.	6,389	3,803	10,192
Intrexon Energy Partners II, LLC	2,000	1,169	3,169
Intrexon T1D Partners, LLC	821	1,087	1,908
Harvest start-up entities (1)	1,383	3,591	4,974
Other	5,572	7,504	13,076
Total	$34,433	$75,438	$109,871

(1)
For the year ended December 31, 2016, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc.

	Year Ended December 31, 2015
	Revenue Recognized From		Total
	Upfront and Milestone Payments	Research and Development Services
ZIOPHARM Oncology, Inc.	$2,855	$16,451	$19,306
Oragenics, Inc.	5,679	856	6,535
Fibrocell Science, Inc.	6,046	6,133	12,179
Genopaver, LLC	273	3,556	3,829
S & I Ophthalmic, LLC	—	4,115	4,115
OvaXon, LLC	—	2,540	2,540
Intrexon Energy Partners, LLC	2,500	10,947	13,447
Persea Bio, LLC	500	741	1,241
Ares Trading S.A.	3,933	795	4,728
Intrexon Energy Partners II, LLC	167	—	167
Harvest start-up entities (1)	46	220	266
Other	10,514	8,954	19,468
Total	$32,513	$55,308	$87,821

(1)	For the year ended December 31, 2015, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.
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
ZIOPHARM is responsible for conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization or manufacturing of product candidates. The term of the ECC commenced in January 2011 and continues until terminated pursuant to the ECC agreement. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by ZIOPHARM upon 90 days written notice to the Company. In March 2015, in conjunction with the worldwide License and Collaboration Agreement ("Merck Agreement") with Ares Trading, a subsidiary of the biopharmaceutical business of Merck KGaA, and ZIOPHARM discussed below, the Company and ZIOPHARM amended their existing ECC. The amendment modifies the scope of the ECC in connection with the Merck Agreement and provides that the Company will pay to ZIOPHARM 50% of all payments received for upfront fees, milestones and royalties under the Merck Agreement.
In September 2015, the Company entered into its second ECC with ZIOPHARM ("ZIOPHARM ECC 2"). Pursuant to the ECC, ZIOPHARM received a license to the Company's technology platform to develop and commercialize novel biotherapeutics for the treatment of patients with graft-versus-host disease, or GvHD. Upon execution of ZIOPHARM ECC 2, the Company received a technology access fee of $10,000. The Company received reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to ZIOPHARM during the ECC. In December 2017, the Company and ZIOPHARM mutually agreed to terminate ZIOPHARM ECC2 and accordingly, the Company recognized the remaining balance of the deferred revenue associated with ZIOPHARM ECC2 totaling $28,943.
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
Oragenics Collaborations
In June 2012, the Company entered into an ECC with Oragenics, a publicly traded company focused on becoming the world leader in novel antibiotics against infectious diseases and a related party. Pursuant to the ECC, at the transaction effective date, Oragenics received a license to the Company's technology platform within the field of lantibiotics for the treatment of infectious diseases in humans and companion animals as defined more specifically in the agreement. Upon execution of the ECC, the Company received a technology access fee of 439,243 shares of Oragenics' common stock valued at $6,588 as upfront consideration. In November 2017, the Company amended the ECC agreement with Oragenics, and as a result, the Company is entitled to up to $35,000 of potential one-time payments for certain regulatory milestones. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Oragenics during the ECC. Oragenics will pay the Company 25% of the quarterly profits derived from the sale of products developed from the ECC, as defined in the agreement.

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
In September 2013, the Company entered into its second ECC with Oragenics ("Oragenics ECC 2"). Pursuant to Oragenics ECC 2, at the transaction effective date, Oragenics received a license to the Company's technology platform to develop and commercialize probiotics, specifically the direct administration to humans of genetically modified probiotics for the treatment of diseases of the oral cavity, throat, sinus and esophagus as defined more specifically in the agreement. Upon execution of Oragenics ECC 2, the Company received a technology access fee of 134,800 shares of Oragenics' common stock valued at $3,503 and a $1,956 convertible promissory note maturing on or before December 31, 2013 as upfront consideration. Prior to the maturity date, Oragenics had the right to convert the promissory note into shares of Oragenics' common stock subject to its shareholders' approval. The conversion price was equal to the closing price of Oragenics' common stock on the last trading day immediately prior to the date of conversion. In December 2013, Oragenics converted the promissory note into 69,824 shares of Oragenics' common stock. In September 2015, Oragenics and the Company mutually agreed to terminate Oragenics ECC 2 and accordingly, the Company recognized the remaining balance of the deferred revenue associated with the upfront payment.
In June 2015, the Company entered into its third ECC with Oragenics ("Oragenics ECC 3"). Pursuant to Oragenics ECC 3, at the transaction effective date, Oragenics received a license to the Company's technology platform within the field of biotherapeutics for use in certain treatments of oral mucositis and other diseases and conditions of the oral cavity, throat, and esophagus. Upon execution of Oragenics ECC 3, the Company received a technology access fee of a $5,000 convertible promissory note maturing on or before December 31, 2015 as upfront consideration. Prior to the maturity date, Oragenics had the right to convert the promissory note into shares of Oragenics' common stock, subject to its shareholders' approval. In December 2015, Oragenics converted the promissory note into 338,100 shares of Oragenics' common stock. The Company is also entitled to up to $22,000 of potential payments for development and commercial milestones for each Oragenics product developed from Oragenics ECC 3 and up to $10,000 of potential one-time payments for certain regulatory milestones under Oragenics ECC 3. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Oragenics during Oragenics ECC 3. Oragenics will pay the Company royalties as a percentage in the low-teens of net sales derived from the sale of products developed from Oragenics ECC 3, as defined in the agreement. In November 2017, the Company amended the Oragenics ECC 3 agreement, and as a result, the Company is entitled to an additional $5,500 of potential payments for development and commercial milestones for each Oragenics product developed from Oragenics ECC 3.
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
All Oragenics share data noted above reflect a 1-for-10 reverse stock split of Oragenics' common stock effective January 19, 2018.
Fibrocell Science Collaborations
In October 2012, the Company entered into an ECC ("Fibrocell ECC 1") with Fibrocell Science, Inc. ("Fibrocell"), a publicly traded cell and gene therapy company focused on diseases affecting the skin and connective tissue and a related party. Pursuant to the ECC, at the transaction effective date, Fibrocell received a license to the Company's technology platform to develop and commercialize genetically modified and non-genetically modified autologous fibroblasts and autologous dermal cells in the United States of America. Upon execution of the ECC, the Company received a technology access fee of 439,173 shares of Fibrocell's common stock valued at $7,576 as upfront consideration. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Fibrocell during the ECC. On a quarterly basis, Fibrocell will pay the Company royalties of 7% of net sales up to $25,000 and 14% of net sales above $25,000 on each product developed from the ECC, as defined in the agreement. If Fibrocell uses the Company's technology platform to improve the production of a current or new Fibrocell product not developed from the ECC, Fibrocell will pay the Company quarterly royalties equal to 33% of the cost of goods sold savings generated by the improvement, as defined in the agreement.

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
In June 2013, the Company and Fibrocell entered into an amendment to the Fibrocell ECC 1. The amendment expanded the field of use defined in the ECC agreement. Under the terms of the amendment to the Fibrocell ECC 1, the Company received 414,594 shares of Fibrocell's common stock valued at $7,612 as a supplemental technology access fee. The Company allocated this additional consideration to the appropriate unit of accounting and is recognizing it consistent with the unit of accounting.
In January 2014, the Company and Fibrocell entered into a second amendment to the Fibrocell ECC 1. The second amendment further expanded the field of use defined in the ECC agreement. Under the terms of the second amendment to the Fibrocell ECC 1, the Company received 341,530 shares of Fibrocell's common stock valued at $5,225 as a supplemental technology access fee. The Company allocated this additional consideration to the appropriate unit of accounting. In September 2015, Fibrocell and the Company mutually agreed to terminate the second amendment to the ECC and accordingly, the Company recognized the remaining balance of deferred revenue associated with the related upfront payment.
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
All Fibrocell share data noted above reflect a 1-for-3 reverse stock split of Fibrocell's common stock effective March 10, 2017.
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

S & I Ophthalmic Collaboration
In September 2013, the Company entered into an ECC with S & I Ophthalmic, a joint venture between the Company and Sun Pharmaceutical Subsidiary, an indirect subsidiary of Sun Pharmaceutical, an international specialty pharmaceutical company focused on chronic diseases, and a related party. The ECC granted S & I Ophthalmic an exclusive license to the Company's technology platform to develop and commercialize therapies in humans for the treatment of ocular diseases defined more specifically in the agreement. The Company was reimbursed for research and development services pursuant to the agreement and manufacturing services for Company materials provided to S & I Ophthalmic during the ECC. The term of the ECC commenced in September 2013. In December 2017, the Company and Sun Pharmaceutical Subsidiary mutually agreed to terminate the ECC and dissolve the joint venture.
OvaXon Collaboration
In December 2013, the Company entered into an ECC with OvaXon, a joint venture between the Company and OvaScience, a life sciences company focused on infertility treatments, and a related party. The ECC grants OvaXon an exclusive license to the Company's technology platform to create new applications for improving human and animal health. OvaScience also licensed certain technology to OvaXon pursuant to a separate license agreement. The Company will be reimbursed for research and development services and manufacturing services as provided for in the ECC agreement. The term of the ECC commenced in December 2013 and continues until terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by OvaXon upon 90 days written notice to the Company. See additional discussion in Note 22.
Intrexon Energy Partners Collaboration
In March 2014, the Company entered into an ECC with Intrexon Energy Partners, a joint venture between the Company and certain investors and a related party. The ECC grants Intrexon Energy Partners an exclusive license to the Company's technology platform to optimize and scale-up the Company's methane bioconversion platform for the production of certain fuels and lubricants. Upon execution of the ECC, the Company received a technology access fee of $25,000 as upfront consideration. The Company will be reimbursed for research and development services as provided for in the ECC agreement. The term of the ECC commenced in March 2014 and continues until March 2034 unless terminated prior to that date by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Intrexon Energy Partners upon 90 days written notice to the Company.
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
Merck Licensing Agreement
In March 2015, the Company signed the Merck Agreement with Ares Trading and ZIOPHARM through which the parties established a collaboration for the research and development and commercialization of certain products for the prophylactic, therapeutic, palliative or diagnostic use for cancer in humans. Pursuant to the Merck Agreement, the Company received a technology access fee of $115,000 as upfront consideration, of which $57,500 was paid to ZIOPHARM in accordance with the terms of the agreement. Upon the selection of the first two targets by Ares Trading, the Company received $10,000 in equal quarterly installments over two years. The Company is entitled to receive a further $5,000 for each additional target selected by Ares Trading. The Company is also entitled to up to $413,000 of potential payments for substantive and non-substantive development and commercial milestones for each product, and royalties ranging from the lower-single digits to the low-teens of the net sales derived from the sale of products developed under the Merck Agreement. The Company may also receive up to $50,000 of further cash fees upon certain technical milestones as provided for in the agreement. The term of the Merck Agreement commenced in May 2015 and may be terminated by either party in the event of a material breach as defined in the agreement and may be terminated voluntarily by Ares Trading upon 90 days written notice to the Company. The Company will pay to ZIOPHARM 50% of all payments received for upfront fees, milestones, and royalties under the Merck Agreement.
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
Intrexon Energy Partners II Collaboration
In December 2015, the Company entered into an ECC with Intrexon Energy Partners II, a joint venture between the Company and certain investors and a related party. Pursuant to the ECC, Intrexon Energy Partners II received an exclusive license to the Company's technology platform to optimize and scale-up the Company's methane bioconversion platform for the production of 1,4-butanediol (BDO), a key chemical intermediate that is used to manufacture spandex, polyurethane, plastics, and polyester. Upon execution of the ECC, the Company received a technology access fee of $18,000 and is entitled to reimbursement of research and development services as provided for in the ECC agreement. The term of the ECC commenced in December 2015 and continues until December 2035; termination prior to that date may be initiated (i) by either party in the event of certain material breaches defined in the agreement or (ii) may be terminated voluntarily by Intrexon Energy Partners II upon 90 days written notice to the Company.
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

Deferred Revenue
Deferred revenue primarily consists of consideration received for upfront and milestone payments in connection with the Company's collaborations and licensing agreements, prepayments for research and development services performed for collaborators and licensees, and prepayments for product and service revenues. Deferred revenue consists of the following:

	December 31,
	2017	2016
Upfront and milestone payments	$230,531	$297,867
Prepaid research and development services	1,052	6,015
Prepaid product and service revenues	4,681	5,554
Other	133	706
Total	$236,397	$310,142
Current portion of deferred revenue	$42,870	$53,364
Long-term portion of deferred revenue	193,527	256,778
Total	$236,397	$310,142
The following table summarizes the remaining balance of deferred revenue associated with upfront and milestone payments for each significant collaboration and licensing agreement.

	December 31,
	2017	2016
ZIOPHARM Oncology, Inc.	$90,496	$138,809
Oragenics, Inc.	6,719	7,766
Fibrocell Science, Inc.	16,607	19,026
Genopaver, LLC	1,704	1,977
Intrexon Energy Partners, LLC	15,625	18,125
Persea Bio, LLC	3,500	4,000
Ares Trading S.A.	40,789	47,178
Intrexon Energy Partners II, LLC	13,833	15,833
Intrexon T1D Partners, LLC	8,435	8,653
Harvest start-up entities (1)	18,400	20,208
Other	14,423	16,292
Total	$230,531	$297,867

(1)
As of December 31, 2017 and December 31, 2016, the balance of deferred revenue for collaborations with Harvest start-up entities includes Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc.

6. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses and fair value of available-for-sale investments as of December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$6,000	$—	$(2)	$5,998
Certificates of deposit	275	—	—	275
Total	$6,275	$—	$(2)	$6,273

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
As of December 31, 2017, all of the available-for-sale investments were due within one year based on their contractual maturities.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company's investments were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and are not significant as of December 31, 2017.
As of December 31, 2017 and 2016, the Company did not consider any of its investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company's ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.
7. Investments in Preferred Stock
Investment in ZIOPHARM Preferred Stock
In June 2016, the Company received 100,000 shares of Series 1 Preferred Stock (the "Preferred Shares") of ZIOPHARM with a per share stated value of $1,200, as consideration for amending their two previously existing ECC agreements (Note 5). A summary of the terms of the Preferred Shares follows.
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
The investment in ZIOPHARM preferred stock is categorized as Level 3 as there are significant unobservable inputs and the Preferred Shares are not traded on a public exchange. The fair value of the investment in ZIOPHARM preferred stock is estimated using a probability-weighted expected return ("PWERM") model. The key inputs used in the PWERM model are (i) estimating the future returns for conversion of the Preferred Shares for both product approval and a change in control of ZIOPHARM (the "conversion events") using market data of the change in value for guideline companies as a result of these conversion events; (ii) estimating the expected date and likelihood of each conversion event; and (iii) discounting these estimated future returns using a discount rate for the Preferred Shares considering industry debt issuances originated by public funds and venture capital rates of return. A significant change in unobservable inputs discussed above could result in a significant impact on the fair value of the Company's investment in ZIOPHARM preferred stock. The fair value of the Company's investment in ZIOPHARM preferred stock, including additional Preferred Shares received as dividends, was $160,832 and $129,545 as of December 31, 2017 and 2016, respectively. During the years ended December 31, 2017 and 2016, the Company received 13,460 shares and 6,184 shares, respectively, of additional Preferred Shares and recognized $16,717 and $7,421, respectively, of dividend income in the accompanying consolidated statements of operations.
Investment in Fibrocell Preferred Stock
In March 2017, Fibrocell sold Series A Convertible Preferred Stock (the "Convertible Preferred Shares") convertible into shares of Fibrocell common stock and warrants to purchase shares of Fibrocell common stock to certain institutional and accredited investors, including the Company and affiliates of Third Security. The Company paid $1,161 in exchange for 1,161 Convertible Preferred Shares and warrants to acquire 498,843 shares of Fibrocell common stock, reflective of the 1-for-3 reverse stock split of Fibrocell's common stock effective March 10, 2017. The Convertible Preferred Shares are convertible at any time at the election of the Company and accrue dividends at 4% per annum, compounded quarterly, increasing the stated value of the shares. The investment in Fibrocell preferred stock is categorized as Level 3 as there are significant unobservable inputs and the Convertible Preferred Shares are not traded on a public exchange. The fair value of the investment in Fibrocell preferred stock is estimated using a conversion plus dividend approach utilizing the trading value of the underlying common stock and an estimated premium for the preferred stock dividend and other preferences. Market price volatility of Fibrocell's common stock and a significant change in the estimated preferred stock premium could result in a significant impact to the fair value of the investment in Fibrocell preferred stock. As of December 31, 2017, the fair value of the Company's investment in Fibrocell preferred stock was $393. See Note 18 for additional discussion of the warrants.
Investment in Oragenics Preferred Stock
In November 2017, concurrent with Oragenics closing a preferred stock private placement, the Company exchanged a promissory note, including accrued interest, purchased from Oragenics in May 2017 and receivables due from Oragenics totaling $3,385 for Oragenics Series C preferred stock ("Series C Preferred Stock"). The Series C Preferred Stock is non-voting and non-convertible and is redeemable in whole or part at any time by Oragenics in cash. The Series C Preferred Stock accrues an annual 12% dividend payable in additional Series C Preferred Stock through May 10, 2019, and after such date, the annual dividend increases to 20%. Additionally, the Company and Oragenics amended certain future payment terms under its ECCs (Note 5). As of December 31, 2017, based on the most recent financial information available on Oragenics, the Company concluded that there was no value to its investment in Oragenics preferred stock.

Changes in the Fair Value of Investments in Preferred Stock
The following table summarizes the changes in the Level 3 investments in preferred stock during the years ended December 31, 2017 and 2016.

	2017	2016
Beginning balance	$129,545	$—
Receipt of preferred stock as consideration for amendments to collaboration agreements	—	120,000
Purchase of preferred stock	766	—
Conversion of receivables to preferred stock	3,385	—
Dividend income from investments in preferred stock	16,756	7,421
Net unrealized appreciation in the fair value of the investments in preferred stock	10,773	2,124
Ending balance	$161,225	$129,545
8. Fair Value Measurements
The carrying amount of cash and cash equivalents, restricted cash, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, as of December 31, 2017:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2017
Assets
U.S. government debt securities	$—	$5,998	$—	$5,998
Equity securities	10,537	4,563	—	15,100
Preferred stock	—	—	161,225	161,225
Other	—	850	—	850
Total	$10,537	$11,411	$161,225	$183,173
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
There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2017.
The carrying values of the Company's long term debt approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. The Company's contingent consideration liabilities (Notes 3 and 4) are measured on a recurring basis and were $585 and $2,081 as of December 31, 2017 and 2016, respectively. These fair value measurements were based on significant inputs not observable in the market and thus represented a Level 3 measurement. A significant change in unobservable inputs could result in a significant impact on the fair value of the Company's contingent consideration liabilities. The contingent consideration liabilities are remeasured to fair value at each reporting date until the contingency is resolved, and those changes in fair value are recognized in earnings. The changes in the fair value of the Level 3 liabilities during the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Beginning balance	$2,081	$—
Acquisition date fair value of contingent consideration liability	585	3,660
Payment of contingent consideration (Note 4)	—	(1,583)
Change in fair value of contingent consideration recognized in selling, general and administrative expenses	(2,081)	4
Ending balance	$585	$2,081
9. Inventory
Inventory consists of the following:

	December 31,
	2017	2016
Supplies, embryos and other production materials	$2,673	$1,835
Work in process	4,767	5,466
Livestock	11,040	11,752
Feed	2,013	2,086
Total inventory	$20,493	$21,139

10. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	December 31,
	2017	2016
Land and land improvements	$11,767	$10,904
Buildings and building improvements	18,183	8,123
Furniture and fixtures	2,515	2,176
Equipment	65,863	44,392
Leasehold improvements	25,277	15,105
Breeding stock	3,832	3,893
Computer hardware and software	10,128	6,844
Trees	6,642	2,772
Construction and other assets in progress	14,113	4,513
	158,320	98,722
Less: Accumulated depreciation and amortization	(45,646)	(34,050)
Property, plant and equipment, net	$112,674	$64,672
Depreciation expense was $11,951, $9,387 and $7,872 for the years ended December 31, 2017, 2016 and 2015, respectively.
Included in the table above is $14,219 of land, buildings, and equipment related to a 2017 asset acquisition of a land-based aquaculture facility to be used in the production of AquAdvantage salmon in Indiana.
11. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016, are as follows:

	2017	2016
Beginning balance	$157,175	$165,169
Acquisitions	4,850	—
Impairment	(13,823)	—
Foreign currency translation adjustments	5,087	(7,994)
Ending balance	$153,289	$157,175
For the year ended December 31, 2017, the Company recorded a $13,823 goodwill impairment charge, which primarily relates to AquaBounty. During the Company's annual goodwill impairment test, the Company determined, based on the price per share received by AquaBounty in its recent underwritten public offering (Note 22), it was more-likely-than-not that the fair value of the AquaBounty reporting unit was less than its carrying amount. As a result, the Company compared the carrying amount of the AquaBounty reporting unit to the fair value and determined the carrying amount exceeded the fair value resulting in a $13,001 goodwill impairment charge for the excess carrying value. The Company did not recognize any goodwill impairment charges during the years ended December 31, 2016 or 2015, and there were no accumulated impairment charges as of December 31, 2016.

Intangible assets consist of the following as of December 31, 2017:

	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	15.9	$263,615	$(44,954)	$218,661
Customer relationships	6.5	10,700	(6,383)	4,317
Trademarks	9.3	6,800	(2,567)	4,233
In-process research and development		5,666	—	5,666
Total		$286,781	$(53,904)	$232,877
Intangible assets consist of the following as of December 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$236,401	$(29,748)	$206,653
Customer relationships	10,700	(4,672)	6,028
Trademarks	6,800	(1,792)	5,008
Covenant not to compete	370	(339)	31
In-process research and development	7,895	—	7,895
Total	$262,166	$(36,551)	$225,615
The balance of in-process research and development includes certain in-process research and development technology acquired in the Company's acquisition of Oxitec in September 2015, and amortization will begin once certain regulatory approvals have been obtained for the in-process programs. In 2017, the Company decided to forgo further development for certain of its in-process research and development assets and, as a result, recorded an impairment charge of $2,950.
Amortization expense was $19,194, $15,185 and $9,871 for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated aggregate amortization expense for definite lived intangible assets is expected to be as follows:

2018	$19,258
2019	18,935
2020	18,833
2021	18,645
2022	17,646
Thereafter	133,894
Total	$227,211
12. Lines of Credit and Long Term Debt
Lines of Credit
Trans Ova has a $5,000 revolving line of credit with First National Bank of Omaha which matures on May 1, 2018. The line of credit bears interest at the greater of 2.95% above the London Interbank Offered Rate or 3.00% and the actual rate was 4.32% as of December 31, 2017. As of December 31, 2017, there was no outstanding balance. The amount available under the line of credit is based on eligible accounts receivable and inventory up to the maximum principal amount. The line of credit is collateralized by certain of Trans Ova's assets and contains certain restricted covenants that include maintaining minimum tangible net worth and working capital and maximum allowable annual capital expenditures. Trans Ova was in compliance with these covenants as of December 31, 2017.

Exemplar has a $700 revolving line of credit with American State Bank which matures on October 30, 2018. The line of credit bears interest at 5.25% per annum. As of December 31, 2017, there was an outstanding balance of $233.
Long Term Debt
Long term debt consists of the following:

	December 31,
	2017	2016
Notes payable	$5,010	$5,453
Royalty-based financing	2,132	1,896
Other	895	599
Long term debt	8,037	7,948
Less current portion	502	386
Long term debt, less current portion	$7,535	$7,562
Trans Ova has a note payable to American State Bank which matures in April 2033 and has an outstanding principal balance of $4,872 as of December 31, 2017. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by certain of Trans Ova's real estate and non-real estate assets.
AquaBounty has a royalty-based financing grant from the Atlantic Canada Opportunities Agency, a Canadian government agency, to provide funding of a research and development project. The total amount available under the award was $2,288, which AquaBounty claimed over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. As of the date of the acquisition by Intrexon in March 2013, AquaBounty had claimed $1,952 of the available funds and this amount was recorded at its acquisition date fair value of $1,107. The Company accretes the difference of $845 between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Subsequent to the acquisition date, AquaBounty claimed the remaining balance available under the grant, resulting in total long term debt of $2,132 as of December 31, 2017.
Future maturities of long term debt are as follows:

2018	$502
2019	401
2020	372
2021	832
2022	360
Thereafter	3,438
Total	$5,905
The AquaBounty royalty-based financing grant is not included in the table above due to the uncertainty of the timing of repayment.

13. Income Taxes
The components of loss before income taxes are presented below:

	Year Ended December 31,
	2017	2016	2015
Domestic	$(71,343)	$(157,067)	$(69,287)
Foreign	(58,357)	(37,084)	(17,691)
Loss before income taxes	$(129,700)	$(194,151)	$(86,978)
The components of income tax expense (benefit) are presented below:

	Year Ended December 31,
	2017	2016	2015
U.S. federal income taxes:
Current	$27	$(17)	$22
Deferred	(523)	1,396	1,732
Foreign income taxes:
Current	(379)	(393)	(123)
Deferred	(2,269)	(5,177)	(1,003)
State income taxes:
Deferred	264	314	388
Income tax expense (benefit)	$(2,880)	$(3,877)	$1,016
Income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015 differed from amounts computed by applying the applicable U.S. federal corporate income tax rate of 34% to loss before income taxes as a result of the following:

	2017	2016	2015
Computed statutory income tax benefit	$(44,098)	$(66,011)	$(29,573)
State and provincial income tax benefit, net of federal income taxes	(3,294)	(7,905)	(3,157)
Nondeductible stock based compensation	4,147	3,321	3,182
Nondeductible officer compensation	476	—	2,433
Gain on dividend distribution of AquaBounty common stock	3,965	—	—
Impairment of goodwill	4,700	—	—
Research and development tax incentives	(1,166)	(6,350)	(348)
Acquisition and internal restructuring transaction costs	354	571	883
Provisional impact of the Tax Act	85,288	—	—
Enacted changes in foreign tax rates and foreign tax reforms	2,138	—	(961)
U.S.-foreign rate differential	5,410	3,463	620
Other, net	(64)	1,485	(98)
	57,856	(71,426)	(27,019)
Change in valuation allowance for deferred tax assets	(60,736)	67,549	28,035
Total income tax expense (benefit)	$(2,880)	$(3,877)	$1,016

The tax effects of temporary differences that comprise the deferred tax assets and liabilities as of December 31, 2017 and 2016, are as follows:

	2017	2016
Deferred tax assets
Allowance for doubtful accounts	$1,300	$1,676
Inventory	489	447
Equity securities and investments in affiliates	17,510	31,729
Accrued liabilities and long-term debt	3,131	4,168
Stock-based compensation	26,936	8,460
Deferred revenue	61,785	68,056
Research and development tax credits	11,385	10,396
Net operating and capital loss carryforwards	111,453	144,502
Total deferred tax assets	233,989	269,434
Less: Valuation allowance	215,582	256,165
Net deferred tax assets	18,407	13,269
Deferred tax liabilities
Property, plant and equipment	237	406
Intangible assets	33,790	29,870
Total deferred tax liabilities	34,027	30,276
Net deferred tax liabilities	$(15,620)	$(17,007)
Activity within the valuation allowance for deferred tax assets during the years ended December 31, 2017, 2016 and 2015 was as follows:

	2017	2016	2015
Valuation allowance at beginning of year	$256,165	$190,174	$161,660
Increase (decrease) in valuation allowance as a result of
Mergers and acquisitions, net	—	(1,416)	1,228
Current year operations	26,619	67,549	28,035
Adoption of ASU 2016-09	17,843	—	—
Provisional impact of the Tax Act	(87,473)	—	—
Changes in foreign tax rates and foreign tax reforms	1,327	—	—
Foreign currency translation adjustment	1,101	(142)	(749)
Valuation allowance at end of year	$215,582	$256,165	$190,174
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
The Company's past issuances of stock and mergers and acquisitions have resulted in ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). As a result, utilization of portions of the net operating losses may be subject to annual limitations, however as of December 31, 2017, all such limited losses applicable to Intrexon, other than losses inherited via acquisition, have been fully utilized. As of December 31, 2017, approximately $33,590 of the Company's domestic net operating losses were inherited via acquisition, including $13,376 acquired via the acquisition of GenVec, and are limited based on the value of the target at the time of the transaction.

As of December 31, 2017, the Company has loss carryforwards for U.S. federal income tax purposes of approximately $244,274 available to offset future taxable income and federal and state research and development tax credits of $7,737, prior to consideration of annual limitations that may be imposed under Section 382. These carryforwards will begin to expire in 2022. The Company's direct foreign subsidiaries have foreign loss carryforwards of approximately $151,423, most of which do not expire.
The Company does not record deferred taxes on the undistributed earnings of its direct foreign subsidiaries because it does not expect the temporary differences related to those unremitted earnings to reverse in the foreseeable future. As of December 31, 2017, the Company's direct foreign subsidiaries had accumulated deficits of approximately $65,052. Future distributions of accumulated earnings of the Company's direct foreign subsidiaries may be subject to U.S. income and foreign withholding taxes. The Company is evaluating this accounting assertion in light of the Tax Act.
The Company does not file a consolidated income tax return with AquaBounty. As of December 31, 2017, AquaBounty has loss carryforwards for federal and foreign income tax purposes of approximately $28,209 and $15,653, respectively, and foreign tax credits of approximately $2,832 available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382 or analogous foreign provisions. These carryforwards will begin to expire in 2018. As a result of the Company's ownership in AquaBounty passing 50% in 2013, an annual Section 382 of approximately $900 per year will apply to domestic losses and credits carried forward by AquaBounty from prior years, which are also subject to prior Section 382 limitations.
The Company recorded a net provisional income tax benefit of $2,185 upon enactment of the Tax Act, which is comprised of several items. Amounts related to the remeasurement of most of the Company's domestic deferred tax assets as a result of the U.S. corporate rate change to 21% as part of the Tax Act are $87,473, which was fully offset by a reduction in the Company's valuation allowance. The Company's net U.S. deferred tax liability that is not offset by a valuation allowance was similarly written down, and the Company recorded a provisional deferred tax benefit of $1,730. The Company also recorded a provisional current tax benefit of $455 related to the expected refundability of accumulated corporate alternative minimum tax credits. The Company has provisionally estimated its transition tax exposure to be zero, as any accumulated earnings in foreign subsidiaries are offset by accumulated deficits in other foreign subsidiaries.
The provisional amounts recorded are subject to further refinement within the measurement period prescribed by SAB 118. As a result, the recorded amounts are subject to change, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company utilized to provisionally compute the transition impact.
Additionally, in December 2017, Belgium enacted significant tax reform measures, the most significant of which to the Company is the limitation on the utilization of accumulated losses in years after 2017. After that date, loss carryforwards can only be used to offset 70% of taxable income that exceeds a certain threshold. As a result, the Company recorded adjustments to its net deferred tax assets and valuation allowances. These adjustments resulted in a net deferred tax liability of $2,307, which was recorded as a component of deferred tax expense for the year ended December 31, 2017.
The Company and its subsidiaries do not have material unrecognized tax benefits as of December 31, 2017. The Company does not anticipate significant changes in the amount of unrecognized tax benefits in the next 12 months. The Company's tax returns for years 2004 and forward are subject to examination by federal or state tax authorities due to the carryforward of unutilized net operating losses and research and development tax credits.
14. Shareholders' Equity
Issuances of Common Stock
In December 2017, the Company entered into a securities purchase agreement with an affiliate of Third Security for the private placement of 1,207,980 shares of the Company's common stock for gross proceeds of $13,686.
In August 2015, the Company closed a public offering of 5,609,756 shares of its common stock, the net proceeds of which were $218,193, after deducting underwriting discounts of $11,500 and offering expenses paid by the Company of approximately $306, all of which were capitalized.
In January 2015, the Company closed a public offering of 4,312,500 shares of its common stock, including 555,556 shares of common stock purchased by affiliates of Third Security. The net proceeds of the offering were $110,041, after deducting underwriting discounts and commissions of $6,086 and offering expenses paid by the Company of approximately $311, all of which were capitalized.
Dividends to Shareholders
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
In June 2015, the Company distributed to its shareholders 17,830,305 shares of ZIOPHARM common stock, representing all of the equity interests of ZIOPHARM held by the Company at the time of the distribution and resulting in a realized gain of $81,401. The distribution constituted a dividend to shareholders of record as of June 4, 2015. In connection with the distribution, pursuant to the terms of the Company's equity incentive plans, the conversion terms of all outstanding options for shares of the Company's common stock as of June 4, 2015 were adjusted to reflect the value of the distribution with respect to shares of the Company's common stock by decreasing the exercise prices and increasing the number of shares. This adjustment resulted in 312,795 additional outstanding options at a weighted average exercise price of $25.40.
Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31,
	2017	2016
Unrealized loss on investments	$(2)	$(89)
Loss on foreign currency translation adjustments	(15,552)	(36,113)
Total accumulated other comprehensive loss	$(15,554)	$(36,202)
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

	Year Ended December 31,
	2017	2016	2015
Cost of products	$116	$81	$95
Cost of services	322	274	354
Research and development	9,336	9,251	8,614
Selling, general and administrative	31,802	32,596	29,604
Total	$41,576	$42,202	$38,667
Intrexon Stock Option Plans
In April 2008, Intrexon adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Intrexon's board of directors granted share based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of December 31, 2017, there were 453,371 stock options outstanding under the 2008 Plan.
Intrexon adopted the 2013 Plan for employees and nonemployees pursuant to which Intrexon's board of directors may grant share-based awards, including stock options, shares of common stock, and other share-based awards, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective upon the closing of the Company's initial public offering in August 2013, and as of December 31, 2017, there were 18,000,000 shares authorized for issuance under the 2013 Plan, of which 10,929,376 stock options were outstanding and 4,747,496 shares were available for grant.
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
Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2014	8,323,544	$22.59	8.64
Granted	5,051,500	45.82
Adjustment due to dividend (Note 14)	312,795	25.40
Exercised	(1,029,291)	(15.16)
Forfeited	(1,610,335)	(26.75)
Expired	(4,685)	(28.29)
Balances at December 31, 2015	11,043,528	32.66	8.49
Granted	4,644,860	29.39
Exercised	(1,210,840)	(15.83)
Forfeited	(2,760,809)	(40.34)
Expired	(76,356)	(37.81)
Balances at December 31, 2016	11,640,383	31.25	8.21
Granted	3,920,950	21.47
Adjustment due to dividend (Note 14)	46,766	31.11
Exercised	(149,429)	(6.37)
Forfeited	(3,797,105)	(28.37)
Expired	(278,818)	(33.18)
Balances at December 31, 2017	11,382,747	28.99	7.32
Exercisable at December 31, 2017	5,306,697	29.96	6.14
Total unrecognized compensation costs related to unvested awards as of December 31, 2017 were $68,999, and are expected to be recognized over a weighted-average period of approximately two years.
The weighted average grant date fair value of options granted during 2017, 2016 and 2015 was $12.19, $16.28 and $25.96, respectively. The aggregate intrinsic value of options exercised during 2017, 2016 and 2015 was $2,429, $22,704 and $24,675, respectively. The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of Intrexon's common stock for those shares where the exercise price was lower than the fair value of Intrexon's common stock on the date of exercise.

The following table summarizes additional information about stock options outstanding as of December 31, 2017:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$2.64	—	$9.30	453,371	$7.06	3.94	$2,020	453,371	$7.06	3.94	$2,020
$12.50	—	$21.38	3,158,121	20.58	8.74	—	456,942	19.52	7.13	—
$21.43	—	$28.81	3,399,721	25.55	6.91	—	1,804,401	25.86	5.69	—
$28.88	—	$40.99	2,751,716	32.07	6.70	—	1,732,250	31.51	6.32	—
$41.41	—	$65.08	1,619,818	53.52	7.42	—	859,733	53.07	7.38	—
			11,382,747	$28.99	7.32	$2,020	5,306,697	$29.96	6.14	$2,020
The following table summarizes additional information about stock options outstanding as of December 31, 2016:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$2.65	—	$9.34	562,951	$6.23	4.13	$10,172	525,755	$6.01	3.97	$9,615
$15.21	—	$27.19	2,785,705	23.47	8.54	4,797	684,704	21.07	7.29	2,237
$27.21	—	$29.68	3,147,242	29.30	7.53	—	1,400,707	29.35	7.31	—
$29.70	—	$42.22	3,590,423	32.89	9.09	—	345,274	37.06	6.85	—
$43.99	—	$65.34	1,554,062	54.40	8.43	—	461,595	53.06	8.33	—
			11,640,383	$31.25	8.21	$14,969	3,418,035	$28.09	6.88	$11,852
Intrexon currently uses authorized and unissued shares to satisfy share award exercises.
In October 2015, the compensation committee and the independent members of Intrexon's board of directors approved a compensation arrangement whereby the Company's Chief Executive Officer ("CEO") would receive a monthly salary. Previously, the CEO did not receive compensation for his services as an employee of the Company other than through his participation in the Company's Annual Executive Incentive Plan which became effective January 1, 2015. Pursuant to the compensation agreement, the CEO receives a base salary of $200 per month payable in fully vested shares of Intrexon common stock with such shares subject to a three-year lock-up on resale. The monthly number of shares of common stock is calculated based on the closing price on the last trading day of each month and the shares are issued pursuant to the terms of a Restricted Stock Unit Agreement ("RSU Agreement") which was executed between Intrexon and the CEO pursuant to the terms of the 2013 Plan. The RSU Agreement became effective in November 2015 and had an initial term of twelve months. The independent members of Intrexon's board of directors, with the recommendation of the compensation committee of the board of directors, subsequently approved extensions of the RSU Agreement through March 31, 2018, all of which are on the same terms as the original RSU Agreement. The fair value of the shares issued as compensation for services is included in selling, general, and administrative expenses in the Company's consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, and totaled $1,908, $1,861, and $314, respectively.
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

As of December 31, 2017, there were 227,203 options outstanding under both AquaBounty plans, of which 192,748 were exercisable, at a weighted average exercise price of $9.39 per share. As of December 31, 2016, there were 185,591 options outstanding under these plans, of which 181,766 were exercisable, at a weighted average exercise price of $7.89 per share.
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
In connection with the license agreement, the Company, ZIOPHARM, and MD Anderson entered into a research and development agreement which governs certain operational activities between the parties and pursuant to which ZIOPHARM provided funding for certain research and development activities of MD Anderson for a period of three years, in an amount between $15,000 and $20,000 per year. The Company and ZIOPHARM reimburse MD Anderson for out of pocket expenses for maintaining patents covering the licensed technologies.
17. Commitments and Contingencies
Operating Leases
The Company leases certain facilities and equipment under noncancelable operating leases. The equipment leases are renewable at the option of the Company. As of December 31, 2017, future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2018	$7,964
2019	9,115
2020	9,186
2021	8,299
2022	7,279
Thereafter	26,044
Total	$67,887
Rent expense, including other facility expenses, was $11,064, $8,593 and $8,610 in 2017, 2016 and 2015, respectively.
The Company maintains subleases for certain of its facilities. Rental income under sublease agreements was $137, $1,051 and $1,486 for the years ended December 31, 2017, 2016 and 2015, respectively. Future rental income is expected to be $104 in 2018, $120 in 2019, $55 in 2020, $56 in 2021, $58 in 2022, and $310 thereafter.
Purchase Commitments
As of December 31, 2017, the Company had outstanding contractual purchase commitments of $15,802, which primarily relate to amounts that will be paid in 2018, 2019, and 2020 upon delivery of commercial non-browning apple trees.
Contingencies
In March 2012, Trans Ova was named as a defendant in a licensing and patent infringement suit brought by XY, LLC ("XY") alleging that certain of Trans Ova's activities breached a 2004 licensing agreement and infringed on patents that XY allegedly owned. Trans Ova filed a number of counterclaims in the case. In Colorado District Court, the matter proceeded to a jury trial in January 2016. The jury determined that XY and Trans Ova had each breached the licensing agreement and that Trans Ova had infringed XY's patents. In April 2016, the court issued its post-trial order, awarding $528 in damages to Trans Ova and

$6,066 in damages to XY. The order also provided Trans Ova with a compulsory license to XY's technology, subject to an ongoing royalty obligation. Both parties appealed the court's order, which appeal is pending before the Court of Appeals for Federal Circuit. Since the inception of the 2004 agreement, Trans Ova has remitted payments to XY pursuant to the terms of that agreement and has recorded these payments in cost of services in the consolidated statements of operations for the respective periods. For the period from inception of the 2004 agreement through the court's April 2016 order, aggregate royalty and license payments were $3,170, of which $2,759 had not yet been deposited by XY. For the year ended December 31, 2016, the Company recorded litigation expense of $4,228, which is included in selling, general and administrative expenses on the accompanying consolidated statement of operations and represents the excess of the net damages awarded to XY, including prejudgment interest, over the liability previously recorded by Trans Ova for uncashed checks previously remitted to XY. In August 2016, Trans Ova deposited the net damages amount, including prejudgment interest, into the court's treasury, to be held until the appeals process is complete and final judgment amounts are determined. As of December 31, 2017, this amount is included in restricted cash on the accompanying consolidated balance sheet. In December 2016, Trans Ova elected to void the outstanding checks discussed above, and these amounts have been reclassified to other accrued liabilities on the accompanying consolidated balance sheets as of December 31, 2017 and 2016. Depending on the outcome of an appeal decision, the damages awarded to either party could decrease, increase, or be eliminated. The appeal decision may also remand to the Colorado District Court all, or a portion, of the issues being appealed. In December 2016, XY filed a complaint for patent infringement and trade secret misappropriation against Trans Ova in the District Court of Waco, Texas. Since the claims in this 2016 complaint directly relate to the 2012 licensing dispute and patent issues, Trans Ova filed and was granted a motion for change of venue to Colorado District Court. Trans Ova also filed a motion to dismiss, from which the Court recently dismissed nine of the twelve counts of the complaint. Presently, three counts for patent infringement remain pending. Trans Ova and the Company could elect to enter into a settlement agreement in order to avoid the further costs and uncertainties of litigation, to modify the court-ordered license to XY's technologies, or to recover monetary damages stemming from Trans Ova's counterclaims for antitrust violations by XY and its parent company, Inguran.
In May 2016, two putative shareholder class action lawsuits, captioned Hoffman v. Intrexon Corporation et al. and Gibrall v. Intrexon Corporation et al., were filed in the U.S. District Court for the Northern District of California on behalf of purchasers of Intrexon's common stock between May 12, 2015 and April 20, 2016 (the "Class Period"). In July 2016, the court consolidated the lawsuits and appointed a lead plaintiff. The consolidated amended complaint names as defendants Intrexon and certain of Intrexon's current and former officers (the "Defendants"). It alleges, among other things, that the Defendants made materially false and/or misleading statements during the Class Period with respect to the Company's business, operations, and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs' claims are based in part upon allegations in a report published in April 2016 on the Seeking Alpha financial blog. The plaintiffs seek compensatory damages, interest and an award of reasonable attorneys' fees and costs. The Defendants moved to dismiss the case. On February 24, 2017, the court granted the Defendants' motion to dismiss the lawsuit on the grounds that the plaintiff failed to state a claim, while granting the plaintiff leave to amend. The plaintiff subsequently notified the court that it would seek to appeal the court's ruling rather than amend its complaint. On April 26, 2017, the court entered final judgment in the case. Notice of appeal was filed by the plaintiff on May 26, 2017. On October 26, 2017, the plaintiff filed a voluntary motion to dismiss the case, which the court of appeals granted on November 1, 2017.
In July 2016, a putative shareholder derivative action captioned Basile v. Kirk et al. was filed in the Circuit Court of Fairfax County, Virginia, against certain of the Company's directors, the Company's CEO, and Third Security, and naming the Company as a nominal defendant. The complaint alleges causes of action for breaches of fiduciary duty and unjust enrichment relating to the entry by the Company into the Services Agreement with Third Security. The plaintiff seeks, among other things, damages in an unspecified amount, disgorgement of improper benefits, appropriate equitable relief, and an award of attorney fees and other costs and expenses. The complaint is substantially similar to two separate demands made by shareholders concerning the Services Agreement and Mr. Kirk's compensation. The board of directors of the Company appointed a Special Litigation Committee ("SLC") consisting of independent directors to investigate the claims and allegations made in the derivative action and in the two shareholder demands and to decide on behalf of the Company whether the claims and allegations should be pursued. The Basile case was stayed pending the report of the SLC. In November 2016, the SLC completed its review and evaluation and unanimously determined that the claims were without merit because the compensation arrangements were the result of an informed and disinterested decision-making process and were fair to the Company, and that prosecution of the asserted claims was not in the best interest of Intrexon or its shareholders. Based upon the determination of the SLC, on February 24, 2017, the Company moved to dismiss the court action pursuant to Virginia statute. On June 8, 2017, the court granted the Company's motion to dismiss while granting the plaintiff leave to amend. On August 30, 2017, the plaintiff filed a consent motion for leave to amend along with the amended shareholder derivative complaint. The Company moved to dismiss the amended complaint on October 6, 2017. On January 25, 2018, the court granted the Company's motion and dismissed the plaintiff's amended complaint with prejudice.

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
The Company may become subject to other claims and assessments from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2017 and 2016, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
18. Related Party Transactions
Third Security and Affiliates
The Company's CEO and Chairman of the board of directors is also the Senior Managing Director and CEO of Third Security and owns 100% of the equity interests of Third Security. In November 2015, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved the execution of a Services Agreement ("Services Agreement") with Third Security pursuant to which Third Security provides the Company with certain professional, legal, financial, administrative, and other support services necessary to support the Company and its CEO. As consideration for providing these services, Third Security is entitled to a fee of $800 per month to be paid in the form of fully-vested shares of the Company's common stock. The number of shares of common stock is calculated based on the closing price of the Company's common stock on the 15th day of each month. The payments made by the Company under the Services Agreement constitute, in the aggregate, an award under the 2013 Plan and are subject to the terms of the 2013 Plan (Note 15). The Services Agreement had a term of one year, can be terminated by the Company at any time, and may be extended only by agreement of the parties, including approval of a majority of the independent members of Intrexon's board of directors. The independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, subsequently approved extensions of the Services Agreement through January 1, 2019. For the years ended December 31, 2017, 2016 and 2015, the Company issued 500,650 shares, 337,163 shares, and 48,678 shares, respectively, with values of $8,704, $8,571, and $1,375, respectively, to Third Security as payment for services pursuant to the Services Agreement. In addition to the foregoing Services Agreement, the Company reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf, and the total expenses incurred by the Company under this arrangement was $409, $309, and $428 for the years ended December 31, 2017, 2016 and 2015, respectively.
See also Note 15 regarding compensation arrangements between the Company and its CEO.
In October 2017, the Company entered into a Preferred Stock Equity Facility ("Preferred Stock Facility") with an affiliate of Third Security ("Third Security Affiliate"). Under the Preferred Stock Facility, the Company may, from time to time at its sole and exclusive option, issue and sell to the Third Security Affiliate, up to $100,000 of newly issued Series A Redeemable Preferred Stock ("Series A Preferred Stock"). Any issued Series A Preferred Stock is non-voting, accrues dividends of 8% per annum and, subject to limited exceptions, is senior to Intrexon's common stock with respect to the rights to the payment of dividends and on parity with the common stock with respect to the distribution of assets in the event of any liquidation, dissolution or winding up or change of control of Intrexon. Any issued Series A Preferred Stock is convertible into common stock only following receipt of shareholder approval by the Company, including a majority of the shares voted by those shareholders unaffiliated with Mr. Kirk (the "Shareholder Approval"), subject to any necessary regulatory approvals. Following receipt of the Shareholder Approval and receipt of any necessary regulatory approvals, any issued Series A Preferred Stock is convertible into Intrexon common stock based on a conversion price using the 20-day volume-weighted average market price as of market closing on the fifth business day prior to the mailing of the proxy statement soliciting the Shareholder Approval, subject to adjustment for certain stock splits and similar events. The Company has agreed to take all reasonable steps necessary to seek Shareholder Approval on or before the date of its annual meeting of shareholders in 2019. Any issued Series A Preferred Stock is redeemable at the election of the Company at any time, or at the election of the Third Security Affiliate after December 31, 2020. The Preferred Stock Facility will expire on the earliest to occur of: (i) the date on which the Third Security Affiliate has purchased shares of Series A Preferred Stock in the aggregate amount of $100,000, (ii) April 30, 2019, (iii) the date of the Shareholder Approval, and (iv) the mutual agreement of the parties. To date, the Company has not utilized the Preferred Stock Facility.
See additional discussion regarding Third Security's participation in the Company's equity offerings at Notes 14 and 22.
The Company also subleases certain administrative offices to Third Security. The significant terms of the lease mirror the terms of the Company's lease with the landlord, and the Company recorded sublease income of $43 for each of the years ended December 31, 2017, 2016 and 2015.
Transactions with ECC Parties
In addition to entities controlled by Third Security, any entity in which the Company holds equity securities, including securities received as upfront or milestone consideration, and which also are party to a collaboration with the Company are considered to be related parties.
In December 2017, the Company purchased certain property and equipment comprising the pilot plant production facility for its energy programs for $2,812 from Intrexon Energy Partners. The Company intends to use the pilot plant to support the collaborations with Intrexon Energy Partners and Intrexon Energy Partners II and its own research programs.
The Company holds a promissory note convertible into shares of Fibrocell common stock ("convertible note") and warrants to purchase shares of Fibrocell common stock. As of December 31, 2017 and 2016, the value of the convertible note and warrants totaled $575 and $1,642, respectively, and is included in other assets on the accompanying consolidated balance sheets. In July 2015, the Company purchased 125,290 shares of common stock of Fibrocell at $17.40 per share. The share data reflect a 1-for-3 reverse stock split of Fibrocell's common stock effective March 10, 2017.
In June 2016, the Company purchased 226,142 shares of Oragenics common stock at $5.20 per share. The share data reflect a 1-for-10 reverse stock split of Oragenics' common stock effective January 19, 2018.
In March 2015, the Company purchased 27,879 shares of common stock of AmpliPhi Biosciences Corporation ("AmpliPhi") and 6,969 warrants for $2,300. The share and warrant data reflect a 1-for-10 reverse stock split of AmpliPhi's common stock effective April 24, 2017. Of the total purchase price, $1,979 was allocated to the value of the shares of common stock and $321 was allocated to the value of the warrants. In December 2016, the Company sold all of its investment in AmpliPhi common stock, resulting in a realized loss of $4,098, which is included in unrealized and realized depreciation in fair value of equity securities on the consolidated statement of operations for the year ended December 31, 2016.
In February 2015, the Company purchased $12,600 of ZIOPHARM common stock. See Note 14 for additional discussion related to the Company's investment in ZIOPHARM.
Other Related Parties
In June 2015, the Company entered into an agreement with Harvest, an investment fund sponsored by Harvest Capital Strategies, LLC, and a related party based on ownership in the fund by affiliates of Third Security. Harvest was established to invest in life science research and development start-up opportunities that the Company offered to Harvest with exclusive rights of first-look and first negotiation. Based on this agreement, Harvest established six new collaboration entities, each of which entered into an ECC with the Company in a designated field. The terms of such ECCs were negotiated between the Company and Harvest. As consideration for providing exclusive rights of first-look and first negotiation for start-up opportunities, the Company received a portion of the management fee collected by the fund sponsor of Harvest. These fees are included in other income in the accompanying consolidated statements of operations and totaled $1,839, $2,483, and $1,349 for the years ended December 31, 2017, 2016 and 2015, respectively. In September 2017, the commitment period for Harvest was terminated and, as a result, the agreement with Harvest terminated. The termination of the agreement had no effect on the existing collaborations with Harvest-controlled entities.
19. Net Loss per Share
The following table presents the computation of basic and diluted net loss per share:

	2017	2016	2015
Historical net loss per share:
Numerator:
Net loss attributable to Intrexon	$(117,018)	$(186,612)	$(84,493)
Denominator:
Weighted average shares outstanding, basic and diluted	119,998,826	117,983,836	111,066,352
Net loss attributable to Intrexon per share, basic and diluted	$(0.98)	$(1.58)	$(0.76)
The following potentially dilutive securities as of December 31, 2017, 2016, and 2015, have been excluded from the above computations of diluted weighted average shares outstanding for the years then ended as they would have been anti-dilutive:

	December 31,
	2017	2016	2015
Options	11,382,747	11,640,383	11,043,528
Warrants	133,264	—	194,719
Total	11,516,011	11,640,383	11,238,247
20. Quarterly Financial Information (Unaudited)
The following information has been derived from unaudited consolidated statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017 (1)
Total revenues	$53,504	$54,433	$46,016	$77,028
Operating loss	(31,381)	(35,270)	(44,747)	(26,492)
Net loss	(32,377)	(19,662)	(40,836)	(33,945)
Net loss attributable to Intrexon	(31,399)	(18,664)	(39,689)	(27,266)
Net loss attributable to Intrexon per share, basic and diluted	$(0.26)	$(0.16)	$(0.33)	$(0.23)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$43,438	$52,501	$48,985	$46,002
Operating loss	(40,533)	(23,222)	(28,821)	(32,590)
Net loss	(65,320)	(50,031)	(30,011)	(44,912)
Net loss attributable to Intrexon	(64,429)	(49,064)	(28,982)	(44,137)
Net loss attributable to Intrexon per share, basic and diluted	$(0.55)	$(0.42)	$(0.24)	$(0.37)

(1)
During the fourth quarter of 2017, the Company recognized the remaining balance of deferred revenue associated with ZIOPHARM ECC2 upon the parties' mutual agreement to terminate (Note 5). The Company also recorded goodwill impairment charges primarily related to the AquaBounty reporting unit and an impairment charge related to certain of its in-process research and development assets (Note 11).
21. Defined Contribution Plans
The Company sponsors defined contribution plans covering employees who meet certain eligibility requirements. The Company makes contributions to the plans in accordance with terms specified in the plan agreement. The Company's contributions to the plans were $2,367, $1,857 and $1,157 in 2017, 2016 and 2015, respectively.
22. Subsequent Events
In January 2018, the Company closed a public offering of 6,900,000 shares of its common stock, including 1,000,000 shares of common stock purchased by affiliates of Third Security. The net proceeds of the offering were $82,242, after deducting underwriting discounts of $3,688 and estimated offering expenses of approximately $320, all of which were capitalized.
In January 2018, Intrexon purchased $5,000 of additional AquaBounty common stock through an underwritten public offering, reducing its ownership stake from approximately 58% to approximately 53%.
In February 2018, OvaScience provided their notice of termination of the ECC between them and the Company, to be effective in May 2018 in accordance with the ECC agreement. As a result, the Company will recognize the remaining balance of the deferred revenue associated with this ECC agreement totaling $3,183 in 2018. The Company and OvaScience are in discussions regarding dissolving the OvaXon joint venture and terminating the related ECC agreement.

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