Form 10-Q
period 2018-03-31
INTREXON CORP
filed 2018-05-10
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2018, 129,294,079 shares of common stock, no par value per share, were outstanding.

INTREXON CORPORATION
FORM 10-Q

Intrexon®, Trans Ova Genetics®, Oxitec®, ViaGen®, ActoBiotics®, and AquAdvantage® are our and/or our affiliates' registered trademarks in the United States and AquaBounty™, GenVec™, EnviroFlight™, Okanagan Specialty Fruits™, Precigen™, ActoBio Therapeutics™, Progentus™ and AdenoVerse™ are our and/or our affiliates' common law trademarks in the United States. This quarterly report and the information incorporated herein by reference contain references to trademarks, service marks and trade names owned by us or other companies. Solely for convenience, trademarks, service marks and trade names referred to in this quarterly report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names. We do not intend our use or display of other companies' trade names, service marks or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names and service marks appearing in this quarterly report are the property of their respective owners.

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

•
the ability of our collaborators and licensees to adapt to changes in laws or regulations and policies and to secure any necessary regulatory approvals to commercialize any products developed under the ECCs, license agreements and JVs

•	the ability of our collaborators and licensees to protect our intellectual property and other proprietary rights and technologies;

•	the ability of our collaborators and licensees to develop and successfully commercialize products enabled by our technologies;

•	the rate and degree of market acceptance of any products developed by our subsidiaries, a collaborator under an ECC, or through a JV or license under a license agreement;

•	our ability to retain and recruit key personnel;

•	the result of litigation proceedings that we face currently or may face in the future;

•	our expectations related to the use of proceeds from our public offerings and other financing efforts;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

•	the impact of the Tax Cuts and Jobs Act of 2017 on our current and future operating results.
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
You should read this Quarterly Report on Form 10-Q, the documents that we reference in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2017 and the documents that we have filed as exhibits to our filings with the Securities and Exchange Commission completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$119,930	$68,111
Restricted cash	6,987	6,987
Short-term investments	275	6,273
Equity securities	3,298	5,285
Receivables
Trade, net	17,697	19,775
Related parties, net	10,585	17,913
Other	2,437	2,153
Inventory	20,271	20,493
Prepaid expenses and other	6,065	7,057
Total current assets	187,545	154,047
Equity securities, noncurrent	10,745	9,815
Investments in preferred stock	166,069	161,225
Property, plant and equipment, net	119,244	112,674
Intangible assets, net	231,883	232,877
Goodwill	154,748	153,289
Investments in affiliates	21,406	18,870
Other assets	4,026	4,054
Total assets	$895,666	$846,851
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2018	December 31, 2017
Liabilities and Total Equity
Current liabilities
Accounts payable	$7,842	$8,701
Accrued compensation and benefits	11,356	6,474
Other accrued liabilities	18,041	21,080
Deferred revenue, including $28,684 and $29,155 from related parties as of March 31, 2018 and December 31, 2017, respectively	48,646	42,870
Lines of credit	321	233
Current portion of long term debt	501	502
Related party payables	147	313
Total current liabilities	86,854	80,173
Long term debt, net of current portion	7,425	7,535
Deferred revenue, net of current portion, including $147,708 and $157,628 from related parties as of March 31, 2018 and December 31, 2017, respectively	214,744	193,527
Deferred tax liabilities, net	11,631	15,620
Other long term liabilities	3,586	3,451
Total liabilities	324,240	300,306
Commitments and contingencies (Note 16)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 129,239,376 and 122,087,040 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,492,916	1,397,005
Accumulated deficit	(930,220)	(847,820)
Accumulated other comprehensive loss	(9,587)	(15,554)
Total Intrexon shareholders' equity	553,109	533,631
Noncontrolling interests	18,317	12,914
Total equity	571,426	546,545
Total liabilities and total equity	$895,666	$846,851
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2018	2017
Revenues
Collaboration and licensing revenues, including $19,815 and $28,887 from related parties during the three months ended March 31, 2018 and 2017, respectively	$24,025	$33,065
Product revenues	7,152	8,130
Service revenues	12,247	12,031
Other revenues	419	521
Total revenues	43,843	53,747
Operating Expenses
Cost of products	8,530	9,006
Cost of services	6,783	6,804
Research and development	37,267	34,180
Selling, general and administrative	39,737	35,138
Total operating expenses	92,317	85,128
Operating loss	(48,474)	(31,381)
Other Income, Net
Unrealized depreciation in fair value of equity securities and preferred stock, net	(1,096)	(1,622)
Interest expense	(99)	(179)
Interest and dividend income	5,470	4,624
Other income (expense), net	(659)	595
Total other income, net	3,616	3,418
Equity in net loss of affiliates	(2,460)	(4,947)
Loss before income taxes	(47,318)	(32,910)
Income tax benefit	4,086	533
Net loss	$(43,232)	$(32,377)
Net loss attributable to the noncontrolling interests	1,244	978
Net loss attributable to Intrexon	$(41,988)	$(31,399)
Net loss attributable to Intrexon per share, basic and diluted	$(0.33)	$(0.26)
Weighted average shares outstanding, basic and diluted	127,693,336	118,956,780
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Net loss	$(43,232)	$(32,377)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	2	(20)
Gain on foreign currency translation adjustments	5,906	3,252
Comprehensive loss	(37,324)	(29,145)
Comprehensive loss attributable to the noncontrolling interests	1,303	981
Comprehensive loss attributable to Intrexon	$(36,021)	$(28,164)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2017	122,087,040	$—	$1,397,005	$(15,554)	$(847,820)	$533,631	$12,914	$546,545
Cumulative effect of adoption of ASC 606	—	—	—	—	(40,412)	(40,412)	—	(40,412)
Stock-based compensation expense	—	—	11,340	—	—	11,340	22	11,362
Exercises of stock options and warrants	21,722	—	74	—	—	74	250	324
Shares issued as payment for services	230,614	—	2,941	—	—	2,941	—	2,941
Shares and warrants issued in public offerings, net of issuance costs	6,900,000	—	82,374	—	—	82,374	5,616	87,990
Adjustments for noncontrolling interests	—	—	(818)	—	—	(818)	818	—
Net loss	—	—	—	—	(41,988)	(41,988)	(1,244)	(43,232)
Other comprehensive income (loss)	—	—	—	5,967	—	5,967	(59)	5,908
Balances at March 31, 2018	129,239,376	$—	$1,492,916	$(9,587)	$(930,220)	$553,109	$18,317	$571,426
The accompanying notes are an integral part of these consolidated financial statements

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Cash flows from operating activities
Net loss	$(43,232)	$(32,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,382	7,400
Loss on disposal of long-lived assets	316	566
Unrealized depreciation on equity securities and preferred stock, net	1,096	1,622
Noncash dividend income	(4,883)	(3,926)
Amortization of premiums on investments	—	198
Equity in net loss of affiliates	2,460	4,947
Stock-based compensation expense	11,362	7,894
Shares issued as payment for services	2,941	2,915
Provision for bad debts	218	9
Deferred income taxes	(4,074)	(638)
Other noncash items	127	(146)
Changes in operating assets and liabilities:
Receivables:
Trade	1,856	1,931
Related parties	4,729	(4,994)
Other	(215)	859
Inventory	231	2,058
Prepaid expenses and other	1,062	210
Other assets	(47)	(526)
Accounts payable	(764)	(990)
Accrued compensation and benefits	4,851	924
Other accrued liabilities	(2,473)	69
Deferred revenue	(13,800)	(13,011)
Related party payables	(165)	161
Other long term liabilities	134	156
Net cash used in operating activities	(29,888)	(24,689)
Cash flows from investing activities
Maturities of investments	6,000	45,000
Purchases of preferred stock and warrants	—	(1,161)
Investments in affiliates	(5,510)	(4,579)
Return of investment upon dissolution of affiliate	2,598	—
Purchases of property, plant and equipment	(10,774)	(6,343)
Proceeds from sale of property, plant and equipment	230	137
Proceeds from repayment of notes receivable	—	1,500
Net cash provided by (used in) investing activities	(7,456)	34,554
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Cash flows from financing activities
Proceeds from issuance of shares and warrants in public offerings, net of issuance costs	87,990	—
Acquisitions of noncontrolling interests	—	(913)
Advances from lines of credit	1,239	1,678
Repayments of advances from lines of credit	(1,151)	(2,088)
Proceeds from long term debt	—	126
Payments of long term debt	(140)	(123)
Payments of deferred consideration for acquisitions	—	(1,991)
Proceeds from stock option and warrant exercises	324	175
Payment of stock issuance costs	—	(10)
Net cash provided by (used in) financing activities	88,262	(3,146)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	914	526
Net increase in cash, cash equivalents, and restricted cash	51,832	7,245
Cash, cash equivalents, and restricted cash
Beginning of period	75,545	69,594
End of period	$127,377	$76,839
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$82	$70
Cash paid during the period for income taxes	20	—
Significant noncash financing and investing activities
Stock issued to acquire noncontrolling interest	$—	$5,082
Noncash dividend to shareholders	—	22,385
Purchases of equipment included in accounts payable and other accrued liabilities	2,016	1,132
Purchases of equipment financed through debt	76	—
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of March 31, 2018 and December 31, 2017 as shown above:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$119,930	$68,111
Restricted cash	6,987	6,987
Restricted cash included in other assets	460	447
Cash, cash equivalents, and restricted cash	$127,377	$75,545
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except share and per share data)
1. Organization
Intrexon Corporation ("Intrexon"), a Virginia corporation, including through its wholly owned subsidiaries Precigen, Inc. ("Precigen") and ActoBio Therapeutics, Inc. ("ActoBio"), uses synthetic biology to focus on programming biological systems to alleviate disease, remediate environmental challenges, and provide sustainable food and industrial chemicals, which may be accomplished through collaborations and joint ventures. Intrexon's primary domestic operations are in California, Florida, Maryland, and Virginia, and its primary international operations are in Belgium and Hungary. There have been no commercialized products derived from Intrexon's collaborations to date.
Trans Ova Genetics, L.C. ("Trans Ova"), and Progentus, L.C. ("Progentus"), providers of advanced reproductive technologies, including services and products sold to cattle breeders and other producers, are wholly owned subsidiaries with primary operations in Iowa, Maryland, Missouri, New York, Oklahoma, and Texas.
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
In January 2018, AquaBounty Technologies, Inc. ("AquaBounty"), a company focused on improving productivity in commercial aquaculture, completed an underwritten public offering which resulted in net proceeds of $10,616 after deducting discounts, fees and expenses. As part of this offering, Intrexon purchased $5,000 of additional AquaBounty common stock, reducing its ownership stake from approximately 58% to approximately 53%.
Intrexon Corporation and its consolidated subsidiaries are hereinafter referred to as the "Company."
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of March 31, 2018 and results of operations and cash flows for the interim periods ended March 31, 2018 and 2017. The year-end consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other future annual or interim period. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
The accompanying consolidated financial statements reflect the operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition
Effective January 1, 2018, the Company applies Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). Under ASC 606, the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and distinct performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.
The Company's revenue recognition accounting policies for periods prior to January 1, 2018 can be found in the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Collaboration and licensing revenues
The Company generates collaboration and licensing revenues through the execution of agreements with collaborators (known as exclusive channel collaborations, "ECC" or "ECCs") and licensing agreements whereby the collaborators or the licensee obtain exclusive access to the Company's proprietary technologies for use in the research, development and commercialization of products and/or treatments in a contractually specified field of use. Generally, the terms of these agreements provide that the Company receives some or all of the following: (i) upfront payments upon consummation of the agreement, (ii) reimbursements for costs incurred by the Company for research and development and/or manufacturing efforts related to specific applications provided for in the agreement, (iii) milestone payments upon the achievement of specified development, regulatory and commercial activities, and (iv) royalties on sales of products arising from the collaboration or licensing agreement. The agreement typically continues in perpetuity unless terminated and each of the Company's collaborators retain a right to terminate the agreement upon providing the Company written notice a certain period of time prior to such termination, generally 90 days.
The Company's collaboration and licensing agreements typically contain multiple promises, including technology licenses, research and development services, and in certain cases manufacturing services. The Company determines whether each of the promises is a distinct performance obligation. As the nature of the promises in the Company's collaboration and licensing agreements are highly integrated and interrelated, the Company typically combines most of its promises into a single performance obligation. Because the Company is performing research and development services during early-stage development, the services are integral to the utilization of the technology license. Therefore, the Company has determined that the technology license and research and development services are typically inseparable from each other during the performance period of its collaboration and licensing agreements. Contingent manufacturing services that may be provided under certain of the Company's agreements are considered to be a separate future contract and not part of the current collaboration or licensing agreement.
At contract inception, the Company determines the transaction price, including fixed consideration and any estimated amounts of variable consideration. The upfront payment received upon consummation of the agreement is fixed and nonrefundable. Variable consideration is subject to a constraint and amounts are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include reimbursements for costs incurred by the Company for research and development efforts, milestone payments upon the achievement of certain development, regulatory and commercial activities, and royalties on sales of products arising from the collaboration or licensing agreement. The Company determines the initial transaction price and excludes variable consideration that is otherwise constrained pursuant to the guidance in ASC 606.
The transaction price is allocated to the performance obligations in the agreement based on the standalone selling price of each performance obligation. The Company typically groups the promises in its collaboration and licensing agreements into one performance obligation so the entire transaction price relates to this single performance obligation. The technology license included in the single performance obligation is considered a functional license. However, it is typically combined into a single performance obligation as the Company provides interrelated research and development services along with other obligations over an estimated period of performance. The Company utilizes judgment to determine the most appropriate method to measure its progress of performance under the agreement, primarily based on inputs necessary to fulfill the performance obligation. The Company evaluates its measure of progress to recognize revenue each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Payments received for cost reimbursements for research and development efforts are recognized as revenue as the services are performed. The reimbursements relate specifically to the Company's efforts to provide services and the reimbursements are consistent with what the Company would typically charge other collaborators for similar services.
Milestone payments are evaluated at the inception of the agreement to determine whether the milestones are considered probable of being achieved. The Company typically determines that the milestones are not probable at inception of the agreement due to the uncertainty of when and if the milestone will be achieved.
Royalties, including sales-based milestones, received under the agreements will be recognized as revenue when sales have occurred because the Company applies the sales- or usage-based royalties recognition exception provided for under ASC 606. The Company determined the application of this exception is appropriate because at the time the royalties are generated, the technology license granted in the agreement is the predominant item to which the royalties relate.
As the Company receives upfront payments in its collaboration and licensing agreements, it evaluates whether any significant financing components exist in its collaboration and licensing agreements. Based on the nature of its collaboration and licensing agreements, there are no significant financing components as the purpose of the upfront payment is not to provide financing. The purpose is to provide the collaborator with assurance that the Company will complete its obligations under the contract or to secure the right to a specific product or service at the collaborator's discretion. In addition, the variable payments generally align with the timing of performance or the timing of the consideration varies on the basis of the occurrence or nonoccurrence of a future event that is not substantially within the control of the collaborator or the Company.
From time to time, the Company and certain collaborators may cancel their agreements, relieving the Company of any further performance obligations under the agreement. When no further performance obligations are required of the Company under an agreement, the Company recognizes any remaining deferred revenue.
Product and service revenues
The Company generates product and service revenues primarily through sales of products and services which are created from technologies developed or owned by the Company. The Company's current offerings include sales of advanced reproductive technologies, including the Company's bovine embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production. As each promised product or service is distinct, the Company recognizes the transaction price as revenue when the customer takes ownership of the promised product or when the promised service is rendered. Payment terms are typically due within 30 days.
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
The Company accounts for its investment in Oragenics, Inc. ("Oragenics"), one of its collaborators, using the fair value option. The fair value of the Company's investment in Oragenics was $2,334 and $3,085 as of March 31, 2018 and December 31, 2017, respectively, and is included as equity securities in the accompanying consolidated balance sheets. The Company's ownership of Oragenics was 27.9% and 29.4% as of March 31, 2018 and December 31, 2017, respectively. Unrealized depreciation in the fair value of these securities was $751 and $1,341 for the three months ended March 31, 2018 and 2017, respectively. See Note 7 for additional discussion regarding Oragenics.

Summarized financial data as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017, for the Company's equity method investments are shown in the following tables.

	March 31, 2018	December 31, 2017
Current assets	$57,724	$61,086
Non-current assets	15,553	13,598
Total assets	73,277	74,684
Current liabilities	7,946	6,213
Net assets	$65,331	$68,471

	Three Months Ended March 31,
	2018	2017
Revenues	$67	$30
Operating expenses	8,610	13,343
Operating loss	(8,543)	(13,313)
Other, net	14	5
Net loss	$(8,529)	$(13,308)
Variable Interest Entities
As of March 31, 2018 and December 31, 2017, the Company determined that certain of its collaborators and joint ventures as well as Harvest were variable interest entities ("VIE" or "VIEs"). The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. The Company's aggregate investment balances of these VIEs as of March 31, 2018 and December 31, 2017 were $191,731 and $185,261, respectively, which represents the Company's maximum risk of loss related to the identified VIEs.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law and significantly revised U.S. corporate income tax law by, among other things, reducing the corporate income tax rate to 21% effective January 1, 2018, eliminating the corporate alternative minimum tax and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings from foreign subsidiaries. The U.S. Securities and Exchange Commission ("SEC") Staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed, including computations, in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recognized provisional tax impacts related to revaluation of most of the Company's domestic deferred tax assets, the impact of revaluation of those deferred tax assets on the Company's valuation allowance and elimination of the corporate alternative minimum tax, and included those amounts in the consolidated financial statements for the year ended December 31, 2017. The actual impact of the Tax Act may differ from the Company's estimates due to, among other things, changes in interpretations and assumptions made, and guidance that may be issued as a result of the Tax Act.
In addition, the Tax Act implemented a new minimum tax on global intangible low-taxed income ("GILTI"). A company can elect an accounting policy to account for GILTI in either of the following ways:

•	As a period charge in the future period in which the tax arises; or

•	As part of deferred taxes related to the investment or subsidiary.
The Company has not made a policy decision regarding whether to record deferred taxes under the GILTI regime.
The accounting is expected to be completed within the one-year measurement period as allowed by SAB 118 for items impacted or introduced by the Tax Act. No further adjustments to these provisional amounts occurred in the three months ended March 31, 2018 and the amounts continue to be provisional.
Segment Information
While the Company generates revenues from multiple sources, including collaboration agreements, licensing, and products and services primarily associated with bovine reproduction, management is organized around a singular research and development focus to further the development of the Company's underlying synthetic biology technologies. Accordingly, the Company has determined that it operates in one segment. As of March 31, 2018 and December 31, 2017, the Company had $23,019 and $21,837, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $4,431 and $3,714 for the three months ended March 31, 2018 and 2017, respectively.
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
Recently Adopted Accounting Pronouncements
The Company adopted ASC 606 for open contracts on January 1, 2018 using the modified retrospective approach. Under the previous revenue guidance, the Company recorded the upfront payment received from Ares Trading S.A. ("Ares Trading") net of the required payment made to another collaborator, ZIOPHARM Oncology, Inc. ("ZIOPHARM"), as deferred revenue and is recognizing the deferred revenue over the estimated recognition period (see Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for additional discussion of these collaborations). Because the Company controls the performance obligation, ASC 606 requires gross presentation for these payments and would have resulted in the Company recording the full amount of the upfront payment received from Ares Trading as deferred revenue, recognizing the deferred revenue over the estimated recognition period, and immediately expensing the payment made to ZIOPHARM. As a result of this change under ASC 606, the Company recorded $40,789 of additional deferred revenue relating to the additional unrecognized portion of the upfront payment, which will be recognized over the remainder of the expected recognition period. Additionally, the Company reduced deferred revenue by $377 as a portion of the Company's previously deferred revenue related to a milestone payment received from ZIOPHARM pursuant to an ECC would have been recognized immediately under ASC 606. The milestone payment was received by the Company in form of ZIOPHARM's common stock and under previous guidance was valued on the date the milestone was achieved. Under the new guidance, the milestone would have been valued at contract inception with any difference in the value between contract inception and milestone achievement recorded as a gain or loss on the equity securities. As a result of these changes under ASC 606, the Company recognized a cumulative catch-up adjustment to increase deferred revenue and accumulated deficit in the net amount of $40,412.

In accordance with ASC 606, the disclosure of the impacted line items upon adoption of ASC 606 on the Company's consolidated statement of operations for the three months ended March 31, 2018 and consolidated balance sheet as of March 31, 2018 was as follows:

	Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Consolidated Statement of Operations
Collaboration and licensing revenues	$24,025	$22,444	$1,581
Net loss	(43,232)	(44,813)	1,581
Net loss attributable to Intrexon	(41,988)	(43,569)	1,581

	March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Consolidated Balance Sheet
Liabilities
Deferred revenue, current	$48,646	$42,320	$6,326
Deferred revenue, net of current portion	214,744	182,239	32,505
Total Equity
Accumulated deficit	(930,220)	(891,389)	(38,831)
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting ("ASU 2017-09"). The provisions of ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless (a) the fair value of the modified award is the same as the fair value of the original award, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted this standard effective January 1, 2018, and will apply this guidance to future modifications.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) ("ASU 2016-18"). The provisions of ASU 2016-18 require amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending balances for the periods presented on the statement of cash flows. The Company adopted this standard effective January 1, 2018. In accordance with the provisions of ASU 2016-18, the "Cash, cash equivalents, and restricted cash" beginning period balance increased by $7,434 for the three months ended March 31, 2018 in the accompanying consolidated statement of cash flows for the three months ended March 31, 2018, and the beginning and ending period balances increased by $6,987 in the accompanying consolidated statement of cash flows for the three months ended March 31, 2017 from what was previously reported in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). The provisions of ASU 2016-16 remove the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The Company adopted this standard effective January 1, 2018, and the implementation of this standard did not have a material impact on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The provisions of ASU 2016-15 address eight specific cash flow issues and how those certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The Company adopted this standard effective January 1, 2018, and the implementation of this standard did not have a material impact on the Company's consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The provisions of ASU 2016-01 make targeted improvements to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information, including certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to clarify certain aspects of the guidance issued in ASU 2016-01. The Company adopted this standard effective January 1, 2018, and the implementation of this standard did not have a material impact on the Company's consolidated financial statements.
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

Acquisition-related costs totaling $238 are included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2017.
Condensed Pro Forma Financial Information
GenVec's results of operations subsequent to the acquisition are included in the consolidated statement of operations. The following condensed pro forma financial information for the three months ended March 31, 2017 is presented as if the acquisition had been consummated on January 1, 2016:

Three Months Ended March 31,
2017
Pro forma
Revenues	$53,861
Loss before income taxes	(36,765)
Net loss	(36,232)
Net loss attributable to the noncontrolling interests	978
Net loss attributable to Intrexon	(35,254)
4. Investments in Joint Ventures
S & I Ophthalmic
In September 2013, the Company entered into a Limited Liability Company Agreement ("Sun LLC Agreement") with Sun Pharmaceutical Industries, Inc. ("Sun Pharmaceutical Subsidiary"), an indirect subsidiary of Sun Pharmaceutical Industries Ltd. ("Sun Pharmaceutical"), an international specialty pharmaceutical company focused on chronic diseases, to form S & I Ophthalmic, LLC ("S & I Ophthalmic"). The Sun LLC Agreement governed the affairs and the conduct of business of S & I Ophthalmic. S & I Ophthalmic leveraged experience and technology from both the Company and Sun Pharmaceutical. Both the Company and Sun Pharmaceutical Subsidiary made an initial capital contribution of $5,000 in October 2013 for a 50% membership interest in S & I Ophthalmic. S & I Ophthalmic was governed by a board of managers which had four members, two each from the Company and Sun Pharmaceutical Subsidiary. In 2015, both the Company and Sun Pharmaceutical Subsidiary made subsequent capital contributions of $5,000.
In December 2017, both the Company and Sun Pharmaceutical Subsidiary agreed to dissolve S & I Ophthalmic and terminate the related ECC agreement. In January 2018, the Company received $2,598 upon the dissolution of S & I Ophthalmic which represented the Company's portion of S & I Ophthalmic's remaining cash after all liabilities were settled.
OvaXon
In December 2013, the Company and OvaScience, Inc. ("OvaScience"), a life sciences company focused on the discovery, development, and commercialization of new treatments for infertility, entered into a Limited Liability Company Agreement ("OvaXon LLC Agreement") to form OvaXon, LLC ("OvaXon"), a joint venture to create new applications for improving human and animal health. Both the Company and OvaScience made an initial capital contribution of $1,500 in January 2014 for a 50% membership interest in OvaXon. OvaXon is governed by the OvaXon board of managers ("OvaXon Board") which has four members, two each from the Company and OvaScience. In cases in which the OvaXon Board determines that additional capital contributions are necessary in order for OvaXon to conduct business and comply with its obligations, each of the Company and OvaScience has the right, but not the obligation, to make additional capital contributions to OvaXon subject to the OvaXon LLC Agreement. Through March 31, 2018, both the Company and OvaScience have made subsequent capital contributions of $4,350.
In March 2018, the Company and OvaScience agreed to terminate the ECC agreement with OvaScience. The Company and OvaScience are in discussions regarding dissolving the OvaXon joint venture and terminating the related ECC agreement.
The Company's investment in OvaXon was $146 as of March 31, 2018 and December 31, 2017, and is included in investments in affiliates in the accompanying consolidated balance sheets.

Intrexon Energy Partners
In March 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, LLC ("Third Security"), entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), a joint venture formed to optimize and scale-up the Company's methane bioconversion platform ("MBP") technology for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Intrexon has committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of March 31, 2018, the Company's remaining commitment was $6,011. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(806) and $(444) as of March 31, 2018 and December 31, 2017, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.
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
The Company's investment in Intrexon Energy Partners II was $515 and $572 as of March 31, 2018 and December 31, 2017, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
EnviroFlight
In February 2016, the Company entered into a series of transactions involving EnviroFlight, LLC ("Old EnviroFlight"), Darling Ingredients Inc. ("Darling") and a newly formed venture between the Company and Darling ("New EnviroFlight"). New EnviroFlight was formed to generate high-nutrition, low environmental impact animal and fish feed, as well as fertilizer products, from black soldier fly larvae. Through March 31, 2018, both the Company and Darling have made subsequent capital contributions of $8,250.
The Company's investment in New EnviroFlight was $10,072 and $7,092 as of March 31, 2018 and December 31, 2017, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.

Intrexon T1D Partners
In March 2016, the Company and certain investors (the "T1D Investors"), including affiliates of Third Security, entered into a Limited Liability Company Agreement which governs the affairs and conduct of business of Intrexon T1D Partners, LLC ("Intrexon T1D Partners"), a joint venture formed to utilize the Company's proprietary ActoBiotics platform to develop and commercialize products to treat type 1 diabetes. The Company also entered into an ECC with Intrexon T1D Partners which provides the exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $10,000 while retaining a 50% membership interest in Intrexon T1D Partners. The T1D Investors made initial capital contributions, totaling $10,000 in the aggregate, in exchange for pro rata membership interests in Intrexon T1D Partners totaling 50%. Intrexon has committed to make capital contributions of up to $5,000, and the T1D Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon T1D Partners, have committed to make additional capital contributions of up to $5,000, at the request of Intrexon T1D Partners' board of managers (the "Intrexon T1D Partners Board") and subject to certain limitations. As of March 31, 2018, the Company's remaining commitment was $1,250. Intrexon T1D Partners is governed by the Intrexon T1D Partners Board, which has five members. Two members of the Intrexon T1D Partners Board are designated by the Company and three members are designated by a majority of the T1D Investors. The Company and the T1D Investors have the right, but not the obligation, to make additional capital contributions above these limits when and if solicited by the Intrexon T1D Partners Board.
The Company's investment in Intrexon T1D Partners was $(67) and $(943) as of March 31, 2018 and December 31, 2017, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.
5. Collaboration and Licensing Revenue
The Company's collaborations and licensing agreements provide for multiple promises to be satisfied by the Company and typically include a license to the Company's technology platforms, participation in collaboration committees, and performance of certain research and development services. Based on the nature of the promises in the Company's collaboration and licensing agreements, the Company typically combines most of its promises into a single performance obligation because the promises are highly interrelated and not individually distinct. At contract inception, the transaction price is typically the upfront payment received and is allocated to the single performance obligation. The Company has determined the transaction price should be recognized as revenue based on its measure of progress under the agreement primarily based on inputs necessary to fulfill the performance obligation.
The Company recognizes the reimbursement payments received for research and development services in the period when the services are performed. At inception of each collaboration, the Company determines whether any milestone payments are probable and can be included in the transaction price. The milestone payments are typically not considered probable at inception and are therefore constrained under ASC 606. Royalties related to product sales will be recognized when sales have occurred since the royalties relate directly to the technology license granted in the agreement.
See Note 2 for additional discussion of the Company's revenue recognition policy related to collaboration and licensing payments.
The Company determines whether collaborations and licensing agreements are individually significant for disclosure based on a number of factors, including total revenue recorded by the Company pursuant to collaboration and licensing agreements, collaborators or licensees with either majority-owned subsidiaries or equity method investments, or other qualitative factors. Collaboration and licensing revenues generated from consolidated subsidiaries are eliminated in consolidation. Amounts for periods subsequent to January 1, 2018 reflect revenue recognition under ASC 606.

The following tables summarize the amounts recorded as revenue in the consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
ZIOPHARM Oncology, Inc.	$6,879	$10,985
Oragenics, Inc.	342	569
Fibrocell Science, Inc.	835	1,739
Genopaver, LLC	1,288	1,680
S & I Ophthalmic, LLC	—	303
OvaXon, LLC	—	824
Intrexon Energy Partners, LLC	1,252	5,086
Persea Bio, LLC	252	289
Ares Trading S.A.	3,368	3,315
Intrexon Energy Partners II, LLC	615	1,149
Intrexon T1D Partners, LLC	1,468	1,132
Harvest start-up entities (1)	3,354	3,363
Other	4,372	2,631
Total	$24,025	$33,065

(1)
For the three months ended March 31, 2018 and 2017, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc.

Other than the termination of the OvaScience ECC in March 2018 (Note 4), there have been no significant changes to arrangements with our collaborators and licensees in the three months ended March 31, 2018. See Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for additional details of the Company's existing collaboration and licensing agreements.
Deferred Revenue
Deferred revenue primarily consists of consideration received for the Company's collaborations and licensing agreements and prepayments for product and service revenues. Deferred revenue consists of the following:

	March 31, 2018	December 31, 2017
Collaboration and licensing agreements	$258,174	$231,583
Prepaid product and service revenues	5,138	4,681
Other	78	133
Total	$263,390	$236,397
Current portion of deferred revenue	$48,646	$42,870
Long-term portion of deferred revenue	214,744	193,527
Total	$263,390	$236,397

The following table summarizes the remaining balance of deferred revenue associated with upfront and milestone payments for each significant collaboration and licensing agreement as of March 31, 2018 and December 31, 2017, including the estimated remaining performance period as of March 31, 2018.

	Average Remaining Performance Period (Years)	March 31, 2018	December 31, 2017
ZIOPHARM Oncology, Inc.	5.8	$86,365	$90,496
Oragenics, Inc.	6.2	6,456	6,719
Fibrocell Science, Inc.	6.6	16,002	16,607
Genopaver, LLC	6.0	1,635	1,704
Intrexon Energy Partners, LLC	6.0	15,000	15,625
Persea Bio, LLC	6.8	3,375	3,500
Ares Trading S.A.	6.1	78,384	40,789
Intrexon Energy Partners II, LLC	6.7	13,333	13,833
Intrexon T1D Partners, LLC	7.0	8,334	8,435
Harvest start-up entities (1)	7.1	17,918	18,400
Other	3.7	10,494	14,423
Total		$257,296	$230,531

(1)
As of March 31, 2018 and December 31, 2017, the balance of deferred revenue for collaborations with Harvest start-up entities includes Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc.

6. Short-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of March 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Certificates of deposit	$275	$—	$—	$275
The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$6,000	$—	$(2)	$5,998
Certificates of deposit	275	—	—	275
Total	$6,275	$—	$(2)	$6,273
For more information on the Company's method for determining the fair value of its assets, see Note 2 – "Fair Value of Financial Instruments" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
As of March 31, 2018, all of the available-for-sale investments were due within one year based on their contractual maturities.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company's investments were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and there were none as of March 31, 2018.

As of March 31, 2018 and December 31, 2017, the Company did not consider any of its investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company's ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.
7. Investments in Preferred Stock
Investment in ZIOPHARM Preferred Stock
In June 2016, the Company received 100,000 shares of Series 1 Preferred Stock (the "Preferred Shares") of ZIOPHARM, a related party, with a per share stated value of $1,200, as consideration for amending their two previously existing ECC agreements. A summary of the terms of the Preferred Shares follows.
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
The investment in ZIOPHARM preferred stock is categorized as Level 3 as there are significant unobservable inputs and the Preferred Shares are not traded on a public exchange. The fair value of the investment in ZIOPHARM preferred stock is estimated using a probability-weighted expected return ("PWERM") model. The key inputs used in the PWERM model are (i) estimating the future returns for conversion of the Preferred Shares for both product approval and a change in control of ZIOPHARM (the "conversion events") using market data of the change in value for guideline companies as a result of these conversion events; (ii) estimating the expected date and likelihood of each conversion event; and (iii) discounting these estimated future returns using a discount rate for the Preferred Shares considering industry debt issuances originated by public funds and venture capital rates of return. A significant change in unobservable inputs discussed above could result in a significant impact on the fair value of the Company's investment in ZIOPHARM preferred stock. The fair value of the Company's investment in ZIOPHARM preferred stock, including additional Preferred Shares received as dividends, was $165,703 and $160,832 as of March 31, 2018 and December 31, 2017, respectively. During the three months ended March 31, 2018 and 2017, the Company received 3,624 shares and 3,216 shares, respectively, of additional Preferred Shares and recognized $4,871 and $3,923, respectively, of dividend income in the accompanying consolidated statements of operations.

Investment in Fibrocell Preferred Stock
In March 2017, Fibrocell Science, Inc. ("Fibrocell"), one of the Company's collaborators and a related party, sold Series A Convertible Preferred Stock (the "Convertible Preferred Shares") convertible into shares of Fibrocell common stock and warrants to purchase shares of Fibrocell common stock to certain institutional and accredited investors, including the Company and affiliates of Third Security. The Company paid $1,161 in exchange for 1,161 Convertible Preferred Shares and warrants to acquire 498,843 shares of Fibrocell common stock. The Convertible Preferred Shares are convertible at any time at the election of the Company and accrue dividends at 4% per annum, compounded quarterly, increasing the stated value of the shares. The investment in Fibrocell preferred stock is categorized as Level 3 as there are significant unobservable inputs and the Convertible Preferred Shares are not traded on a public exchange. The fair value of the investment in Fibrocell preferred stock is estimated using a conversion plus dividend approach utilizing the trading value of the underlying common stock and an estimated premium for the preferred stock dividend and other preferences. Market price volatility of Fibrocell's common stock and a significant change in the estimated preferred stock premium could result in a significant impact to the fair value of the investment in Fibrocell preferred stock. As of March 31, 2018 and December 31, 2017, the fair value of the Company's investment in Fibrocell preferred stock totaled $366 and $393, respectively. See Note 17 for additional discussion of the warrants.
Investment in Oragenics Preferred Stock
In November 2017, concurrent with Oragenics closing a preferred stock private placement, the Company exchanged a promissory note, including accrued interest, purchased from Oragenics in May 2017 and receivables due from Oragenics totaling $3,385 for Oragenics Series C preferred stock ("Series C Preferred Stock"). The Series C Preferred Stock is non-voting and non-convertible and is redeemable in whole or part at any time by Oragenics in cash. The Series C Preferred Stock accrues an annual 12% dividend payable in additional Series C Preferred Stock through May 10, 2019, and after such date, the annual dividend increases to 20%. Additionally, the Company and Oragenics amended certain future payment terms under its ECCs, as discussed in Note 5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. As of March 31, 2018 and December 31, 2017, based on the most recent financial information available on Oragenics, the Company concluded that there was no value to its investment in Oragenics preferred stock.
Changes in the Fair Value of Investments in Preferred Stock
The following table summarizes the changes in the Level 3 investments in preferred stock during the three months ended March 31, 2018.

Three Months Ended March 31, 2018
Beginning balance	$161,225
Dividend income from investments in preferred stock	4,883
Net unrealized depreciation in the fair value of the investments in preferred stock	(39)
Ending balance	$166,069
8. Fair Value Measurements
The carrying amount of cash and cash equivalents, restricted cash, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at March 31, 2018:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2018
Assets
Equity securities	9,622	4,421	—	14,043
Preferred stock	—	—	166,069	166,069
Other	—	769	—	769
Total	$9,622	$5,190	$166,069	$180,881
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at December 31, 2017:

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
There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2018.
The carrying values of the Company's long term debt approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. The Company's contingent consideration liabilities from previous acquisitions are measured on a recurring basis and were $585 at March 31, 2018 and December 31, 2017. These fair value measurements were based on significant inputs not observable in the market and thus represented a Level 3 measurement. A significant change in unobservable inputs could result in a significant impact on the fair value of the Company's contingent consideration liabilities. The contingent consideration liabilities are remeasured to fair value at each reporting date until the contingencies are resolved, and those changes in fair value are recognized in earnings. There were no changes in the fair value of the Level 3 liabilities during the three months ended March 31, 2018.

9. Inventory
Inventory consists of the following:

	March 31, 2018	December 31, 2017
Supplies, embryos and other production materials	$3,386	$2,673
Work in process	4,422	4,767
Livestock	10,991	11,040
Feed	1,472	2,013
Total inventory	$20,271	$20,493
10. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	March 31, 2018	December 31, 2017
Land and land improvements	$11,815	$11,767
Buildings and building improvements	18,160	18,183
Furniture and fixtures	2,516	2,515
Equipment	69,568	65,863
Leasehold improvements	27,811	25,277
Breeding stock	4,204	3,832
Computer hardware and software	10,442	10,128
Trees	7,996	6,642
Construction and other assets in progress	15,819	14,113
	168,331	158,320
Less: Accumulated depreciation and amortization	(49,087)	(45,646)
Property, plant and equipment, net	$119,244	$112,674
Depreciation expense was $3,456 and $2,782 for the three months ended March 31, 2018 and 2017, respectively.
11. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the three months ended March 31, 2018 are as follows:

Balance at December 31, 2017	$153,289
Foreign currency translation adjustments	1,459
Balance at March 31, 2018	$154,748
The Company had $13,823 of accumulated impairment losses as of March 31, 2018 and December 31, 2017.

Intangible assets consist of the following as of March 31, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$266,579	$(48,586)	$217,993
Customer relationships	10,700	(6,733)	3,967
Trademarks	6,800	(2,760)	4,040
In-process research and development	5,883	—	5,883
Total	$289,962	$(58,079)	$231,883
Intangible assets consist of the following as of December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$263,615	$(44,954)	$218,661
Customer relationships	10,700	(6,383)	4,317
Trademarks	6,800	(2,567)	4,233
In-process research and development	5,666	—	5,666
Total	$286,781	$(53,904)	$232,877
The balance of in-process research and development includes certain in-process research and development technology acquired in the Company's acquisition of Oxitec in September 2015, and amortization will begin once certain regulatory approvals have been obtained for the in-process programs.
Amortization expense was $4,926 and $4,618 for the three months ended March 31, 2018 and 2017, respectively.
12. Lines of Credit and Long Term Debt
Lines of Credit
Trans Ova has a $5,000 revolving line of credit with First National Bank of Omaha which matures on June 1, 2018. The line of credit bears interest at the greater of 2.95% above the London Interbank Offered Rate or 3.00% and the actual rate was 4.62% as of March 31, 2018. As of March 31, 2018, there was no outstanding balance. The amount available under the line of credit is based on eligible accounts receivable and inventory up to the maximum principal amount. The line of credit is collateralized by certain of Trans Ova's assets and contains certain restricted covenants that include maintaining minimum tangible net worth and working capital and maximum allowable annual capital expenditures. Trans Ova was in compliance with these covenants as of March 31, 2018.
Exemplar has a $700 revolving line of credit with American State Bank which matures on October 30, 2018. The line of credit bears interest at 5.25% per annum. As of March 31, 2018, there was an outstanding balance of $321.

Long Term Debt
Long term debt consists of the following:

	March 31, 2018	December 31, 2017
Notes payable	$4,896	$5,010
Royalty-based financing	2,108	2,132
Other	922	895
Long term debt	7,926	8,037
Less current portion	501	502
Long term debt, less current portion	$7,425	$7,535
Trans Ova has a note payable to American State Bank which matures in April 2033 and has an outstanding principal balance of $4,775 as of March 31, 2018. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by certain of Trans Ova's real estate and non-real estate assets.
AquaBounty has a royalty-based financing grant from the Atlantic Canada Opportunities Agency, a Canadian government agency, to provide funding of a research and development project. The total amount available under the award was $2,226, which AquaBounty claimed over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. As of the date of the acquisition by Intrexon in March 2013, AquaBounty had claimed $1,952 of the available funds and this amount was recorded at its acquisition date fair value of $1,107. The Company accretes the difference of $845 between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Subsequent to the acquisition date, AquaBounty claimed the remaining balance available under the grant, resulting in total long term debt of $2,108 as of March 31, 2018.
Future maturities of long term debt are as follows:

2018	$398
2019	411
2020	382
2021	830
2022	373
2023	386
Thereafter	3,038
Total	$5,818
The AquaBounty royalty-based financing grant is not included in the table above due to the uncertainty of the timing of repayment.
13. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company's annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. For the three months ended March 31, 2018, the Company had U.S. taxable loss of approximately $35,100 and recorded $113 of current domestic income tax expense. For the three months ended March 31, 2018, the Company recognized $125 of current foreign income tax benefit. For the three months ended March 31, 2017, the Company had U.S. taxable income of approximately $11,800 and recorded $236 of current domestic income tax expense. For the three months ended March 31, 2017, the Company recognized $131 of current foreign income tax benefit. For the three months ended March 31, 2018, the Company recorded deferred tax benefit of $4,074. For the three months ended March 31, 2017, the Company recorded deferred tax benefit of $638. The Company's net deferred tax assets, excluding certain deferred tax liabilities totaling $11,631, are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's losses and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
As of March 31, 2018, the Company has loss carryforwards for U.S. federal income tax purposes of approximately $279,500 available to offset future taxable income, and federal and state research and development tax credits of approximately $7,800, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. These carryforwards will begin to expire in 2022. As of March 31, 2018, the Company's direct foreign subsidiaries have foreign loss carryforwards of approximately $160,700, most of which do not expire.
In 2017, the Company recorded a net provisional income tax benefit upon enactment of the Tax Act. The Company has provisionally estimated its transition tax exposure to be zero, as any accumulated earnings in foreign subsidiaries are offset by accumulated deficits in other foreign subsidiaries. The provisional amounts recorded are subject to further refinement within the measurement period prescribed by SAB 118. As a result, the recorded amounts are subject to change, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company utilized to provisionally compute the transition impact. No adjustments to these provisional amounts were recorded during the three months ended March 31, 2018.
14. Shareholders' Equity
Issuances of Common Stock
In January 2018, Intrexon closed a public offering of 6,900,000 shares of its common stock, including 1,000,000 shares of common stock purchased by affiliates of Third Security. The net proceeds of the offering were $82,374, after deducting underwriting discounts of $3,688 and offering expenses of $188, all of which were capitalized.
Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31, 2018	December 31, 2017
Unrealized loss on investments	$—	$(2)
Loss on foreign currency translation adjustments	(9,587)	(15,552)
Total accumulated other comprehensive loss	$(9,587)	$(15,554)
15. Share-Based Payments
The Company records the fair value of stock options and restricted stock units ("RSUs") issued to employees and non-employees as of the grant date as stock-based compensation expense. Stock-based compensation expense for employees and non-employees is recognized over the requisite service period, which is typically the vesting period. Stock-based compensation costs included in the consolidated statements of operations are presented below:

	Three Months Ended March 31,
	2018	2017
Cost of products	$25	$26
Cost of services	77	78
Research and development	3,258	2,193
Selling, general and administrative	8,002	5,597
Total	$11,362	$7,894

Intrexon Stock Option Plans
In April 2008, Intrexon adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Intrexon's board of directors granted share based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of March 31, 2018, there were 431,649 stock options outstanding under the 2008 Plan.
Intrexon adopted the 2013 Plan for employees and nonemployees pursuant to which Intrexon's board of directors may grant share based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective upon the closing of the Company's initial public offering in August 2013, and as of March 31, 2018, there were 18,000,000 shares authorized for issuance under the 2013 Plan, of which 11,114,785 stock options and 1,052,182 RSUs were outstanding and 3,279,291 shares were available for grant. In March 2018, Intrexon's board of directors approved, subject to shareholder approval at Intrexon's annual meeting in June 2018, an increase of 2,000,000 shares of common stock to be reserved for issuance under the 2013 Plan.
Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2017	11,382,747	$28.99	7.32
Granted	656,339	14.84
Exercised	(21,722)	(3.40)
Forfeited	(186,811)	(26.37)
Expired	(284,119)	(27.67)
Balances at March 31, 2018	11,546,434	28.31	7.25
Exercisable at March 31, 2018	6,533,996	29.29	6.38
During the three months ended March 31, 2018, Intrexon granted 1,059,126 RSUs with a weighted average grant date fair value of $13.83 per share, of which 1,052,182 remain outstanding and unvested as of March 31, 2018.
Intrexon currently uses authorized and unissued shares to satisfy share award exercises.
In October 2015, the compensation committee and the independent members of Intrexon's board of directors approved a compensation arrangement whereby the Company's Chief Executive Officer ("CEO") would receive a monthly salary. Previously, the CEO did not receive compensation for his services as an employee of the Company other than through his participation in the Company's Annual Executive Incentive Plan which became effective January 1, 2015. Pursuant to the compensation agreement, the CEO receives a base salary of $200 per month payable in fully vested shares of Intrexon common stock with such shares subject to a three-year lock-up on resale. The monthly number of shares of common stock is calculated based on the closing price on the last trading day of each month and the shares are issued pursuant to the terms of a Restricted Stock Unit Agreement ("RSU Agreement") which was executed between Intrexon and the CEO pursuant to the terms of the 2013 Plan. The RSU Agreement became effective in November 2015, and had an initial term of twelve months. The independent members of Intrexon's board of directors, with the recommendation of the compensation committee of the board of directors, subsequently approved extensions of the RSU Agreement through March 31, 2019, all of which are on the same terms as the original RSU Agreement. The fair value of the shares issued as compensation for services is included in selling, general and administrative expenses in the Company's consolidated statements of operations and totaled $486 and $471 for the three months ended March 31, 2018 and 2017, respectively.
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

As of March 31, 2018, there were 340,764 options outstanding under both AquaBounty plans, of which 207,390 were exercisable, at a weighted average exercise price of $7.09 per share.
16. Commitments and Contingencies
Operating Leases
The Company leases certain facilities and equipment under noncancelable operating leases. The equipment leases are renewable at the option of the Company. At March 31, 2018, future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2018	$6,096
2019	9,441
2020	9,506
2021	8,601
2022	7,595
2023	6,558
Thereafter	23,923
Total	$71,720
Rent expense, including other facility expenses, was $3,259 and $2,301 for the three months ended March 31, 2018 and 2017, respectively.
Purchase Commitments
As of March 31, 2018, the Company had outstanding contractual purchase commitments of $15,098, which primarily relate to amounts that will be paid in 2018, 2019, and 2020 upon delivery of commercial non-browning apple trees.
Contingencies
In March 2012, Trans Ova was named as a defendant in a licensing and patent infringement suit brought by XY, LLC ("XY") alleging that certain of Trans Ova's activities breached a 2004 licensing agreement and infringed on patents that XY allegedly owned. Trans Ova filed a number of counterclaims in the case. In Colorado District Court, the matter proceeded to a jury trial in January 2016. The jury determined that XY and Trans Ova had each breached the licensing agreement and that Trans Ova had infringed XY's patents. In April 2016, the court issued its post-trial order, awarding $528 in damages to Trans Ova and $6,066 in damages to XY. The order also provided Trans Ova with a compulsory license to XY's technology, subject to an ongoing royalty obligation. Both parties appealed the court's order, which appeal is pending before the Court of Appeals for the Federal Circuit. Since the inception of the 2004 agreement, Trans Ova has remitted payments to XY pursuant to the terms of that agreement, or pursuant to the terms of the April 2016 court order, and has recorded these payments in cost of services in the consolidated statements of operations for the respective periods. For the period from inception of the 2004 agreement through the court's April 2016 order, aggregate royalty and license payments were $3,170, of which $2,759 had not yet been deposited by XY. In 2016, the Company recorded expense of $4,228 representing the excess of the net damages awarded to XY, including prejudgment interest, over the liability previously recorded by Trans Ova for uncashed checks previously remitted to XY. In August 2016, Trans Ova deposited the net damages amount, including prejudgment interest, into the court's treasury, to be held until the appeals process is complete and final judgment amounts are determined. As of March 31, 2018, this amount is included in restricted cash on the accompanying consolidated balance sheet. In December 2016, Trans Ova elected to void the outstanding checks discussed above, and these amounts have been reclassified to other accrued liabilities on the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017. Depending on the outcome of an appeal decision, the damages awarded to either party could decrease, increase, or be eliminated. The appeal decision may also remand to the Colorado District Court all, or a portion, of the issues being appealed. In December 2016, XY filed a complaint for patent infringement and trade secret misappropriation against Trans Ova in the District Court of Waco, Texas. Since the claims in this 2016 complaint directly relate to the 2012 licensing dispute and patent issues, Trans Ova filed and was granted a motion for change of venue to Colorado District Court. Trans Ova also filed a motion to dismiss, from which the Court recently dismissed nine of the twelve counts of the complaint. Presently, three counts for patent infringement remain pending. Trans Ova and the Company could elect to enter into a settlement agreement in order to avoid the further costs and uncertainties of litigation, to modify the court-ordered license to XY's technologies, or to recover monetary damages stemming from Trans Ova's counterclaims for antitrust violations by XY and its parent company, Inguran.

In June and July 2016, two shareholders made separate demands under Virginia law demanding that the Company file suit against certain of its current officers and directors for alleged breaches of fiduciary duty and other claims. The demands were based upon and asserted the allegations contained in a report published in April 2016 on the Seeking Alpha financial blog. In July 2016, the Company's board of directors authorized its Special Litigation Committee ("SLC"), consisting of independent directors, to investigate the claims and allegations made in the two shareholder demands and to decide on behalf of the Company whether the claims and allegations should be pursued. In February 2017, the SLC completed its review and evaluation and unanimously determined that there was no basis for any of the allegations, that the Company's officers and directors did not breach their fiduciary duties or any other applicable law, and that prosecution of the asserted claims was not in the best interest of Intrexon or its shareholders.
Following the SLC's determination, in March 2017, a derivative complaint captioned Luger v. Kirk et al. was filed in the Circuit Court of Fairfax County, Virginia, alleging causes of action for breaches of fiduciary duty and unjust enrichment relating to the same allegations investigated by the SLC. On April 4, 2018, the plaintiff filed a motion to nonsuit, which the court granted without prejudice on April 13, 2018.
The Division of Enforcement of the SEC is conducting an investigation which the Company believes concerns certain issues raised by the foregoing and by the previously disclosed consolidated putative shareholder class action lawsuit, captioned Intrexon Corporation Securities Litigation, that was dismissed on November 1, 2017 and the previously disclosed shareholder derivative action captioned Basile v. Kirk et al. that was dismissed on January 25, 2018. The Company has met with the SEC staff and is voluntarily cooperating with their investigation. The Company's board of directors has authorized the SLC to monitor the Company's interaction with the SEC staff.
The Company may become subject to other claims and assessments from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2018 and December 31, 2017, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
The Company's CEO and Chairman of the board of directors is also the Senior Managing Director and CEO of Third Security and owns 100% of the equity interests of Third Security. In November 2015, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved the execution of a Services Agreement ("Services Agreement") with Third Security pursuant to which Third Security provides the Company with certain professional, legal, financial, administrative, and other support services necessary to support the Company and its CEO. As consideration for providing these services, Third Security is entitled to a fee of $800 per month to be paid in the form of fully-vested shares of the Company's common stock. The number of shares of common stock is calculated based on the closing price of the Company's common stock on the 15th day of each month. The payments made by the Company under the Services Agreement constitute, in the aggregate, an award under the 2013 Plan and are subject to the terms of the 2013 Plan (Note 15). The Services Agreement had a term of one year, can be terminated by the Company at any time, and may be extended only by agreement of the parties, including approval of a majority of the independent members of Intrexon's board of directors. The independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, subsequently approved extensions of the Services Agreement through January 1, 2019. For the three months ended March 31, 2018 and 2017, the Company issued 160,626 shares and 103,930 shares, respectively, with values of $2,041 and $2,039, respectively, to Third Security as payment for services pursuant to the Services Agreement. In addition to the foregoing Services Agreement, the Company reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf, and the total expenses incurred by the Company under this arrangement were $14 and $66 for the three months ended March 31, 2018 and 2017, respectively.
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
The Company also subleases certain administrative offices to Third Security. The significant terms of the lease mirror the terms of the Company's lease with the landlord, and the Company recorded sublease income of $21 and $11 for the three months ended March 31, 2018 and 2017, respectively.
Transactions with ECC Parties
In addition to entities controlled by Third Security, any entity in which the Company holds equity securities, including securities received as upfront or milestone consideration, and which also are party to a collaboration with the Company are considered to be related parties.
The Company holds a promissory note convertible into shares of Fibrocell common stock ("convertible note") and warrants to purchase shares of Fibrocell common stock. As of March 31, 2018 and December 31, 2017, the value of the convertible note and warrants totaled $494 and $575, respectively, and is included in other assets on the accompanying consolidated balance sheets. See Note 7 for additional discussion of the Company's investments in Fibrocell.
Other Related Parties
In June 2015, the Company entered into an agreement with Harvest, an investment fund sponsored by Harvest Capital Strategies, LLC, and a related party based on ownership in the fund by affiliates of Third Security. Harvest was established to invest in life science research and development start-up opportunities that the Company offered to Harvest with exclusive rights of first-look and first negotiation. Based on this agreement, Harvest established six new collaboration entities, each of which entered into an ECC with the Company in a designated field. The terms of such ECCs were negotiated between the Company and Harvest. As consideration for providing exclusive rights of first-look and first negotiation for start-up opportunities, the Company received a portion of the management fee collected by the fund sponsor of Harvest. These fees are included in other income in the accompanying consolidated statements of operations and totaled $603 for the three months ended March 31, 2017. In September 2017, the commitment period for Harvest was terminated and, as a result, the agreement with Harvest terminated. The termination of the agreement had no effect on the existing collaborations with Harvest-controlled entities.
18. Net Loss per Share
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2018	2017
Historical net loss per share:
Numerator:
Net loss attributable to Intrexon	$(41,988)	$(31,399)
Denominator:
Weighted average shares outstanding, basic and diluted	127,693,336	118,956,780
Net loss attributable to Intrexon per share, basic and diluted	$(0.33)	$(0.26)

The following potentially dilutive securities as of March 31, 2018 and 2017, have been excluded from the above computations of diluted weighted average shares outstanding for the three months then ended as they would have been anti-dilutive:

	March 31,
	2018	2017
Options	11,546,434	12,632,507
Restricted stock units	1,052,182	—
Warrants	133,264	—
Total	12,731,880	12,632,507
19. Subsequent Events
In May 2018, the Company commenced efforts to shift certain of the manufacturing and distribution operations of Oxitec's Brazilian subsidiary to a decentralized operation and as a result, the Company anticipates one-time charges of up to approximately $6,000 in the second quarter of 2018. These charges are comprised primarily of the costs to vacate its existing leased premises, the write-down of certain fixed assets previously used in production, and severance costs.

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
Overview
We believe we are a leader in the field of synthetic biology, focusing on programming biological systems to alleviate disease, remediate environmental challenges, and provide sustainable food and industrial chemicals. Synthetic biology involves the tightly controlled expression of natural and engineered genes (DNA segments) in a variety of animal, plant and microorganismal hosts. Our historical approach primarily involved an exclusive channel collaboration, or ECC, model in which we served principally as the technology engine for a partner experienced in a given commercial arena. As our experience has deepened, we have moved toward more joint ventures, or JVs, and the self-development of projects we view as particularly compelling and within our increasing areas of expertise.
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
We believe our technologies are broadly applicable across many diverse end markets, including some end markets that have failed to recognize the applicability of synthetic biology or failed to efficiently utilize biologically-based processes to produce products. To enable us to maximize the number of these markets we could address, we devised a strategy that allowed us to focus on our core expertise in synthetic biology while developing many different commercial product candidates via collaborations in a broad range of industries or end markets. Historically, we built our business model primarily around the formation of ECCs. An ECC is an agreement with a collaborator to develop products based on technologies in a specifically defined field. We have sought collaborators with expertise within a specific industry sector and the commitment to provide resources for the commercialization of products within that industry sector. Through our ECCs, we provide expertise in the engineering of gene programs and cellular systems, and our collaborators are responsible for providing market and product development expertise, as well as sales and marketing capabilities. In addition, we have sometimes executed a research collaboration to develop an early-stage program pursuant to which we received reimbursement for our development costs but the exclusive commercial rights, and related access fees, were deferred until completion of an initial research program.
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
Our operating subsidiaries
To derive value from the broad potential applications of our synthetic biology technologies, and consistent with the evolution of our business strategy, we routinely consider ways to organize our business to facilitate strategic opportunities. For example, effective January 1, 2018, we transferred substantially all of our gene and cell therapy assets for human health under a newly-formed wholly owned subsidiary, Precigen, Inc., or Precigen, and we consolidated therapeutic applications of our proprietary ActoBiotics platform under ActoBio Therapeutics, Inc., or ActoBio. In addition, we have acquired a number of ventures that are already enabling products that benefit from the application of synthetic biology and that we now operate as subsidiaries. Our strategy contemplates the continued formation and acquisition of such operating subsidiaries. As these enterprises develop, we will determine whether to maintain full ownership, introduce investors via either private or public financing, or seek strategic options to partner or divest the businesses.
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
Trans Ova Genetics, L.C.
Trans Ova Genetics, L.C., or Trans Ova, is internationally recognized as a provider of industry-leading bovine reproductive technologies. Intrexon and Trans Ova are building upon Trans Ova's original platform with a goal of achieving higher levels of delivered value to dairy and beef cattle producers. Progentus, L.C., or Progentus, a wholly owned subsidiary of Trans Ova, is a provider of bovine embryos. ViaGen, L.C., or ViaGen, a wholly owned subsidiary of Trans Ova, is a provider of cloning technology for non-primate species. Exemplar Genetics, LLC, or Exemplar, a wholly owned subsidiary through the combined ownership of Trans Ova, ViaGen and us, is committed to enabling the study of life-threatening human diseases through the development of miniswine research models and services.
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
Oxitec Limited
Oxitec Limited, or Oxitec, is a pioneering company in biological insect control solutions. Oxitec is developing products that use genetic engineering to control insect pests that spread disease and damage crops. Among the applications of its platform which uses advanced genetics and molecular biology, Oxitec has developed a new and innovative solution to controlling Aedes aegypti, a mosquito that is a known vector for the transmission of infectious disease including dengue fever, chikungunya, and Zika. This genetically engineered, self-limiting line of the Aedes aegypti mosquito, or OX513A, has been approved by Brazil's National Biosafety Committee for unrestricted releases throughout the country. Additionally, open field trials of these mosquitoes have been conducted in Brazil, the Cayman Islands, Panama, and Malaysia under relevant permits or approvals. Further approvals will be required for commercial production and use.
Primary majority-owned operating subsidiary
AquaBounty Technologies, Inc.
AquaBounty Technologies, Inc., or AquaBounty, of which we owned approximately 58 percent as of December 31, 2017, is focusing on improving productivity in commercial aquaculture, including the development of the AquAdvantage Salmon, an Atlantic salmon that has been genetically enhanced to reach market size in less time than conventionally farmed Atlantic salmon and approved by the Food and Drug Administration. In January 2018, AquaBounty raised $12.0 million through an underwritten public offering, in which we participated by investing $5 million. As a result of this transaction, our ownership decreased to approximately 53 percent. In the future, our ownership stake in AquaBounty may drop below 50 percent, which may result in us deconsolidating AquaBounty.
Mergers, acquisitions, and technology in-licensing
We may augment our suite of proprietary technologies through mergers or acquisitions of technologies which then become available to new or existing ventures, including operating subsidiaries, JVs, and collaborations. Among other things, we may pursue technologies that we believe will be generally complementary to our existing technologies and also meet our desired return on investment and other economic criteria. In certain cases, such technologies may already be applied in the production of products or services and in these cases we may seek to expand the breadth or efficacy of such products or services through the use of our technologies. There have been no mergers, acquisitions or significant technology in-licensing activities in 2018. For a discussion of our 2017 acquisition, see "Notes to the Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report on Form 10-Q.
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
We expect our future capital requirements will be substantial, particularly as we continue to develop our business and expand our synthetic biology technology platform. In January 2018, we closed a public offering of 6,900,000 shares of our common stock, including 1,000,000 shares of common stock purchased by affiliates of Third Security, LLC, or Third Security, the net proceeds of which were $82.4 million, after deducting underwriting discounts and commissions and offering expenses paid by us. Additionally, we have a Preferred Stock Equity Facility, or Preferred Stock Facility, with an affiliate of Third Security, which will terminate no later than April 30, 2019. Our Chairman and Chief Executive Officer, or CEO, also serves as the Senior

Managing Director and CEO of Third Security and owns all of the outstanding equity interests of Third Security. Under the Preferred Stock Facility, we may, at our sole and exclusive option, issue and sell to the affiliate of Third Security, up to $100 million of newly issued Series A Redeemable Preferred Stock, or Series A Preferred Stock. We believe that our existing cash and cash equivalents, short-term investments, cash expected to be received from our current collaborators and for sales of products and services provided by our consolidated subsidiaries, cash received in our January 2018 offering, and any issuances of Series A Preferred Stock under the Preferred Stock Facility will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.
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
We generate product and service revenues primarily through sales of products or services that are created from technologies developed or owned by us. Our primary current offerings include sales of advanced reproductive technologies, including our bovine embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production. We recognize revenue when the customer takes ownership of the promised product or when the promised service is completed.
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
We have no individually significant research and development projects and our research and development expenses primarily relate to either the costs incurred to expand or otherwise improve our multiple platform technologies, the costs incurred to develop a specific application of our technologies in support of current or prospective partners, or costs incurred to expand or otherwise improve our products and services. Research and development expenses, including costs for preclinical and clinical development, incurred for programs we support pursuant to an ECC agreement are typically reimbursed by the partner at cost and all other research and development programs may be terminated or otherwise deferred at our discretion. The amount of our research and development expenses may be impacted by, among other things, the number of ECCs and the number and size of programs we may support on behalf of an ECC.
The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies, the costs incurred to develop a specific application of our technologies in support of current or prospective partners, or costs incurred to expand or otherwise improve our products and services for the three months ended March 31, 2018 and 2017. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies, specific applications of our technologies in support of current or prospective partners, or expanding or improving our product and services offerings.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Expansion or improvement of our platform technologies	$3,794	$2,803
Specific applications of our technologies in support of current and prospective partners	18,314	19,173
Expansion or improvement of our product and service offerings	8,012	6,352
Other	7,147	5,852
Total research and development expenses	$37,267	$34,180
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
In September 2017, the commitment period for Harvest Intrexon Enterprise Fund I, LP, or Harvest, was terminated and, as a result, the agreement with Harvest terminated. The termination of the agreement had no effect on the existing collaborations with Harvest-controlled entities. Through September 2017, as consideration for providing exclusive rights of first-look and first negotiation, we received a portion of the management fee collected by the fund sponsor of Harvest for our obligation to provide Harvest with investment proposals that were suitable for pursuit by a start-up. These fees are included in other income.
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

Results of operations
Comparison of the three months ended March 31, 2018 and the three months ended March 31, 2017
The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2018	2017
	(In thousands)
Revenues
Collaboration and licensing revenues (1)	$24,025	$33,065	$(9,040)	(27.3)%
Product revenues	7,152	8,130	(978)	(12.0)%
Service revenues	12,247	12,031	216	1.8%
Other revenues	419	521	(102)	(19.6)%
Total revenues	43,843	53,747	(9,904)	(18.4)%
Operating expenses
Cost of products	8,530	9,006	(476)	(5.3)%
Cost of services	6,783	6,804	(21)	(0.3)%
Research and development	37,267	34,180	3,087	9.0%
Selling, general and administrative	39,737	35,138	4,599	13.1%
Total operating expenses	92,317	85,128	7,189	8.4%
Operating loss	(48,474)	(31,381)	(17,093)	54.5%
Total other income, net	3,616	3,418	198	5.8%
Equity in loss of affiliates	(2,460)	(4,947)	2,487	(50.3)%
Loss before income taxes	(47,318)	(32,910)	(14,408)	43.8%
Income tax benefit	4,086	533	3,553	>200%
Net loss	(43,232)	(32,377)	(10,855)	33.5%
Net loss attributable to noncontrolling interests	1,244	978	266	27.2%
Net loss attributable to Intrexon	$(41,988)	$(31,399)	$(10,589)	33.7%

(1)	Including $19,815 and $28,887 from related parties for the three months ended March 31, 2018 and 2017, respectively.

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenues recognized for the three months ended March 31, 2018 and 2017, together with the changes in those items.

	Three Months Ended March 31,		Dollar Change
	2018	2017
	(In thousands)
ZIOPHARM Oncology, Inc.	$6,879	$10,985	$(4,106)
Oragenics, Inc.	342	569	(227)
Fibrocell Science, Inc.	835	1,739	(904)
Genopaver, LLC	1,288	1,680	(392)
S & I Ophthalmic, LLC	—	303	(303)
OvaXon, LLC	—	824	(824)
Intrexon Energy Partners, LLC	1,252	5,086	(3,834)
Persea Bio, LLC	252	289	(37)
Ares Trading S.A.	3,368	3,315	53
Intrexon Energy Partners II, LLC	615	1,149	(534)
Intrexon T1D Partners, LLC	1,468	1,132	336
Harvest Start-up Entities (1)	3,354	3,363	(9)
Other	4,372	2,631	1,741
Total	$24,025	$33,065	$(9,040)

(1)
For the three months ended March 31, 2018 and 2017, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc.

Collaboration and licensing revenues decreased $9.0 million, or 27 percent, from the three months ended March 31, 2017 due to a decrease in research and development services for certain of our ECCs as we redeployed certain resources towards supporting prospective new platforms and partnering opportunities and began to focus more on the further development of relationships and structures that provide us with more control and ownership over the development process and commercialization path. This decrease was partially offset by the accelerated recognition of the remaining balance of previously deferred revenue related to our ECC with OvaScience, Inc., which was mutually terminated in March 2018.
Product revenues and gross margin
Product revenues decreased $1.0 million, or 12 percent, from the three months ended March 31, 2017. The decrease in product revenues was primarily due to lower customer demand for cows and live calves combined with lower sales prices on cows. Gross margin on products declined in the current period as a result of increased operating costs associated with new product offerings.
Service revenues and gross margin
Service revenues increased $0.2 million, or 2 percent, over the three months ended March 31, 2017. The increase in service revenues relates to an increase in the number of bovine in vitro fertilization cycles performed due to higher customer demand. Gross margin on these services were consistent period over period.
Research and development expenses
Research and development expenses increased $3.1 million, or 9 percent, over the three months ended March 31, 2017. The increase is due primarily to increases in (i) salaries, benefits and other personnel costs for research and development employees and (ii) depreciation and amortization. Salaries, benefits and other personnel costs increased $1.5 million due to an increase in research and development headcount necessary to invest in current or expanding platforms and increased compensation expenses related to performance and retention incentives for research and development employees. Depreciation and amortization increased $1.2 million primarily as a result of (i) the amortization of developed technology acquired from GenVec, Inc., or GenVec, in June 2017, and (ii) additional research and development assets placed in service in 2017 at Oxitec.
Selling, general and administrative expenses
SG&A expenses increased $4.6 million, or 13 percent, over the three months ended March 31, 2017. Salaries, benefits and other personnel costs increased $6.2 million primarily due to (i) increased headcount to support our expanding operations, (ii) increased compensation expenses related to performance and retention incentives for SG&A employees, and (iii) higher stock-based compensation expense due to the inclusion in three months ended March 31, 2017 of the reversal of previously recognized stock-based compensation expense for stock options granted to our former President who resigned in March 2017 as well as incremental stock-based compensation expense associated with new equity grants issued in 2018. Legal and professional fees decreased $2.3 million primarily due to (i) decreased legal fees associated with ongoing litigation and (ii) decreased fees incurred for regulatory and other consultants.
Equity in net loss of affiliates
Equity in net loss of affiliates for the three months ended March 31, 2018 and 2017, includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. The $2.5 million, or 50 percent, decrease from the three months ended March 31, 2017 was directly related to the decrease in collaboration revenues from collaborators in which we own an equity-method interest.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception and as of March 31, 2018, we had an accumulated deficit of $930.2 million. From our inception through March 31, 2018, we have funded our operations principally with proceeds received from private and public offerings, cash received from our collaborators and through product and service sales made directly to customers. As of March 31, 2018, we had cash and cash equivalents of $119.9 million, and we have the Preferred Stock Facility with an affiliate of Third Security, under which we may, at our sole and exclusive option, issue and sell up to $100 million of newly issued Series A Preferred Stock. Cash in excess of immediate requirements is typically invested primarily in money market funds and U.S. government debt securities in order to maintain liquidity and preserve capital.
We currently generate cash receipts primarily from technology access fees, reimbursement of research and development services performed by us and sales of products and services.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$(29,888)	$(24,689)
Investing activities	(7,456)	34,554
Financing activities	88,262	(3,146)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	914	526
Net increase in cash, cash equivalents and restricted cash	$51,832	$7,245
Cash flows from operating activities:
During the three months ended March 31, 2018, our net loss was $43.2 million, which includes the following significant noncash expenses that total $26.3 million: (i) $11.4 million of stock-based compensation expense, (ii) $8.4 million of depreciation and amortization expense, (iii) $2.9 million of shares issued as payment for services, (iv) $2.5 million of equity in net loss of affiliates, and (v) $1.1 million of noncash net unrealized losses on our equity securities and preferred stock, partially offset by $4.9 million of noncash dividend income. Additionally, we had a $4.6 million net increase in our operating assets and liabilities. During the three months ended March 31, 2017, our net loss was $32.4 million, which includes the following significant noncash expenses that total $24.7 million: (i) $7.9 million of stock-based compensation expense, (ii) $7.4 million of depreciation and amortization expense, (iii) $4.9 million of equity in net loss of affiliates, (iv) $2.9 million of shares issued as payment for services, and (v) $1.6 million of noncash unrealized losses on our equity securities and preferred stock, partially offset by $3.9 million of noncash dividend income. Additionally, we had a $13.2 million net increase in our operating assets and liabilities.
Cash flows from investing activities:
During the three months ended March 31, 2018, we received proceeds of $6.0 million from the maturity of short-term investments and $2.6 million from the return of the balance from an investment in an affiliate that was dissolved, and used $10.8 million for purchases of property, plant and equipment and $5.5 million for investments in our JVs. During the three months ended March 31, 2017, we received proceeds of $45.0 million from the maturity of short-term investments and used $6.3 million for purchases of property, plant and equipment and $4.6 million for investments in our JVs.
Cash flows from financing activities:
During the three months ended March 31, 2018, we received $88.0 net proceeds from public financings in January. During the three months ended March 31, 2017, we paid $2.0 million of deferred consideration to former shareholders of an acquired business and $0.9 million to acquire the remaining noncontrolling interest of one of our subsidiaries.
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
We believe that our existing cash and cash equivalents, cash expected to be received from our current collaborators and for sales of products and services provided by our consolidated subsidiaries, and proceeds received from any issuance of Series A Preferred Stock under the Preferred Stock Facility will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.
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
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments as of March 31, 2018 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$71,720	$8,458	$18,913	$15,595	$28,754
Purchase commitments	15,098	10,320	4,778	—	—
Long term debt	5,818	501	784	1,204	3,329
Contingent consideration	585	—	585	—	—
Total	$93,221	$19,279	$25,060	$16,799	$32,083
In addition to the obligations in the table above, as of March 31, 2018 we also have the following significant contractual obligations described below.
In conjunction with the formation of our JVs, we committed to making future capital contributions of at least $40.0 million to the JVs, subject to certain conditions and limitations. As of March 31, 2018, our remaining capital contribution commitments to our JVs were $17.3 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
We are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products which incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. At March 31, 2018, we also had research and development commitments with third parties totaling $11.1 million that had not yet been incurred.
In January 2015, we and ZIOPHARM Oncology, Inc., or ZIOPHARM, jointly entered into a license agreement with the University of Texas MD Anderson Cancer Center, or MD Anderson, whereby we received an exclusive license to certain technologies owned by MD Anderson. ZIOPHARM received access to these technologies pursuant to the terms of our ECC. We and ZIOPHARM are obligated to reimburse MD Anderson for out of pocket expenses for maintaining patents covering the licensed technologies. These reimbursements are not included in the table above due to the uncertainty of the timing and amounts of such reimbursements.

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
In January 2009, AquaBounty was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. Amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. AquaBounty claimed all amounts available under the grant, resulting in total long term debt of $2.1 million on our consolidated financial statements as of March 31, 2018. This amount is not included in the table above due to the uncertainty of the timing of repayment.
Net operating losses
As of March 31, 2018, we had net operating loss carryforwards of approximately $279.5 million for U.S. federal income tax purposes available to offset future taxable income, and U.S. federal and state research and development tax credits of approximately $7.8 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022. Our direct foreign subsidiaries have foreign loss carryforwards of approximately $160.7 million, most of which do not expire. Excluding certain deferred tax liabilities totaling $11.6 million, our remaining net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.
As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of March 31, 2018, Intrexon has utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of March 31, 2018, approximately $33.6 million of domestic net operating losses were inherited via acquisition, including approximately $13.4 million acquired in our acquisition of GenVec, and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
The Tax Cuts and Jobs Act of 2017 introduces certain limitations on utilization of net operating losses that are generated after 2017, generally limiting utilization of those losses to 80 percent of future annual taxable income. However, losses generated after 2017 will generally have an indefinite carryforward period.
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
There have been no material changes to our critical accounting policies from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2017, except as follows:

Revenue Recognition
Effective January 1, 2018, we apply Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606. Under ASC 606, we recognize revenue when our customer obtains control of the promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and distinct performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations.
Our revenue recognition accounting policies for periods prior to January 1, 2018 can be found in the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Collaboration and licensing revenues
We generate collaboration and licensing revenues through the execution of agreements with collaborators, known as ECCs, and licensing agreements whereby the collaborators or the licensee obtain exclusive access to our proprietary technologies for use in the research, development and commercialization of products and/or treatments in a contractually specified field of use. Generally, the terms of these agreements provide that we receive some or all of the following: (i) upfront payments upon consummation of the agreement, (ii) reimbursements for costs incurred by us for research and development and/or manufacturing efforts related to specific applications provided for in the agreement, (iii) milestone payments upon the achievement of specified development, regulatory and commercial activities, and (iv) royalties on sales of products arising from the collaboration or licensing agreement. The agreement typically continues in perpetuity unless terminated and each of our collaborators retains a right to terminate the agreement upon providing us written notice a certain period of time prior to such termination, generally 90 days.
Our collaboration and licensing agreements typically contain multiple promises, including technology licenses, research and development services, and in certain cases manufacturing services. We determine whether each of the promises is a distinct performance obligation. As the nature of the promises in our collaboration and licensing agreements are highly integrated and interrelated, we typically combine most of our promises into a single performance obligation. Because we are performing research and development services during early-stage development, the services are integral to the utilization of the technology license. Therefore, we have determined that the technology license and research and development services are typically inseparable from each other during the performance period of our collaboration and licensing agreements. Contingent manufacturing services that may be provided under certain of our agreements are considered to be a separate future contract and not part of the current collaboration or licensing agreement.
At contract inception, we determine the transaction price, including fixed consideration and any estimated amounts of variable consideration. The upfront payment received upon consummation of the agreement is fixed and nonrefundable. Variable consideration is subject to a constraint and amounts are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include reimbursements for costs incurred by us for research and development efforts, milestone payments upon the achievement of certain development, regulatory and commercial activities, and royalties on sales of products arising from the collaboration or licensing agreement. We determine the initial transaction price and exclude variable consideration that is otherwise constrained pursuant to the guidance in ASC 606.
The transaction price is allocated to the performance obligations in the agreement based on the standalone selling price of each performance obligation. We typically group the promises in our collaboration and licensing agreements into one performance obligation so the entire transaction price relates to this single performance obligation. The technology license included in the single performance obligation is considered a functional license. However, it is typically combined into a single performance obligation as we provide interrelated research and development services along with other obligations over an estimated period of performance. We utilize judgment to determine the most appropriate method to measure our progress of performance under the agreement, primarily based on inputs necessary to fulfill the performance obligation. We evaluate our measure of progress to recognize revenue each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Payments received for cost reimbursements for research and development efforts are recognized as revenue as the services are performed. The reimbursements relate specifically to our efforts to provide services and the reimbursements are consistent with what we would typically charge other collaborators for similar services.
Milestone payments are evaluated at the inception of the agreement to determine whether the milestones are considered probable of being achieved. We typically determine that the milestones are not probable at inception of the agreement due to the uncertainty of when and if the milestone will be achieved.
Royalties, including sales-based milestones, received under the agreements will be recognized as revenue when sales have occurred because we apply the sales- or usage-based royalties recognition exception provided for under ASC 606. We determined the application of this exception is appropriate because at the time the royalties are generated, the technology license granted in the agreement is the predominant item to which the royalties relate.
As we receive upfront payments in our collaboration and licensing agreements, we evaluate whether any significant financing components exist in our collaboration and licensing agreements. Based on the nature of our collaboration and licensing agreements, there are no significant financing components as the purpose of the upfront payment is not to provide financing. The purpose is to provide the collaborator with assurance that we will complete our obligations under the contract or to secure the right to a specific product or service at the collaborator's discretion. In addition, the variable payments generally align with the timing of performance or the timing of the consideration varies on the basis of the occurrence or nonoccurrence of a future event that is not substantially within the control of the collaborator or us.
From time to time, we and certain collaborators may cancel our agreements, relieving us of any further performance obligations under the agreement. When no further performance obligations are required of us under an agreement, we recognize any remaining deferred revenue.
Product and service revenues
We generate product and service revenues primarily through sales of products and services which are created from technologies developed or owned by us. Our current offerings include sales of advanced reproductive technologies, including our bovine embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production. As each promised product or service is distinct, we recognize the transaction price as revenue when the customer takes ownership of the promised product or when the promised service is rendered. Payment terms are typically due within 30 days.
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
Interest rate risk
We had cash, cash equivalents and short-term investments of $120.2 million and $74.4 million at March 31, 2018 and December 31, 2017, respectively. Our cash and cash equivalents and short-term investments consist of cash, money market funds, U.S. government debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities and certificates of deposit which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.

Investments in publicly traded companies' common stock
We have common stock investments in several publicly traded companies that are subject to market price volatility. We have adopted the fair value method of accounting for these investments, except for our investment in AquaBounty as further described below, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income, net for the period. As of March 31, 2018 and December 31, 2017, the original aggregate cost basis of these investments was $102.6 million, and the market value was $14.0 million and $15.1 million, respectively. The fair value of these investments is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these companies. The fair value of these investments as of March 31, 2018 would be approximately $15.4 million and $11.2 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2017 would be approximately $16.6 million and $12.1 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
The common stock of AquaBounty is traded on the NASDAQ Stock Market. As of March 31, 2018, we owned 6,700,738 shares, or approximately 53 percent. The fair value of our investment in AquaBounty as of March 31, 2018 and December 31, 2017 was $19.8 million and $18.2 million, respectively, based on AquaBounty's quoted closing price on the NASDAQ Stock Market. The fair value of our investment in AquaBounty as of March 31, 2018 would be approximately $21.8 million and $15.8 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2017 would be approximately $20.0 million and $14.6 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty.
Investments in publicly traded companies' preferred stock
We have preferred stock investments in several publicly traded companies, most of which may be converted to common stock in the future. We have adopted the fair value method of accounting for these investments whereby the value of preferred stock is adjusted to fair value as of each reporting date. As of March 31, 2018 and December 31, 2017, the original cost basis of these investments, including dividends, was $153.2 million and $148.3 million, respectively, and the fair value of these investments was $166.1 million and $161.2 million, respectively. The fair value of these investments is subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of the preferred stock into common stock, the volatility of each company's common stock, and changes in general economic and financial conditions of these companies. The fair value of these investments as of March 31, 2018 would be approximately $182.7 million and $132.9 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2017 would be approximately $177.3 million and $129.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
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
Item 4. Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), who is our principal executive officer, and our Chief Financial Officer ("CFO"), who is our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In June and July 2016, two shareholders made separate demands under Virginia law demanding that we file suit against certain of our current officers and directors for alleged breaches of fiduciary duty and other claims. The demands were based upon and asserted the allegations contained in a report published in April 2016 on the Seeking Alpha financial blog. In July 2016, our board of directors authorized our Special Litigation Committee, or the SLC, consisting of independent directors, to investigate the claims and allegations made in the two shareholder demands and to decide on our behalf whether the claims and allegations should be pursued. In February 2017, the SLC completed its review and evaluation and unanimously determined that there was no basis for any of the allegations, that our officers and directors did not breach their fiduciary duties or any other applicable law, and that prosecution of the asserted claims was not in our or our shareholders' best interest.
Following the SLC's determination, in March 2017, a derivative complaint captioned Luger v. Kirk et al. was filed in the Circuit Court of Fairfax County, Virginia, alleging causes of action for breaches of fiduciary duty and unjust enrichment relating to the same allegations investigated by the SLC. On April 4, 2018, the plaintiff filed a motion to nonsuit, which the court granted without prejudice on April 13, 2018.
The Division of Enforcement of the SEC is conducting an investigation which we believe concerns certain issues raised by the foregoing and by the previously disclosed consolidated putative shareholder class action lawsuit, captioned Intrexon Corporation Securities Litigation, that was dismissed on November 1, 2017 and the previously disclosed shareholder derivative action captioned Basile v. Kirk et al. that was dismissed on January 25, 2018. We have met with the SEC staff and are voluntarily cooperating with their investigation. Our board of directors has authorized the SLC to monitor our interaction with the SEC staff.
Item 1A. Risk Factors
As disclosed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. There are no additional material updates or changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2017, except as follows:
If we experience a significant breach of data security or disruption in our information systems, our business could be adversely affected.
We rely on various information systems to manage our operations and to store information, including sensitive data such as confidential business information and personally identifiable information. These systems could be vulnerable to interruption or malfunction, including due to events beyond our control, and to unauthorized access, computer hackers, ransomware, viruses and other security problems. Failure of these systems or any significant breach of our data security could have an adverse effect on our business and may materially adversely affect our operating results and financial condition.
Data security breaches could result in loss or misuse of information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, compelled compliance with breach notification laws, interruption to our operations, damage to our reputation or could otherwise have a material adverse effect on our business, financial condition and operating results. Companies throughout our industry have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access to networks or sensitive information. While we have implemented and continue to implement cybersecurity safeguards and procedures, we may be unable to implement adequate protective measures. As cyber threats continue to evolve, we may be required to expend additional resources to enhance our cybersecurity measures or to investigate or remediate any vulnerabilities or breaches.
In addition, our information systems are complex and include software that is internally developed, software licensed from third parties and hardware purchased from third parties. These products may contain internal errors or defects, particularly when first introduced or when new versions or enhancements are released.

Additionally, in evaluating our risks, readers also should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
From January 1, 2018 through March 31, 2018, we consummated the following transactions involving the issuance of unregistered securities:

•
the issuance of 160,626 unregistered shares of our common stock in January, February, and March 2018, as payment under the Services Agreement entered into and effective as of November 1, 2015, as amended, by and between us and Third Security as previously discussed in our Current Report on Form 8-K filed on March 31, 2017. We issued these shares of common stock in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act.

(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
None.

Item 6. Exhibits

Exhibit No.	Description
10.1*
Third Amendment to Services Agreement, by and between Intrexon Corporation and Third Security, LLC, effective as of January 1, 2018 (incorporated by reference to Exhibit 10.1 to Intrexon Corporation's Current Report on Form 8-K filed on January 2, 2018 with the Securities and Exchange Commission).

10.2*†
Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Restricted Stock Unit Agreement, by and between Intrexon Corporation and Randal J. Kirk, effective as of April 1, 2018 (incorporated by reference to Exhibit 10.1 to Intrexon Corporation's Current Report on Form 8-K filed on April 5, 2018 with the Securities and Exchange Commission).

10.2A*†
Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Form of Restricted Stock Unit Agreement for Officers (incorporated by reference to Exhibit 10.2K to Intrexon Corporation's Annual Report on Form 10-K filed on March 1, 2018 with the Securities and Exchange Commission).

10.2B*†
Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit 10.2L to Intrexon Corporation's Annual Report on Form 10-K filed on March 1, 2018 with the Securities and Exchange Commission).

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

101.0
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and 2017, (iv) the Consolidated Statements of Shareholders' and Total Equity for the three months ended March 31, 2018, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements.

*    Previously filed.

**	Furnished herewith.

†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intrexon Corporation
(Registrant)

Date: May 10, 2018	By:	/s/ Rick L. Sterling
Rick L. Sterling
Chief Financial Officer
(Principal Financial and Accounting Officer)