Form 10-Q/A
period 2018-03-31
INTREXON CORP
filed 2018-08-13
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note
Restatement of Consolidated Financial Statements
We are filing this Amendment No. 1 on Form 10-Q/A (the "Amendment") to restate the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which we originally filed with the Securities and Exchange Commission on May 10, 2018 (the "Original Form 10-Q"):

(i)	Item 1 of Part I "Financial Information"

(ii)	Item 2 of Part I "Management's Discussion and Analysis of Financial Condition and Results of Operations"

(iii)	Item 4 of Part I "Controls and Procedures"

(iv)	Item 6 of Part II "Exhibits"
We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2 and our financial statements formatted in Extensible Business Reporting Language (XBRL). No other sections were affected, but for the convenience of the reader, the report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q.
On August 9, 2018, after discussions with our management and outside advisors, the Audit Committee of our Board of Directors concluded that the restatement of the unaudited interim financial statements included in the Original Form 10-Q for the three months ended March 31, 2018 was required to correct errors in the Company's accounting related to the adoption of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), and related impacts on the accounting for revenue for the three months ended March 31, 2018.
Effective January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. The Company has determined it incorrectly applied certain aspects of ASC 606 to its collaboration agreements, including gross versus net presentation for payments pursuant to one of the Company's contracts, the guidance for contract modifications for a contract that had been modified prior to the adoption of ASC 606, and the measurement of progress for performance obligations satisfied over time. These misstatements resulted in a misstatement of the deferred revenue and accumulated deficit by $67.0 million as of the adoption date and an overstatement of revenues and an understatement of net loss by $4.2 million for the three months ended March 31, 2018. In the unaudited consolidated financial statements included in the Original Form 10-Q, the Company accounted for payments pursuant to one of the Company's contracts using gross presentation but has subsequently determined that the payments should have been accounted for using net presentation. Separately, the Company also accounted for a contract modification prospectively from the date of the modification but has subsequently determined that the contract modification should have been accounted for through a cumulative catch-up adjustment on the date of modification.
This report on Form 10-Q/A has been signed as of a current date and all certifications of the Company's Chief Executive Officer and Chief Financial Officer are given as of a current date. Except as discussed above and as further described in Note 2 to the consolidated financial statements, the Company has not modified, or updated disclosures presented in this Amendment. Accordingly, the Amendment does not reflect events occurring after the Original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-Q. As a result of these misstatements, the Company has concluded there was a material weakness in the Company's internal control over financial reporting as of March 31, 2018. See additional discussion included in Part I, Item 4 of this amended Quarterly Report on Form 10-Q/A.

INTREXON CORPORATION
FORM 10-Q/A

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

Special Note Regarding Forward-Looking Statements
This amended Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this amended Quarterly Report on Form 10-Q/A regarding our strategy, future events, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

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
Forward-looking statements may also concern our expectations relating to our subsidiaries and other affiliates. We caution you that the foregoing list may not contain all of the forward-looking statements made in this amended Quarterly Report on Form 10-Q/A.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this amended Quarterly Report on Form 10-Q/A, particularly in Part II, Item 1A. "Risk Factors," that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.
You should read this amended Quarterly Report on Form 10-Q/A, the documents that we reference in this amended Quarterly Report on Form 10-Q/A, our Annual Report on Form 10-K for the year ended December 31, 2017 and the documents that we have filed as exhibits to our filings with the Securities and Exchange Commission completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2018 (As Restated)	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$119,930	$68,111
Restricted cash	6,987	6,987
Short-term investments	275	6,273
Equity securities	3,298	5,285
Receivables
Trade, net	17,697	19,775
Related parties, net	10,585	17,913
Other	2,437	2,153
Inventory	20,271	20,493
Prepaid expenses and other	6,065	7,057
Total current assets	187,545	154,047
Equity securities, noncurrent	10,745	9,815
Investments in preferred stock	166,069	161,225
Property, plant and equipment, net	119,244	112,674
Intangible assets, net	231,883	232,877
Goodwill	154,748	153,289
Investments in affiliates	21,406	18,870
Other assets	4,026	4,054
Total assets	$895,666	$846,851
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2018 (As Restated)	December 31, 2017
Liabilities and Total Equity
Current liabilities
Accounts payable	$7,842	$8,701
Accrued compensation and benefits	11,356	6,474
Other accrued liabilities	18,041	21,080
Deferred revenue, including $16,424 and $29,155 from related parties as of March 31, 2018 and December 31, 2017, respectively	38,376	42,870
Lines of credit	321	233
Current portion of long term debt	501	502
Related party payables	147	313
Total current liabilities	76,584	80,173
Long term debt, net of current portion	7,425	7,535
Deferred revenue, net of current portion, including $135,634 and $157,628 from related parties as of March 31, 2018 and December 31, 2017, respectively	162,318	193,527
Deferred tax liabilities, net	11,631	15,620
Other long term liabilities	3,586	3,451
Total liabilities	261,544	300,306
Commitments and contingencies (Note 17)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of March 31, 2018 and December 31, 2017; 129,239,376 and 122,087,040 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,492,916	1,397,005
Accumulated deficit	(867,374)	(847,820)
Accumulated other comprehensive loss	(9,737)	(15,554)
Total Intrexon shareholders' equity	615,805	533,631
Noncontrolling interests	18,317	12,914
Total equity	634,122	546,545
Total liabilities and total equity	$895,666	$846,851
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2018 (As Restated)	2017
Revenues
Collaboration and licensing revenues, including $16,640 and $28,887 from related parties during the three months ended March 31, 2018 and 2017, respectively	$19,848	$33,065
Product revenues	7,152	8,130
Service revenues	12,247	12,031
Other revenues	419	521
Total revenues	39,666	53,747
Operating Expenses
Cost of products	8,530	9,006
Cost of services	6,783	6,804
Research and development	37,267	34,180
Selling, general and administrative	39,737	35,138
Total operating expenses	92,317	85,128
Operating loss	(52,651)	(31,381)
Other Income, Net
Unrealized depreciation in fair value of equity securities and preferred stock, net	(1,096)	(1,622)
Interest expense	(99)	(179)
Interest and dividend income	5,470	4,624
Other income (expense), net	(659)	595
Total other income, net	3,616	3,418
Equity in net loss of affiliates	(2,460)	(4,947)
Loss before income taxes	(51,495)	(32,910)
Income tax benefit	4,086	533
Net loss	$(47,409)	$(32,377)
Net loss attributable to the noncontrolling interests	1,244	978
Net loss attributable to Intrexon	$(46,165)	$(31,399)
Net loss attributable to Intrexon per share, basic and diluted	$(0.36)	$(0.26)
Weighted average shares outstanding, basic and diluted	127,693,336	118,956,780
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2018 (As Restated)	March 31, 2017
Net loss	$(47,409)	$(32,377)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	2	(20)
Gain on foreign currency translation adjustments	5,860	3,252
Comprehensive loss	(41,547)	(29,145)
Comprehensive loss attributable to the noncontrolling interests	1,303	981
Comprehensive loss attributable to Intrexon	$(40,244)	$(28,164)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2017	122,087,040	$—	$1,397,005	$(15,554)	$(847,820)	$533,631	$12,914	$546,545
Cumulative effect of adoption of ASC 606	—	—	—	(104)	26,611	26,507	—	26,507
Stock-based compensation expense	—	—	11,340	—	—	11,340	22	11,362
Exercises of stock options and warrants	21,722	—	74	—	—	74	250	324
Shares issued as payment for services	230,614	—	2,941	—	—	2,941	—	2,941
Shares and warrants issued in public offerings, net of issuance costs	6,900,000	—	82,374	—	—	82,374	5,616	87,990
Adjustments for noncontrolling interests	—	—	(818)	—	—	(818)	818	—
Net loss	—	—	—	—	(46,165)	(46,165)	(1,244)	(47,409)
Other comprehensive income (loss)	—	—	—	5,921	—	5,921	(59)	5,862
Balances at March 31, 2018 (as restated)	129,239,376	$—	$1,492,916	$(9,737)	$(867,374)	$615,805	$18,317	$634,122
The accompanying notes are an integral part of these consolidated financial statements

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2018 (As Restated)	2017
Cash flows from operating activities
Net loss	$(47,409)	$(32,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,382	7,400
Loss on disposal of long-lived assets	316	566
Unrealized depreciation on equity securities and preferred stock, net	1,096	1,622
Noncash dividend income	(4,883)	(3,926)
Amortization of premiums on investments	—	198
Equity in net loss of affiliates	2,460	4,947
Stock-based compensation expense	11,362	7,894
Shares issued as payment for services	2,941	2,915
Provision for bad debts	218	9
Deferred income taxes	(4,074)	(638)
Other noncash items	127	(146)
Changes in operating assets and liabilities:
Receivables:
Trade	1,856	1,931
Related parties	4,729	(4,994)
Other	(215)	859
Inventory	231	2,058
Prepaid expenses and other	1,062	210
Other assets	(47)	(526)
Accounts payable	(764)	(990)
Accrued compensation and benefits	4,851	924
Other accrued liabilities	(2,473)	69
Deferred revenue	(9,623)	(13,011)
Related party payables	(165)	161
Other long term liabilities	134	156
Net cash used in operating activities	(29,888)	(24,689)
Cash flows from investing activities
Maturities of investments	6,000	45,000
Purchases of preferred stock and warrants	—	(1,161)
Investments in affiliates	(5,510)	(4,579)
Return of investment upon dissolution of affiliate	2,598	—
Purchases of property, plant and equipment	(10,774)	(6,343)
Proceeds from sale of property, plant and equipment	230	137
Proceeds from repayment of notes receivable	—	1,500
Net cash provided by (used in) investing activities	(7,456)	34,554
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2018 (As Restated)	2017
Cash flows from financing activities
Proceeds from issuance of shares and warrants in public offerings, net of issuance costs	87,990	—
Acquisitions of noncontrolling interests	—	(913)
Advances from lines of credit	1,239	1,678
Repayments of advances from lines of credit	(1,151)	(2,088)
Proceeds from long term debt	—	126
Payments of long term debt	(140)	(123)
Payments of deferred consideration for acquisitions	—	(1,991)
Proceeds from stock option and warrant exercises	324	175
Payment of stock issuance costs	—	(10)
Net cash provided by (used in) financing activities	88,262	(3,146)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	914	526
Net increase in cash, cash equivalents, and restricted cash	51,832	7,245
Cash, cash equivalents, and restricted cash
Beginning of period	75,545	69,594
End of period	$127,377	$76,839
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$82	$70
Cash paid during the period for income taxes	20	—
Significant noncash financing and investing activities
Stock issued to acquire noncontrolling interest	$—	$5,082
Noncash dividend to shareholders	—	22,385
Purchases of equipment included in accounts payable and other accrued liabilities	2,016	1,132
Purchases of equipment financed through debt	76	—
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
2. Restatement of Consolidated Financial Statements
The Company has restated its quarterly unaudited consolidated financial statements as of and for the period ended March 31, 2018 to correct for a misstatement identified associated with the adoption of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, ("ASC 606"). Specifically, errors were identified related to gross versus net presentation for payments pursuant to one of the Company's contracts, the guidance for contract modifications to a contract that had been modified prior to the adoption of ASC 606, and the measure of progress for performance obligations satisfied over time. These misstatements resulted in an approximate $67,000 misstatement of the cumulative effect of adoption of ASC 606, which overstated deferred revenues and accumulated deficit on the January 1, 2018 adoption date. These misstatements were comprised of (a) the contract modification error whereby a change in transaction price should have been accounted for on a cumulative catch-up basis at the amendment date versus a prospective basis (resulting in an overstatement of deferred revenues and accumulated deficit), (b) principal versus agent error whereby certain consideration received should have been excluded from the transaction price (resulting in an overstatement of deferred revenue and accumulated deficit), and (c) measure of progress error whereby progress should have been measured on a proportional performance basis (resulting in an understatement of deferred revenues and accumulated deficit). Further, the misstatements resulted in an overstatement of deferred revenues of approximately $62,700 and of accumulated deficit of approximately $62,800 as of March 31, 2018 and an overstatement of revenues and an understatement of net loss by approximately $4,200 for the three months ended March 31, 2018 in the Company's Quarterly Report for Form 10-Q for the three months ended March 31, 2018 (the "Original Form 10-Q").

As a result, the Company determined that the previously issued unaudited consolidated financial statements contained in the Original 10-Q are being restated to reflect the proper application of ASC 606. See further discussion of these changes and the Company's revenue recognition policies at Note 3, "Summary of Significant Accounting Policies."
The following tables summarize the adjustments to the specific line items presented in the Company's consolidated financial statements included in the Original 10-Q as a result of the restatement.

	March 31, 2018
	As Previously Reported	Effect of Restatement	As Restated
Consolidated Balance Sheet
Deferred revenue, current (1)	$48,646	$(10,270)	$38,376
Total current liabilities	86,854	(10,270)	76,584
Deferred revenue, net of current portion (1)	214,744	(52,426)	162,318
Total liabilities	324,240	(62,696)	261,544
Accumulated deficit	(930,220)	62,846	(867,374)
Accumulated other comprehensive loss	(9,587)	(150)	(9,737)
Total Intrexon shareholders' equity	553,109	62,696	615,805
Total equity	571,426	62,696	634,122

(1)
The current and long-term portion of deferred revenue from related parties, as previously reported, totaled $28,684 and $147,708, respectively. The effect of restatement caused decreases of $12,260 and $12,074, respectively, resulting in current and long-term deferred revenue from related parties, as restated, totaling $16,424 and $135,634, respectively.

	Three Months Ended March 31, 2018
	As Previously Reported	Effect of Restatement	As Restated
Consolidated Statement of Operations
Collaboration and licensing revenues (1)	24,025	(4,177)	19,848
Total revenues	43,843	(4,177)	39,666
Operating loss	(48,474)	(4,177)	(52,651)
Loss before income taxes	(47,318)	(4,177)	(51,495)
Net loss	(43,232)	(4,177)	(47,409)
Net loss attributable to Intrexon	(41,988)	(4,177)	(46,165)
Net loss attributable to Intrexon per share, basic and diluted	(0.33)	(0.03)	(0.36)

(1)
Collaboration and licensing revenues from related parties, as previously reported, totaled $19,815. The effect of restatement caused a decrease of $3,175, resulting in collaboration and licensing revenues from related parties, as restated, totaling $16,640.

	Three Months Ended March 31, 2018
	As Previously Reported	Effect of Restatement	As Restated
Consolidated Statement of Comprehensive Loss
Net loss	$(43,232)	$(4,177)	$(47,409)
Gain on foreign currency translation adjustments	5,906	(46)	5,860
Comprehensive loss	(37,324)	(4,223)	(41,547)
Comprehensive loss attributable to Intrexon	(36,021)	(4,223)	(40,244)

	Three Months Ended March 31, 2018
	As Previously Reported	Effect of Restatement	As Restated
Consolidated Statements of Shareholders' and Total Equity
Cumulative effect of adoption of ASC 606 attributable to:
Accumulated other comprehensive loss	$—	$(104)	$(104)
Accumulated deficit	(40,412)	67,023	26,611
Total Intrexon's shareholders' equity	(40,412)	66,919	26,507
Total equity	(40,412)	66,919	26,507
Net loss attributable to:
Accumulated deficit	(41,988)	(4,177)	(46,165)
Total Intrexon's shareholders' equity	(41,988)	(4,177)	(46,165)
Total equity	(43,232)	(4,177)	(47,409)
Other comprehensive loss attributable to:
Accumulated other comprehensive loss	5,967	(46)	5,921
Total Intrexon's shareholders' equity	5,967	(46)	5,921
Total equity	5,908	(46)	5,862
Balances as of March 31, 2018:
Accumulated other comprehensive loss	(9,587)	(150)	(9,737)
Accumulated deficit	(930,220)	62,846	(867,374)
Total Intrexon's shareholders' equity	553,109	62,696	615,805
Total equity	571,426	62,696	634,122

	Three Months Ended March 31, 2018
	As Previously Reported	Effect of Restatement	As Restated
Consolidated Statement of Cash Flows
Cash flows from operating activities
Net loss	$(43,232)	$(4,177)	$(47,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in deferred revenue	(13,800)	4,177	(9,623)
The impact of the restatement is reflected throughout the remaining footnotes of the Company's amended Quarterly Report for Form 10-Q/A as of and for the three months ended March 31, 2018.
3. Summary of Significant Accounting Policies
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
Revenue Recognition
Effective January 1, 2018, the Company applies ASC 606. Under ASC 606, the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and distinct performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations.
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
Payments received for cost reimbursements for research and development efforts are recognized as revenue as the services are performed, in connection with the single performance obligation discussed above. The reimbursements relate specifically to the Company's efforts to provide services and the reimbursements are consistent with what the Company would typically charge other collaborators for similar services.
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
The Company accounts for its investment in Oragenics, Inc. ("Oragenics"), one of its collaborators, using the fair value option. The fair value of the Company's investment in Oragenics was $2,334 and $3,085 as of March 31, 2018 and December 31, 2017, respectively, and is included as equity securities in the accompanying consolidated balance sheets. The Company's ownership of Oragenics was 27.9% and 29.4% as of March 31, 2018 and December 31, 2017, respectively. Unrealized depreciation in the fair value of these securities was $751 and $1,341 for the three months ended March 31, 2018 and 2017, respectively. See Note 8 for additional discussion regarding Oragenics.

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
Segment Information
While the Company generates revenues from multiple sources, including collaboration agreements, licensing, and products and services primarily associated with bovine reproduction, management is organized around a singular research and development focus to further the development of the Company's underlying synthetic biology technologies. Accordingly, the Company has determined that it operates in one segment. As of March 31, 2018 and December 31, 2017, the Company had $23,019 and $21,837, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $4,203 and $3,714 for the three months ended March 31, 2018 and 2017, respectively.
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
Recently Adopted Accounting Pronouncements
The Company adopted ASC 606 for open contracts on January 1, 2018 using the modified retrospective approach. As a result of the adoption of ASC 606, after correcting the misstatements discussed in Note 2, the Company recognized a cumulative catch-up adjustment to decrease deferred revenue in the net amount of $26,507 and accumulated deficit in the net amount of $26,611 and to increase accumulated other comprehensive loss in the net amount of $104.

In accordance with ASC 606, the disclosure of the impacted line items upon adoption of ASC 606 on the Company's consolidated statement of operations for the three months ended March 31, 2018 and consolidated balance sheet as of March 31, 2018 was as follows:

	Three Months Ended March 31, 2018
	As Restated	Balances Without Adoption of ASC 606	Effect of Change
Consolidated Statement of Operations
Collaboration and licensing revenues	$19,848	$22,444	$(2,596)
Net loss	(47,409)	(44,813)	(2,596)
Net loss attributable to Intrexon	(46,165)	(43,569)	(2,596)

	March 31, 2018
	As Restated	Balances Without Adoption of ASC 606	Effect of Change
Consolidated Balance Sheet
Liabilities
Deferred revenue, current	$38,376	$42,320	$(3,944)
Deferred revenue, net of current portion	162,318	182,239	(19,921)
Total Equity
Accumulated deficit	(867,374)	(891,389)	24,015
Accumulated other comprehensive loss	(9,737)	(9,586)	(151)
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
4. Mergers and Acquisitions
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
5. Investments in Joint Ventures
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
6. Collaboration and Licensing Revenue
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
See Note 3 for additional discussion of the Company's revenue recognition policy related to collaboration and licensing payments.
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

	Three Months Ended March 31,
	2018 (As Restated)	2017
ZIOPHARM Oncology, Inc.	$5,377	$10,985
Oragenics, Inc.	125	569
Fibrocell Science, Inc.	293	1,739
Genopaver, LLC	1,315	1,680
S & I Ophthalmic, LLC	—	303
OvaXon, LLC	—	824
Intrexon Energy Partners, LLC	1,197	5,086
Persea Bio, LLC	209	289
Ares Trading S.A.	2,423	3,315
Intrexon Energy Partners II, LLC	378	1,149
Intrexon T1D Partners, LLC	1,328	1,132
Harvest start-up entities (1)	3,197	3,363
Other	4,006	2,631
Total	$19,848	$33,065

(1)
For the three months ended March 31, 2018 and 2017, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc. For the three months ended March 31, 2017, revenue recognized from collaborations with Harvest start-up entities also includes Relieve Genetics, Inc.

Other than the termination of the OvaScience ECC in March 2018 (Note 5), there have been no significant changes to arrangements with our collaborators and licensees in the three months ended March 31, 2018. See Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for additional details of the Company's existing collaboration and licensing agreements.
Deferred Revenue
Deferred revenue primarily consists of consideration received for the Company's collaborations and licensing agreements and prepayments for product and service revenues. Deferred revenue consists of the following:

	March 31, 2018 (As Restated)	December 31, 2017
Collaboration and licensing agreements	$195,478	$231,583
Prepaid product and service revenues	5,138	4,681
Other	78	133
Total	$200,694	$236,397
Current portion of deferred revenue	$38,376	$42,870
Long-term portion of deferred revenue	162,318	193,527
Total	$200,694	$236,397

The following table summarizes the remaining balance of deferred revenue associated with upfront and milestone payments for each significant collaboration and licensing agreement as of March 31, 2018 and December 31, 2017, including the estimated remaining performance period as of March 31, 2018.

	Average Remaining Performance Period (Years)	March 31, 2018 (As Restated)	December 31, 2017
ZIOPHARM Oncology, Inc.	5.8	$55,210	$90,496
Oragenics, Inc.	6.2	6,819	6,719
Fibrocell Science, Inc.	6.6	18,258	16,607
Genopaver, LLC	6.0	1,468	1,704
Intrexon Energy Partners, LLC	6.0	14,184	15,625
Persea Bio, LLC	6.8	3,046	3,500
Ares Trading S.A.	6.1	39,699	40,789
Intrexon Energy Partners II, LLC	6.7	15,552	13,833
Intrexon T1D Partners, LLC	7.0	9,665	8,435
Harvest start-up entities (1)	7.1	19,162	18,400
Other	3.7	11,537	14,423
Total		$194,600	$230,531

(1)
As of March 31, 2018 and December 31, 2017, the balance of deferred revenue for collaborations with Harvest start-up entities includes Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc.

7. Short-term Investments
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
Conversion. The Preferred Shares shall automatically convert into shares of ZIOPHARM common stock upon the date the first approval in the United States of (i) a ZIOPHARM product, as defined in and developed under one of the ECC agreements, or (ii) a product, as defined and developed under the License and Collaboration Agreement with Ares Trading S.A. and ZIOPHARM, is publicly announced (the "Conversion Event Date"). The Preferred Shares shall convert into a number of shares of ZIOPHARM common stock equal to the stated value of such Preferred Share, divided by the greater of: (i) the volume weighted average closing price of ZIOPHARM's common stock over the twenty trading days ending on the Conversion Event Date or (ii) $1.00. The number of converted shares is subject to certain limitations defined in the amended and restated Certificate of Designation, Preferences, and Rights of Series 1 Preferred Stock (the "A&R Certificate of Designation").
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
9. Fair Value Measurements
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
The method used to estimate the fair value of the Level 1 assets in the tables above is based on observable market data as these equity securities are publicly-traded. The method used to estimate the fair value of the Level 2 short-term investments in the tables above is based on professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The method used to estimate the fair value of the Level 2 equity securities in the tables above is based on the quoted market price of the publicly-traded security, adjusted for a discount for lack of marketability. The methods used to estimate the fair value of the Level 3 assets are discussed in Note 8.
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

10. Inventory
Inventory consists of the following:

	March 31, 2018	December 31, 2017
Supplies, embryos and other production materials	$3,386	$2,673
Work in process	4,422	4,767
Livestock	10,991	11,040
Feed	1,472	2,013
Total inventory	$20,271	$20,493
11. Property, Plant and Equipment, Net
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
12. Goodwill and Intangible Assets, Net
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
13. Lines of Credit and Long Term Debt
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
14. Income Taxes
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
15. Shareholders' Equity
Issuances of Common Stock
In January 2018, Intrexon closed a public offering of 6,900,000 shares of its common stock, including 1,000,000 shares of common stock purchased by affiliates of Third Security. The net proceeds of the offering were $82,374, after deducting underwriting discounts of $3,688 and offering expenses of $188, all of which were capitalized.
Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31, 2018 (As Restated)	December 31, 2017
Unrealized loss on investments	$—	$(2)
Loss on foreign currency translation adjustments	(9,737)	(15,552)
Total accumulated other comprehensive loss	$(9,737)	$(15,554)
16. Share-Based Payments
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
18. Related Party Transactions
Third Security and Affiliates
The Company's CEO and Chairman of the board of directors is also the Senior Managing Director and CEO of Third Security and owns 100% of the equity interests of Third Security. In November 2015, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved the execution of a Services Agreement ("Services Agreement") with Third Security pursuant to which Third Security provides the Company with certain professional, legal, financial, administrative, and other support services necessary to support the Company and its CEO. As consideration for providing these services, Third Security is entitled to a fee of $800 per month to be paid in the form of fully-vested shares of the Company's common stock. The number of shares of common stock is calculated based on the closing price of the Company's common stock on the 15th day of each month. The payments made by the Company under the Services Agreement constitute, in the aggregate, an award under the 2013 Plan and are subject to the terms of the 2013 Plan (Note 16). The Services Agreement had a term of one year, can be terminated by the Company at any time, and may be extended only by agreement of the parties, including approval of a majority of the independent members of Intrexon's board of directors. The independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, subsequently approved extensions of the Services Agreement through January 1, 2019. For the three months ended March 31, 2018 and 2017, the Company issued 160,626 shares and 103,930 shares, respectively, with values of $2,041 and $2,039, respectively, to Third Security as payment for services pursuant to the Services Agreement. In addition to the foregoing Services Agreement, the Company reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf, and the total expenses incurred by the Company under this arrangement were $14 and $66 for the three months ended March 31, 2018 and 2017, respectively.
See also Note 16 regarding compensation arrangements between the Company and its CEO.
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
The Company holds a promissory note convertible into shares of Fibrocell common stock ("convertible note") and warrants to purchase shares of Fibrocell common stock. As of March 31, 2018 and December 31, 2017, the value of the convertible note and warrants totaled $494 and $575, respectively, and is included in other assets on the accompanying consolidated balance sheets. See Note 8 for additional discussion of the Company's investments in Fibrocell.
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

19. Net Loss per Share
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2018 (As Restated)	2017
Historical net loss per share:
Numerator:
Net loss attributable to Intrexon	$(46,165)	$(31,399)
Denominator:
Weighted average shares outstanding, basic and diluted	127,693,336	118,956,780
Net loss attributable to Intrexon per share, basic and diluted	$(0.36)	$(0.26)
The following potentially dilutive securities as of March 31, 2018 and 2017, have been excluded from the above computations of diluted weighted average shares outstanding for the three months then ended as they would have been anti-dilutive:

	March 31,
	2018	2017
Options	11,546,434	12,632,507
Restricted stock units	1,052,182	—
Warrants	133,264	—
Total	12,731,880	12,632,507
20. Subsequent Events
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited financial information and the notes thereto included in this amended Quarterly Report on Form 10-Q/A and our Annual Report on Form 10-K.
The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements and you are cautioned not to place undue reliance on forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this amended Quarterly Report on Form 10-Q/A, particularly in "Special Note Regarding Forward-Looking Statements" and "Risk Factors." The forward-looking statements included in this amended Quarterly Report on Form 10-Q/A are made only as of the date hereof.
The following information has been adjusted to reflect the restatement of our consolidated financial statements as described in the "Explanatory Note" at the beginning of this amended Quarterly Report on Form 10-Q/A and in Note 2, "Restatement of Consolidated Financial Statements," in Notes to the Consolidated Financial Statements (Unaudited) of this amended Quarterly Report on Form 10-Q/A.
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
First, in certain strategic circumstances, we may enter into a JV with a third party collaborator whereby we may contribute access to our technology, cash or both into the JV which we will jointly control with our collaborator. Pursuant to a JV agreement, we may be required to contribute additional capital to the JV, and we may be able to receive a higher financial return than we would normally receive from an ECC to the extent that we and our collaborator are successful in developing one or more products. For a discussion of our JVs, see the "Notes to the Consolidated Financial Statements (Unaudited) - Note 5" appearing elsewhere in this amended Quarterly Report on Form 10-Q/A. Second, we are increasing the resources we are expending internally on early-stage proof of concept programs where we can leverage our competitive edge in gene program creation and host cell and genome expertise. We are also seeking to partner more mature programs and capabilities or later-stage assets. In this way, we endeavor to leverage our capital resources and ultimately hope to realize significant value from our mature assets.
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
Mergers, acquisitions, and technology in-licensing
We may augment our suite of proprietary technologies through mergers or acquisitions of technologies which then become available to new or existing ventures, including operating subsidiaries, JVs, and collaborations. Among other things, we may pursue technologies that we believe will be generally complementary to our existing technologies and also meet our desired return on investment and other economic criteria. In certain cases, such technologies may already be applied in the production of products or services and in these cases we may seek to expand the breadth or efficacy of such products or services through the use of our technologies. There have been no mergers, acquisitions or significant technology in-licensing activities in 2018. For a discussion of our 2017 acquisition, see "Notes to the Consolidated Financial Statements (Unaudited) - Note 4" appearing elsewhere in this amended Quarterly Report on Form 10-Q/A.
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

	Three Months Ended March 31,		Dollar Change	Percent Change
	2018 (As Restated)	2017
	(In thousands)
Revenues (1)
Collaboration and licensing revenues (2)	$19,848	$33,065	$(13,217)	(40.0)%
Product revenues	7,152	8,130	(978)	(12.0)%
Service revenues	12,247	12,031	216	1.8%
Other revenues	419	521	(102)	(19.6)%
Total revenues	39,666	53,747	(14,081)	(26.2)%
Operating expenses
Cost of products	8,530	9,006	(476)	(5.3)%
Cost of services	6,783	6,804	(21)	(0.3)%
Research and development	37,267	34,180	3,087	9.0%
Selling, general and administrative	39,737	35,138	4,599	13.1%
Total operating expenses	92,317	85,128	7,189	8.4%
Operating loss	(52,651)	(31,381)	(21,270)	67.8%
Total other income, net	3,616	3,418	198	5.8%
Equity in loss of affiliates	(2,460)	(4,947)	2,487	(50.3)%
Loss before income taxes	(51,495)	(32,910)	(18,585)	56.5%
Income tax benefit	4,086	533	3,553	>200%
Net loss	(47,409)	(32,377)	(15,032)	46.4%
Net loss attributable to noncontrolling interests	1,244	978	266	27.2%
Net loss attributable to Intrexon	$(46,165)	$(31,399)	$(14,766)	47.0%

(1)
Revenues in 2018 are accounted for under Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606, and revenues in 2017 are accounted for under ASC 605, Revenue Recognition. We adopted ASC 606 on January 1, 2018 using the modified retrospective method, which applies the changes in accounting prospectively and does not restate prior periods.

(2)	Including $16,640 and $28,887 from related parties for the three months ended March 31, 2018 and 2017, respectively.

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenues recognized for the three months ended March 31, 2018 and 2017, together with the changes in those items.

	Three Months Ended March 31,		Dollar Change
	2018 (As Restated)	2017
	(In thousands)
ZIOPHARM Oncology, Inc.	$5,377	$10,985	$(5,608)
Oragenics, Inc.	125	569	(444)
Fibrocell Science, Inc.	293	1,739	(1,446)
Genopaver, LLC	1,315	1,680	(365)
S & I Ophthalmic, LLC	—	303	(303)
OvaXon, LLC	—	824	(824)
Intrexon Energy Partners, LLC	1,197	5,086	(3,889)
Persea Bio, LLC	209	289	(80)
Ares Trading S.A.	2,423	3,315	(892)
Intrexon Energy Partners II, LLC	378	1,149	(771)
Intrexon T1D Partners, LLC	1,328	1,132	196
Harvest Start-up Entities (1)	3,197	3,363	(166)
Other	4,006	2,631	1,375
Total	$19,848	$33,065	$(13,217)

(1)
For the three months ended March 31, 2018 and 2017, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc. For the three months ended March 31, 2017, revenue recognized from collaborations with Harvest start-up entities also includes Relieve Genetics, Inc.

Collaboration and licensing revenues decreased $13.2 million, or 40 percent, from the three months ended March 31, 2017 due to a decrease in research and development services for certain of our ECCs as we redeployed certain resources towards supporting prospective new platforms and partnering opportunities and began to focus more on the further development of relationships and structures that provide us with more control and ownership over the development process and commercialization path. This decrease was partially offset by the accelerated recognition of the remaining balance of previously deferred revenue related to our ECC with OvaScience, Inc., which was mutually terminated in March 2018.
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
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception and as of March 31, 2018, we had an accumulated deficit of $867.4 million. From our inception through March 31, 2018, we have funded our operations principally with proceeds received from private and public offerings, cash received from our collaborators and through product and service sales made directly to customers. As of March 31, 2018, we had cash and cash equivalents of $119.9 million, and we have the Preferred Stock Facility with an affiliate of Third Security, under which we may, at our sole and exclusive option, issue and sell up to $100 million of newly issued Series A Preferred Stock. Cash in excess of immediate requirements is typically invested primarily in money market funds and U.S. government debt securities in order to maintain liquidity and preserve capital.
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
Cash flows from operating activities:
During the three months ended March 31, 2018, our net loss was $47.4 million, which includes the following significant noncash expenses that total $26.3 million: (i) $11.4 million of stock-based compensation expense, (ii) $8.4 million of depreciation and amortization expense, (iii) $2.9 million of shares issued as payment for services, (iv) $2.5 million of equity in net loss of affiliates, and (v) $1.1 million of noncash net unrealized losses on our equity securities and preferred stock, partially offset by $4.9 million of noncash dividend income. Additionally, we had a $0.4 million net increase in our operating assets and liabilities. During the three months ended March 31, 2017, our net loss was $32.4 million, which includes the following significant noncash expenses that total $24.7 million: (i) $7.9 million of stock-based compensation expense, (ii) $7.4 million of depreciation and amortization expense, (iii) $4.9 million of equity in net loss of affiliates, (iv) $2.9 million of shares issued as payment for services, and (v) $1.6 million of noncash unrealized losses on our equity securities and preferred stock, partially offset by $3.9 million of noncash dividend income. Additionally, we had a $13.2 million net increase in our operating assets and liabilities.
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

Revenue Recognition
Effective January 1, 2018, we apply ASC 606. Under ASC 606, we recognize revenue when our customer obtains control of the promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the promises and distinct performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations.
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
Payments received for cost reimbursements for research and development efforts are recognized as revenue as the services are performed, in connection with the single performance obligation discussed above. The reimbursements relate specifically to our efforts to provide services and the reimbursements are consistent with what we would typically charge other collaborators for similar services.
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
Recent accounting pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see "Notes to the Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this amended Quarterly Report on Form 10-Q/A.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. At the time our Quarterly Report on Form 10-Q for the period ended March 31, 2018 was originally filed on May 10, 2018, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Subsequent to the original evaluation, our principal executive and financial officers reevaluated the effectiveness of our disclosure controls and procedures and concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We did not maintain effective internal controls related to the adoption of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). Specifically, we did not design controls which were sufficiently precise to identify and account for the impacts of adopting ASC 606 on our open exclusive channel collaboration agreements, including gross versus net presentation for payments pursuant to one of the Company’s contracts, the guidance for contract modifications to a contract that had been modified prior to the adoption of ASC 606, and the measurement of progress for performance obligations satisfied over time. This control deficiency resulted in the misstatement of accumulated deficit, deferred revenue, and collaboration and licensing revenues, and restatement of the Company’s consolidated financial statements for the quarter ended March 31, 2018.
Additionally, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
Changes in Internal Control Over Financial Reporting
The material weakness described above constitutes a change in our internal control over financial reporting during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Plan for Remediation of Material Weakness
Management's planned actions to address the material weakness described above include (a) engagement of third-party technical accounting advisors on any future complex matters which fall within the scope of ASC 606, (b) design and implementation of a more precise review framework whereby our advisors will provide a more detailed assessment of how ASC 606 applies to all key elements of our contracts with customers and (c) design procedures for a comprehensive review of such deliverables and conclusions by management via a sufficiently detailed analysis of the relevant contracts, amendments, accounting guidance and related interpretations.

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

101.0
Interactive Data File (amended Quarterly Report on Form 10-Q/A, for the quarterly period ended March 31, 2018 As Restated, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this amended Quarterly Report on Form 10-Q/A are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets at March 31, 2018 (As Restated) and December 31, 2017, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2018 (As Restated) and March 31, 2017, (iii) the Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 (As Restated) and March 31, 2017, (iv) the Consolidated Statements of Shareholders' and Total Equity for the three months ended March 31, 2018 (As Restated), (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 (As Restated) and March 31, 2017, and (vi) the Notes to Consolidated Financial Statements.

*    Previously filed.

**	Furnished herewith.

†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intrexon Corporation
(Registrant)

Date: August 13, 2018	By:	/s/ Rick L. Sterling
Rick L. Sterling
Chief Financial Officer
(Principal Financial and Accounting Officer)