Form 10-Q
period 2018-06-30
INTREXON CORP
filed 2018-08-13
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2018, 136,991,876 shares of common stock, no par value per share, were outstanding.

INTREXON CORPORATION
FORM 10-Q

Intrexon®, Trans Ova Genetics®, Oxitec®, ViaGen®, ActoBiotics®, and AquAdvantage® are our and/or our affiliates' registered trademarks in the United States and AquaBounty™, GenVec™, Precigen™, EnviroFlight™, Okanagan Specialty Fruits™, Progentus™, ActoBio Therapeutics™, AdenoVerse™ and Design-Build-Test-Learn™ are our and/or our affiliates' common law trademarks in the United States. This Quarterly Report on Form 10-Q, or Quarterly Report, and the information incorporated herein by reference contain references to trademarks, service marks and trade names owned by us or other companies. Solely for convenience, trademarks, service marks and trade names referred to in this Quarterly Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names. We do not intend our use or display of other companies' trade names, service marks or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names and service marks appearing in this Quarterly Report are the property of their respective owners.

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report regarding our strategy, future events, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our strategy and overall approach to our business model;

•	our ability to successfully enter new markets or develop additional products, whether with our collaborators or independently;

•	our ability to successfully enter into optimal strategic relationships with our subsidiaries and operating companies that we may form in the future;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	actual or anticipated variations in our operating results;

•	our current and future joint ventures, or JVs, exclusive channel collaborations, or ECCs, license agreements and other collaborations;

•	developments concerning our collaborators and licensees;

•	actual or anticipated fluctuations in our competitors' or our collaborators' and licensees' operating results or changes in their respective growth rates;

•	our cash position;

•	market conditions in our industry;

•	our ability to protect our intellectual property and other proprietary rights and technologies;

•	our ability to adapt to changes in laws, regulations and policies;

•
the ability of our collaborators and licensees to adapt to changes in laws, regulations and policies and to secure any necessary regulatory approvals to commercialize any products developed under the ECCs, license agreements and JVs;

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
Forward-looking statements may also concern our expectations relating to our subsidiaries and other affiliates. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in Part II, Item 1A. "Risk Factors," that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, JVs or investments that we may make.
You should read this Quarterly Report, the documents that we reference in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2017, the other reports we have filed with the Securities and Exchange Commission, or SEC, and the documents that we have filed as exhibits to our filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$78,471	$68,111
Restricted cash	6,987	6,987
Short-term investments	351	6,273
Equity securities	2,307	5,285
Receivables
Trade, net	22,620	19,775
Related parties, net	9,034	17,913
Other	2,168	2,153
Inventory	20,073	20,493
Prepaid expenses and other	5,803	7,057
Total current assets	147,814	154,047
Equity securities, noncurrent	9,624	9,815
Investments in preferred stock	153,813	161,225
Property, plant and equipment, net	119,405	112,674
Intangible assets, net	218,838	232,877
Goodwill	151,666	153,289
Investments in affiliates	20,394	18,870
Other assets	3,597	4,054
Total assets	$825,151	$846,851
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2018	December 31, 2017
Liabilities and Total Equity
Current liabilities
Accounts payable	$8,444	$8,701
Accrued compensation and benefits	14,015	6,474
Other accrued liabilities	19,791	21,080
Deferred revenue, including $17,804 and $29,155 from related parties as of June 30, 2018 and December 31, 2017, respectively	39,820	42,870
Lines of credit	574	233
Current portion of long-term debt	489	502
Related party payables	112	313
Total current liabilities	83,245	80,173
Long-term debt, net of current portion	7,273	7,535
Deferred revenue, net of current portion, including $130,447 and $157,628 from related parties as of June 30, 2018 and December 31, 2017, respectively	154,097	193,527
Deferred tax liabilities, net	10,223	15,620
Other long-term liabilities	3,172	3,451
Total liabilities	258,010	300,306
Commitments and contingencies (Note 16)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 129,421,788 and 122,087,040 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	1,504,356	1,397,005
Accumulated deficit	(932,756)	(847,820)
Accumulated other comprehensive loss	(21,848)	(15,554)
Total Intrexon shareholders' equity	549,752	533,631
Noncontrolling interests	17,389	12,914
Total equity	567,141	546,545
Total liabilities and total equity	$825,151	$846,851
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Collaboration and licensing revenues, including $13,148 and $24,558 from related parties during the three months ended June 30, 2018 and 2017, respectively, and $29,788 and $53,445 during the six months ended June 30, 2018 and 2017, respectively	$17,450	$28,164	$37,298	$61,229
Product revenues	9,568	9,980	16,720	18,110
Service revenues	17,718	15,884	29,965	27,915
Other revenues	539	405	958	683
Total revenues	45,275	54,433	84,941	107,937
Operating Expenses
Cost of products	10,639	8,861	19,169	17,624
Cost of services	7,895	7,988	14,678	14,792
Research and development	42,049	34,011	79,187	68,191
Selling, general and administrative	34,427	38,843	74,164	73,981
Total operating expenses	95,010	89,703	187,198	174,588
Operating loss	(49,735)	(35,270)	(102,257)	(66,651)
Other Income (Expense), Net
Unrealized and realized appreciation (depreciation) in fair value of equity securities and preferred stock, net	(19,182)	8,687	(20,278)	7,065
Interest expense	(142)	(181)	(241)	(360)
Interest and dividend income	5,746	4,743	11,216	9,367
Other income (expense), net	(93)	4,879	(881)	5,474
Total other income (expense), net	(13,671)	18,128	(10,184)	21,546
Equity in net loss of affiliates	(4,550)	(3,333)	(7,010)	(8,280)
Loss before income taxes	(67,956)	(20,475)	(119,451)	(53,385)
Income tax benefit	1,127	813	5,213	1,346
Net loss	$(66,829)	$(19,662)	$(114,238)	$(52,039)
Net loss attributable to the noncontrolling interests	1,447	998	2,691	1,976
Net loss attributable to Intrexon	$(65,382)	$(18,664)	$(111,547)	$(50,063)
Net loss attributable to Intrexon per share, basic and diluted	$(0.51)	$(0.16)	$(0.87)	$(0.42)
Weighted average shares outstanding, basic and diluted	129,299,584	119,731,042	128,500,897	119,346,050
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017
Net loss	$(66,829)	$(19,662)	$(114,238)	$(52,039)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	—	15	2	(5)
Gain (loss) on foreign currency translation adjustments	(12,153)	8,743	(6,293)	11,995
Comprehensive loss	(78,982)	(10,904)	(120,529)	(40,049)
Comprehensive loss attributable to the noncontrolling interests	1,489	986	2,792	1,967
Comprehensive loss attributable to Intrexon	$(77,493)	$(9,918)	$(117,737)	$(38,082)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2017	122,087,040	$—	$1,397,005	$(15,554)	$(847,820)	$533,631	$12,914	$546,545
Cumulative effect of adoption of ASC 606	—	—	—	(104)	26,611	26,507	—	26,507
Stock-based compensation expense	—	—	20,154	—	—	20,154	54	20,208
Exercises of stock options and warrants	27,033	—	121	—	—	121	812	933
Shares issued as payment for services	407,715	—	5,487	—	—	5,487	—	5,487
Shares and warrants issued in public offerings, net of issuance costs	6,900,000	—	82,374	—	—	82,374	5,616	87,990
Adjustments for noncontrolling interests	—	—	(785)	—	—	(785)	785	—
Net loss	—	—	—	—	(111,547)	(111,547)	(2,691)	(114,238)
Other comprehensive loss	—	—	—	(6,190)	—	(6,190)	(101)	(6,291)
Balances at June 30, 2018	129,421,788	$—	$1,504,356	$(21,848)	$(932,756)	$549,752	$17,389	$567,141
The accompanying notes are an integral part of these consolidated financial statements

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2018	2017
Cash flows from operating activities
Net loss	$(114,238)	$(52,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,881	14,891
Loss on disposal of long-lived assets	5,585	967
Unrealized and realized (appreciation) depreciation on equity securities and preferred stock, net	20,278	(7,065)
Noncash dividend income	(9,914)	(7,980)
Amortization of premiums on investments	—	330
Equity in net loss of affiliates	7,010	8,280
Stock-based compensation expense	20,208	19,892
Shares issued as payment for services	5,487	5,710
Provision for bad debts	789	582
Deferred income taxes	(5,089)	(1,519)
Other noncash items	205	(3,606)
Changes in operating assets and liabilities:
Receivables:
Trade	(3,639)	(1,702)
Related parties	6,279	(1,935)
Other	(53)	660
Inventory	432	2,000
Prepaid expenses and other	1,284	471
Other assets	102	(317)
Accounts payable	(468)	(3,792)
Accrued compensation and benefits	7,597	1,246
Other accrued liabilities	(1,165)	1,997
Deferred revenue	(15,648)	(25,794)
Related party payables	(199)	284
Other long-term liabilities	218	609
Net cash used in operating activities	(58,058)	(47,830)
Cash flows from investing activities
Purchases of investments	(76)	—
Maturities of investments	6,000	88,000
Purchases of preferred stock and warrants	—	(1,161)
Proceeds from sales of equity securities	217	235
Cash acquired in business combination	—	2,054
Investments in affiliates	(8,510)	(4,579)
Return of investment upon dissolution of affiliate	2,598	—
Cash paid in asset acquisition	—	(14,219)
Purchases of property, plant and equipment	(21,589)	(18,262)
Proceeds from sale of property, plant and equipment	440	1,115
Issuance of note receivable	—	(2,400)
Proceeds from repayment of notes receivable	—	1,500
Net cash provided by (used in) investing activities	(20,920)	52,283
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2018	2017
Cash flows from financing activities
Proceeds from issuance of shares and warrants in public offerings, net of issuance costs	87,990	—
Acquisitions of noncontrolling interests	—	(913)
Advances from lines of credit	2,278	3,324
Repayments of advances from lines of credit	(1,937)	(3,859)
Proceeds from long-term debt	—	285
Payments of long-term debt	(281)	(252)
Payments of deferred consideration for acquisition	—	(1,991)
Proceeds from stock option and warrant exercises	933	678
Payment of issuance costs	(37)	(10)
Net cash provided by (used in) financing activities	88,946	(2,738)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	381	464
Net increase in cash, cash equivalents, and restricted cash	10,349	2,179
Cash, cash equivalents, and restricted cash
Beginning of period	75,545	69,594
End of period	$85,894	$71,773
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$195	$146
Cash paid during the period for income taxes	163	377
Significant noncash financing and investing activities
Stock and warrants issued in business combination	$—	$16,997
Stock issued to acquire noncontrolling interests	—	5,082
Noncash dividend to shareholders	—	22,385
Purchases of property and equipment included in accounts payable and other accrued liabilities	2,051	3,562
Purchases of equipment financed through debt	76	—
Issuance costs included in accounts payable and other accrued liabilities	320	—
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of June 30, 2018 and December 31, 2017 as shown above:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$78,471	$68,111
Restricted cash	6,987	6,987
Restricted cash included in other assets	436	447
Cash, cash equivalents, and restricted cash	$85,894	$75,545
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
Intrexon Produce Holdings, Inc. ("IPHI") is a wholly owned subsidiary of Intrexon. Okanagan Specialty Fruits, Inc. ("Okanagan"), a company that developed and received regulatory approval for the world's first non-browning apple without the use of any flavor-altering chemical or antioxidant additives, is a wholly owned subsidiary of IPHI with primary operations in Canada. Fruit Orchard Holdings, Inc. ("FOHI") is a wholly owned subsidiary of IPHI with primary operations in Washington.
ViaGen, L.C. ("ViaGen"), a provider of genetic preservation and cloning technologies, and Exemplar Genetics, LLC ("Exemplar"), a provider of genetically engineered swine for medical and genetic research, are wholly owned subsidiaries with primary operations in Texas and Iowa, respectively.
In January 2018, AquaBounty Technologies, Inc. ("AquaBounty"), a company focused on improving productivity in commercial aquaculture, completed an underwritten public offering that resulted in net proceeds of $10,616 after deducting discounts, fees and expenses. As part of this offering, Intrexon purchased $5,000 of additional AquaBounty common stock, reducing its ownership stake from approximately 58% to approximately 53%. As of June 30, 2018, Intrexon owned approximately 52% of AquaBounty.
Intrexon and its consolidated subsidiaries are hereinafter referred to as the "Company."
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of June 30, 2018 and results of operations and cash flows for the interim periods ended June 30, 2018 and 2017. The year-end consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other future annual or interim period. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 ("Annual Report").
The accompanying consolidated financial statements reflect the operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition
Effective January 1, 2018, the Company applies Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). Under ASC 606, the Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the promises and distinct performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligations.
The Company's revenue recognition accounting policies for periods prior to January 1, 2018 can be found in the audited consolidated financial statements and related notes thereto included in the Company's Annual Report.
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
The transaction price is allocated to the performance obligations in the agreement based on the standalone selling price of each performance obligation. The Company typically groups the promises in its collaboration and licensing agreements into one performance obligation so the entire transaction price relates to this single performance obligation. The technology license included in the single performance obligation is considered a functional license. However, it is typically combined into a single performance obligation as the Company provides interrelated research and development services along with other obligations over an estimated period of performance. The Company utilizes judgment to determine the most appropriate method to measure its progress of performance under the agreement, primarily based on inputs necessary to fulfill the performance obligation. The Company evaluates its measure of progress to recognize revenue each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company's measure of performance and revenue recognition involves significant judgment and assumptions, including, but not limited to, estimated costs and timelines to complete its performance obligations. The Company evaluates modifications and amendments to its contracts to determine whether any changes should be accounted for prospectively or on a cumulative catch-up basis.
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
From time to time, the Company and certain collaborators may cancel their agreements, relieving the Company of any further performance obligations under the agreement. Upon such cancellation or when the Company has determined no further performance obligations are required of the Company under an agreement, the Company recognizes any remaining deferred revenue.
Product and service revenues
The Company generates product and service revenues primarily through sales of products and services that are created from technologies developed or owned by the Company. The Company's current offerings include sales of advanced reproductive technologies, including the Company's bovine embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production. As each promised product or service is distinct, the Company recognizes the transaction price as revenue when the customer takes ownership of the promised product or when the promised service is rendered. Payment terms are typically due within 30 days.
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
The Company accounts for its investment in Oragenics, Inc. ("Oragenics"), one of its collaborators and a related party, using the fair value option. The fair value of the Company's investment in Oragenics was $1,925 and $3,085 as of June 30, 2018 and December 31, 2017, respectively, and is included as equity securities, noncurrent, in the accompanying consolidated balance sheets. The Company's ownership of Oragenics was 23.7% and 29.4% as of June 30, 2018 and December 31, 2017, respectively. Unrealized depreciation in the fair value of these securities was $409 and $1,096 for the three months ended June 30, 2018 and 2017, respectively, and $1,160 and $2,437 for the six months ended June 30, 2018 and 2017, respectively. See Note 7 for additional discussion regarding Oragenics.

Summarized financial data as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017, for the Company's equity method investments are shown in the following tables.

	June 30, 2018	December 31, 2017
Current assets	$46,989	$61,086
Noncurrent assets	22,474	13,598
Total assets	69,463	74,684
Current liabilities	6,834	6,213
Net assets	$62,629	$68,471

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$173	$87	$240	$117
Operating expenses	10,531	10,092	19,141	23,435
Operating loss	(10,358)	(10,005)	(18,901)	(23,318)
Other, net	7	(68)	21	(63)
Net loss	$(10,351)	$(10,073)	$(18,880)	$(23,381)
Variable Interest Entities
As of June 30, 2018 and December 31, 2017, the Company determined that certain of its collaborators and joint ventures as well as Harvest were variable interest entities ("VIE" or "VIEs"). The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. The Company's aggregate investment balances of these VIEs as of June 30, 2018 and December 31, 2017 were $177,876 and $185,261, respectively, which represents the Company's maximum risk of loss related to the identified VIEs.
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
The Company has not made a policy decision regarding whether to record deferred taxes under the GILTI regime, and there was no impact to the accompanying consolidated financial statements as of and for the periods ended June 30, 2018.
The accounting is expected to be completed within the one-year measurement period as allowed by SAB 118 for items impacted or introduced by the Tax Act. No further adjustments to these provisional amounts occurred in the six months ended June 30, 2018 and the amounts continue to be provisional.
Segment Information
While the Company generates revenues from multiple sources, including collaboration agreements, licensing, and products and services primarily associated with bovine reproduction, management is organized around a singular research and development focus to further the development of the Company's underlying synthetic biology technologies. Accordingly, the Company has determined that it operates in one segment. As of June 30, 2018 and December 31, 2017, the Company had $16,276 and $21,837, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $3,951 and $3,611 for the three months ended June 30, 2018 and 2017, respectively, and $8,154 and $7,325 for the six months ended June 30, 2018 and 2017, respectively.
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
Recently Adopted Accounting Pronouncements
The Company adopted ASC 606 for open contracts on January 1, 2018 using the modified retrospective approach. As a result of the adoption of ASC 606, including guidance on contract modifications, the Company recognized a cumulative catch-up adjustment to decrease deferred revenue in the net amount of $26,507 and accumulated deficit in the net amount of $26,611 and to increase accumulated other comprehensive loss in the net amount of $104.

In accordance with ASC 606, the disclosure of the impacted line items upon adoption of ASC 606 on the Company's consolidated statements of operations for the three and six months ended June 30, 2018 and consolidated balance sheet as of June 30, 2018 was as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Consolidated Statements of Operations
Collaboration and licensing revenues	$17,450	$19,652	$(2,202)	$37,298	$42,095	$(4,797)
Net loss	(66,829)	(64,627)	(2,202)	(114,238)	(109,441)	(4,797)
Net loss attributable to Intrexon	(65,382)	(63,180)	(2,202)	(111,547)	(106,750)	(4,797)

	June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Consolidated Balance Sheet
Liabilities
Deferred revenue, current	$39,820	$42,795	$(2,975)
Deferred revenue, net of current portion	154,097	172,888	(18,791)
Total equity
Accumulated deficit	(932,756)	(954,569)	21,813
Accumulated other comprehensive loss	(21,848)	(21,799)	(49)
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting ("ASU 2017-09"). The provisions of ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718 ("ASC 718"). An entity should account for the effects of a modification unless (a) the fair value of the modified award is the same as the fair value of the original award, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted this standard effective January 1, 2018, and will apply this guidance to future modifications.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) ("ASU 2016-18"). The provisions of ASU 2016-18 require amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending balances for the periods presented on the statement of cash flows. The Company adopted this standard effective January 1, 2018. In accordance with the provisions of ASU 2016-18, the "Cash, cash equivalents, and restricted cash" beginning period balance increased by $7,434 for the six months ended June 30, 2018 in the accompanying consolidated statement of cash flows. The beginning and ending period balances increased by $6,987 and $7,413, respectively, in the accompanying consolidated statement of cash flows for the six months ended June 30, 2017 from what was previously reported in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2017.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). The provisions of ASU 2016-16 remove the prohibition in ASC Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The Company adopted this standard effective January 1, 2018, and the implementation of this standard did not have a material impact on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The provisions of ASU 2016-15 address eight specific cash flow issues and how those certain cash receipts and cash payments are presented and classified in the statement of cash flows under ASC Topic 230 and other Topics. The Company adopted this standard effective January 1, 2018, and the implementation of this standard did not have a material impact on the Company's consolidated financial statements.
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
Recently Issued Accounting Pronouncements
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The provisions of ASU 2018-07 expand the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted no earlier than an entity's adoption date of Topic 606, and is effective for the Company for the year ending December 31, 2019. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
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
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share ("EPS") in accordance with ASC Topic 260 ("ASC 260") to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in ASC 260). The amendments in Part II of ASU 2017-11 re-characterize the indefinite deferral of certain provisions of ASC Topic 480 that now are presented as pending content in the FASB codification, to a scope exception. Those amendments do not have an accounting effect. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, with early adoption permitted, and is effective for the Company for the year ending December 31, 2019. The

Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a similar manner as under existing guidance for operating leases today. ASU 2016-02 supersedes the previous lease standard, ASC Topic 840, Leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), and ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (ii) lessors with a practical expedient for separating components of a contract. All ASUs are effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and is effective for the Company for the year ending December 31, 2019. The Company is currently evaluating its lease agreements to determine the impact that the implementation of this standard will have on the Company's consolidated financial statements as it relates to the classification of leases under the dual approach and the recognition of a right-of-use asset and a lease liability.
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

Cash and cash equivalents	$2,054
Short-term investments	542
Trade receivables	75
Other receivables	97
Prepaid expenses and other	227
Property and equipment	250
Intangible assets	14,000
Other noncurrent assets	58
Total assets acquired	17,303
Accounts payable	2,158
Accrued compensation and benefits	1,226
Other accrued expenses	856
Other long-term liabilities	92
Deferred tax liabilities	239
Total liabilities assumed	4,571
Net assets acquired	12,732
Goodwill	4,850
Total consideration	$17,582
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
Acquisition-related costs totaling $260 and $498 are included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three and six months ended June 30, 2017, respectively.
Condensed Pro Forma Financial Information
GenVec's results of operations subsequent to the acquisition are included in the consolidated statements of operations. The following condensed pro forma financial information for the three and six months ended June 30, 2017 is presented as if the acquisition had been consummated on January 1, 2016:

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
	Pro forma
Revenues	$54,551	$108,169
Loss before income taxes	(24,124)	(60,651)
Net loss	(23,500)	(59,494)
Net loss attributable to the noncontrolling interests	998	1,976
Net loss attributable to Intrexon	(22,502)	(57,518)

4. Investments in Joint Ventures
S & I Ophthalmic
In September 2013, the Company entered into a Limited Liability Company Agreement ("Sun LLC Agreement") with Sun Pharmaceutical Industries, Inc. ("Sun Pharmaceutical Subsidiary"), an indirect subsidiary of Sun Pharmaceutical Industries Ltd. ("Sun Pharmaceutical"), an international specialty pharmaceutical company focused on chronic diseases, to form S & I Ophthalmic, LLC ("S & I Ophthalmic"). The Sun LLC Agreement governed the affairs and the conduct of business of S & I Ophthalmic. S & I Ophthalmic leveraged experience and technology from both the Company and Sun Pharmaceutical. Both the Company and Sun Pharmaceutical Subsidiary made an initial capital contribution of $5,000 in October 2013 for a 50% membership interest in S & I Ophthalmic. S & I Ophthalmic was governed by a board of managers, which had four members, two each from the Company and Sun Pharmaceutical Subsidiary. In 2015, both the Company and Sun Pharmaceutical Subsidiary made subsequent capital contributions of $5,000.
In December 2017, both the Company and Sun Pharmaceutical Subsidiary agreed to dissolve S & I Ophthalmic and terminate the related ECC agreement. In January 2018, the Company received $2,598 upon the dissolution of S & I Ophthalmic, which represented the Company's portion of S & I Ophthalmic's remaining cash after all liabilities were settled.
OvaXon
In December 2013, the Company and OvaScience, Inc. ("OvaScience"), a life sciences company focused on the discovery, development, and commercialization of new treatments for infertility, entered into a Limited Liability Company Agreement ("OvaXon LLC Agreement") to form OvaXon, LLC ("OvaXon"), a joint venture to create new applications for improving human and animal health. Both the Company and OvaScience made an initial capital contribution of $1,500 in January 2014 for a 50% membership interest in OvaXon. OvaXon is governed by the OvaXon board of managers ("OvaXon Board"), which has four members, two each from the Company and OvaScience. In cases in which the OvaXon Board determines that additional capital contributions are necessary in order for OvaXon to conduct business and comply with its obligations, each of the Company and OvaScience has the right, but not the obligation, to make additional capital contributions to OvaXon subject to the OvaXon LLC Agreement. Through June 30, 2018, both the Company and OvaScience have made subsequent capital contributions of $4,350.
In March 2018, the Company and OvaScience agreed to terminate the ECC agreement with OvaScience. The Company and OvaScience are in discussions regarding the future of the OvaXon joint venture and the related ECC agreement.
The Company's investment in OvaXon was $142 and $146 as of June 30, 2018 and December 31, 2017, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
Intrexon Energy Partners
In March 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, LLC ("Third Security"), a related party, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), a joint venture formed to optimize and scale-up the Company's methane bioconversion platform ("MBP") technology for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Intrexon has committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of June 30, 2018, the Company's remaining commitment was $6,011. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board, which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(1,015) and $(444) as of June 30, 2018 and December 31, 2017, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.

Intrexon Energy Partners II
In December 2015, the Company and certain investors (the "IEPII Investors"), including Harvest, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners II, LLC ("Intrexon Energy Partners II"), a joint venture formed to utilize the Company's MBP technology for the production of 1,4-butanediol, an industrial chemical used to manufacture spandex, polyurethane, plastics, and polyester. The Company also entered into an ECC with Intrexon Energy Partners II that provides exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $18,000 while retaining a 50% membership interest in Intrexon Energy Partners II. The IEPII Investors made initial capital contributions, totaling $18,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners II totaling 50%. In December 2015, the owners of Intrexon Energy Partners II made a capital contribution of $4,000, half of which was paid by the Company. Intrexon has committed to make additional capital contributions of up to $10,000, and the IEPII Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners II, have committed to make additional capital contributions of up to $10,000, at the request of Intrexon Energy Partners II's board of managers (the "Intrexon Energy Partners II Board") and subject to certain limitations. Intrexon Energy Partners II is governed by the Intrexon Energy Partners II Board, which has five members. One member of the Intrexon Energy Partners II Board is designated by the Company and four members are designated by a majority of the IEPII Investors. The Company and the IEPII Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners II Board.
The Company's investment in Intrexon Energy Partners II was $388 and $572 as of June 30, 2018 and December 31, 2017, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
EnviroFlight
In February 2016, the Company entered into a series of transactions involving EnviroFlight, LLC ("Old EnviroFlight"), Darling Ingredients Inc. ("Darling") and a newly formed venture between the Company and Darling ("New EnviroFlight"). New EnviroFlight was formed to generate high-nutrition, low environmental impact animal and fish feed, as well as fertilizer products, from black soldier fly larvae. Through June 30, 2018, both the Company and Darling have made subsequent capital contributions of $11,250.
The Company's investment in New EnviroFlight was $12,517 and $7,092 as of June 30, 2018 and December 31, 2017, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
Intrexon T1D Partners
In March 2016, the Company and certain investors (the "T1D Investors"), including affiliates of Third Security, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon T1D Partners, LLC ("Intrexon T1D Partners"), a joint venture formed to utilize the Company's proprietary ActoBiotics platform to develop and commercialize products to treat type 1 diabetes. The Company also entered into an ECC with Intrexon T1D Partners that provides the exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $10,000 while retaining a 50% membership interest in Intrexon T1D Partners. The T1D Investors made initial capital contributions, totaling $10,000 in the aggregate, in exchange for pro rata membership interests in Intrexon T1D Partners totaling 50%. Intrexon has committed to make capital contributions of up to $5,000, and the T1D Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon T1D Partners, have committed to make additional capital contributions of up to $5,000, at the request of Intrexon T1D Partners' board of managers (the "Intrexon T1D Partners Board") and subject to certain limitations. As of June 30, 2018, the Company's remaining commitment was $1,250. Intrexon T1D Partners is governed by the Intrexon T1D Partners Board, which has five members. Two members of the Intrexon T1D Partners Board are designated by the Company and three members are designated by a majority of the T1D Investors. The Company and the T1D Investors have the right, but not the obligation, to make additional capital contributions above these limits when and if solicited by the Intrexon T1D Partners Board.
The Company's investment in Intrexon T1D Partners was $(397) and $(943) as of June 30, 2018 and December 31, 2017, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.
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
The following tables summarize the amounts recorded as revenue in the consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
ZIOPHARM Oncology, Inc.	$3,423	$9,964	$8,800	$20,949
Oragenics, Inc.	37	475	162	1,044
Fibrocell Science, Inc.	331	1,953	624	3,692
Genopaver, LLC	1,072	1,513	2,387	3,193
S & I Ophthalmic, LLC	—	72	—	375
OvaXon, LLC	—	880	—	1,704
Intrexon Energy Partners, LLC	819	1,920	2,016	7,006
Persea Bio, LLC	306	266	515	555
Ares Trading S.A.	3,526	2,803	5,949	6,118
Intrexon Energy Partners II, LLC	553	956	931	2,105
Intrexon T1D Partners, LLC	703	1,288	2,031	2,420
Harvest start-up entities (1)	5,904	4,452	9,101	7,815
Other	776	1,622	4,782	4,253
Total	$17,450	$28,164	$37,298	$61,229

(1)
For the three and six months ended June 30, 2018 and 2017, revenues recognized from collaborations with Harvest start-up entities include: Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc. For the three and six months ended June 30, 2017, revenues recognized from collaborations with Harvest start-up entities also include Relieve Genetics, Inc.

Other than the termination of the OvaScience ECC in March 2018 (Note 4), there have been no significant changes to the agreements with our collaborators and licensees in the six months ended June 30, 2018. See Note 5 in the Company's Annual Report for additional details of the Company's existing collaboration and licensing agreements.

Deferred Revenue
Deferred revenue primarily consists of consideration received for the Company's collaborations and licensing agreements and prepayments for product and service revenues. Deferred revenue consists of the following:

	June 30, 2018	December 31, 2017
Collaboration and licensing agreements	$187,684	$231,583
Prepaid product and service revenues	4,500	4,681
Other	1,733	133
Total	$193,917	$236,397
Current portion of deferred revenue	$39,820	$42,870
Long-term portion of deferred revenue	154,097	193,527
Total	$193,917	$236,397
The following table summarizes the remaining balance of deferred revenue associated with upfront and milestone payments for each significant counterparty to a collaboration or licensing agreement as of June 30, 2018 and December 31, 2017, including the estimated remaining performance period as of June 30, 2018.

	Average Remaining Performance Period (Years)	June 30, 2018	December 31, 2017
ZIOPHARM Oncology, Inc.	5.5	$53,661	$90,496
Oragenics, Inc.	5.9	6,803	6,719
Fibrocell Science, Inc.	6.4	18,173	16,607
Genopaver, LLC	5.8	1,391	1,704
Intrexon Energy Partners, LLC	5.8	13,753	15,625
Persea Bio, LLC	6.5	2,897	3,500
Ares Trading S.A.	5.9	36,184	40,789
Intrexon Energy Partners II, LLC	6.4	15,252	13,833
Intrexon T1D Partners, LLC	6.8	9,176	8,435
Harvest start-up entities (1)	6.9	18,451	18,400
Other	3.9	11,075	14,423
Total		$186,816	$230,531

(1)
As of June 30, 2018 and December 31, 2017, the balance of deferred revenue for collaborations with Harvest start-up entities includes: Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; Relieve Genetics, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc.

6. Short-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of June 30, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Certificates of deposit	$351	$—	$—	$351

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$6,000	$—	$(2)	$5,998
Certificates of deposit	275	—	—	275
Total	$6,275	$—	$(2)	$6,273
For more information on the Company's method for determining the fair value of its assets, see Note 2 – "Fair Value of Financial Instruments" in the Company's Annual Report.
As of June 30, 2018, all of the available-for-sale investments were due within one year based on their contractual maturities.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company's investments were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and there were none as of June 30, 2018.
As of June 30, 2018 and December 31, 2017, the Company did not consider any of its investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company's ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.
7. Investments in Preferred Stock
Investment in ZIOPHARM Preferred Stock
In June 2016, the Company received 100,000 shares of Series 1 Preferred Stock (the "Preferred Shares") of ZIOPHARM, with a per share stated value of $1,200, as consideration for amending their two previously existing ECC agreements. A summary of the terms of the Preferred Shares follows.
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
The investment in ZIOPHARM preferred stock is categorized as Level 3 as there are significant unobservable inputs and the Preferred Shares are not traded on a public exchange. The fair value of the investment in ZIOPHARM preferred stock is estimated using a probability-weighted expected return ("PWERM") model. The key inputs used in the PWERM model are (i) estimating the future returns for conversion of the Preferred Shares for both product approval and a change in control of ZIOPHARM (the "conversion events") using market data of the change in value for guideline companies as a result of these conversion events; (ii) estimating the expected date and likelihood of each conversion event; and (iii) discounting these estimated future returns using a discount rate for the Preferred Shares considering industry debt issuances originated by public funds and venture capital rates of return. A significant change in unobservable inputs discussed above could result in a significant impact on the fair value of the Company's investment in ZIOPHARM preferred stock. The fair value of the Company's investment in ZIOPHARM preferred stock, including additional Preferred Shares received as dividends, was $153,473 and $160,832 as of June 30, 2018 and December 31, 2017, respectively. During the three months ended June 30, 2018 and 2017, the Company received an additional 3,734 and 3,313 Preferred Shares and recognized $5,019 and $4,042 of dividend income in the accompanying consolidated statements of operations, respectively. During the six months ended June 30, 2018 and 2017, the Company received an additional 7,358 and 6,529 Preferred Shares and recognized $9,890 and $7,965 of dividend income in the accompanying consolidated statements of operations, respectively.
Investment in Fibrocell Preferred Stock
In March 2017, Fibrocell Science, Inc. ("Fibrocell"), one of the Company's collaborators and a related party, sold Series A Convertible Preferred Stock (the "Convertible Preferred Shares"), convertible into shares of Fibrocell common stock, and warrants to purchase shares of Fibrocell common stock to certain institutional and accredited investors, including the Company and affiliates of Third Security. The Company paid $1,161 in exchange for 1,161 Convertible Preferred Shares and warrants to acquire 99,769 shares of Fibrocell common stock. The share data reflect a 1-for-5 reverse stock split of Fibrocell's common stock effective May 25, 2018. The Convertible Preferred Shares are convertible at any time at the election of the Company and accrue dividends at 4% per annum, compounded quarterly, increasing the stated value of the shares. The investment in Fibrocell preferred stock is categorized as Level 3 as there are significant unobservable inputs and the Convertible Preferred Shares are not traded on a public exchange. The fair value of the investment in Fibrocell preferred stock is estimated using a conversion plus dividend approach utilizing the trading value of the underlying common stock and an estimated premium for the preferred stock dividend and other preferences. Market price volatility of Fibrocell's common stock and a significant change in the estimated preferred stock premium could result in a significant impact to the fair value of the investment in Fibrocell preferred stock. As of June 30, 2018 and December 31, 2017, the fair value of the Company's investment in Fibrocell preferred stock totaled $340 and $393, respectively. See Note 17 for additional discussion of the warrants.
Investment in Oragenics Preferred Stock
In November 2017, concurrent with Oragenics closing a preferred stock private placement, the Company exchanged a promissory note, including accrued interest, purchased from Oragenics in May 2017 and receivables due from Oragenics totaling $3,385 for Oragenics Series C preferred stock ("Series C Preferred Stock"). The Series C Preferred Stock is non-voting and non-convertible and is redeemable in whole or part at any time by Oragenics in cash. The Series C Preferred Stock accrues an annual 12% dividend payable in additional Series C Preferred Stock through May 10, 2019, and after such date, the annual dividend increases to 20%. Additionally, the Company and Oragenics amended certain future payment terms under its ECCs, as discussed in Note 5 of the Company's Annual Report. As of June 30, 2018 and December 31, 2017, based on the most recent financial information available on Oragenics, the Company concluded that there was no value to its investment in Oragenics preferred stock.

Changes in the Fair Value of Investments in Preferred Stock
The following table summarizes the changes in the Level 3 investments in preferred stock during the six months ended June 30, 2018.

Six Months Ended June 30, 2018
Beginning balance	$161,225
Dividend income from investments in preferred stock	9,914
Net unrealized depreciation in the fair value of the investments in preferred stock	(17,326)
Ending balance	$153,813
8. Fair Value Measurements
The carrying amount of cash and cash equivalents, restricted cash, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at June 30, 2018:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2018
Assets
Equity securities	8,979	2,952	—	11,931
Preferred stock	—	—	153,813	153,813
Other	—	743	—	743
Total	$8,979	$3,695	$153,813	$166,487
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

There were no transfers between levels of the fair value hierarchy during the six months ended June 30, 2018.
The carrying values of the Company's long-term debt approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates. The Company's contingent consideration liabilities from previous acquisitions are measured on a recurring basis and were $585 at June 30, 2018 and December 31, 2017. These fair value measurements were based on significant inputs not observable in the market and thus represented a Level 3 measurement. A significant change in unobservable inputs could result in a significant impact on the fair value of the Company's contingent consideration liabilities. The contingent consideration liabilities are remeasured to fair value at each reporting date until the contingencies are resolved, and those changes in fair value are recognized in earnings. There were no changes in the fair value of the Level 3 liabilities during the six months ended June 30, 2018.
9. Inventory
Inventory consists of the following:

	June 30, 2018	December 31, 2017
Supplies, embryos and other production materials	$3,334	$2,673
Work in process	4,203	4,767
Livestock	11,861	11,040
Feed	675	2,013
Total inventory	$20,073	$20,493
10. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	June 30, 2018	December 31, 2017
Land and land improvements	$11,692	$11,767
Buildings and building improvements	18,203	18,183
Furniture and fixtures	1,708	2,515
Equipment	70,466	65,863
Leasehold improvements	24,582	25,277
Breeding stock	4,710	3,832
Computer hardware and software	10,775	10,128
Trees	11,284	6,642
Construction and other assets in progress	17,220	14,113
	170,640	158,320
Less: Accumulated depreciation and amortization	(51,235)	(45,646)
Property, plant and equipment, net	$119,405	$112,674
During the three and six months ended June 30, 2018, the Company recorded a $4,972 loss on disposal of certain leasehold improvements, equipment, and other fixed assets in conjunction with the closing of one of its research and development facilities in Brazil.
Depreciation expense was $3,642 and $2,852 for the three months ended June 30, 2018 and 2017, respectively, and $7,098 and $5,634 for the six months ended June 30, 2018 and 2017, respectively.

11. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the six months ended June 30, 2018 are as follows:

Balance at December 31, 2017	$153,289
Foreign currency translation adjustments	(1,623)
Balance at June 30, 2018	$151,666
The Company had $13,823 of accumulated impairment losses as of June 30, 2018 and December 31, 2017.
Intangible assets consist of the following as of June 30, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$257,553	$(51,723)	$205,830
Customer relationships	10,700	(7,083)	3,617
Trademarks	6,800	(2,954)	3,846
In-process research and development	5,545	—	5,545
Total	$280,598	$(61,760)	$218,838
Intangible assets consist of the following as of December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$263,615	$(44,954)	$218,661
Customer relationships	10,700	(6,383)	4,317
Trademarks	6,800	(2,567)	4,233
In-process research and development	5,666	—	5,666
Total	$286,781	$(53,904)	$232,877
The balance of in-process research and development includes certain in-process research and development technology acquired in the Company's acquisition of Oxitec in September 2015, and amortization will begin once certain regulatory approvals have been obtained for the in-process programs.
Amortization expense was $4,857 and $4,639 for the three months ended June 30, 2018 and 2017, respectively, and $9,783 and $9,257 for the six months ended June 30, 2018 and 2017, respectively.
12. Lines of Credit and Long-Term Debt
Lines of Credit
Trans Ova has a $5,000 revolving line of credit with First National Bank of Omaha, which matures on May 1, 2019. The line of credit bears interest at the greater of 2.95% above the London Interbank Offered Rate or 3.00%, and the actual rate was 4.86% as of June 30, 2018. As of June 30, 2018, there was no outstanding balance. The amount available under the line of credit is based on eligible accounts receivable and inventory up to the maximum principal amount. The line of credit is collateralized by certain of Trans Ova's assets and contains certain restricted covenants that include maintaining minimum tangible net worth and working capital and maximum allowable annual capital expenditures. Trans Ova was in compliance with these covenants as of June 30, 2018.
Exemplar has a $700 revolving line of credit with American State Bank, which matures on October 30, 2018. The line of credit bears interest at 5.25% per annum. As of June 30, 2018, there was an outstanding balance of $574.

Long-Term Debt
Long-term debt consists of the following:

	June 30, 2018	December 31, 2017
Notes payable	$4,782	$5,010
Royalty-based financing	2,099	2,132
Other	881	895
Long-term debt	7,762	8,037
Less current portion	489	502
Long-term debt, less current portion	$7,273	$7,535
Trans Ova has a note payable to American State Bank, which matures in April 2033 and has an outstanding principal balance of $4,678 as of June 30, 2018. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by certain of Trans Ova's real estate and non-real estate assets.
AquaBounty has a royalty-based financing grant from the Atlantic Canada Opportunities Agency, a Canadian government agency, to provide funding of a research and development project. The total amount available under the award was $2,185, which AquaBounty claimed over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. As of the date of the acquisition by Intrexon in March 2013, AquaBounty had claimed $1,952 of the available funds and this amount was recorded at its acquisition date fair value of $1,107. The Company accretes the difference of $845 between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Subsequent to the acquisition date, AquaBounty claimed the remaining balance available under the grant, resulting in total long-term debt of $2,099 as of June 30, 2018.
Future maturities of long-term debt are as follows:

2018	$283
2019	411
2020	382
2021	822
2022	373
2023	387
Thereafter	3,005
Total	$5,663
The AquaBounty royalty-based financing grant is not included in the table above due to the uncertainty of the timing of repayment.
13. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company's annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. For the three and six months ended June 30, 2018, the Company had U.S. taxable loss of approximately $30,200 and $65,300, respectively, and recorded $0 and $113, respectively, of current domestic income tax expense. For the three and six months ended June 30, 2018, the Company recognized $112 and $237, respectively, of current foreign income tax benefit. For the three and six months ended June 30, 2017, the Company had U.S. taxable income of approximately $7,950 and $19,750, respectively, and recorded $159 and $395, respectively, of current domestic income tax expense. For the three and six months ended June 30, 2017, the Company recognized $91 and $222, respectively, of current foreign income tax benefit. For the three and six months ended June 30, 2018, the Company recorded deferred tax benefit of $1,015 and $5,089, respectively. For the three and six months ended June 30, 2017, the Company recorded deferred tax benefit of $881 and $1,519, respectively. The Company's net deferred tax assets, excluding certain deferred tax liabilities totaling $10,223, are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's losses and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
As of June 30, 2018, the Company has loss carryforwards for U.S. federal income tax purposes of approximately $309,700 available to offset future taxable income, and federal and state research and development tax credits of approximately $7,800, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. These carryforwards will begin to expire in 2022. As of June 30, 2018, the Company's direct foreign subsidiaries have foreign loss carryforwards of approximately $154,800, most of which do not expire.
In 2017, the Company recorded a net provisional income tax benefit of $2,185 upon enactment of the Tax Act, which is comprised of several items. Amounts related to the remeasurement of most of the Company's domestic deferred tax assets as a result of the U.S. corporate rate change to 21% as part of the Tax Act were $87,473, which was fully offset by a reduction in the Company's valuation allowance. The Company's net U.S. deferred tax liability that is not offset by a valuation allowance was similarly written down, and the Company recorded a provisional deferred tax benefit of $1,730. The Company also recorded a provisional current tax benefit of $455 related to the expected refundability of accumulated corporate alternative minimum tax credits. The Company has provisionally estimated its transition tax exposure to be zero, as any accumulated earnings in foreign subsidiaries are offset by accumulated deficits in other foreign subsidiaries. The provisional amounts recorded are subject to further refinement within the measurement period prescribed by SAB 118. As a result, the recorded amounts are subject to change, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company utilized to provisionally compute the transition impact. No adjustments to these provisional amounts were recorded during the six months ended June 30, 2018.
14. Shareholders' Equity
Issuances of Common Stock
In January 2018, Intrexon closed a public offering of 6,900,000 shares of its common stock, including 1,000,000 shares of common stock purchased by affiliates of Third Security. The net proceeds of the offering were $82,374, after deducting underwriting discounts of $3,688 and offering expenses of $188, all of which were capitalized.
Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2018	December 31, 2017
Unrealized loss on investments	$—	$(2)
Loss on foreign currency translation adjustments	(21,848)	(15,552)
Total accumulated other comprehensive loss	$(21,848)	$(15,554)

15. Share-Based Payments
The Company records the fair value of stock options and restricted stock units ("RSUs") issued to employees and nonemployees as of the grant date as stock-based compensation expense. Stock-based compensation expense for employees and nonemployees is recognized over the requisite service period, which is typically the vesting period. Stock-based compensation costs included in the consolidated statements of operations are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of products	$25	$30	$50	$56
Cost of services	79	82	156	160
Research and development	2,376	2,442	5,634	4,635
Selling, general and administrative	6,366	9,444	14,368	15,041
Total	$8,846	$11,998	$20,208	$19,892
Intrexon Stock Option Plans
In April 2008, Intrexon adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Intrexon's board of directors granted share based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of June 30, 2018, there were 427,535 stock options outstanding under the 2008 Plan.
Intrexon adopted the 2013 Plan for employees and nonemployees pursuant to which Intrexon's board of directors may grant share based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective upon the closing of the Company's initial public offering in August 2013, and as of June 30, 2018, there were 20,000,000 shares authorized for issuance under the 2013 Plan, of which 10,931,996 stock options and 1,033,084 RSUs were outstanding and 5,302,880 shares were available for grant.
Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2017	11,382,747	$28.99	7.32
Granted	850,839	15.28
Exercised	(27,033)	(4.48)
Forfeited	(408,838)	(24.90)
Expired	(438,184)	(27.16)
Balances at June 30, 2018	11,359,531	28.24	7.12
Exercisable at June 30, 2018	6,598,333	29.36	6.26
During the six months ended June 30, 2018, Intrexon granted 1,059,126 RSUs with a weighted average grant date fair value of $13.83 per share, of which 1,033,084 remain outstanding and unvested as of June 30, 2018.
Intrexon currently uses authorized and unissued shares to satisfy share award exercises.
In October 2015, the compensation committee and the independent members of Intrexon's board of directors approved a compensation arrangement whereby the Company's Chief Executive Officer ("CEO") would receive a monthly salary. Previously, the CEO did not receive compensation for his services as an employee of the Company other than through his participation in the Company's Annual Executive Incentive Plan, which became effective January 1, 2015. Pursuant to the compensation agreement, the CEO receives a base salary of $200 per month payable in fully vested shares of Intrexon common stock with such shares subject to a three-year lock-up on resale. The monthly number of shares of common stock is calculated based on the closing price on the last trading day of each month and the shares are issued pursuant to the terms of a Restricted

Stock Unit Agreement ("RSU Agreement") that was executed between Intrexon and the CEO pursuant to the terms of the 2013 Plan. The RSU Agreement became effective in November 2015, and had an initial term of twelve months. The independent members of Intrexon's board of directors, with the recommendation of the compensation committee of the board of directors, subsequently approved extensions of the RSU Agreement through March 31, 2019, all of which are on the same terms as the original RSU Agreement. The fair value of the shares issued as compensation for services is included in selling, general and administrative expenses in the Company's consolidated statements of operations and totaled $483 and $477 for the three months ended June 30, 2018 and 2017, respectively, and $969 and $948 for the six months ended June 30, 2018 and 2017, respectively.
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
As of June 30, 2018, there were 339,964 options outstanding under both AquaBounty plans, of which 238,943 were exercisable, at a weighted average exercise price of $7.09 per share.
16. Commitments and Contingencies
Operating Leases
The Company leases certain facilities and equipment under noncancelable operating leases. The equipment leases are renewable at the option of the Company. At June 30, 2018, future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2018	$3,692
2019	9,470
2020	9,579
2021	8,893
2022	8,041
2023	6,997
Thereafter	31,120
Total	$77,792
Rent expense, including other facility expenses, was $3,329 and $2,298 for the three months ended June 30, 2018 and 2017, respectively, and $6,588 and $4,599 for the six months ended June 30, 2018 and 2017, respectively.
Purchase Commitments
As of June 30, 2018, the Company had outstanding contractual purchase commitments of $13,018, which primarily relate to amounts that will be paid in 2018, 2019, and 2020 upon delivery of commercial non-browning apple trees.
Contingencies
In March 2012, Trans Ova was named as a defendant in a licensing and patent infringement suit brought by XY, LLC ("XY") alleging that certain of Trans Ova's activities breached a 2004 licensing agreement and infringed on patents that XY allegedly owned. Trans Ova filed a number of counterclaims in the case. In Colorado District Court, the matter proceeded to a jury trial in January 2016. The jury determined that XY and Trans Ova had each breached the licensing agreement and that Trans Ova had infringed XY's patents. In April 2016, the court issued its post-trial order, awarding $528 in damages to Trans Ova and $6,066 in damages to XY. The order also provided Trans Ova with a compulsory license to XY's technology, subject to an ongoing royalty obligation. Both parties appealed the district court's order, which appeal was decided in May 2018 by the Court of Appeals for the Federal Circuit. The Court denied Trans Ova's appeal of its claims for antitrust, breach of contract and patent invalidity (except as to one patent, for which the Court affirmed invalidity in a separate, same-day ruling in a third-party case).

The Court considered the issue of willfulness to be moot since the district court did not award damages for the willfulness finding. Finally, the Court remanded the district court's calculation of the ongoing royalty and instructed the district court to re-calculate the ongoing royalty in light of post-verdict economic factors.
Since the inception of the 2004 agreement, Trans Ova has remitted payments to XY pursuant to the terms of that agreement, or pursuant to the terms of the April 2016 court order, and has recorded these payments in cost of services in the consolidated statements of operations for the respective periods. For the period from inception of the 2004 agreement through the court's April 2016 order, aggregate royalty and license payments were $3,170, of which $2,759 had not yet been deposited by XY. In 2016, the Company recorded expense of $4,228 representing the excess of the net damages awarded to XY, including prejudgment interest, over the liability previously recorded by Trans Ova for uncashed checks previously remitted to XY. In August 2016, Trans Ova deposited the net damages amount, including prejudgment interest, into the court's treasury, to be held until the appeals process is complete and final judgment amounts are determined. As of June 30, 2018, this amount is included in restricted cash on the accompanying consolidated balance sheet. In December 2016, Trans Ova elected to void the outstanding checks discussed above, and these amounts have been reclassified to other accrued liabilities on the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017.
In December 2016, XY filed a complaint for patent infringement and trade secret misappropriation against Trans Ova in the District Court of Waco, Texas. Since the claims in this 2016 complaint directly relate to the 2012 licensing dispute and patent issues, Trans Ova filed and was granted a motion for change of venue to Colorado District Court. Trans Ova also filed a motion to dismiss, from which the Court recently dismissed nine of the twelve counts of the complaint. Presently, three counts for patent infringement remain pending. Trans Ova and the Company could elect to enter into a settlement agreement in order to avoid the further costs and uncertainties of litigation.
The Division of Enforcement of the SEC is conducting an investigation that the Company believes concerns certain issues raised by the previously disclosed consolidated putative shareholder class action lawsuit, captioned Intrexon Corporation Securities Litigation, that was dismissed on November 1, 2017, and the previously disclosed shareholder derivative action, captioned Basile v. Kirk et al., that was dismissed on January 25, 2018. The Company has met with the SEC staff and is voluntarily cooperating with their investigation. The Company's board of directors has authorized its Special Litigation Committee to monitor the Company's interaction with the SEC staff.
The Company may become subject to other claims and assessments from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2018 and December 31, 2017, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
The Company's CEO and Chairman of the board of directors is also the Senior Managing Director and CEO of Third Security and owns 100% of the equity interests of Third Security. In November 2015, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved the execution of a Services Agreement ("Services Agreement") with Third Security pursuant to which Third Security provides the Company with certain professional, legal, financial, administrative, and other support services necessary to support the Company and its CEO. As consideration for providing these services, Third Security is entitled to a fee of $800 per month to be paid in the form of fully-vested shares of the Company's common stock. The number of shares of common stock is calculated based on the closing price of the Company's common stock on the 15th day of each month. The payments made by the Company under the Services Agreement constitute, in the aggregate, an award under the 2013 Plan and are subject to the terms of the 2013 Plan (Note 15). The Services Agreement had a term of one year, can be terminated by the Company at any time, and may be extended only by agreement of the parties, including approval of a majority of the independent members of Intrexon's board of directors. The independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, subsequently approved extensions of the Services Agreement through January 1, 2019. For the three months ended June 30, 2018 and 2017, the Company issued 139,691 shares and 106,891 shares, respectively, with values of $2,064 and $2,216, respectively, to Third Security as payment for services pursuant to the Services Agreement. For the six months ended June 30, 2018 and 2017, the Company issued 300,317 shares and 210,821 shares, respectively, with values of $4,105 and $4,255, respectively, to Third Security as payment for services pursuant to the Services Agreement. In addition to the foregoing Services Agreement, the Company reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf, and the total expenses incurred by the Company under this arrangement were $3 and $358 for the three months ended June 30, 2018 and 2017, respectively, and $17 and $424 for the six months ended June 30, 2018 and 2017, respectively.
See also Note 15 regarding compensation arrangements between the Company and its CEO.
In October 2017, the Company entered into a Preferred Stock Equity Facility ("Preferred Stock Facility") with an affiliate of Third Security ("Third Security Affiliate"). Under the Preferred Stock Facility, the Company could, from time to time at its sole and exclusive option, issue and sell to the Third Security Affiliate, up to $100,000 of newly issued Series A Redeemable Preferred Stock ("Series A Preferred Stock"). In conjunction with the July 2018 closing of the Company's registered underwritten public offering of convertible debt (Note 19), the Preferred Stock Facility was terminated. No shares of Series A Preferred Stock had been issued under the Preferred Stock Facility.
The Company also subleases certain administrative offices to Third Security. The significant terms of the lease mirror the terms of the Company's lease with the landlord, and the Company recorded sublease income of $23 and $11 for the three months ended June 30, 2018 and 2017, respectively, and $44 and $22 for the six months ended June 30, 2018 and 2017, respectively.
Transactions with ECC Parties
In addition to entities controlled by Third Security, any entity in which the Company holds equity securities, including securities received as upfront or milestone consideration, and which also are party to a collaboration with the Company are considered to be related parties.
The Company holds a promissory note convertible into shares of Fibrocell common stock ("convertible note") and warrants to purchase shares of Fibrocell common stock. As of June 30, 2018 and December 31, 2017, the value of the convertible note and warrants totaled $392 and $575, respectively, and is included in other assets on the accompanying consolidated balance sheets. See Note 7 for additional discussion of the Company's investments in Fibrocell.
Other Related Parties
In June 2015, the Company entered into an agreement with Harvest, an investment fund sponsored by Harvest Capital Strategies, LLC, and a related party based on ownership in the fund by affiliates of Third Security. Harvest was established to invest in life science research and development start-up opportunities that the Company offered to Harvest with exclusive rights of first-look and first negotiation. Based on this agreement, Harvest established six new collaboration entities, each of which entered into an ECC with the Company in a designated field. The terms of such ECCs were negotiated between the Company and Harvest. As consideration for providing exclusive rights of first-look and first negotiation for start-up opportunities, the Company received a portion of the management fee collected by the fund sponsor of Harvest. These fees are included in other income in the accompanying consolidated statements of operations and totaled $623 and $1,226 for the three and six months ended June 30, 2017, respectively. In September 2017, the commitment period for Harvest was terminated and, as a result, the agreement with Harvest terminated. The termination of the agreement had no effect on the existing collaborations with Harvest-controlled entities.
18. Net Loss per Share
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Historical net loss per share:
Numerator:
Net loss attributable to Intrexon	$(65,382)	$(18,664)	$(111,547)	$(50,063)
Denominator:
Weighted average shares outstanding, basic and diluted	129,299,584	119,731,042	128,500,897	119,346,050
Net loss attributable to Intrexon per share, basic and diluted	$(0.51)	$(0.16)	$(0.87)	$(0.42)

The following potentially dilutive securities as of June 30, 2018 and 2017, have been excluded from the above computations of diluted weighted average shares outstanding for the three and six months then ended as they would have been anti-dilutive:

	June 30,
	2018	2017
Options	11,359,531	12,821,551
Restricted stock units	1,033,084	—
Warrants	133,264	133,264
Total	12,525,879	12,954,815
19. Subsequent Events
In July 2018, Intrexon completed its registered underwritten public offering of $200,000 aggregate principal amount of 3.50% convertible senior notes due 2023 (the "Notes") and issued the Notes under an indenture (the "Base Indenture") between Intrexon and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented by the First Supplemental Indenture (together with the Base Indenture, the "Indenture"). The Notes are senior unsecured obligations of Intrexon and bear interest at a rate of 3.50% per year, payable semiannually in arrears on January 1 and July 1 of each year beginning on January 1, 2019. The Notes will mature on July 1, 2023, unless earlier repurchased or converted. The Notes will be convertible into cash, shares of Intrexon's common stock or a combination of cash and shares, at Intrexon's election. The conversion rate will initially be 58.6622 shares of Intrexon common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $17.05 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events, as defined in the Indenture, that occur prior to the maturity date, Intrexon will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances. Prior to April 1, 2023, the Notes will be convertible at the option of the holders only upon the satisfaction of certain conditions. On or after April 1, 2023 until June 30, 2023, holders may convert their Notes at any time. Intrexon may not redeem the Notes prior to the maturity date.
If Intrexon undergoes a fundamental change, as defined in the Indenture, holders of the Notes may require Intrexon to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. The Indenture contains customary events of default and, if any of the events occur, could require repayment of a portion or all of the Notes, including accrued and unpaid interest. Additionally, the Indenture provides that Intrexon shall not consolidate with or merge with or into, or sell, convey, transfer or lease all or substantially all of its properties and assets to, another entity, unless (i) the surviving entity is organized under the laws of the United States and such entity expressly assumes all of Intrexon's obligations under the Notes and the Indenture; and (ii) immediately after such transaction, no default or event of default has occurred and is continuing under the Indenture.
Concurrently with the offering of the Notes, Intrexon entered into a share lending agreement (the "Share Lending Agreement") with J.P. Morgan Securities LLC (the "Share Borrower") pursuant to which Intrexon loaned and delivered 7,479,431 shares of its common stock (the "Borrowed Shares") to the Share Borrower. The Share Lending Agreement will terminate, and the Borrowed Shares will be returned to Intrexon within five business days of such termination, upon (a) termination by the Share Borrower or (b) the earliest to occur of (i) October 1, 2023 and (ii) the date, if any, on which the Share Lending Agreement is either mutually terminated or terminated by one party upon a default by the other party. The Borrowed Shares were offered and sold to the public at a price of $13.37 per share under a registered offering (the "Borrowed Shares Offering"). Intrexon did not receive any proceeds from the sale of the Borrowed Shares to the public. The Share Borrower or its affiliates received all the proceeds from the sale of the Borrowed Shares to the public. Affiliates of Third Security purchased all of the shares of common stock in the Borrowed Shares Offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2017, or Annual Report.
The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements and you are cautioned not to place undue reliance on forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in "Special Note Regarding Forward-Looking Statements" and "Risk Factors." The forward-looking statements included in this Quarterly Report are made only as of the date hereof.
Overview
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

This ECC strategy allowed us to leverage our capabilities and capital across numerous product development programs and a broader landscape of end markets than we would have been capable of addressing on our own. The strategy also allowed us to participate in the potential upside from products that are enabled by our technologies across an extensive range of industries, without the need for us to invest considerable resources in bringing individual products to market. We presently are party to a number of these collaborations which are in varying stages, from research and development of product candidates to monitoring the progress of our collaborator in their further development and the potential commercialization of product candidates enabled through our collaborations.
Over time, our strategy has evolved away from ECC-type collaborations to relationships and structures that provide us with more control and ownership over the development process and commercialization path. In these new relationships and structures, we bear more of the responsibility to fund the projects and execute on product candidate development.
In certain strategic circumstances, we may enter into a JV with a third-party collaborator whereby we may contribute access to our technology, cash or both into the JV, which we will jointly control with our collaborator. Pursuant to a JV agreement, we may be required to contribute additional capital to the JV, and we may be able to receive a higher financial return than we would normally receive from an ECC to the extent that we and our collaborator are successful in developing one or more products. For a discussion of our JVs, see the "Notes to the Consolidated Financial Statements (Unaudited) - Note 4" appearing elsewhere in this Quarterly Report. Additionally, we are increasing the resources we are expending internally on early-stage proof of concept programs where we believe we can leverage our competitive edge in gene program creation and host cell and genome expertise. We are also seeking to partner more mature programs and capabilities or later-stage assets. In this way, we endeavor to leverage our capital resources and ultimately hope to realize significant value from our mature assets.
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
Precigen is a fully-integrated gene and cell therapy company committed to delivering precision medicines through innovation that puts patients first. Utilizing platform technologies owned by Precigen or licensed from Intrexon Corporation, or Intrexon, for programming and engineering genetic code, Precigen is developing and investigating next-generation therapeutics to enable patient-focused, cost-effective treatments to address unmet medical needs in the areas of immuno-oncology, autoimmune conditions, and infectious diseases. Precigen is designing investigational therapies intended to be controllable and targeted, with a broad pipeline of internal and partnered programs, all of which are at the preclinical or clinical stages.
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
Oxitec Limited
Oxitec Limited, or Oxitec, is a pioneering company in biological insect control solutions. Oxitec is developing products that use genetic engineering to control insect pests that spread disease and damage crops. Among the applications of its platform, which uses advanced genetics and molecular biology, Oxitec has developed a new and innovative solution to controlling Aedes aegypti, a mosquito that is a known vector for the transmission of infectious disease including dengue fever, chikungunya, and Zika. This genetically engineered, self-limiting line of the Aedes aegypti mosquito, or OX513A, has been approved by Brazil's National Biosafety Committee for unrestricted releases throughout the country. Additionally, open field trials of these mosquitoes have been conducted in Brazil, the Cayman Islands, Panama, and Malaysia under relevant permits or approvals. Further approvals will be required for commercial production and use.
Primary majority-owned operating subsidiary
AquaBounty Technologies, Inc.
AquaBounty Technologies, Inc., or AquaBounty, of which we owned approximately 58 percent as of December 31, 2017, is focusing on improving productivity in commercial aquaculture, including the development of the AquAdvantage Salmon, an Atlantic salmon that has been genetically enhanced to reach market size in less time than conventionally farmed Atlantic salmon and approved by the Food and Drug Administration. In January 2018, AquaBounty raised $12.0 million through an underwritten public offering, in which we participated by investing $5 million. As a result of this transaction and subsequent exercises of associated warrants, our ownership has decreased to approximately 52 percent as of June 30, 2018. In the future, our ownership stake in AquaBounty may drop below 50 percent, which may result in our deconsolidating AquaBounty.
Mergers, acquisitions, and technology in-licensing
We may augment our suite of proprietary technologies through mergers or acquisitions of technologies, which would then become available to new or existing ventures, including operating subsidiaries, JVs, and collaborations. Among other things, we may pursue technologies that we believe will be generally complementary to our existing technologies and also meet our desired return on investment and other economic criteria. In certain cases, such technologies may already be applied in the production of products or services and in these cases we may seek to expand the breadth or efficacy of such products or services through the use of our technologies. There have been no mergers, acquisitions or significant technology in-licensing activities in 2018. For a discussion of our 2017 acquisition, see "Notes to the Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report.

Financial overview
We have incurred significant losses since our inception. We anticipate that we may continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. Outside of collaboration and license fee payments and sales of products and services, which vary over time, we have not generated significant revenues, including revenues or royalties from product sales by us or our collaborators. Certain of our consolidated subsidiaries require regulatory approval and/or commercial scale-up before they may commence significant product sales and operating profits.
We expect our future capital requirements will be substantial, particularly as we continue to develop our business and expand our synthetic biology technology platform. In January 2018, we closed a public offering of 6,900,000 shares of our common stock, including 1,000,000 shares of common stock purchased by affiliates of Third Security, LLC, or Third Security, the net proceeds of which were $82.4 million, after deducting underwriting discounts and commissions and offering expenses paid by us. Additionally, in July 2018, we closed a public offering of $200 million aggregate principal amount of 3.50 percent convertible senior notes due 2023, or the Notes. We believe that our existing cash and cash equivalents, short-term investments, cash expected to be received from our current collaborators and for sales of products and services provided by our consolidated subsidiaries, and cash received in our July 2018 offering will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. In conjunction with the closing of the Notes, the Preferred Stock Equity Facility, or Preferred Stock Facility, with an affiliate of Third Security, pursuant to which we had an option to issue up to $100 million of Series A Redeemable Preferred Stock, or Series A Preferred Stock, was terminated. No shares of Series A Preferred Stock were issued under the Preferred Stock Facility.
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
From time to time, we and certain collaborators may cancel the agreements, relieving us of any further performance obligations under the agreement. Upon such cancellation or when we determine no further performance obligations are required of us under an agreement, we may recognize any remaining deferred revenue.
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
The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies, the costs incurred to develop a specific application of our technologies in support of current or prospective partners, or costs incurred to expand or otherwise improve our products and services for the three and six months ended June 30, 2018 and 2017. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies, specific applications of our technologies in support of current or prospective partners, or expanding or improving our product and services offerings. Additionally, other research and development expenses for the three and six months ended June 30, 2018, include approximately $5.3 million of one-time costs associated with closing one of Oxitec's Brazilian subsidiary's leased research and development facilities as we decentralized operations previously conducted in this facility.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Expansion or improvement of our platform technologies	$4,715	$4,021	$8,509	$6,824
Specific applications of our technologies in support of current and prospective partners	18,553	17,833	36,764	37,006
Expansion or improvement of our product and service offerings	7,690	6,761	15,702	13,113
Other	11,091	5,396	18,212	11,248
Total research and development expenses	$42,049	$34,011	$79,187	$68,191

We expect that our research and development expenses will increase as we enter into new collaborations, develop our own proprietary programs, and expand our offerings. We believe these increases will likely include increased costs related to the hiring of additional personnel in research and development functions, increased costs paid to consultants and contract research organizations and increased costs related to laboratory supplies. Research and development expenses may also increase as a result of ongoing research and development operations that we might assume through mergers and acquisitions.
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
We expect that our SG&A expenses will continue to increase to support our expanding operations as we explore new partnering opportunities and continue to develop our proprietary programs. We believe that these increases will likely include costs related to the hiring of additional personnel and increased fees for business development functions, costs associated with defending us in litigation matters, the costs of outside consultants and other professional services. SG&A expenses may also increase as a result of ongoing operations that we might assume through mergers and acquisitions.
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
Interest expense is expected to increase in future periods as we incur interest expense related to the Notes issued in July 2018.
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

Results of operations
Comparison of the three months ended June 30, 2018 and the three months ended June 30, 2017
The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
	(In thousands)
Revenues (1)
Collaboration and licensing revenues (2)	$17,450	$28,164	$(10,714)	(38.0)%
Product revenues	9,568	9,980	(412)	(4.1)%
Service revenues	17,718	15,884	1,834	11.5%
Other revenues	539	405	134	33.1%
Total revenues	45,275	54,433	(9,158)	(16.8)%
Operating expenses
Cost of products	10,639	8,861	1,778	20.1%
Cost of services	7,895	7,988	(93)	(1.2)%
Research and development	42,049	34,011	8,038	23.6%
Selling, general and administrative	34,427	38,843	(4,416)	(11.4)%
Total operating expenses	95,010	89,703	5,307	5.9%
Operating loss	(49,735)	(35,270)	(14,465)	41.0%
Total other income (expense), net	(13,671)	18,128	(31,799)	(175.4)%
Equity in loss of affiliates	(4,550)	(3,333)	(1,217)	36.5%
Loss before income taxes	(67,956)	(20,475)	(47,481)	>200%
Income tax benefit	1,127	813	314	38.6%
Net loss	(66,829)	(19,662)	(47,167)	>200%
Net loss attributable to noncontrolling interests	1,447	998	449	45.0%
Net loss attributable to Intrexon	$(65,382)	$(18,664)	$(46,718)	>200%

(1)
Revenues in 2018 are accounted for under Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606, and revenues in 2017 are accounted for under ASC 605, Revenue Recognition, or ASC 605. We adopted ASC 606 on January 1, 2018 using the modified retrospective method, which applies the changes in accounting prospectively and does not restate prior periods.

(2)	Including $13,148 and $24,558 from related parties for the three months ended June 30, 2018 and 2017, respectively.

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenues recognized for the three months ended June 30, 2018 and 2017, together with the changes in those items.

	Three Months Ended June 30,		Dollar Change
	2018	2017
	(In thousands)
ZIOPHARM Oncology, Inc.	$3,423	$9,964	$(6,541)
Oragenics, Inc.	37	475	(438)
Fibrocell Science, Inc.	331	1,953	(1,622)
Genopaver, LLC	1,072	1,513	(441)
S & I Ophthalmic, LLC	—	72	(72)
OvaXon, LLC	—	880	(880)
Intrexon Energy Partners, LLC	819	1,920	(1,101)
Persea Bio, LLC	306	266	40
Ares Trading S.A.	3,526	2,803	723
Intrexon Energy Partners II, LLC	553	956	(403)
Intrexon T1D Partners, LLC	703	1,288	(585)
Harvest Start-up Entities (1)	5,904	4,452	1,452
Other	776	1,622	(846)
Total	$17,450	$28,164	$(10,714)

(1)
For the three months ended June 30, 2018 and 2017, revenues recognized from collaborations with Harvest start-up entities include: Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc. For the three months ended June 30, 2017, revenues recognized from collaborations with Harvest start-up entities also include Relieve Genetics, Inc.

Collaboration and licensing revenues decreased $10.7 million, or 38 percent, from the three months ended June 30, 2017 due to a decrease in research and development services for certain of our ECCs as we redeployed certain resources towards supporting prospective new platforms and partnering opportunities and began to focus more on the further development of relationships and structures that provide us with more control and ownership over the development process and commercialization path.
Product revenues and gross margin
Product revenues were consistent period over period. Gross margin on products declined in the current period as a result of increased operating costs associated with new product offerings and cloned products.
Service revenues and gross margin
Service revenues increased $1.8 million, or 12 percent, over the three months ended June 30, 2017. The increase in service revenues and gross margin thereon relates to pricing changes and an increase in the number of embryos produced per bovine in vitro fertilization cycle due to improved production results.
Research and development expenses
Research and development expenses increased $8.0 million, or 24 percent, over the three months ended June 30, 2017. Current period research and development expenses include $5.3 million of one-time costs associated with closing one of Oxitec's Brazilian subsidiary's leased research and development facilities as we decentralized operations previously conducted in this facility. Additionally, depreciation and amortization increased $1.0 million primarily as a result of the depreciation expense on research and development assets and amortization of developed technology acquired from GenVec, Inc., or GenVec, in June 2017.

Selling, general and administrative expenses
SG&A expenses decreased $4.4 million, or 11 percent, from the three months ended June 30, 2017. Legal and professional fees decreased $2.2 million primarily due to (i) decreased legal fees associated with ongoing litigation and (ii) decreased fees incurred for regulatory and other consultants. Salaries, benefits and other personnel costs decreased $1.8 million primarily due to lower share-based compensation expense as a result of certain 2014 stock option grants becoming fully vested in March 2018, partially offset by increased compensation expenses related to performance and retention incentives for SG&A employees.
Total other income (expense), net
Total other income (expense), net, decreased $31.8 million, or 175 percent, from the three months ended June 30, 2017. This decrease was primarily attributable to decreases in fair market value of our equity securities portfolio, investments in preferred stock, and other convertible instruments.
Comparison of the six months ended June 30, 2018 and the six months ended June 30, 2017
The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Dollar Change	Percent Change
	2018	2017
	(In thousands)
Revenues (1)
Collaboration and licensing revenues (2)	$37,298	$61,229	$(23,931)	(39.1)%
Product revenues	16,720	18,110	(1,390)	(7.7)%
Service revenues	29,965	27,915	2,050	7.3%
Other revenues	958	683	275	40.3%
Total revenues	84,941	107,937	(22,996)	(21.3)%
Operating expenses
Cost of products	19,169	17,624	1,545	8.8%
Cost of services	14,678	14,792	(114)	(0.8)%
Research and development	79,187	68,191	10,996	16.1%
Selling, general and administrative	74,164	73,981	183	0.2%
Total operating expenses	187,198	174,588	12,610	7.2%
Operating loss	(102,257)	(66,651)	(35,606)	53.4%
Total other income (expense), net	(10,184)	21,546	(31,730)	(147.3)%
Equity in loss of affiliates	(7,010)	(8,280)	1,270	(15.3)%
Loss before income taxes	(119,451)	(53,385)	(66,066)	123.8%
Income tax benefit	5,213	1,346	3,867	>200%
Net loss	(114,238)	(52,039)	(62,199)	119.5%
Net loss attributable to noncontrolling interests	2,691	1,976	715	36.2%
Net loss attributable to Intrexon	$(111,547)	$(50,063)	$(61,484)	122.8%

(1)
Revenues in 2018 are accounted for under ASC 606, and revenues in 2017 are accounted for under ASC 605. We adopted ASC 606 on January 1, 2018 using the modified retrospective method, which applies the changes in accounting prospectively and does not restate prior periods.

(2)	Including $29,788 and $53,445 from related parties for the six months ended June 30, 2018 and 2017, respectively.

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenues recognized for the six months ended June 30, 2018 and 2017, together with the changes in those items.

	Six Months Ended June 30,		Dollar Change
	2018	2017
	(In thousands)
ZIOPHARM Oncology, Inc.	$8,800	$20,949	$(12,149)
Oragenics, Inc.	162	1,044	(882)
Fibrocell Science, Inc.	624	3,692	(3,068)
Genopaver, LLC	2,387	3,193	(806)
S & I Ophthalmic, LLC	—	375	(375)
OvaXon, LLC	—	1,704	(1,704)
Intrexon Energy Partners, LLC	2,016	7,006	(4,990)
Persea Bio, LLC	515	555	(40)
Ares Trading S.A.	5,949	6,118	(169)
Intrexon Energy Partners II, LLC	931	2,105	(1,174)
Intrexon T1D Partners, LLC	2,031	2,420	(389)
Harvest Start-up Entities (1)	9,101	7,815	1,286
Other	4,782	4,253	529
Total	$37,298	$61,229	$(23,931)

(1)
For the six months ended June 30, 2018 and 2017, revenues recognized from collaborations with Harvest start-up entities include: Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; AD Skincare, Inc.; Genten Therapeutics, Inc.; and CRS Bio, Inc. For the six months ended June 30, 2017, revenues recognized from collaborations with Harvest start-up entities also include Relieve Genetics, Inc.

Collaboration and licensing revenues decreased $23.9 million, or 39 percent, from the six months ended June 30, 2017 due to a decrease in research and development services for certain of our ECCs as we redeployed certain resources towards supporting prospective new platforms and partnering opportunities and began to focus more on the further development of relationships and structures that provide us with more control and ownership over the development process and commercialization path. This decrease was partially offset by the accelerated recognition of the remaining balance of previously deferred revenue related to our ECC with OvaScience, Inc., which was mutually terminated in March 2018.
Product revenues and gross margin
Product revenues decreased $1.4 million, or 8 percent, from the six months ended June 30, 2017. The decrease in product revenues was primarily due to lower customer demand for live calves and cows previously used in production. Gross margin on products declined in the current period as a result of the lower product sales and increased operating costs associated with new product offerings and cloned products.
Service revenues and gross margin
Service revenues increased $2.1 million, or 7 percent, over the six months ended June 30, 2017. The increase in service revenues and gross margin thereon relates to pricing changes and an increase in the number of embryos produced per bovine in vitro fertilization cycle performed due to improved production results.
Research and development expenses
Research and development expenses increased $11.0 million, or 16 percent, over the six months ended June 30, 2017. Current period research and development expenses include $5.3 million of one-time costs associated with closing one of Oxitec's Brazilian subsidiary's leased research and development facilities as we decentralized operations previously conducted in this facility. Research and development salaries, benefits, and other personnel costs increased $2.0 million due to an increase in research and development headcount necessary to invest in current or expanding platforms and increased compensation expenses related to performance and retention incentives for research and development employees. Depreciation and amortization increased $2.1 million primarily as a result of depreciation expense on research and development assets and the amortization of developed technology acquired from GenVec in June 2017.
Selling, general and administrative expenses
SG&A expenses were consistent period over period as a result of offsetting changes. Legal and professional fees decreased $4.6 million primarily due to (i) decreased legal fees associated with ongoing litigation and (ii) decreased fees incurred for regulatory and other consultants. Salaries, benefits and other personnel costs increased $4.3 million primarily due to increased compensation expenses related to performance and retention incentives for SG&A employees.
Total other income (expense), net
Total other income (expense), net, decreased $31.7 million, or 147 percent, from the six months ended June 30, 2017. This decrease was primarily attributable to decreases in fair market value of our equity securities portfolio, investments in preferred stock, and other convertible instruments.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception and as of June 30, 2018, we had an accumulated deficit of $932.8 million. From our inception through June 30, 2018, we have funded our operations principally with proceeds received from private and public offerings, cash received from our collaborators and through product and service sales made directly to customers. As of June 30, 2018, we had cash and cash equivalents of $78.5 million. In July 2018, we issued $200 million aggregate principal amount of Notes. Cash in excess of immediate requirements is typically invested primarily in money market funds and U.S. government debt securities in order to maintain liquidity and preserve capital.
We currently generate cash receipts primarily from technology access fees, reimbursement of research and development services performed by us and sales of products and services.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash provided by (used in):
Operating activities	$(58,058)	$(47,830)
Investing activities	(20,920)	52,283
Financing activities	88,946	(2,738)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	381	464
Net increase in cash, cash equivalents and restricted cash	$10,349	$2,179
Cash flows from operating activities:
During the six months ended June 30, 2018, our net loss was $114.2 million, which includes the following significant noncash expenses that total $75.5 million: (i) $20.2 million of stock-based compensation expense, (ii) $16.9 million of depreciation and amortization expense, (iii) $20.3 million of noncash net unrealized losses on our equity securities and preferred stock, (iv) $7.0 million of equity in net loss of affiliates, (v) $5.6 million of losses on disposals of long-lived assets, and (vi) $5.5 million of shares issued as payment for services. These expenses were partially offset by $9.9 million of noncash dividend income. Additionally, we had a $5.3 million net increase in our operating assets and liabilities. During the six months ended June 30, 2017, our net loss was $52.0 million, which includes the following significant noncash expenses that total $48.8 million: (i)

$19.9 million of stock-based compensation expense, (ii) $14.9 million of depreciation and amortization expense, (iii) $8.3 million of equity in net loss of affiliates, and (iv) $5.7 million of shares issued as payment for services. These expenses were partially offset by $8.0 million of noncash dividend income and $7.1 million of noncash net unrealized gains on our equity securities and preferred stock. Additionally, we had a $26.3 million net increase in our operating assets and liabilities.
Cash flows from investing activities:
During the six months ended June 30, 2018, we received proceeds of $6.0 million from the maturity of short-term investments and $2.6 million from the return of the balance from an investment in an affiliate that was dissolved, and used $21.6 million for purchases of property, plant and equipment and $8.5 million for investments in our JVs. During the six months ended June 30, 2017, we received proceeds of $88.0 million from the maturity of short-term investments and used $18.3 million for purchases of property, plant and equipment, $14.2 million for the purchase of a land-based aquaculture facility by AquaBounty, and $4.6 million for investments in our JVs.
Cash flows from financing activities:
During the six months ended June 30, 2018, we received $88.0 net proceeds from public financings in January. During the six months ended June 30, 2017, we paid $2.0 million of deferred consideration to former shareholders of an acquired business and $0.9 million to acquire the remaining noncontrolling interests of one of our subsidiaries.
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
We believe that our existing cash and cash equivalents, cash expected to be received from our current collaborators and for sales of products and services provided by our consolidated subsidiaries, and proceeds received from the issuance of the Notes in July 2018 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months.
We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of any payments received in connection with strategic transactions;

•	the timing, receipt and amount of upfront, milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	our ability to maintain or improve the volume and pricing of our current product and service offerings and to develop new offerings, including those that may incorporate new technologies;

•	the timing and capital requirements to scale up our various product and service offerings and customer acceptance thereof;

•	our ability to maintain and establish additional collaborative arrangements and/or new strategic initiatives;

•	the timing of regulatory approval of products of our collaborations and operations;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	investments we may make in current and future collaborators, including JVs;

•	strategic mergers and acquisitions, including both the upfront acquisition cost as well as the cost to integrate, maintain, and expand the strategic target; and

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes.
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
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments as of June 30, 2018 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$77,792	$8,385	$19,005	$15,842	$34,560
Purchase commitments	13,018	8,240	4,778	—	—
Long-term debt (1)	5,663	489	776	1,197	3,201
Contingent consideration	585	—	585	—	—
Total	$97,058	$17,114	$25,144	$17,039	$37,761

(1)
In July 2018, we issued $200 million aggregate principal amount of Notes. The Notes bear interest at a rate of 3.50 percent per year, payable semiannually in arrears on January 1 and July 1 of each year beginning on January 1, 2019. The Notes will mature on July 1, 2023, unless earlier repurchased or converted. The Notes will be convertible into cash, shares of our common stock or a combination of cash and shares, at our election. The Notes and related interest are not included in the table above.

In addition to the obligations in the table above, as of June 30, 2018 we also have the following significant contractual obligations described below.
In conjunction with the formation of our JVs, we committed to making future capital contributions of at least $40.0 million to the JVs, subject to certain conditions and limitations. As of June 30, 2018, our remaining capital contribution commitments to our JVs were $17.3 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
We are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products that incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. At June 30, 2018, we also had research and development commitments with third parties totaling $13.5 million that had not yet been incurred.
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
In January 2009, AquaBounty was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. Amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. AquaBounty claimed all amounts available under the grant, resulting in total long-term debt of $2.1 million on our consolidated balance sheet as of June 30, 2018. This amount is not included in the table above due to the uncertainty of the timing of repayment.
Net operating losses
As of June 30, 2018, we had net operating loss carryforwards of approximately $309.7 million for U.S. federal income tax purposes available to offset future taxable income, and U.S. federal and state research and development tax credits of approximately $7.8 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. These carryforwards begin to expire in 2022. Our direct foreign subsidiaries have foreign loss carryforwards of approximately $154.8 million, most of which do not expire. Excluding certain deferred tax liabilities totaling $10.2 million, our remaining net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.
As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of June 30, 2018, Intrexon has utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of June 30, 2018, approximately $33.6 million of domestic net operating losses were inherited via acquisition, including approximately $13.4 million acquired in our acquisition of GenVec, and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
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

There have been no material changes to our critical accounting policies from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report, except as follows:
Revenue Recognition
Effective January 1, 2018, we apply ASC 606. Under ASC 606, we recognize revenue when our customer obtains control of the promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the promises and distinct performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligations.
Our revenue recognition accounting policies for periods prior to January 1, 2018 can be found in the audited consolidated financial statements and related notes thereto included in our Annual Report.
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
The transaction price is allocated to the performance obligations in the agreement based on the standalone selling price of each performance obligation. We typically group the promises in our collaboration and licensing agreements into one performance obligation so the entire transaction price relates to this single performance obligation. The technology license included in the single performance obligation is considered a functional license. However, it is typically combined into a single performance obligation as we provide interrelated research and development services along with other obligations over an estimated period of performance. We utilize judgment to determine the most appropriate method to measure our progress of performance under the agreement, primarily based on inputs necessary to fulfill the performance obligation. We evaluate our measure of progress to recognize revenue each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. Our measure of performance and revenue recognition involves significant judgment and assumptions, including, but not limited to, estimated costs and timelines to complete our performance obligations. We evaluate modifications and amendments to our contracts to determine whether any changes should be accounted for prospectively or on a cumulative catch-up basis.
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
From time to time, we and certain collaborators may cancel our agreements, relieving us of any further performance obligations under the agreement. Upon such cancellation or when we have determined no further performance obligations are required of us under an agreement, we recognize any remaining deferred revenue.
Product and service revenues
We generate product and service revenues primarily through sales of products and services that are created from technologies developed or owned by us. Our current offerings include sales of advanced reproductive technologies, including our bovine embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production. As each promised product or service is distinct, we recognize the transaction price as revenue when the customer takes ownership of the promised product or when the promised service is rendered. Payment terms are typically due within 30 days.
Recent accounting pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see "Notes to the Consolidated Financial Statements (Unaudited) - Note 2" appearing elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following sections provide quantitative information on our exposure to interest rate risk, stock price risk, and foreign currency exchange risk. We make use of sensitivity analyses, which are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.
Interest rate risk
We had cash, cash equivalents and short-term investments of $78.8 million and $74.4 million at June 30, 2018 and December 31, 2017, respectively. Our cash and cash equivalents and short-term investments consist of cash, money market funds, U.S. government debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities and certificates of deposit, which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Investments in publicly traded companies' common stock
We have common stock investments in several publicly traded companies that are subject to market price volatility. We have adopted the fair value method of accounting for these investments, except for our investment in AquaBounty as further described below, and therefore, have recorded them at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income, net for the period. As of June 30, 2018 and December 31, 2017, the original aggregate cost basis of these investments was $100.1 million and $102.6 million, respectively, and the market value was $11.9 million and $15.1 million, respectively. The fair value of these investments is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these companies. The fair value of these investments as of June 30, 2018 would be approximately $13.1 million and $9.5 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2017 would be approximately $16.6 million and $12.1 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
The common stock of AquaBounty is traded on the NASDAQ Stock Market. As of June 30, 2018, we owned 6,700,738 shares, or approximately 52 percent. The fair value of our investment in AquaBounty as of June 30, 2018 and December 31, 2017 was $22.3 million and $18.2 million, respectively, based on AquaBounty's quoted closing price on the NASDAQ Stock Market. The fair value of our investment in AquaBounty as of June 30, 2018 would be approximately $24.5 million and $17.8 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2017 would be approximately $20.0 million and $14.6 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty.
Investments in publicly traded companies' preferred stock
We have preferred stock investments in several publicly traded companies, most of which may be converted to common stock in the future. We have adopted the fair value method of accounting for these investments whereby the value of preferred stock is adjusted to fair value as of each reporting date. As of June 30, 2018 and December 31, 2017, the original cost basis of these investments, including dividends, was $158.2 million and $148.3 million, respectively, and the fair value of these investments was $153.8 million and $161.2 million, respectively. The fair value of these investments is subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of the preferred stock into common stock, the volatility of each company's common stock, and changes in general economic and financial conditions of these companies. The fair value of these investments as of June 30, 2018 would be approximately $169.2 million and $123.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments. The fair value of these investments as of December 31, 2017 would be approximately $177.3 million and $129.0 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the value of the investments.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our principal executive and financial officers have concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Division of Enforcement of the SEC is conducting an investigation that we believe concerns certain issues raised by the previously disclosed consolidated putative shareholder class action lawsuit, captioned Intrexon Corporation Securities Litigation, that was dismissed on November 1, 2017, and the previously disclosed shareholder derivative action, captioned Basile v. Kirk et al., that was dismissed on January 25, 2018. We have met with the SEC staff and are voluntarily cooperating with their investigation. Our board of directors has authorized our Special Litigation Committee to monitor our interaction with the SEC staff. In addition, see "Part II, Item 1, Legal Proceedings" in our amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2018, for information regarding the April 13, 2018 grant of a motion to nonsuit in another derivative complaint captioned Luger v. Kirk et al.
Item 1A. Risk Factors
As disclosed in "Item 1A. Risk Factors" in our Annual Report, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. There are no additional material updates or changes to our risk factors since the filing of our Annual Report, except as follows:
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
In addition, the Notes are our obligations exclusively and are not guaranteed by any of our operating subsidiaries. A substantial portion of our consolidated assets is held by our subsidiaries. Accordingly, our ability to service our debt, including the Notes, depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including the Notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the Notes or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from such subsidiaries may be subject to contractual and other restrictions and are subject to other business considerations.
Despite our current debt levels, we may still incur substantially more debt or take other actions that would intensify the risks discussed above.
Despite our current consolidated debt levels, we and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due.
We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Holders of Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100 percent of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as ASC Subtopic 470-20, Debt with Conversion and Other Options, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of shareholders' equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.
The issuance of our common stock pursuant to a share lending agreement, including sales of the shares that we lend, and other market activity related to the share lending agreement may lower the market price of our common stock.
In connection with our offering of the Notes in July 2018, we entered into a share lending agreement with J.P. Morgan Securities LLC (which we refer to when acting in this capacity as the "share borrower"), the underwriter for our offering, pursuant to which we agreed to lend up to 7,479,431 shares of our common stock to the share borrower.
We have been informed by the share borrower that it or one of its affiliates intends to use the short position created by the share loan and the concurrent short sales of the borrowed shares to facilitate transactions by which investors in the Notes, or the Notes Investors, may hedge their investments through short sales or privately negotiated derivatives transactions.

The existence of the share lending agreement in connection with the offering of the borrowed shares, the short sales of our common stock effected in connection with the sale of the Notes and the related derivatives transactions, or any unwind of such short sales or derivatives transactions, could cause the market price of our common stock to be lower over the term of the share lending agreement than it would have been had we not entered into that agreement, due to the effect of the increase in the number of outstanding shares of our common stock or otherwise. For example, in connection with any cash settlement of any such derivative transaction, the share borrower or its affiliates may purchase shares of our common stock and the Notes Investors may sell shares of our common stock, which could temporarily increase, temporarily delay a decline in, or temporarily decrease, the market price of our common stock. The market price of our common stock could be further negatively affected by these or other short sales of our common stock, including other sales by the Notes Investors hedging their investment therein.
Adjustments by the Notes Investors of their hedging positions in our common stock and the expectation thereof may have a negative effect on the market price of our common stock.
The borrowed shares are used by the Notes Investors to establish hedged positions with respect to our common stock through short sale transactions or privately negotiated derivative transactions. The number of borrowed shares may be more or less than the number of shares that will be needed in such hedging transactions. Any buying or selling of shares of our common stock by those Notes Investors to adjust their hedging positions may affect the market price of our common stock.
In addition, the existence of the Notes may also encourage short selling by market participants because the conversion of the Notes could depress our common stock price. The price of our common stock could be affected by possible sales of our common stock by the Notes Investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to occur involving our common stock. This hedging or arbitrage trading activity could, in turn, affect the market price of the Notes.
Changes in the accounting guidelines relating to the borrowed shares or our inability to classify the borrowed shares as equity could decrease our reported earnings per share and potentially our common stock price.
Because the borrowed shares (or identical shares) must be returned to us when the share lending agreement terminates pursuant to its terms (or earlier in certain circumstances), we believe that under U.S. GAAP, as presently in effect, assuming the borrowed shares issued pursuant to the share lending agreement are classified as equity under U.S. GAAP, the borrowed shares will not be considered outstanding for the purpose of computing and reporting our earnings per share. If accounting guidelines were to change in the future or we are unable to classify the borrowed shares issued pursuant to the share lending agreement as equity, we may be required to treat the borrowed shares as outstanding for purposes of computing earnings per share, our reported earnings per share would be reduced and our common stock price could decrease, possibly significantly.
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
Although we maintain insurance to protect ourselves in the event of a breach or disruption of our information systems, we cannot ensure that the coverage is adequate to compensate for any damages that may be incurred.

Additionally, in evaluating our risks, readers also should carefully consider the risk factors discussed in our Annual Report, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From April 1, 2018 through June 30, 2018, we issued 139,691 unregistered shares of our common stock as payment under the Services Agreement entered into and effective as of November 1, 2015, as amended, by and between us and Third Security as previously discussed in our Current Report on Form 8-K filed on January 2, 2018. We issued these shares of common stock in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act.
Item 6. Exhibits

Exhibit No.	Description
4.1*
Base Indenture, dated July 3, 2018, by and between Intrexon Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Intrexon Corporation's Current Report on Form 8-K filed on July 3, 2018 with the Securities and Exchange Commission).

4.2*
First Supplemental Indenture (including the form of 3.50% convertible senior notes due 2023), dated July 3, 2018, by and between Intrexon Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Intrexon Corporation's Current Report on Form 8-K filed on July 3, 2018 with the Securities and Exchange Commission).

10.1*†
Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, as amended, Restricted Stock Unit Agreement, by and between Intrexon Corporation and Randal J. Kirk, effective as of April 1, 2018 (incorporated by reference to Exhibit 10.1 to Intrexon Corporation's Current Report on Form 8-K filed on April 5, 2018 with the Securities and Exchange Commission).

10.2*
Share Lending Agreement, dated June 28, 2018, by and between Intrexon Corporation, J.P. Morgan Securities LLC and JPMorgan Chase Bank, National Association, New York Branch (incorporated by reference to Exhibit 10.1 to Intrexon Corporation's Current Report on Form 8-K filed on July 3, 2018 with the Securities and Exchange Commission).

10.3*
Termination of Preferred Stock Equity Facility Agreement, dated June 28, 2018 (incorporated by reference to Exhibit 10.2 to Intrexon Corporation's Current Report on Form 8-K filed on July 3, 2018 with the Securities and Exchange Commission).

10.4*
Amendment to the Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, as amended, effective as of June 7, 2018 (incorporated by reference to Exhibit 10.1 to Intrexon Corporation's Current Report on Form 8-K filed on June 8, 2018 with the Securities and Exchange Commission).

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

101.0
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2018 and 2017, (iv) the Consolidated Statements of Shareholders' and Total Equity for the six months ended June 30, 2018, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (vi) the Notes to Consolidated Financial Statements.

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