Form 10-K
period 2018-12-31
INTREXON CORP
filed 2019-03-01
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-36042
 INTREXON CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	26-0084895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20374 Seneca Meadows Parkway Germantown, Maryland	20876
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code (301) 556-9900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Intrexon Corporation Common Stock, No Par Value	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the registrant's common stock held by non-affiliates based upon the closing price of such shares on the New York Stock Exchange on such date was approximately $959.4 million.
As of February 15, 2019, 160,408,958 shares of common stock, no par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2018.

________________________
Intrexon®, Trans Ova Genetics®, EnviroFlight®, Oxitec®, Arctic®, ActoBiotics®, ViaGen®, Okanagan Specialty Fruits®, RheoSwitch®, UltraVector®, Design-Build-Test-Learn®, AquAdvantage®, RTS®, and RheoSwitch Therapeutic System® are our and/or our affiliates' registered trademarks in the United States and AquaBounty™, GenVec™, Precigen™, AdenoVerse™, ActoBio Therapeutics™, Progentus™, AttSite™, LEAP™, Florian™ and Precigen Therapeutics™ are our and/or our affiliates' common law trademarks in the United States. This Annual Report on Form 10-K, or Annual Report, and the information incorporated herein by reference contain references to trademarks, service marks and trade names owned by us or other companies. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names. We do not intend our use or display of other companies' trade names, service marks or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective owners. Unless the context requires otherwise, references in this Annual Report to "Intrexon", "we", "us", and "our" refer to Intrexon Corporation.
Special Note Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report regarding our strategy, future events, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "predict", "project", "would", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our strategy and overall approach to our business model;

•	our ability to successfully enter new markets or develop additional products, whether independently or with our collaborators;

•	our ability to successfully enter into optimal strategic relationships with our subsidiaries and operating companies that we may form in the future;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	actual or anticipated variations in our operating results;

•	our current and future joint ventures, or JVs, exclusive channel collaborations, or ECCs, license agreements and other collaborations;

•	developments concerning our collaborators and licensees;

•	actual or anticipated fluctuations in our competitors' or our collaborators' and licensees' operating results or changes in their respective growth rates;

•	our cash position;

•	market conditions in our industry;

•	our ability to protect our intellectual property and other proprietary rights and technologies;

•	our ability to adapt to changes in laws, regulations and policies;

•
our ability and the ability of our collaborators and licensees to adapt to changes in laws, regulations and policies and to secure any necessary regulatory approvals to commercialize any products developed by us or under our ECCs, license agreements and JVs;

•	the ability of our collaborators and licensees to protect our intellectual property and other proprietary rights and technologies;

•	our ability and the ability of our collaborators and licensees to develop and successfully commercialize products enabled by our technologies;

•	the rate and degree of market acceptance of any products developed by us, our subsidiaries, a collaborator under an ECC or through a JV or license under a license agreement;

•	our ability to retain and recruit key personnel;

•	the result of litigation proceedings or investigations that we face currently or may face in the future;

•	our expectations related to the use of proceeds from our public offerings and other financing efforts; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.
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
Synthetic biology is a rapidly evolving discipline that applies engineering principles to biological systems to enable rational, design-based control of cellular function for a specific purpose. Using our suite of proprietary and complementary technologies, we design, build and regulate gene programs, which are DNA sequences that consist of key genetic components. A single gene program or a complex, multi-genic program is fabricated and stored within a DNA vector. Vectors are segments of DNA used as a vehicle to transmit genetic information. DNA vectors can, in turn, be introduced into cells in order to generate a simple or complex cellular system, which are the basic and complex cellular activities that take place within a cell and the interaction of those systems in the greater cellular environment. It is these genetically modified cell systems that can be used to produce biological effector molecules, or be employed directly to enable the development of new and improved products and manufacturing processes across a variety of end markets, including health, food, energy, and environment. Our synthetic biology capabilities include the ability to precisely control the amount, location and modification of biological molecules to control the function and output of living cells and optimize for desired results at an industrial scale.
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
While the field of synthetic biology is still emerging, the addressable markets that may benefit from this approach are large and well-established. In health, synthetic biology may provide new approaches to treating diseases, as well as improvements to the manufacture of existing products. It is estimated that in 2018 the global biopharmaceuticals market was over $237 billion. While genetically modified salmon or tilapia may be considered new products, the global market for aquaculture was estimated at more than $170 billion in 2017. Genetically modified agricultural plants are already grown on approximately 180 million hectares around the world and have a global market value greater than $15 billion. In energy, we are working to create novel, highly engineered bacteria that utilize specific energy feedstocks, typically pipeline grade natural gas, to synthesize commercial end products, such as isobutanol for gasoline blending, 2,3 Butanediol for conversion to synthetic rubber and 1,4 Butanediol for polyester. In aggregate, the value of such fuel and chemical products are significant, representing the potential of billions of dollars in estimated market opportunity.
We believe our technologies are broadly applicable across many diverse end markets. Historically, we built our business primarily around the formation of ECCs. An ECC is an agreement with a collaborator to develop products based on technologies in a specifically defined field. Through our ECCs, we provide expertise in the engineering of gene programs and cellular systems, and our collaborators are responsible for providing market and product development expertise, as well as sales and marketing capabilities. In addition, we have sometimes executed a research collaboration to develop an early-stage program pursuant to which we received reimbursement for our development costs but the exclusive commercial rights, and related access fees, were deferred until completion of an initial research program.
Over time, our strategy has evolved away from ECC-type collaborations to relationships and structures that provide us with more control and ownership over the development process and commercialization path. In these new relationships and structures, we bear more of the responsibility to fund the projects and execute on product candidate development. For example, in October 2018, through our wholly owned subsidiary, Precigen Therapeutics, Inc., or Precigen, we entered into a license agreement, the ZIOPHARM License Agreement, with ZIOPHARM Oncology, Inc., or ZIOPHARM, which terminated and replaced the terms of an ECC with ZIOPHARM. The ZIOPHARM License Agreement gives us development and commercialization control over certain products previously licensed to ZIOPHARM. Additionally, in December 2018, we reacquired the rights to use Chimeric Antigen Receptor T-cell (CAR-T) technologies that were previously licensed to Ares Trading S.A., a wholly owned subsidiary of Merck KGaA, collectively Merck KGaA. See "Notes to the Consolidated Financial Statements - Note 5" appearing elsewhere in this Annual Report for further discussion.

In certain strategic circumstances, we may enter into a JV with a third-party collaborator whereby we may contribute access to our technology, cash or both into the JV, which we will jointly control with our collaborator. Pursuant to a JV agreement, we may be required to contribute additional capital to the JV, and we may be able to receive a higher financial return than we would normally receive from an ECC, to the extent that we and our collaborator are successful in developing one or more products. Additionally, we are increasing the resources that we are expending internally on early-stage proof-of-concept programs where we believe we can leverage our competitive edge in gene program creation and host cell and genome expertise. We are also seeking to partner our more mature programs and capabilities or later-stage assets. In this way, we endeavor to leverage our capital resources and ultimately hope to realize significant value from our mature assets.
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
Consistent with the ongoing evolution of our strategy, we routinely consider ways to organize our business and the grouping of our assets to facilitate strategic opportunities.
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
In the early 1970s, scientists utilized basic tools and procedures for transferring DNA from one organism to another. Foundational tools included: gene programs contained in vectors; enzymes that could cut DNA at specific sites; and enzymes that could "glue" two complementary segments of DNA together. Developments between 1980 and the end of the 20th century advanced the field of genetic engineering, including automated DNA sequencing, DNA amplification via polymerase chain reaction and the creation of genetically modified organisms, or GMOs. However, the simplistic "cut-and-paste" nature of the available tools and the absence of genomic sequence information significantly restricted the scope of early synthetic biology efforts.
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
Our approach
The essence of our approach is to apply synthetic biology by using an iterative process in which we:

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
As a result of our approach, we have developed extensive knowledge about many classes of DNA components and the rules governing their expression and activity. We have also assembled an inventory of these DNA components that we can use to rationally construct unique vectors with predictable outcomes. The knowledge embedded in our DNA database allows us to create single gene and highly complex multigenic gene programs (an individual gene program containing multiple genes).
To support our approach, we have developed, acquired, and integrated a unique suite of technologies, and we continue to expand upon their capabilities. These technologies are complementary in nature and share some or all of the following key characteristics:

•
Platform neutral — outcome oriented. We can work across different cell types with the objective of achieving the intended biological outcome allowing for product development across a broad spectrum of end markets.

•
Knowledge driven. We use statistical modeling tools and computational analysis to continually acquire more knowledge about biological systems and their design to continually improve our ability to develop new and improved products and processes.

•	Rationally designed. Our knowledge of biological systems and components allows us to design, build and select gene programs.

•	Capable of complexity. Our technologies enable the design and precise control of complex biological molecules and multigenic gene programs.

•	Industrial scale. We use engineering principles and automation to enable products based on synthetic biology that are commercially viable.
Our competitive strengths
We believe that our technologies, our ability to work across multiple host systems and our approach to synthetic biology — design-build-test-learn — give us a competitive advantage over traditional industrial processes as well as current approaches to synthetic biology.
We believe that we have the following competitive strengths:
We have a suite of proprietary and complementary technologies
We have built a suite of proprietary and complementary technologies that provides us with a comprehensive ability to design, create, modify and regulate gene programs and cellular systems across multiple host systems (human, animal, insect, plant, fungi, and bacteria). By virtue of the complementary nature of our technologies, we are able to provide our subsidiaries, JVs, and collaborators with a diverse array of capabilities to potentially develop and commercialize new and differentiated products enabled by synthetic biology.
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
We believe we are a leader in synthetic biology
We believe we are the first company focused exclusively on applying synthetic biology across a broad spectrum of end markets and have been working in the field since 1998. Over the last 21 years, we have accumulated extensive knowledge and experience in the design, modification and regulation of gene programs. We believe all of these factors, coupled with our suite of proprietary and complementary technologies, provide us with advantages in synthetic biology.
We serve large and diverse end markets with high built-in demand
A vast number of products consumed globally are or can be produced using biologically-based processes. Natural resources are becoming more scarce as demand exceeds supply, creating unmet needs for improvements in development and manufacturing. As a result, the need for complex biologically engineered molecules such as those enabled by our synthetic biology technologies is large and spans multiple industries, including health, food, energy, and environment. Each of these markets faces unique challenges, however all have unmet needs for improvements in product development and manufacturing that can result in savings of both cost and time as compared to traditional means of industrial design and production. Because synthetic biology has the potential to deliver against these unmet needs, we believe that significant demand already exists for improved products enabled by synthetic biology. Additionally, there are markets utilizing traditional industrial processes that have failed to recognize the significant improvement in performance that could be achieved using synthetic biology.
Our evolving business strategy allows us to leverage the broad potential of synthetic biology
We believe our ECC business model was a capital efficient and rapid way for us to initiate our participation in a diversified range of product opportunities and industrial end markets, including health, food, energy, and environment. While our ongoing ECCs continue to allow us to participate in the potential upside from products that are enabled by our technologies across a range of industries, we believe that we are now capable of recognizing additional benefit from the product candidates enabled by our technologies through the formation of a variety of business structures, including operating subsidiaries and JVs. The flexibility of this approach, we believe, will enable us to maximize the value we receive for each particular opportunity within various industries in which we operate.
Our suite of proprietary and complementary technologies
We apply the potential of synthetic biology through our suite of proprietary and complementary technologies that combine the principles of precision engineering, statistical modeling, automation and production at an industrial scale. This enables us to engineer precise and complex gene programs across many cell types.
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
In addition to creating optimized gene programs via the most efficient cell signaling pathways and in the relevant cellular environments, we have a growing library of genetic components with our UltraVector platform that enable design and assembly of gene programs that facilitate control over the quality, function, and performance of living cells. Our RheoSwitch inducible gene switch provides quantitative dose-proportionate regulation of the amount and timing of target protein expression, thereby providing another mechanism to closely control activity of a newly constructed gene program. Further, our AttSite Recombinases allow for stable, targeted gene integration and expression. Once cells have been engineered for the desired biological output, the LEAP automated platform can be used to identify and purify cells of interest, such as antibody expressing cells and stem cells. Furthermore, our ActoBiotics platform allows for targeted in situ expression of proteins and peptides from engineered microbes. Finally, our AdenoVerse technology platform is comprised of engineered adenovector serotypes that alone and in conjunction with our ability to further manipulate and improve the platform permits greater tissue specificity and target selection. We believe this platform will deliver a gene capacity exceeding 30kb which is three to six times greater than current viral delivery methods.
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
Human Health
It is estimated that in 2018 the global biopharmaceuticals market was over $237 billion and is projected to reach greater than $388 billion by 2024. We believe that the unreliable, costly discovery and development process for new medicines is being replaced by the engineering of biology at the genetic, molecular, and cellular level. Our ability to regulate complex gene programs and cellular systems by applying the principles of science, engineering, and computational bioinformatics with proprietary technologies is being utilized to design new therapies for humans and animals. We are applying our approach to develop targeted gene therapy applications and novel solutions within oncology, rare diseases, active pharmaceutical ingredients, ocular diseases, and infectious diseases, as well as autoimmune, metabolic, and gastrointestinal disorders. All of our human therapeutic product candidates are in the drug discovery, preclinical, or clinical stages of development.
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
Energy and Chemicals
Biological production via precise enzymatic conversion represents a promising approach for the efficient production of important energy products. Despite this promise, current attempts to produce "clean" energy are expensive to implement and operate at near break-even yields despite government assistance. Additionally, many alternative energy initiatives start from food sources, such as corn and sugarcane. As a result, these low efficiency processes also compete for arable land and water with the agriculture industry. Using our cellular engineering experience and suite of technologies, we have developed microbial cell lines for bioconversion of methane to higher carbon content compounds. We believe this proprietary platform holds the potential to modernize the existing gas-to-liquids industry by generating important fuels and chemicals at a fraction of the cost of traditional conversion methods. Our bioconversion approach also is being designed to reach an overall balance between sustainable productive yields and attractive economic returns.
To date we have accomplished biological production on a non-commercial scale of six fuel and chemical products that have promise in valuable and relatively large markets. These product opportunities are isobutanol for gasoline blending, 2,3 Butanediol and isoprene for conversion to synthetic rubber, 1,4 Butanediol for polyester, farnesene for diesel fuel and lubricants and isobutyraldehyde for acrylics. In aggregate, the value of such fuel and chemical products are significant, representing the potential of billions of dollars in estimated market opportunity.
Environment
Increased globalization has facilitated the spread of pests that affect human and environmental health by carrying disease and damaging crops. In addition, increasing agriculture outputs and employing more industrialized processes to meet the demands of a rapidly growing global population can impact natural resources and affect the environment. We seek to engineer biological solutions that are designed to protect, preserve or restore the environment and promote sustainability of natural resources. These biological approaches may replace products and processes that present an environmental hazard. Examples of products under development include biologically-based approaches that displace petroleum-derived ingredients and polymers, reduce the wasteful practices associated with extracting compounds that occur in limiting amounts in plants and animals, enable toxin-free, species-specific insect control with methods that do not persist in the environment, and facilitate improved sustainability in food systems.
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

For example, effective January 1, 2018, we transferred certain of our gene and cell therapy assets for human health to our wholly owned subsidiary, Precigen. As a further part of this strategic evolution, in October 2018, we entered into the ZIOPHARM License Agreement, which terminated and replaced the terms of an ECC with ZIOPHARM. The ZIOPHARM License Agreement gives us development and commercialization control over certain products previously licensed to ZIOPHARM. Finally, in December 2018, we reacquired the rights to use Chimeric Antigen Receptor T-cell (CAR-T) technologies that were previously licensed to Merck KGaA.
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
In certain strategic circumstances, we may enter into a JV with a third party collaborator where we may contribute access to our technology, cash or both into the JV that we will jointly control with our collaborator. Pursuant to a JV agreement, we may be required to contribute additional capital to the JV, and we may be able to receive a higher financial return than we would normally receive from an ECC to the extent that we and our collaborator are successful in developing one or more products. Our gas-to-liquid platform for bioconversion of methane to higher carbon content compounds, which we refer to as our methane bioconversion platform, or MBP, is an example of our implementation of a JV approach. Based on our internally developed work on our MBP technology, we have executed two JV arrangements with related parties for specific end products.
Our operating subsidiaries
To derive value from the broad potential applications of our synthetic biology technologies, and consistent with the evolution of our business strategy, we routinely consider ways to organize our business to facilitate strategic opportunities. For example, we have acquired a number of ventures that are already enabling products that benefit from the application of synthetic biology and that we now operate as subsidiaries. Our strategy contemplates the continued formation and acquisition of such operating subsidiaries. As these enterprises develop, we will determine whether to maintain full ownership, introduce investors via either private or public financing, or seek strategic options to partner or divest the businesses.
Primary wholly owned operating subsidiaries
Precigen, Inc.
Precigen is a dedicated discovery and clinical stage biopharmaceutical company advancing the next generation of gene and cellular therapies using precision technology to target urgent and intractable diseases in immuno-oncology, autoimmune disorders, and infectious diseases. Precigen's technologies and technologies licensed from Intrexon enable Precigen to find innovative solutions for affordable biotherapeutics in a controlled manner. Precigen operates as an innovation engine, progressing a preclinical and clinical pipeline of well-differentiated unique therapies toward clinical proof-of-concept and commercialization.
ActoBio Therapeutics, Inc.
ActoBio Therapeutics, Inc., or ActoBio, is pioneering a new class of microbe-based biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics. The ActoBiotics platform produces biologics through oral or topical administration with treatment applications across many diseases including oral, gastrointestinal, and autoimmune/allergic disorders. This approach is being developed to provide safer and more efficacious treatments than injectable biologicals. ActoBio, both independently and through an ECC, has a strong research and development pipeline with the latest stage candidate in Phase 2b clinical trials and an extensive portfolio of candidates ready for clinical development across a number of potential indications.
Trans Ova Genetics, L.C.
Trans Ova Genetics, L.C., or Trans Ova, is internationally recognized as a provider of industry-leading bovine reproductive technologies. Intrexon and Trans Ova are building upon Trans Ova's original platform with a goal of achieving higher levels of delivered value to dairy and beef cattle producers. Progentus, L.C., or Progentus, a wholly owned subsidiary of Trans Ova, is a provider of bovine embryos. ViaGen, L.C., or ViaGen, a wholly owned subsidiary of Trans Ova, is a provider of cloning technology for livestock species. Exemplar Genetics, LLC, or Exemplar, a wholly owned subsidiary through the combined ownership of Trans Ova, ViaGen and us, is committed to enabling the study of life-threatening human diseases through the development of miniswine research models and services, as well as enabling the production of cells and organs in its genetically engineered swine for regenerative medicine applications.
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
Oxitec Limited
Oxitec Limited, or Oxitec, is a pioneering company in biological insect control solutions. Oxitec is developing products that use genetic engineering to control insect pests that spread disease and damage crops. Among the applications of its platform, which uses advanced genetics and molecular biology, Oxitec has developed innovative solutions for controlling Aedes aegypti, a mosquito that is a known vector for the transmission of infectious disease including dengue fever, chikungunya, and Zika and, in conjunction with its collaborators, is pursuing solutions that target certain agricultural crop pests. Oxitec is pursuing regulatory and commercial approvals for its insect solutions in a number of countries, including the United States.
Primary majority-owned operating subsidiary
AquaBounty Technologies, Inc.
AquaBounty Technologies, Inc., or AquaBounty, is focusing on improving productivity in commercial aquaculture, including the development of the AquAdvantage Salmon, or AAS, an Atlantic salmon that has been genetically enhanced to reach market size in less time than conventionally farmed Atlantic salmon and approved by the Food and Drug Administration, or FDA. As of December 31, 2018, we owned approximately 55 percent of AquaBounty. In the future, our ownership stake in AquaBounty may drop below 50 percent, which may result in our deconsolidating AquaBounty.
Joint ventures
The following represent our significant JVs as of December 31, 2018:
Intrexon Energy Partners
In March 2014, we and certain investors, or the IEP Investors, including affiliates of Third Security, LLC, or Third Security, a related party, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners, LLC, or Intrexon Energy Partners, a JV formed to optimize and scale-up our MBP technology for the production of certain fuels and lubricants. We also entered into an ECC with Intrexon Energy Partners providing exclusive rights to our technology for the use in bioconversion, as a result of which we received a technology access fee of $25 million while retaining a 50 percent membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25 million in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50 percent. We committed to make additional capital contributions of up to $25 million, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25 million, at the request of the Intrexon Energy Partners' board of managers, or the Intrexon Energy Partners Board, and subject to certain limitations. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board, which has five members. Two members of the Intrexon Energy Partners Board are designated by us and three members are designated by a majority of the IEP Investors. We and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
Intrexon Energy Partners II
In December 2015, we and certain investors, or the IEPII Investors, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners II, LLC, or Intrexon Energy Partners II, a JV formed to utilize our MBP technology for the production of 1,4-butanediol, an industrial chemical intermediate used to manufacture spandex, polyurethane, plastics, and polyester. We also entered into an ECC with Intrexon Energy Partners II providing exclusive rights to our technology for use in the field, as a result of which we received a technology access fee of $18 million while retaining a 50 percent membership interest in Intrexon Energy Partners II. The IEPII Investors made initial capital contributions, totaling $18 million in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners II totaling 50 percent. In December 2015, the owners of Intrexon Energy Partners II made a capital contribution of $4 million, half of which was paid by us. We committed to make additional capital contributions of up to $10 million, and the IEPII Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners II, have committed to make additional capital contributions of up to $10 million, at the request of the Intrexon Energy Partners II's board of managers, or the Intrexon Energy Partners II Board, and subject to certain limitations. Intrexon Energy Partners II is governed by the Intrexon Energy Partners II Board, which has five members. One member of the Intrexon Energy Partners II Board is designated by us and four members are designated by a majority of the IEPII Investors. We and the IEPII Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners II Board.
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
See "Notes to the Consolidated Financial Statements - Note 5" appearing elsewhere in this Annual Report for a discussion of significant collaborations between us and our JVs.
Our ECCs
Although our strategy has evolved away from a focus primarily on ECCs, we remain party to a number of such collaborations, and we may, in the future, elect to enter into additional ECCs or expand one or more of our existing ECCs. An ECC is an agreement with a collaborator to develop products based on our technologies in one or more specifically defined fields. These fields may be narrowly defined (representing, for example, a specific therapeutic approach for a single indication) or may be broad (representing, for example, an entire class of related products). In each case, we and the collaborator precisely define the field based on factors such as the expertise of the collaborator, the relative markets for the prospective products, the collaborator's resources available to commit to the ECC and our expectations as to other prospective ECCs in related areas. Regardless of the size of the field, under each ECC we grant the collaborator exclusive rights to our services and certain of our technologies to commercialize products within the field.
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
See "Notes to the Consolidated Financial Statements - Note 5" appearing elsewhere in this Annual Report for a discussion of the key financial terms of our significant ECCs.
Mergers, acquisitions, and technology in-licensing
We may augment our suite of proprietary technologies through mergers or acquisitions of technologies, which would then become available to new or existing ventures, including operating subsidiaries, JVs, and collaborations. Among other things, we may pursue technologies that we believe will be generally complementary to our existing technologies and also meet our desired return on investment and other economic criteria. In certain cases, such technologies may already be applied in the production of products or services and in these cases we may seek to expand the breadth or efficacy of such products or services through the use of our technologies. See "Notes to the Consolidated Financial Statements - Note 3" appearing elsewhere in this Annual Report for further discussion of mergers, acquisitions or significant technology in-licensing activities.
Competition
We believe that we are a leader in synthetic biology. We do not believe that we have any direct competitors who provide similar technologies that fully enable the commercialization of products developed using synthetic biology across a broad spectrum of biologically-based industries. As a result, we believe our competition is more indirect and general in nature and falls into three broad categories:

•
Synthetic biology service providers. There are companies that have competing technologies for individual pieces of our suite of complementary technologies. For example, there are companies that can synthesize DNA, and there are companies that can develop monoclonal antibodies. One portion of our proprietary technology related to DNA synthesis and assembly includes the ability to de novo synthesize DNA. We believe the following companies engage in the manufacture of DNA componentry: ATUM, Inc.; Blue Heron Biotech, LLC (a subsidiary of OriGene); Integrated DNA Technologies, Inc. (IDT); GenScript USA, Inc.; Life Technologies Corporation, now part of Thermo Fisher Scientific Inc.; and Twist Bioscience Corporation.

•
Industrial companies who may develop their own approach to synthetic biology. Rather than becoming a collaborator with us, potential collaborators may decide to invest time and capital to internally develop their own synthetic biology capabilities. For example, large biopharmaceutical companies, energy companies, and ag-bio companies may pursue a proprietary synthetic biology strategy.

•
Industrial companies who may develop competing products using other technologies. Products enabled by our synthetic biology will face competition in the market, including from products that have been developed using other industrial technologies. For example, large biopharmaceutical companies pursue other technologies for drug development, and large ag-bio companies pursue other technologies for the development of genetically modified crops. The rapidly evolving market for developing genetically engineered, or GE, T-cells in particular is characterized by intense competition and rapid innovation. Genetically engineering T-cells faces significant competition in the chimeric antigen receptor, or CAR, technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, Bluebird Bio/Celgene/Juno Therapeutics, Gilead/Kite Pharma, Cellectis, Allogene Therapeutics, Adaptimmune/GSK, Autolus Therapeutics, and Bellicum Pharmaceuticals. We face competition from non-cell based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers Squibb, Incyte, Merck, and Roche.

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
Our success depends, in part, upon our ability to obtain patents and maintain adequate protection for our intellectual property relating to our technologies and products and potential products. We have adopted a strategy of seeking patent protection in the United States and in other jurisdictions globally as we deem appropriate under the circumstances, with respect to certain of the technologies used in or relating to our products and processes. For instance, where we believe appropriate, we have also filed counterpart patents and patent applications in other jurisdictions, including Australia, Argentina, Brazil, Canada, China, Europe, Hong Kong, India, Indonesia, Israel, Japan, Korea, Mexico, New Zealand, Philippines, Russia, Singapore, South Africa and Taiwan. In the future we may file in these or additional jurisdictions as deemed appropriate for the protection of our technologies.
As of December 31, 2018, we owned at least 55 issued United States patents and 55 pending United States patent applications relating to certain aspects of our technologies, and we have pursued counterpart patents and patent applications in other jurisdictions around the world, as we have deemed appropriate. We continue to actively develop our portfolio through the filing of new patent applications, provisional and continuations or divisionals relating to our technologies, methods and products as we and our collaborators deem appropriate.
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
Additionally, we complement our intellectual property portfolio with exclusive and non-exclusive patent licenses and options for licenses to third-party technologies.
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
Regulatory environment
Regulations affecting Intrexon
With our diverse portfolio of proprietary and complementary technologies cutting across human health, animal health, public health and energy sectors, we are subject to significant and diverse regulations governing research, operations and product approval. Regulatory compliance is critical to our ability to operate, our management of potential liabilities and ultimately, our freedom to sell our products. Moreover, and as discussed below and in "Risk factors - Risks associated with our business strategy," the products produced by us and our collaborators enabled by our technology platforms are subject to extensive regulation. While we and our subsidiaries maintain regulatory compliance practices, we rely on our collaborators' compliance with laws and regulations applicable to the products they produce. We do not independently monitor whether our collaborators comply with applicable laws and regulations. Please see the risk factor entitled "Markets in which we, our JVs, and collaborators are developing products using our technologies are subject to extensive regulation, and we rely on our JVs and collaborators to comply with all applicable laws and regulations."
Environmental regulations affecting Intrexon, our JVs and our collaborators
We, as well as our JVs and collaborators, are subject to various federal, state and local environmental laws, rules and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials and the health and safety of employees with respect to laboratory activities required for the development of products and technologies. These laws and regulations require us and our JVs and collaborators to obtain environmental permits and comply with numerous environmental restrictions. These laws and regulations also may require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment.
Our laboratory activities and those of our JVs and collaborators inherently involve the use of potentially hazardous materials, which are subject to health, safety and environmental regulations. We design our infrastructure, procedures and equipment to meet our obligations under these regulations. We perform recurring internal and third-party audits and provide employees ongoing training and support, as required. All of our employees must comply with safety instructions and procedures, which are codified in our employment policies. Federal and state laws and regulations impose requirements on the production, importation, use and disposal of chemicals and genetically-modified microorganisms, or GMMs, which impact us and our JVs and collaborators. Our, our JVs' and our collaborators' processes may contain GE organisms which, when used in industrial processes, are considered new chemicals under the Toxic Substances Control Act, or TSCA, program of the United States Environmental Protection Agency, or EPA. These laws and regulations would require us, our JVs and collaborators to obtain and comply with the EPA's Microbial Commercial Activity Notice process to operate. In the European Union, we and our JVs and collaborators may be subject to a chemical regulatory program known as REACH (Registration, Evaluation, Authorization and Restriction of Chemical Substances). Under REACH, companies are required to register their products with the European Commission, and the registration process could result in significant costs or delay the manufacture or sale of products in the European Union.
Regulations affecting us and our collaborators
Human therapeutics regulation
Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products such as those being developed by our collaborators. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes, regulations, and requirements imposed by regulatory agencies, require the expenditure of substantial time and financial resources.
In the United States, pharmaceuticals must receive approval from the FDA before being marketed. The FDA approves drug products other than biological products through its authority under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The FDA licenses biological drug products, or biologics, through its authority under the Public Health Service Act, or PHSA, and implementing regulations. The development processes for obtaining FDA approval for a non-biological drug product under the FDCA and for biologic licensure under the PHSA are generally similar, but have product-related differences reflected in regulations and in FDA guidance documents.
United States pharmaceutical development process
The process required by the FDA before a pharmaceutical product candidate may be marketed generally involves the following:

•	completion of preclinical laboratory tests and in vivo studies in accordance with the FDA's current Good Laboratory Practice regulations and standards, and other applicable requirements;

•	submission to the FDA of an Investigational New Drug application, or IND, for human clinical testing, which must become effective before human clinical trials commence;

•
performance of adequate and well-controlled human clinical trials according to the FDA's Good Clinical Practices, or GCP, regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed product candidate for each intended use;

•
preparation and submission to the FDA of an application for marketing approval that includes substantial evidence of safety, purity and potency for a biologic, or of safety and efficacy for a non-biologic drug, including from results of nonclinical testing and clinical trials;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product candidate is produced to assess compliance with current Good Manufacturing Practice, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the product candidate's identity, safety, strength, quality, potency and purity;

•	potential FDA inspection of the nonclinical and clinical trial sites that generated the data in support of the application; and

•	FDA review and approval of the application.
Human clinical trials under an IND
Clinical trials involve administering the product candidate to healthy volunteers or patients under the supervision of qualified investigators. Clinical trials must be conducted and monitored in accordance with the FDA's regulations. Further, each clinical trial must be reviewed and approved by an Institutional Review Board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers, among other things, whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. Clinical trials involving recombinant DNA at institutions that receive any funding from the National Institutes of Health, or NIH, also must be reviewed by an institutional biosafety committee, an institutional committee that reviews and oversees basic and clinical research that utilizes recombinant DNA at that institution.
Human clinical trials typically are conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The product candidate is introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain early understanding of its effectiveness. For some product candidates for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the targeted disease.

•
Phase 2. The product candidate is administered and evaluated in a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminary efficacy evidence for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•
Phase 3. The product candidate is administered to an expanded patient population, often at geographically dispersed clinical trial sites, in adequate and well-controlled clinical trials to generate sufficient data to evaluate the safety and efficacy of the non-biologic drug, or the safety, purity, and potency of the biologic. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.
Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted, or may be required to be conducted, after initial approval to further assess the risk/benefit profile of the product and to gain additional experience from treatment of patients in the intended indication, including for long-term safety follow-up.
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
Compliance with cGMP requirements
Drug and biologics manufacturers must comply with applicable cGMP regulations. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing of drugs. Establishments may be subject to periodic, unannounced inspections by the FDA and other government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer or holder of an approved product, and may extend to requiring withdrawal of the product from the market.
United States review and approval processes
The results of the preclinical tests and clinical trials, together with detailed information relating to the product's CMC and proposed labeling, among other things, are submitted to the FDA as part of an application requesting approval to market the product for one or more uses, or indications. For gene therapies, selecting patients with applicable genetic defects is often a necessary condition to effective treatment and may require diagnostic devices that the FDA has cleared or approved prior to or contemporaneously with approval of the gene therapy.
Under the Pediatric Research Equity Act, or PREA, marketing applications generally must contain data to assess the safety and effectiveness of the biologic product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product candidate is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any product candidate for an indication for which orphan designation has been granted.
On the basis of the marketing application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information for the FDA to reconsider the application. If those deficiencies have been addressed to the FDA's satisfaction in a resubmission of the application, the FDA may issue an approval letter.
If a product candidate receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a Risk Evaluation and Mitigation Strategy, or REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post-marketing clinical trials designed to further assess a non-biologic drug's safety and effectiveness, or a biologic's safety, purity, and potency, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.
Orphan Drug Designation in the United States
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs and biological products intended to treat a "rare disease or condition," which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a marketing application or supplement seeking approval for the orphan indication. After the FDA grants orphan drug designation, the common identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA.
Orphan drug designation does not—by itself—convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has an orphan drug designation subsequently receives the first FDA approval for that drug or biologic for the indication for which it has been designated, the product is entitled to an orphan exclusivity period in which the FDA may not approve any other applications to market the same drug or biologic for the same indication for seven years.
Exceptions to the seven-year exclusivity period may apply in limited circumstances, such as where the sponsor of a different version of the product is able to demonstrate that its product is clinically superior to the approved orphan drug product. This exclusivity does not prevent a competitor from obtaining approval to market a different product that treats the same disease or condition, or the same product to treat a different disease or condition. The FDA can revoke a product's orphan drug exclusivity under certain circumstances, including when the holder of the approved orphan drug application is unable to assure the availability of sufficient quantities of the drug to meet patient needs. Orphan exclusivity operates independently from other regulatory exclusivities and other protections against generic or biosimilar competition.
A sponsor of a product application that has received an orphan drug designation is also granted tax incentives for clinical research undertaken to support the application. In addition, the FDA will typically coordinate with the sponsor on research study design for an orphan drug and may exercise its discretion to grant marketing approval on the basis of more limited product safety and efficacy data than would ordinarily be required, based on the limited size of the applicable patient population.
Fast Track Designation
The FDA has a number of expedited review programs for drugs that are intended for the treatment of a serious or life-threatening condition. As one example, under the agency's Fast Track program, the sponsor of a new drug candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for Fast Track designation within 60 days after receipt of the sponsor's request.
In addition to other benefits, such as the ability to have more frequent interactions with the FDA, the agency may initiate review of sections of a Fast Track product's marketing application before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA's review period for a Fast Track application does not begin until the last section of the marketing application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the agency believes that the designation is no longer supported by data emerging in the clinical trial process.
Post-approval requirements
Rigorous and extensive FDA regulation of drugs and biologics continues after approval, including requirements relating to recordkeeping, periodic reporting, product sampling and distribution, adverse experiences with the product, cGMP, and advertising and promotion. Changes to the manufacturing process or facility often require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval. Failure to comply with the applicable requirements may result in administrative, judicial, civil or criminal actions and adverse publicity. These include refusal to approve pending applications or supplemental applications, withdrawal of approval, clinical hold, suspension or termination of clinical trial, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines or other monetary penalties, refusals of government contracts, mandated corrective advertising or communications with healthcare providers, debarment, restitution, disgorgement of profits or other civil or criminal penalties.
Regulatory Exclusivity and Biosimilar Competition in the United States
In 2010, the federal Biologics Price Competition and Innovation Act, or BPCIA, was enacted, creating a statutory pathway for licensure, or approval, of biological products that are biosimilar to, and possibly interchangeable with, reference biological products licensed under the Public Health Service Act.
Under the BPCIA, innovator manufacturers of original biological products are granted 12 years of exclusive use after first licensure before biosimilar versions of such products can be licensed for marketing in the United States. This means that the FDA may not approve an application for a biosimilar product that references data in an innovator's Biologics License

Application, or BLA, until 12 years after the date of approval of the reference biological product, with a potential six-month extension of exclusivity if certain pediatric studies are conducted and the results are reported to the FDA. A biosimilar application may be submitted four years after the date of licensure of the reference biological product, but the FDA cannot approve the application until the full exclusivity period has expired. This 12-year exclusivity period operates independently from other protections that may apply to biosimilar competitors, including patents that are held for those products. Additionally, the BPCIA establishes procedures by which the biosimilar applicant must provide information about its application and product to the reference product sponsor, and by which information about potentially relevant patents is shared and litigation over patents may proceed in advance of approval. The BPCIA also provides a period of exclusivity for the first biosimilar to be determined by the FDA to be interchangeable with the reference product.
Under the Best Pharmaceuticals for Children Act, which was subsequently made applicable to biological products by the BPCIA, the FDA may also issue a Written Request asking a sponsor to conduct pediatric studies related to a particular active moiety; if the sponsor agrees and meets certain requirements, the sponsor may be eligible to receive an additional six months of marketing exclusivity for its drug product containing such active moiety.
Other regulatory exclusivity may be granted to drugs, including, but not limited to, three-year and five-year exclusivity granted to non-biologic drugs under the Drug Price Competition and Patent Term Restoration Act of 1984, also referred to as the Hatch-Waxman Amendments.
Depending upon the timing, duration and specifics of FDA approval of product candidates, some of a sponsor's United States patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The United States Patent and Trademark Office, or USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Only one patent applicable to an approved biologic product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent.
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
Regulation of animal based technologies
The development, movement and commercialization of animal based products (genetically modified animals) is governed globally by either technology- or product-based laws and regulations specific to each country. In the majority of our target markets, the relevant regulatory pathway for animal based products is distinct from those governing human pharmaceutical products although the risk assessment parameters and agencies with jurisdiction may be consistent. In each case, product evaluation and approval requires the development of data to demonstrate human/animal safety, environmental safety and effectiveness. In the United States, the FDA's Center for Veterinary Medicine regulates certain GE animals as 'animal drugs' as well as animal feed products. The United States Department of Agriculture, or USDA, regulates veterinary vaccines and other biologics, and the EPA regulates certain animals, such as genetically modified insects with pesticidal properties, as biopesticides. Regulatory oversight and jurisdiction within the United States is based on either the nature of the product and/or product end use. For example, the FDA has historically regulated genetically modified animals as animal drugs on the basis that the rDNA construct in a GE animal is an article intended to affect the structure or function of the body of the animal and, in some cases, intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in the animal. However, the FDA recently clarified that certain genetically modified animals will not be regulated as animal drugs based on their ultimate end use. Specifically, products intended to reduce the population of mosquitoes (for example, by killing them at some point in their life cycle, or by interfering with their reproduction or development) are regulated as pesticides by EPA.
Specific statutes and regulations also define standards and data requirements that we and our collaborators must satisfy. While regulatory oversight may vary globally, animal based products generally must undergo regulatory review and approval prior to their movement and commercial introduction internationally. These regulations also require the development and submission of data to demonstrate product efficacy as well as evaluate potential risk to human/animal health and the environment. For drugs administered to animals, extensive regulatory requirements exist often including evaluation by the same (or similar) authorities as human pharmaceuticals. For example, a new animal drug is deemed "unsafe" and, therefore, may not be introduced into commerce in the United States unless: the FDA has approved a new animal drug application, or NADA, for its intended use; the drug is only for investigational use and conforms to specified exemptions for such use under an Investigational New Animal Drug, or INAD, exemption; or the drug conforms to certain FDA regulations. The NADA approval process is in many ways similar to the approval process for human drugs and requires a demonstration of the drug's safety and efficacy for its proposed conditions of use. Actions on INADs may require preparation of an environmental assessment, or EA, and a finding of no significant impact, or FONSI. Through the preparation of an EA/FONSI or an Environmental Impact Statement, the FDA will examine the potential for environmental impacts, including the potential for inadvertent release or escape of the animal with an intentionally altered genome and/or its products into the environment, and whether certain measures may mitigate any potential significant impacts that would adversely affect the human environment.
The complex, multi-faceted regulation of genetically modified animals as "animal drugs" is exemplified by the regulatory approval of AquaBounty's AAS, the first genetically modified animal ever approved by the FDA. For such bioengineered animals, the United States and Canada have established regulatory processes led by the FDA and Health Canada/Canadian Food Inspection Agency, or CFIA, respectively, while other countries, such as Brazil and Argentina among others, are using existing authorities for the evaluation of genetically modified organisms for the advancement and regulation of novel genetically modified animal technologies. In December 2012, the FDA published an EA for AAS along with its FONSI in the Federal Register, confirming that an approval of the pending NADA would not have an adverse effect on the environment and opened up a 60 day period for public comment. In February 2013, the FDA extended the period for public comment by an additional 60 days, which expired in April 2013. Prior to the publication of the EA and FONSI, in September 2010, the FDA held a public meeting of its Veterinary Medicine Advisory Committee to review its findings regarding AAS. The conclusion of its panel of experts was that AAS is indistinguishable from other farmed Atlantic salmon, is safe to eat and does not pose a threat to the environment under its conditions of use. Subsequently, the FDA initiated an EA in compliance with its obligations under the National Environment Policy Act, or NEPA, which requires that all federal agencies consider the possible environmental impacts of any action that they authorize. Subsequently, in November 2015, the FDA approved the NADA for the production, sale and consumption of AAS. AquaBounty is subject to on-going post approval responsibilities as detailed in the FDA letter of approval and summarized in the EA dated in November 2015. In the event that AquaBounty seeks to modify or expand its production sites and methods, such would require further regulatory approvals.
In May 2016, Health Canada concluded its review of AAS and approved it for commercial sale in Canada, and the Animal Feed Division of the Animal Health Directorate of CFIA authorized AAS for use in livestock feeds.
In April 2016, the FDA issued Import Alert 99-40 in response to a law passed by Congress, which states that the FDA may not allow the introduction or delivery for introduction into interstate commerce any food that contains GE salmon, until final labeling guidelines for informing consumers of such content are published. In December 2017, the FDA approved a supplementary NADA for an additional grow out facility for AAS located in Albany, Indiana. However, the FDA considers salmon eggs to meet the definition of food and its import alert to mean that AquaBounty cannot import AAS, including its eggs or any food from the salmon, into the United States.
Global regulations continue to evolve for gene-edited animal technologies where precise genetic additions or deletions are introduced into an animal's genome. On January 10, 2017, the FDA released a draft Revised Guidance for Industry which, when finalized, will represent the FDA's current thinking on the regulation of intentionally altered genomic DNA in animals. Although the USDA recently issued a statement indicating that in large part it would not regulate gene-edited plants as GMO crops, the FDA's guidance reiterates the FDA's historic position that it maintains oversight of gene-edited animals as "animal drugs". However, there is a growing global trend to significantly reduce the regulatory burden for gene-edited animals in other countries, such as Argentina and Brazil. For example, Argentina's National Advisory Commission on Agricultural Biotechnology has implemented a regulatory process where technology providers are able to submit data to demonstrate that no new genetic material is introduced into the animal's genome. If the submission is successful, the product will not be subject to regulations governing genetically modified products in Argentina. Brazil has recently instituted a similar process. While such a process may significantly expedite time to market and may reduce developmental costs, we recognize the importance of also working with key stakeholders and the public to create product awareness and build public acceptance prior to commercialization.
Regulation of self-limiting insect technologies
Oxitec has developed a GE self-limiting line of the mosquito Aedes aegypti, OX513A, as well as a new second generation mosquito, OX5034. Moreover, Oxitec has developed other self-limiting insects to suppress crop pests. While the GE mosquito was historically subject to regulatory review by the FDA as a new animal drug, jurisdiction was shifted to the EPA in October 2017. Under the Federal Insecticide, Fungicide, and Rodenticide Act, or FIFRA, the EPA is charged with protecting human health and the environment by ensuring that registered pesticides do not cause unreasonable adverse effects to man or the environment. FIFRA's definition of "pesticide" includes "any substance or mixture of substances intended for preventing, destroying, repelling, or mitigating any pest". Prior to this shift, the FDA published in August 2016 a final EA and FONSI regarding impacts on human health, animal health and the environment of the OX513A GE mosquito based on review of information and evidence related to an investigational trial in Key Haven, Florida. Following the transfer of jurisdiction to the EPA, Oxitec submitted regulatory dossiers to the EPA for the release of the OX513A GE mosquito in Florida and other states. Oxitec is now seeking approval for trial releases of its OX5034 mosquito. Oxitec's OX513A and OX5034 GE mosquitos have also been approved by Brazil's National Biosafety Committee, or CTNBio, for community-wide releases. Additionally, open field trials of Oxitec's mosquitoes have been conducted in the Cayman Islands, Panama, and Malaysia under relevant permits or approvals. Further approvals will be required for commercial production and use.
Self-limiting GE insects used to control crop pests—instead of disease carrying vectors—are regulated by the USDA. Under the Plant Protection Act, the USDA's Animal and Plant Health Inspection Service, or APHIS, has broad authority to regulate plant pests to protect crops and other plants. Therefore, USDA regulates organisms and products that are known or suspected to be plant pests or that pose a plant pest risk, including those that have been genetically modified. While Oxitec's GE self-limiting insects are designed to suppress hard-to-control or resistant plant pests, they are still currently subject to the USDA's jurisdiction. When an applicant has developed sufficient data to demonstrate that the organism no longer poses a plant pest risk, the applicant can petition APHIS to "deregulate" the article, meaning the GE organism should no longer be considered a regulated article under APHIS regulations. In 2017, APHIS released a final EA and subsequent FONSI supporting a limited environmental release of Oxitec's GE diamondback moth. This conclusion was based on the finding that it would be unlikely for these insects to impact the physical, biological and human health environment. These self-limiting insects will also likely be subject to foreign agriculture GE regulations and authorizing bodies, such as CTNBio and the Ministry of Agriculture in Brazil as well as CONABIA in Argentina and the Office of the Gene Technology Regulator in Australia.
Regulation of agricultural technologies/plants and food products
The manufacturing, marketing and certain areas of research related to some of the potential food products developed by us and our subsidiaries and collaborators are subject to regulation by federal and state governmental authorities in the United States. As it relates to GE foods and/or plants, they are subject to regulation by the FDA, USDA, and EPA under the Coordinated Framework for the Regulation of Biotechnology. These technologies have been regulated under this framework for over two decades. Similar regulatory approval systems are in place globally as biotech crops have been planted in over 26 countries, including over 19 developing countries. Currently, our Arctic apple and Florian technologies are subject to these plant biotechnology regulations. As previously noted above for gene-edited animal technologies, global processes are evolving that we believe may streamline the review and assessment of these technologies. In a number of countries, including the United States, which has implemented an "Am I Regulated" process, specific gene-edited plant products will not be subject to GMO regulation if simple nucleotide changes were made and/or no new genetic material has been incorporated in the final product.
The Arctic apple, which is one of our commercial plant biotechnology products, has undergone significant regulatory review in recent years, and a few varieties have been successfully deregulated and authorized for sale in the United States. In February 2015, the USDA announced its decision to deregulate Okanagan's Golden Delicious apple variety and Granny Smith apple variety, or together the Arctic apples. In reaching its decision, the USDA conducted a final plant pest risk assessment concluding that Arctic apples are unlikely to pose a plant pest risk to agriculture and other plants in the United States. The USDA also completed an EA to comply with the NEPA and concluded that deregulation is not likely to have a significant impact on the human environment. Concurrent with the USDA, Okanagan also engaged in a voluntary food safety assessment consultation with the FDA regarding its Arctic apples. The FDA completed its assessment in March 2015. As part of bringing the assessment to closure, Okanagan was required to submit summaries of its safety and nutritional assessments for its Arctic apples. Based on the information provided by Okanagan and other information available to the agency, the FDA concluded the Arctic apple is not materially different in safety, nutrition, composition, or other relevant characteristics from food and feed from apples currently on the market, and the apples do not raise any issues that would require premarket review or approval by the FDA. In August 2016, the USDA announced its decision to extend a preliminary determination of nonregulated status to Okanagan's Arctic Fuji apple variety.
Comparable authorities to the federal and state governmental authorities in the United States are involved in the regulation of plant technology products in other countries, such as the European Food Safety Authority in Europe, CONABIA in Argentina, CNTBio in Brazil, and Health Canada in Canada. For example, in relation to Okanagan, Health Canada announced its decision in March 2015 that it has no objection to the food use of the Arctic apple in Canada. In reaching its decision, Health Canada conducted a comprehensive assessment of the Golden Delicious and Granny Smith varieties according to its Guidelines for the

Safety Assessment of Novel Foods. These guidelines are consistent with internationally accepted principles for establishing the safety of foods with novel traits adopted by the Codex Alimentarius Commission. Following this assessment, it was determined that the changes made to the Arctic apple did not pose a greater risk to human health than apples currently available on the Canadian market. In addition, Health Canada also concluded that the Arctic apple would have no impact on allergies and that there are no differences in the nutritional value of the Arctic apple compared to other traditional apple varieties available for consumption.
Regulation of microbes and microbial products
The use of GMMs, such as our yeast and methanotroph strains, is subject to laws and regulations in many countries. In the United States, the EPA regulates the commercial use of many GMMs as well as potential products produced from GMMs. Various states within the United States could choose to regulate products made with GMMs as well. While the strain of genetically-modified yeast that we use, S. cerevisiae, is eligible for exemption from EPA review because it is generally recognized as safe, we must satisfy certain criteria to achieve this exemption, including, but not limited to, use of compliant containment structures and safety procedures. We expect to encounter GMM regulations in most if not all of the countries in that we may seek to make our products; however, the scope and nature of these regulations will likely vary from country to country. If we cannot meet the applicable requirements in countries in which we intend to produce our products using GMMs, then our business will be adversely affected.
In addition to the use of the dried fermentation, biomass from the GMMs for animal feed is subject to approval as a new feed ingredient. In the United States, ingredients intended as components of animal feed must be either (i) described by an Association of American Feed Control Officials, or AAFCO, ingredient definition; (ii) generally recognized as safe, or GRAS, for the intended use; or (iii) approved food additives and listed in the Code of Federal Regulations, or CFR. The Federal Food, Drug and Cosmetic Act requires that any substance that is added to or is expected to become a component of animal food, either directly or indirectly, must be used in accordance with a food additive regulation unless it is GRAS for that intended use. The AAFCO Official Publication includes the list of approved food additives as well as the list of GRAS substances. In addition, many of the ingredients in the AAFCO Official Publication are not approved food additives and may not meet the criteria needed to be recognized as GRAS (21 CFR 570.30). Nevertheless, the FDA has accepted the listing of certain ingredients (e.g., those used as sources of nutrients, aroma, or taste) in the AAFCO Official Publication for their marketing in interstate commerce, provided there were no apparent safety concerns about the use or composition of the ingredient.
Regardless of the regulatory pathway, the following areas should be addressed: human food safety, target animal safety, environmental impact, utility (intended physical, nutritional or other technical effect), manufacturing chemistry, labeling, and proposed regulation. Based on preliminary evaluation, the feed derivative M. capsulatus biomass could potentially be commercialized following completion of the FDA's GRAS notification process. Under this process, the safety of M. capsulatus biomass is determined by a panel of experts, qualified by training and experience, to evaluate the feed ingredient, with a subsequent review and determination made by the FDA. If approved, the FDA then issues a "no objections" letter. However, if the 'killed' GM M. capsulatus is contained in the final feed product, additional data and information may be required to characterize the microbial ingredient, such as molecular characterization and potential pathogenicity. For use in Canada, the manufacture, sale and import of livestock feeds are regulated under the Feeds Act and Regulations administered by the CFIA. Under these regulations, all feeds must be safe to livestock, humans and the environment as determined by a premarket review.
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
Research and development
As of December 31, 2018, we had 464 research and development employees. We incurred expenses of $404.6 million, $143.2 million and $112.1 million in 2018, 2017, and 2016, respectively, on research and development activities. We anticipate that our research and development expenditures could increase as we investigate other applications for our synthetic biotechnologies and further develop our internally developed programs, including those we reacquired from former collaborators in 2018. Our primary domestic research and development operations are located in laboratory facilities in Germantown, Maryland; South San Francisco, California; Davis, California; and San Diego, California; and our primary international research and development operations are located in laboratory facilities in Budapest, Hungary; Ghent, Belgium; Campinas, Brazil; and Oxford, England.
Financial information
Collaboration revenues, product revenues, service revenues and other revenues and operating income for each of the last three fiscal years, along with assets as of December 31, 2018 and 2017, are set forth in the consolidated financial statements, which are included in Item 8 of this Annual Report. Financial information about geographic areas is set forth in "Notes to the Consolidated Financial Statements - Note 2" appearing elsewhere in this Annual Report.
Production
As of December 31, 2018, we had 232 production employees. Our primary domestic production facilities, including approximately 360 acres of land, are located in Sioux Center, Iowa. The land and facilities are primarily used for our embryo transfer and in vitro fertilization processes, as well as housing livestock used in such processes. We also lease or own regional production facilities and land in California, Maryland, Missouri, New York, Oklahoma, South Dakota, Texas, and Washington for these purposes. Additionally, we are scaling up commercial production of our non-browning apples in Washington and our AAS salmon in Canada, in anticipation of generating future revenues from each of these product lines.
Employees
As of December 31, 2018, we had 882 full-time and 97 part-time employees. We consider our employee relations to be good.
Corporate information
We are a Virginia corporation formed in 1998 and our principal executive offices are located at 20374 Seneca Meadows Parkway, Germantown, MD 20876, and our telephone number is (301) 556-9900.
Additional information
Our website is www.dna.com. The information on, or that can be accessed through, our website does not constitute part of, and is not deemed to be incorporated by reference into, this Annual Report. We post regulatory filings on this website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These filings include annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Section 16 reports on Forms 3, 4, and 5; and any amendments to those reports filed with or furnished to the SEC. We also post our press releases on our website. Access to these filings or any of our press releases on our website is available free of charge. Copies are also available, without charge, from Intrexon Corporation Investor Relations, 20374 Seneca Meadows Parkway, Germantown, Maryland 20876. Reports filed with the SEC may be viewed at www.sec.gov.
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
RISKS RELATED TO OUR FINANCIAL POSITION, INDEBTEDNESS, OPERATING RESULTS AND NEED FOR ADDITIONAL CAPITAL
We have a history of net losses, and we may not achieve or maintain profitability.
We have incurred net losses since our inception, including net losses attributable to Intrexon of $509.3 million, $117.0 million and $186.6 million in 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $1.3 billion. We may incur losses and negative cash flow from operating activities for the foreseeable future. To date, we have derived a significant portion of our revenues from ECCs and license agreements, but we expect these revenues will decrease considerably as a result of our evolving business model. We no longer expect to receive reimbursement of costs incurred by us for research and development services and will no longer recognize previously deferred revenues associated with the terminated collaborations. In addition, after our reacquisition of rights to fields previously licensed to collaborators, we no longer expect to receive from those collaborators reimbursement of costs incurred by us for research and development services. If our existing collaborators terminate their ECCs, license agreements or JVs with us or we are unable to commercialize products through our subsidiaries and JVs or enter into strategic transactions, our revenues could be adversely affected. In addition, certain of our collaborations and license agreements provide for milestone payments, future royalties and other forms of contingent consideration, the payment of which are uncertain as they are dependent on our collaborators' abilities and willingness to successfully develop and commercialize products. Moreover, many of the products being commercialized by us are in the early stages of development or preliminary stages of sales. We expect a significant period of time could pass before the achievement of contractual milestones and the realization of royalties on products commercialized under our collaborations or before commercialization of our various products and revenues is sufficient to achieve profitability. As a result, our expenses may exceed revenues for the foreseeable future, and we may not achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We will need substantial additional capital in the future in order to fund our business and have identified conditions that raise substantial doubt about our ability to continue as a going concern.
Our consolidated financial statements as of and for the year ended December 31, 2018 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan. We are and will continue to be dependent on additional public or private financings, new collaborations or licensing arrangements with strategic partners, or additional equity and debt financing sources to fund continuing operations. Based on our balance of cash, cash equivalents and short-term investments of $222.5 million at December 31, 2018 and recurring losses since inception, there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. We expect our future capital requirements will be substantial, particularly as we continue to develop our business and pursue our internal research and development programs and for capital investment needed to scale up our commercial operations. Our need for additional capital will depend on many factors, including:

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt, and amount of any payments received in connection with strategic transactions;

•	the timing, receipt, and amount of upfront, milestone, and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt, and amount of sales and royalties, if any, from our potential products;

•	our ability to maintain or improve the volume and pricing of our current product and service offerings and to develop new offerings, including those that may incorporate new technologies;

•	costs we might incur to reacquire previously licensed rights for our own development;

•	the timing and capital requirements to scale up our various product and service offerings and customer acceptance thereof;

•	our ability to maintain and establish additional collaborative arrangements and/or new strategic initiatives;

•	the timing of regulatory approval of products of our collaborations and operations;

•	the resources, time, and cost required for the preparation, filing, prosecution, maintenance, and enforcement of patent claims;

•	investments we may make in current and future collaborators, including JVs;

•	strategic mergers and acquisitions, including both the upfront acquisition cost as well as the cost to integrate, maintain, and expand the strategic target; and

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes.
If future financings involve the issuance of equity securities, our existing shareholders would suffer further dilution. If we raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations or obtain funds through strategic transactions, ECCs, JVs or other collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flows from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 3.50 percent convertible senior notes due 2023, or Convertible Notes, issued in July 2018, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flows from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
The Convertible Notes are our exclusive obligations and are not guaranteed by any of our operating subsidiaries. A substantial portion of our consolidated assets is held by our subsidiaries. Accordingly, our ability to service our debt, including the Convertible Notes, depends on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including the Convertible Notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the Convertible Notes or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from such subsidiaries may be subject to contractual and other restrictions and are subject to other business considerations.
Despite our current debt levels, we may still incur substantially more debt or take other actions that would intensify the risks discussed above.
Despite our current consolidated debt levels, we and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Convertible Notes that could have the effect of diminishing our ability to make payments on the Convertible Notes when due.

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
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification, or ASC, Subtopic 470-20, Debt with Conversion and Other Options, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of shareholders' equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we record a greater amount of noncash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We report lower net income in our financial results because ASC 470-20 requires interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Notes.
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
Our financial condition and operating results have varied significantly in the past and may continue to fluctuate from quarter to quarter and year to year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, as well as other factors described elsewhere in this Annual Report:

•	our ability to achieve or maintain profitability;

•	the feasibility of producing and commercializing products enabled by our technologies;

•	our ability to enter into strategic transactions, collaborations, or JVs;

•	our relationships, and the associated exclusivity terms, with collaborators and licensees in our target end markets;

•	our ability to develop and maintain technologies that our collaborators and licensees continue to use and that new collaborators are seeking;

•	obligations to provide resources to our collaborators or to the collaborations themselves pursuant to the terms of the relevant ECC, license agreement or JV agreement;

•	our ability to manage our growth;

•	the outcomes of research programs, clinical trials, or other product development and approval processes conducted by us and our collaborators and licensees;

•	the ability of us and our collaborators and licensees to develop and successfully commercialize products enabled by our technologies;

•	our ability to successfully scale up production of our commercial products and customer acceptance thereof;

•	risks associated with the international aspects of our business;

•	our ability to integrate any businesses or technologies we may acquire with our business;

•	our ability to accurately report our financial results in a timely manner;

•	our dependence on, and the need to attract and retain, key management and other personnel;

•	our ability to obtain, protect and enforce our intellectual property rights;

•	our ability to prevent the theft or misappropriation of our intellectual property, know-how or technologies;

•	potential advantages that our competitors, the competitors of our collaborators, and potential competitors may have in securing funding or developing competing technologies or products;

•	our ability to obtain additional capital that may be necessary to expand our business;

•	our collaborators' ability to obtain additional capital that may be necessary to develop and commercialize products under our ECCs, license agreements and JVs;

•	business interruptions such as power outages and other natural disasters;

•	public concerns about the ethical, legal and social ramifications of GE products and processes;

•	the impact of new accounting pronouncements on our current and future operating results;

•	our ability to use our net operating loss carryforwards to offset future taxable income; and

•	the results of our consolidated subsidiaries.
Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.
We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
Our limited operating history and the evolution of our business model may make it difficult to evaluate our current business and predict our future performance. Any assessments of our current business and predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business will be harmed.
We may pursue strategic acquisitions and investments that could have an adverse impact on our business if they are unsuccessful.
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
We recorded a $60.5 million impairment charge in the year ended December 31, 2018. See "Notes to the Consolidated Financial Statements - Note 11" appearing elsewhere in this Annual Report for additional discussion.
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
We own equity interests in several of our collaborators. The process by which we obtain equity interests in our collaborators and the factors we consider in deciding whether to acquire, hold or dispose of these equity positions may differ significantly from those that an independent investor would consider when purchasing equity interests in the collaborator. One significant factor would include our own expectation as to the success of our efforts to assist the collaborator in developing products enabled by our technologies. Owning equity in our collaborators increases our exposure to the risks of our collaborators' businesses beyond the products of those collaborations. Our equity ownership in our collaborators exposes us to volatility and the potential for negative returns. We may have restrictions on resale and/or limited markets to sell our equity ownership. In many cases, our equity position is a minority position which exposes us to further risk as we are not able to exert control over the companies in which we hold securities.
In connection with future collaborations or JVs, we may, from time to time, receive from collaborators, both public and private, warrants, rights and/or options, all of which involve special risks. To the extent we receive warrants or options in connection with future collaborations or JVs, we would be exposed to risks involving pricing differences between the market value of underlying securities and our exercise price for the warrants or options, a possible lack of liquidity and the related inability to close a warrant or options position, all of which could ultimately have an adverse effect on our financial position.
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
We rely on our subsidiaries, collaborators and other third parties to deliver timely and accurate information in order to accurately report our financial results in the time frame and manner required by law.
We need to receive timely, accurate and complete information from a number of third parties in order to accurately report our financial results on a timely basis. We rely on our subsidiaries and collaborators to provide us with complete and accurate information regarding revenues, expenses and payments owed to or by us on a timely basis. In addition, we intend to rely on current and future collaborators under our collaboration agreements and JVs to provide us with product sales and cost saving information in connection with royalties, if any, owed to us. If the information that we receive is not accurate, our consolidated financial statements may be materially incorrect and may require restatement, and we may not receive the full amount of consideration to which we are entitled under our collaboration agreements or JVs. Although we have audit rights with these parties, performing such an audit could be expensive and time consuming and may not be adequate to reveal any discrepancies in a time frame consistent with our reporting requirements. We own a significant equity position in several of our collaborators, including a majority position in one of our collaborators. In the future, we may need to consolidate the financial statements of one or more other collaborators into our consolidated financial statements. Although we have contractual rights to receive information and certifications allowing us to do this, such provisions may not ensure that we receive information that is accurate or timely. As a result, we may have difficulty completing accurate and timely financial disclosures, which could have an adverse effect on our business.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2018, we had net operating loss carryforwards of approximately $369.1 million for United States federal income tax purposes available to offset future taxable income, including $116.6 million generated after 2017, and United States federal and state research and development tax credits of $7.9 million prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Carryforwards generated prior to 2018 begin to expire in 2022. As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of Intrexon's net operating losses have been subject to limitations pursuant to Section 382. As of December 31, 2018, Intrexon has utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of December 31, 2018, approximately $41.9 million of domestic net operating losses were acquired via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation. As of December 31, 2018, our direct foreign subsidiaries had foreign loss carryforwards of approximately $159.8 million, most of which do not expire.
The Tax Cuts and Jobs Act of 2017, or Tax Act, introduced certain limitations on utilization of losses that are generated after 2017, generally limiting utilization of those losses to 80 percent of future annual taxable income. However, losses generated after 2017 will generally have an indefinite carryforward period.
We are exposed to exchange rate fluctuation.
We have international subsidiaries in a number of foreign countries, including Belgium, Brazil, Canada, Hungary, and the United Kingdom. As a consequence, we are exposed to risks associated with changes in foreign currency exchange rates. We present our consolidated financial statements in United States dollars. Our international subsidiaries have assets and liabilities denominated in currencies other than the United States dollar. Future expenses and revenues of our international subsidiaries are expected to be denominated in currencies other than in United States dollars. Therefore, movements in exchange rates to translate from foreign currencies may have an impact on our reported results of operations, financial position and cash flows.
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

The subject of GMOs has received negative publicity, which has aroused public debate. In addition, certain of the products of our operating subsidiaries have been the subject of negative publicity, including AAS, Arctic apples and GE mosquitoes. This adverse publicity has led to, and could continue to lead to, greater regulation and trade restrictions on imports of genetically altered products. Further, there is a risk that products produced using our technologies could cause adverse health effects or other adverse events, which could also lead to negative publicity.
There is also an active and vocal group of opponents to GMOs who wish to ban or restrict the technology and who, at a minimum, hope to sway consumer perceptions and acceptance of this technology. Their efforts include regulatory legal challenges and labeling campaigns for genetically modified products, as well as application of pressure to consumer retail outlets seeking a commitment not to carry genetically modified products. Further, these groups have a history of bringing legal action against companies attempting to bring new biotechnology products to market. For example, on March 30, 2016, a coalition of non-governmental organizations filed a complaint against the FDA, the United States Fish and Wildlife Service, and related individuals for their roles in the approval of AAS. We may be subject to future additional litigation brought by one or more of these organizations in their attempt to block the development or sale of our products. In addition, animal rights groups and various other organizations and individuals have attempted to stop genetic engineering activities by pressing for legislation and additional regulation in these areas. We may not be able to overcome the negative consumer perceptions and potential legal hurdles that these organizations seek to instill or assert against our products, and our business could be harmed.
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
We have a diverse portfolio of proprietary and complementary technologies in the areas of human health, animal health, public health and energy that are subject to significant and diverse regulations that govern research, operations and product approval. Regulatory compliance is critical to our freedom to operate, our management of potential liabilities and, ultimately, our freedom to sell our and our collaborators' products. While we and our subsidiaries maintain regulatory compliance practices, we rely on our collaborators' compliance with laws and regulations applicable to the products they produce. We do not independently monitor whether our collaborators comply with applicable laws and regulations. Failure to comply with applicable regulatory requirements may subject us to administrative and/or judicially imposed sanctions or monetary penalties as well as reputational and other harms. Moreover, obtaining and maintaining regulatory approval have been, and will likely continue to be, increasingly difficult, time consuming and costly. Legislative bodies or regulatory agencies could enact new laws or regulations, change existing laws or regulations, or change their interpretations of laws or regulations at any time, which could affect our ability to obtain or maintain approval of our products or product candidates. The rate and degree of change in existing laws and regulations and regulatory expectations have accelerated in established markets, and regulatory expectations continue to evolve in emerging markets. We are unable to predict whether and when such changes could occur or whether such changes will have a material adverse effect on our business.
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
Historically, we were not required to label AAS or our Arctic apples at the retail level as containing genetically modified ingredients. However, because several states either passed or considered new laws specifying varying requirements for labeling such products, the United States Congress passed the National BioEngineered Food Disclosure Law in July 2016 to establish a national mandatory standard for labeling for foods that are or may be bioengineered. As part of the new law, Congress directed the USDA to establish the disclosure standards. On December 20, 2018, the USDA released its National Bioengineered Food Disclosure Standard that defined bioengineered foods as "those that contain detectable genetic material that has been modified through certain lab techniques and cannot be created through conventional breeding or found in nature." The Agricultural Marketing Service of the USDA also developed the List of Bioengineered Foods identifying certain bioengineered crops or foods and for which regulated entities must maintain records. Both AAS and our Arctic apples are part of this list and we are currently in the process of assessing the impact of the new regulations on us and our subsidiaries. However, the mandatory labeling requirements could cause consumers to view the label as either a warning or as an indication that AAS is inferior to traditional Atlantic salmon or our Arctic apples are inferior to traditional apples. These perceptions could negatively impact consumer acceptance of the products of our operating subsidiaries and ultimately harm our business.
The FDA has only approved a few gene therapies and regulation of gene therapies is still nascent.
The FDA first approved a gene therapy for use in humans in 2017, and to date has only approved a limited number. Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The field of gene therapies is still very early in development and remains predominantly experimental. Clinical trials with gene therapies have encountered a multitude of significant technical problems in the past, including unintended integration with host DNA leading to serious adverse events, poor levels of protein expression, transient protein expression, viral overload, immune reactions to either viral capsids utilized to deliver DNA, DNA itself, proteins expressed or cells transfected with DNA. There can be no assurance that our development efforts or those of our collaborators will be timely or successful, that we or they will receive the regulatory approvals necessary to initiate clinical trials, where applicable, or that we will ever be able to successfully commercialize a product enabled by our technologies. To the extent that we or our collaborators utilize viral constructs or other systems to deliver gene therapies and the same or similar delivery systems demonstrate unanticipated and/or unacceptable side effects in preclinical or clinical trials conducted by ourselves or others, we may be forced to, or elect to, discontinue development of such products.
If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our product development programs, harm our research and development efforts, and we may be unable to pursue collaborations or develop our own products.
Our business involves complex operations across a variety of markets and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. The loss of any key members of our management, including our Chief Executive Officer, Randal J. Kirk, or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our products for our target markets and entering into collaborations or licensing arrangements to execute on our business strategy. In addition, the loss of any key scientific staff, or the failure to attract or retain other key scientific employees, could prevent us from developing our technologies for our target markets or from further developing and commercializing our products and services offerings to execute on our business strategy. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among biotechnology, synthetic biology and other technology-based businesses, or due to the unavailability of personnel with the qualifications or experience necessary for our business. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to meet the demands of our collaborators and customers in a timely fashion or to support our internal research and development programs. In particular, our product and process development programs are dependent on our ability to attract and retain highly skilled scientists. Competition for experienced scientists and other technical personnel from numerous companies and academic and other research institutions may limit our ability to attract and retain such personnel on acceptable terms.
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
We have limited financial and managerial resources, requiring us to prioritize our development efforts over other opportunities.
Because we have limited financial and managerial resources, we will be required to prioritize our application of resources to particular development efforts. Any resources we expend on one or more of these efforts could be at the expense of other potentially profitable opportunities. If we focus our efforts and resources on one or more of these opportunities or markets and they do not lead to commercially viable products, our revenues, financial condition and results of operations could be adversely affected.
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
We do not believe that we have any direct competitors who provide comparable technologies of similar depth and breadth that enable to the same extent the commercialization of products developed using synthetic biology across a broad spectrum of biologically-based industries. However, there are companies that have competing technologies for individual pieces of our proprietary suite of complementary technologies. One portion of our proprietary technology related to DNA synthesis and assembly includes the ability to synthesize new DNA. We believe the following companies engage in the manufacture of DNA components: ATUM, Inc.; Blue Heron Biotech, LLC (a subsidiary of OriGene); Integrated DNA Technologies, Inc. (IDT); GenScript USA, Inc.; Life Technologies Corporation, now part of Thermo Fisher Scientific Inc.; and Twist BioScience Corporation.
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
The rapidly evolving market for developing GE T-cells in particular, is characterized by intense competition and rapid innovation. Genetically engineering T-cells faces significant competition in the CAR technology space from multiple companies and their collaborators, such as Novartis/University of Pennsylvania, Bluebird Bio/Celgene/Juno Therapeutics, Gilead/Kite Pharma, Cellectis, Allogene Therapeutics, Adaptimmune/GSK, Autolus Therapeutics, and Bellicum Pharmaceuticals. We face competition from non-cell based treatments offered by other companies such as Amgen, AstraZeneca, Bristol-Myers Squibb, Incyte, Merck, and Roche.
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
Our international operations and any future international operations may expose us to risks that could negatively impact our future results. Our operations may not develop in the same way or at the same rate as might be expected in a country with an economy similar to the United States. The additional risks that we may be exposed to in these cases include, but are not limited to:

•	tariffs and trade barriers;

•	currency fluctuations, which could decrease our revenues or increase our costs in United States dollars;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws;

•	limited access to qualified staff;

•	inadequate infrastructure;

•	cultural and language differences;

•	inadequate banking systems;

•	different and/or more stringent environmental laws and regulations;

•	restrictions on the repatriation of profits or payment of dividends;

•	crime, strikes, riots, civil disturbances, terrorist attacks or wars;

•	nationalization or expropriation of property;

•	law enforcement authorities and courts that are weak or inexperienced in commercial matters; and

•	deterioration of political relations among countries.

The agricultural products of several of our operating subsidiaries are subject to disease outbreaks that can increase the cost of production and/or reduce production harvests, and the loss of existing organisms and germplasm would result in the loss of commercial technology.
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
Through our wholly owned subsidiary, Precigen, we intend to employ technologies licensed from the University of Texas MD Anderson Cancer Center, together with our existing suite of proprietary technologies, through our existing license with ZIOPHARM and internal programs, to pursue the development and commercialization of adoptive cellular therapies based on CARs under control of RheoSwitch technology targeting a variety of cancer malignancies. Because this is a newer approach to cancer immunotherapy and cancer treatment generally, developing and commercializing product candidates subjects us and our licensee to a number of challenges, including:

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
We cannot be sure that T-cell immunotherapy technologies developed by Precigen or our licensee will yield satisfactory products that are safe and effective, scalable, or profitable.

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
In addition, the clinical trial requirements of the FDA, European Medicines Agency, or EMA, and other regulatory authorities and the criteria these regulators use when evaluating product candidates vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Even if we and our collaborators are successful in developing product candidates, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals in either the United States or the European Union or how long it will take to commercialize these product candidates.
Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. For example, the FDA has established the Office of Cellular, Tissue and Gene Therapies within the Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its marketing application review process. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from NIH also potentially are subject to review by the NIH office of Biotechnology Activities' Recombinant DNA Advisory Committee, or RAC; however, NIH has announced that the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put a clinical trial or an IND on clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of any of our product candidates and those of our collaborators. Navigating these various requirements and frameworks may require significant time and money, and compliance with these requirements does not guarantee regulatory approval of any marketing applications.
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
There is a high failure rate for drugs and biologics proceeding through clinical trials and may occur at any stage due to a multitude of factors both within and outside our control. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we and our collaborators may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of product candidate development. Any such delays could materially and adversely affect our business, financial condition, results of operations and prospects. If clinical trials result in negative or inconclusive results, we or our collaborators may decide, or regulators may require us, to discontinue trials of the products or conduct additional clinical trials or preclinical studies.
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
Other possible adverse side effects that could occur with treatment with synthetic biology products include an immunologic reaction early after administration that, while not necessarily adverse to the patient's health, could substantially limit the effectiveness of the treatment. In previous clinical trials involving adeno-associated virus, vectors for gene therapy, some subjects experienced the development of a T-cell response, whereby after the vector is within the target cell, the cellular immune response system triggers the removal of transduced cells by activated T-cells. If similar effect occurs with our or our collaborators' products, we or our collaborators may decide or be required to halt or delay further clinical development of our product candidates.
Additionally, if any of our or our collaborators' product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners. Such requirements could prevent us from achieving or maintaining market acceptance of our product candidates and could significantly harm our business, prospects, financial condition and results of operations.
We and our collaborators may find it difficult to enroll patients in clinical trials, which could delay or prevent us and our collaborators from proceeding with clinical trials.
Identifying and qualifying patients to participate in clinical trials of our and our collaborators' product candidates is critical to success. The timing of clinical trials depends on the ability to recruit patients to participate as well as completion of required follow-up periods. If patients are unwilling to participate in our or our collaborators' clinical studies for any number of reasons, such as because of negative publicity from adverse events related to the biotechnology or gene therapy fields, the timeline for recruiting patients, conducting clinical trials and obtaining regulatory approval may be delayed. These delays could result in increased costs, delays in advancing product candidates, or termination of the clinical trials altogether.
Even if we and our collaborators complete the necessary clinical trials, we cannot predict when, or if, we and our collaborators will obtain regulatory approval to commercialize a product candidate and the approval may be for a more narrow indication than we or our collaborators seek.
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
Even if we and our collaborators obtain regulatory approval for our product candidates, these candidates will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping and submission of safety and other post-market information. Regulatory approvals also may be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years.

The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
In addition, product manufacturers and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP requirements and adherence to commitments made in the United States or foreign marketing application. If we, our collaborators, or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagrees with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or cessation of manufacturing.
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
Our reliance on third parties, such as contract manufacturing organizations and contract or clinical research organizations, may result in delays in completing, or a failure to complete, non-clinical testing or clinical trials if they fail to perform under our agreements with them. Such failures could adversely affect our financial results and our commercial prospects.
In the course of product development, we may engage contract or clinical manufacturing organizations to supply us with our product candidates or products to be used in non-clinical and clinical testing and contract research organizations to conduct and manage non-clinical and clinical studies. We are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with GCPs for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for our product candidates.
In addition, if our third-party contract manufacturers and suppliers do not supply us with our product candidates or products in a timely fashion and in compliance with applicable quality and regulatory requirements, including cGMPs, or otherwise fail or refuse to comply with their obligations to us under our supply and manufacturing arrangements, we may not have adequate remedies for any breach, and their failure to supply us could impair or preclude our ability to meet our supply needs for non-clinical and clinical studies, including those being conducted in collaboration with our partners. Such failures could delay our product development efforts, and our business, operating results and financial condition could be adversely affected.
RISKS RELATED TO MANUFACTURING HUMAN THERAPEUTICS
Synthetic biology therapies are novel, complex and difficult to manufacture. We or our collaborators could experience production problems that result in delays in product development or commercialization programs or otherwise adversely affect our business.
The manufacturing processes that we and our collaborators use to produce synthetic biology product candidates for human therapeutics are complex, novel and have not been validated for commercial use. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error, or disruptions in the operations of our suppliers.

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
Before we or our collaborators can begin to commercially manufacture our product candidates for human therapeutics, we must obtain regulatory approval from the FDA for the applicable manufacturing process and facility. This likely will require the manufacturing facility to pass a pre-approval inspection by the FDA. A manufacturing authorization must also be obtained from the appropriate European Union regulatory authorities.
In order to obtain FDA approval, we will need to ensure that all of the processes, methods and equipment are compliant with cGMP and perform extensive audits of vendors, contract laboratories and suppliers. If any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation(s) or while we work to identify suitable replacement vendors. The cGMP requirements govern, among other things, quality control of the manufacturing process, raw materials, containers/closures, buildings and facilities, equipment, storage and shipment, labeling, laboratory activities, data integrity, documentation policies and procedures, and returns. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action that could adversely affect our business, results of operations, financial condition and cash flows, including the inability to sell any products that we may develop.
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
Ethical, social and legal concerns about cellular, gene or other synthetic biology therapies could result in additional regulations restricting or prohibiting our products. Even with the requisite approvals from the FDA in the United States, the EMA in the European Union, and other regulatory authorities internationally, the commercial success of product candidates will depend, in part, on the acceptance of physicians, patients and health care payors of synthetic biology therapy products in general, and our and our collaborators' product candidates in particular, as medically necessary, cost-effective and safe. Any product that we or our collaborators commercialize may not gain acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may or our collaborators may not generate significant product revenue to make the products profitable.

RISKS ASSOCIATED WITH OUR BUSINESS STRATEGY
The evolution of our business strategy may not be a successful strategy and may increase our capital requirements, increase our costs or otherwise harm our operating results and financial condition.
Our business strategy has evolved, and continues to evolve, toward relationships and structures that provide us with more control and ownership over the development process and commercialization path. This approach entails risks in implementation and operations and there is no guarantee that it will be successful. Furthermore, the changing focus of our business strategy may require additional capital beyond what we have historically used and what is available, and we may incur costs associated with the implementation and execution of our changing business strategy. In addition, as we perform our annual impairment tests, we will evaluate the impact of changes in our business strategy and, as a result, may incur impairment charges and write-offs and other related expenses, any of which, if material, could harm our operating results and financial condition.
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
To the extent they continue to be part of our business, maintenance of ECCs and JVs also will subject us to other risks, including:

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
We depend on our collaborators to commercialize certain products enabled by our technologies. If our collaborators are not able to successfully develop the products enabled by our technologies, none of these enabled products will become commercially available and we will receive no back-end payments under our ECCs or JVs. Because we do not currently and may never possess the resources necessary to independently develop and commercialize all of the potential products that may result from our technologies, our ability to succeed in certain markets depends on our ability to develop and commercialize potential products through an ECC or JV. Some of our existing collaborators do not themselves have the resources necessary to commercialize products, and they in turn will need to rely on additional sources of financing or third-party collaborations. In addition, pursuant to our current ECCs or JVs and similar ECCs or JVs that we may enter into in the future, we have limited or no control over the amount or timing of resources that any collaborator is able or willing to devote to developing products or collaborative efforts. Any of our collaborators may fail to perform its obligations under the ECC. Our collaborators may breach or terminate their ECCs or JVs with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. If any of these events were to occur, our revenues, financial condition and results of operations could be adversely affected.
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
Many of our JVs, subsidiaries, and collaborators have no experience producing products at the commercial scale needed for the development of their business, and they will not succeed if they cannot effectively commercialize their products.
To develop products with our technologies, we or our JVs, subsidiaries, and collaborators must demonstrate the ability to utilize our technologies to produce desired products at the commercial scale and on an economically viable basis or they must collaborate with others to do so. The products and processes developed using our technologies may not perform as expected when applied at commercial scale, or we or our collaborators may encounter operational challenges for which we and they are unable to devise a workable solution. For example, contamination in the production process could decrease process efficiency, create delays and increase our collaborators' costs. Moreover, under the terms of our ECCs or JVs, we limit the ability of our collaborators to partner their programs with third parties. We and our collaborators may not be able to scale up our production in a timely manner, if at all, even if our collaborators successfully complete product development in their laboratories and pilot and demonstration facilities. If this occurs, the ability to commercialize products and processes using our technologies will be adversely affected, and, with respect to any products that are brought to market, our JVs, subsidiaries, or collaborators may not be able to lower the cost of production, which would adversely affect our ability to increase the future profitability of our business.

Markets in which we, our JVs, and collaborators are developing products using our technologies are subject to extensive regulation, and we rely on our JVs and collaborators to comply with all applicable laws and regulations.
Our technologies are used in products that are subject to extensive regulation by governmental authorities. We depend on our JVs and collaborators to comply with these laws and regulations with respect to products they produce using our technologies, and we do not independently monitor whether our collaborators comply with applicable laws and regulations. If either we, our JVs or our collaborators fail to comply with applicable laws and regulations, we are subject to substantial financial and operating risks because, in addition to our own compliance, we also depend on our JVs and collaborators to produce the end products enabled by our technologies for sale and because, in many cases, we have, or in the future may have, a substantial equity interest in our JVs and collaborators. These regulatory risks are extensive and include the following:

•
complying with these regulations, including seeking approvals, the uncertainty of the scope of future regulations, and the costs of continuing compliance with regulations, could affect our sales and profitability and that of our JVs and collaborators and materially impact our operating results;

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
In JVs, we share ownership and management of a company with one or more parties who may not have the same goals, strategies, priorities or resources as we do and may compete with us outside the JV. JVs are intended to be operated for the benefit of all JV partners, rather than for our exclusive benefit. Operating a business as a JV often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In JVs we are required to foster our relationships with our JV partners as well as promote the overall success of the JV, and if a JV partner changes or relationships deteriorate, our success in the JV may be materially adversely affected. The benefits from a successful JV are shared among the JV partners, so we do not receive all the benefits from our successful JVs. Moreover, as a partial owner of a JV, we are exposed to potential risks and liabilities that we do not face when we enter into an ECC.
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
We have strategic positioning with respect to our key technologies including patent portfolios directed to: our switch technology covering aspects of our gene switches, such as our RheoSwitch Therapeutic System, and gene modulation systems, vectors, cells and organisms containing these switches, and their use; our activator ligand technology covering aspects of our activator ligands and their use; and our cell identification and selection technology covering aspects of our cell identification and selection platform, including our cell purification, isolation, characterization and manipulation technologies. We have also filed counterpart patents and patent applications in other jurisdictions, including Australia, Argentina, Brazil, Canada, China, Europe, Hong Kong, India, Indonesia, Israel, Japan, Korea, Mexico, New Zealand, Philippines, Russia, Singapore, South Africa and Taiwan. In the future, we may file in these or additional jurisdictions as deemed appropriate for the protection of our technologies.
The enforceability of patents, as well as the actual patent term and expiration thereof, involves complex legal and factual questions and, therefore, the extent of enforceability cannot be guaranteed. Issued patents and patents issuing from pending applications may be challenged, invalidated or circumvented. Moreover, the United States Leahy-Smith America Invents Act, enacted in September 2011, brought significant changes to the United States patent system, which include a change to a "first to file" system from a "first to invent" system and changes to the procedures for challenging issued patents and disputing patent applications during the examination process, among other things. These changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement or defense of our patent rights. Additional uncertainty may result from legal precedent handed down by the United States Court of Appeals for the Federal Circuit and United States Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. Accordingly, we cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth of the claims upheld in our and other companies' patents. Given that the degree of future protection for our proprietary rights is uncertain, we cannot ensure that we were the first to invent the inventions covered by our pending patent applications; we were the first to file patent applications for these inventions; the patents we have obtained, particularly certain patents claiming nucleic acids, proteins, or methods, are valid and enforceable; and the proprietary technologies we develop will be patentable.
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
Our commercial success also depends in part on not infringing patents and proprietary rights of third parties and not breaching any licenses or other agreements that we have entered into with regard to our technologies, products and business. We cannot ensure that patents have not been issued to third parties that could block our or our collaborators' ability to obtain patents or to operate as we would like. There may be patents in some countries that, if valid, may block our ability to make, use or sell our products in those countries, or import our products into those countries, if we are unsuccessful in circumventing or acquiring the rights to these patents. There also may be claims in patent applications filed in some countries that, if granted and valid, also may block our ability to commercialize products or processes in these countries if we are unable to circumvent or license them.
The biotechnology industry is characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many companies have employed intellectual property litigation as a way to gain a competitive advantage. Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the United States, to defend our intellectual property rights or as a result of alleged infringement of the rights of others, may divert management's time from focusing on business operations and could cause us to spend significant amounts of money. Some of our competitors may have significantly greater resources and, therefore, they are likely to be better able to sustain the cost of complex patent or intellectual property litigation than we could. The uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our business or to enter into additional collaborations with others. Furthermore, any potential intellectual property litigation also could force us or our collaborators to do one or more of the following:

•	stop selling, incorporating or using products that use the intellectual property at issue;

•	obtain from the third party asserting its intellectual property rights a license to sell or use the relevant technology, which license may not be available on reasonable terms, if at all; or

•
redesign those products or processes that use any allegedly infringing technology, or relocate the operations relating to the allegedly infringing technology to another jurisdiction, which may result in significant cost or delay to us, or that could be technically infeasible.

The patent landscape in the field of synthetic biology is particularly complex. We are aware of United States and foreign patents and pending patent applications of third parties that cover various aspects of synthetic biology including patents that some may view as covering aspects of our technologies. In addition, there may be patents and patent applications in the field of which we are not aware. In many cases, the technologies we develop are early-stage technologies, and we and our collaborators are just beginning the process of designing and developing products using these technologies. Although we will seek to avoid pursuing the development of products that may infringe any patent claims that we believe to be valid and enforceable, we and our collaborators may fail to do so. Moreover, given the breadth and number of claims in patents and pending patent applications in the field of synthetic biology and the complexities and uncertainties associated with them, third parties may allege that we or our collaborators are infringing upon patent claims even if we do not believe such claims to be valid and enforceable.

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
Any litigation or proceedings could divert our management's time and efforts. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management's time, and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete.
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
If we do not obtain additional protection under the Hatch-Waxman Amendments, other United States legislation, and similar foreign legislation by extending the patent terms and obtaining regulatory exclusivity for our technologies, our business may be materially harmed.
Depending upon the timing, duration and specifics of FDA marketing approval of products using our technologies, one or more of the United States patents we own or license may be eligible for limited patent term restoration under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.
Some of our products may not have patent protection and, as a result, potential competitors face fewer barriers in introducing competing products. We and our collaborators may rely on trade secrets and other unpatented proprietary information to protect our commercial position with respect to such products, which we may be unable to do. In some instances, we and our collaborators may also rely on regulatory exclusivity, including orphan drug exclusivity, to protect our products from competition. Some of our or our collaborators' products may be subject to the BPCIA, which may provide those products exclusivity that prevents approval of a biosimilar product that references the data in one of our BLAs in the United States for 12 years after approval. However, the BPCIA and other regulatory exclusivity frameworks may evolve over time based on statutory changes, FDA issuance of new regulations, and judicial decisions. In addition, the BPCIA exclusivity period does not prevent another company from independently developing a product that is highly similar to an approved product, generating all the data necessary for a full BLA and seeking approval. BPCIA exclusivity only assures that another company cannot rely on the innovator company's data and the FDA's prior approvals to support the biosimilar product's approval. As a result, it is possible that a potential competing drug product might obtain FDA approval before applicable exclusivity periods have expired.

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
Third parties, including our collaborators, contract manufacturers, contractors and others involved in our business, often have access to our technologies. If our technologies, or products using our technologies, were stolen, misappropriated or reverse engineered, they could be used by other parties that may be able to reproduce our technologies or products using our technologies, for their own commercial gain. If this were to occur, it would be difficult for us to challenge this type of use, especially in countries with limited intellectual property protection.
Confidentiality agreements with employees and others may not adequately prevent disclosures of trade secrets and other proprietary information.
We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. We require our new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, our proprietary information may be disclosed, third parties could reverse engineer our technologies or products using our technologies, and others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

RISKS RELATED TO OUR COMMON STOCK
We do not anticipate paying cash dividends, and accordingly, shareholders should rely on stock appreciation for return on their investment.
We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends in the future and intend to retain all of our future earnings, if any, to finance the operations, development and growth of our business. As a result, appreciation of the price of our common stock, which may never occur, will provide a return to shareholders. Investors seeking cash dividends should not invest in our common stock. We have on two occasions distributed equity securities to our shareholders as a special stock dividend: 17,830,305 shares of ZIOPHARM common stock were distributed in June 2015 and 1,776,557 shares of AquaBounty common stock were distributed in January 2017. However, it is possible that we may never declare a special dividend again, and shareholders should not rely upon potential future special dividends as a source of return on their investment.
Our stock price is volatile and purchasers of our common stock could incur substantial losses.
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by media or industry analysts, investor perceptions or negative announcements by our collaborators regarding their own performance, as well as industry conditions and general financial, economic and political instability. From January 1, 2017 through February 15, 2019, our common stock has traded as high as $26.99 per share and as low as $6.21 per share. The stock market in general, as well as the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:

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
In connection with our offering of the Convertible Notes in July 2018, we entered into a share lending agreement with J.P. Morgan Securities LLC (that we refer to when acting in this capacity as the "share borrower"), the underwriter for our offering, pursuant to which we agreed to lend up to 7,479,431 shares of our common stock to the share borrower.
We were informed by the share borrower that it or one of its affiliates intended to use the short position created by the share loan and the concurrent short sales of the borrowed shares to facilitate transactions by which investors in the Convertible Notes, or the Convertible Notes Investors, hedge their investments through short sales or privately negotiated derivatives transactions.
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
Because the borrowed shares (or identical shares) must be returned to us when the share lending agreement terminates pursuant to its terms (or earlier in certain circumstances), we believe that under generally accepted accounting principles in the United States, or U.S. GAAP, as presently in effect, assuming the borrowed shares issued pursuant to the share lending agreement are classified as equity under U.S. GAAP, the borrowed shares will not be considered outstanding for the purpose of computing and reporting our earnings per share. If accounting guidelines were to change in the future or we are unable to classify the borrowed shares issued pursuant to the share lending agreement as equity, we may be required to treat the borrowed shares as outstanding for purposes of computing earnings per share, our reported earnings per share would be reduced and our common stock price could decrease, possibly significantly.
If our executive officers and directors choose to act together, they may be able to significantly influence our management and operations, acting in their own best interests and not necessarily those of other shareholders.
As of December 31, 2018, our executive officers and directors owned approximately 45 percent of our voting common stock, including shares subject to outstanding options; restricted stock units, or RSUs; and warrants. As a result, these shareholders, acting together, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, as well as our management and affairs. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders. This concentration of ownership control may:

•	delay, defer or prevent a change in control;

•	entrench our management and/or the board of directors; or

•	impede a merger, consolidation, takeover or other business combination involving us that other shareholders may desire.
We have engaged in transactions with companies in which Randal J. Kirk, our Chief Executive Officer, and his affiliates have an interest.
We have engaged in a variety of transactions, including ECCs, with companies in which Mr. Kirk and affiliates of Mr. Kirk have a direct or indirect interest. See "Notes to the Consolidated Financial Statements - Notes 4, 5, 7, 14 and 17" appearing elsewhere in this Annual Report for a discussion of such transactions. Mr. Kirk serves as the Senior Managing Director and Chief Executive Officer of Third Security and owns 100 percent of the equity interests of Third Security. We believe that each of these transactions was on terms no less favorable to us than terms we could have obtained from unaffiliated third parties, and each of these transactions was approved by at least a majority of the disinterested members of the audit committee of our board of directors. In addition, subsequent to our consummation of the ECCs with certain related parties, Mr. Kirk and his affiliates invested in these companies. Furthermore, as we execute on these ECCs or JVs going forward, a conflict may arise between our interests and those of Mr. Kirk and his affiliates.
As of December 31, 2018, Randal J. Kirk controlled approximately 42 percent of our common stock and is able to control or significantly influence corporate actions, which may result in Mr. Kirk taking actions contrary to the desires of our other shareholders.
We have historically been controlled, managed and principally funded by Randal J. Kirk, our Chairman and Chief Executive Officer, and affiliates of Mr. Kirk, including Third Security. As of December 31, 2018, Mr. Kirk and shareholders affiliated with him beneficially owned approximately 42 percent of our voting stock. Mr. Kirk is able to control or significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of Mr. Kirk may not always coincide with the interests of other shareholders, and he may take actions that advance his personal interests and are contrary to the desires of our other shareholders.
Our articles of incorporation authorize us to issue preferred stock with terms that are preferential to those of our common stock.
Our articles of incorporation authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. For example, in connection with the formation of a Preferred Stock Equity Facility, which was subsequently terminated in June 2018, we filed an amendment to our articles of incorporation to set the designations of our Series A Preferred Stock, which, if and when issued, would have certain preferences over our common stock, including accrued dividends of 8 percent per annum and, subject to limited exceptions, seniority to our common stock with respect to the rights to the payment of dividends and on parity with our common stock with respect to the distribution of our assets in the event of a liquidation, dissolution, or winding up or change of control. In the future, we may enter into similar facilities or issue preferred stock that have greater rights, preferences and privileges than our common stock.
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
In addition, as of December 31, 2018, there were 11,093,063 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. As of December 31, 2018, there were 970,341 RSUs outstanding. Shares issuable upon the exercise of such options and upon vesting of the RSUs can be freely sold in the public market upon issuance and once vested. Additionally, as of December 31, 2018, we had 5,086,700 of shares available for grant under the 2013 Omnibus Incentive Plan.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
We have previously reported material weaknesses in our internal control over financial reporting. As discussed in Part II, Item 9A, "Controls and Procedures", during the second quarter of 2018 we identified and disclosed a material weakness in our controls over the adoption of ASC 606, Revenue from Contracts with Customers, or ASC 606. Based upon the remediation actions described in such section, management has concluded that such material weakness has been remediated as of December 31, 2018. Although we believe we have taken appropriate actions to remediate the control deficiencies we have identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
We establish the geographic locations of our research and development operations based on proximity to the relevant market expertise and access to available talent pools. The following table shows information about our primary lab operations as of December 31, 2018:

Location	Square Footage
Germantown, Maryland	56,258
South San Francisco, California	55,609
Davis, California	32,867
San Diego, California	23,409
Budapest, Hungary	18,367
Ghent, Belgium	14,198
Campinas, Brazil	12,530
Oxford, England	10,000
Our primary domestic production facilities are located in Sioux Center, Iowa, and include approximately 281,000 square feet of production and office facilities and approximately 360 acres of land. The land and production facilities are primarily used for embryo transfer and in vitro fertilization processes, as well as housing livestock used in such processes. We also lease or own regional production facilities and land in California, Maryland, Missouri, New York, Oklahoma, South Dakota, Texas, and Washington for these purposes. Additionally, we are scaling up commercial production of our non-browning apples in Washington and our AAS salmon in Canada in anticipation of generating future revenues from each of these product lines.
We lease an additional 36,000 square feet of administrative offices in South San Francisco, California; West Palm Beach, Florida; Germantown, Maryland; and Blacksburg, Virginia. The terms of our leases range from one to ten years. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments" appearing elsewhere in this Annual Report.

Item 3.	Legal Proceedings
In March 2012, Trans Ova was named as a defendant in a licensing and patent infringement suit brought by XY, LLC, or XY, alleging that certain of Trans Ova's activities breached a 2004 licensing agreement and infringed on patents that XY allegedly owned. Trans Ova filed a number of counterclaims in the case. In Colorado District Court, the matter proceeded to a jury trial in January 2016. The jury determined that XY and Trans Ova had each breached the licensing agreement and that Trans Ova had infringed XY's patents. In April 2016, the court issued its post-trial order, awarding $0.5 million in damages to Trans Ova and $6.1 million in damages to XY. The order also provided Trans Ova with a compulsory license to XY's technology, subject to an ongoing royalty obligation. Both parties appealed the district court's order, which appeal was decided in May 2018 by the Court of Appeals for the Federal Circuit. The Court denied Trans Ova's appeal of its claims for antitrust, breach of contract and patent invalidity (except as to one patent, for which the Court affirmed invalidity in a separate, same-day ruling in a third-party case). The Court considered the issue of willfulness to be moot since the district court did not award damages for the willfulness finding. Finally, the Court remanded the district court's calculation of the ongoing royalty and instructed the district court to re-calculate the ongoing royalty in light of post-verdict economic factors.
Since the inception of the 2004 agreement, Trans Ova has remitted payments to XY pursuant to the terms of that agreement, or pursuant to the terms of the April 2016 court order, and has recorded these payments in cost of services in the consolidated statements of operations for the respective periods. For the period from inception of the 2004 agreement through the court's April 2016 order, aggregate royalty and license payments were $3.2 million, of which $2.8 million had not yet been deposited by XY. In 2016, we recorded the expense of $4.2 million, representing the excess of the net damages awarded to XY, including prejudgment interest, over the liability previously recorded by Trans Ova for uncashed checks previously remitted to XY. In August 2016, Trans Ova deposited the net damages amount, including prejudgment interest, into the court's treasury, to be held until the appeals process is complete and final judgment amounts are determined. As of December 31, 2018, this amount is included in restricted cash on the accompanying consolidated balance sheet appearing elsewhere in this Annual Report.
In December 2016, Trans Ova elected to void the outstanding checks discussed above, and these amounts have been reclassified to other accrued liabilities on the accompanying consolidated balance sheets as of December 31, 2018 and 2017, appearing elsewhere in this Annual Report.

In December 2016, XY filed a complaint for patent infringement and trade secret misappropriation against Trans Ova in the District Court of Waco, Texas. Since the claims in this 2016 complaint directly relate to the 2012 licensing dispute and patent issues, Trans Ova filed and was granted a motion for change of venue to Colorado District Court. Trans Ova also filed a motion to dismiss, from which the Court dismissed ten of the twelve counts of the complaint. Presently, two counts for patent infringement remain pending. Trans Ova and we could elect to enter into a settlement agreement in order to avoid the further costs and uncertainties of litigation.
We may become subject to other claims, assessments and governmental investigations from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock trades on the Nasdaq Global Select Market, or NASDAQ, under the symbol "XON".
As of February 15, 2019, we had 291 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
Dividends
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business and do not expect to pay any cash dividends on our common stock in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Intrexon Corporation under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a comparison from December 31, 2013 through December 31, 2018 of the cumulative total return for our common stock; the Standard & Poor's 500 Stock Index, or the S&P 500 Index; the NYSE MKT ARCA Biotechnology Index; and the NASDAQ Biotechnology Index. The graph assumes that $100 was invested at the market close on December 31, 2013 in the common stock of Intrexon Corporation, the S&P 500 Index, the NYSE MKT ARCA Biotechnology Index, and the NASDAQ Biotechnology Index, and data for the S&P 500 Index, the NYSE MKT ARCA Biotechnology Index, and the NASDAQ Biotechnology Index assumes reinvestments of dividends. The NASDAQ Biotechnology Index is now included in this comparison as a result of Intrexon's inclusion in the index beginning December 24, 2018. We have elected to replace the NYSE MKT ARCA Biotechnology Index with the NASDAQ Biotechnology Index because we believe that it is a more appropriate comparison. In this transition year, the stock performance graph below includes the comparative performance of the new index and the previously reported index. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Company / Index	Base Period 12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Intrexon Corporation	$100.00	$110.46	$105.59	$78.07	$115.67
S&P 500 Index	100.00	101.81	107.14	108.34	113.69
NYSE MKT ARCA Biotechnology Index	100.00	111.02	119.23	132.91	147.91
NASDAQ Biotechnology Index	100.00	104.25	113.51	120.87	134.40

Company / Index	3/31/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
Intrexon Corporation	$190.63	$205.75	$134.07	$127.12	$142.88	$103.76	$118.14	$102.45
S&P 500 Index	114.77	115.09	107.68	115.26	116.82	119.68	124.29	129.05
NYSE MKT ARCA Biotechnology Index	171.66	180.28	147.67	164.76	127.90	130.85	145.91	134.07
NASDAQ Biotechnology Index	152.23	163.69	134.34	150.22	115.85	114.54	128.86	118.15

Company / Index	3/31/2017	6/30/2017	9/30/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018
Intrexon Corporation	$84.42	$102.60	$80.97	$49.07	$65.29	$59.37	$73.34	$27.85
S&P 500 Index	136.88	141.11	147.44	157.24	156.04	161.40	173.85	150.34
NYSE MKT ARCA Biotechnology Index	155.55	168.50	183.62	184.59	197.02	208.05	235.73	185.08
NASDAQ Biotechnology Index	130.95	138.67	149.41	143.74	143.83	148.26	164.86	131.00

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
(a) Sales of Unregistered Securities
From January 1, 2018 through December 31, 2018, we issued 696,033 unregistered shares of our common stock as payment under the services agreement entered into and effective as of November 1, 2015, as amended, by and between us and Third Security as previously discussed in our Current Report on Form 8-K filed on January 2, 2018.
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
The selected consolidated financial data set forth below as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016, are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated financial data set forth below as of December 31, 2016, 2015, and 2014, and for the years ended December 31, 2015 and 2014, are derived from our audited consolidated financial statements contained in reports previously filed with the SEC, not included herein. Our audited consolidated financial statements have been prepared in United States dollars in accordance with U.S. GAAP.
Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2018	2017 (5)	2016	2015 (6)	2014 (7)
	(In thousands, except share and per share amounts)
Statements of Operations Data:
Collaboration and licensing revenues	$76,869	$145,579	$109,871	$87,821	$45,212
Product revenues	28,528	33,589	36,958	41,879	11,481
Service revenues	52,419	50,611	43,049	42,923	14,761
Total revenues (1)	160,574	230,981	190,926	173,605	71,930
Total operating expenses	666,184	368,871	316,092	320,469	141,892
Operating loss	(505,610)	(137,890)	(125,166)	(146,864)	(69,962)
Net loss	(514,706)	(126,820)	(190,274)	(87,994)	(85,616)
Net loss attributable to noncontrolling interests	5,370	9,802	3,662	3,501	3,794
Net loss attributable to Intrexon	(509,336)	(117,018)	(186,612)	(84,493)	(81,822)
Net loss attributable to common shareholders	(509,336)	(117,018)	(186,612)	(84,493)	(81,822)
Net loss attributable to common shareholders per share, basic and diluted	$(3.93)	$(0.98)	$(1.58)	$(0.76)	$(0.83)
Weighted average shares outstanding, basic and diluted	129,521,731	119,998,826	117,983,836	111,066,352	99,170,653

	December 31,
	2018	2017 (5)	2016	2015 (6)	2014 (7)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$102,768	$68,111	$62,607	$135,782	$27,466
Short-term and long-term investments	119,688	6,273	180,595	207,975	115,608
Investments in preferred stock (2)	191	161,225	129,545	—	—
Total assets	716,177	846,851	949,068	982,046	576,272
Deferred revenue, current and non-current (1)	69,764	236,397	310,142	197,729	113,209
Long-term debt (3)	211,794	8,037	7,948	8,528	10,369
Other liabilities (4)	55,897	55,872	61,730	70,903	43,405
Total Intrexon shareholders' equity	362,855	533,631	560,237	694,078	384,761
Noncontrolling interests	15,867	12,914	9,011	10,808	24,528
Total equity	378,722	546,545	569,248	704,886	409,289

(1)
Revenues and deferred revenue in 2018 are accounted for under ASC 606, and revenues and deferred revenue prior to 2018 are accounted for under ASC 605, Revenue Recognition, or ASC 605. We adopted ASC 606 on January 1, 2018 using the modified retrospective method, which applies the changes in accounting prospectively and does not restate prior periods.

(2)	In conjunction with the ZIOPHARM License Agreement in 2018, all of our ZIOPHARM preferred shares were returned to ZIOPHARM.

(3)	In 2018, we completed a registered underwritten public offering of $200,000 aggregate principal amount of Convertible Notes.

(4)	Other liabilities include $8,801, $15,629, and $20,485 of deferred consideration as of December 31, 2016, 2015, and 2014, respectively.

(5)
In 2017, we acquired GenVec, Inc., or GenVec, and began including the results of its operations effective on the acquisition date. In 2017, we also acquired the remaining 49 percent of outstanding equity of Biological & Popular Culture, Inc.

(6)	In 2015, we acquired ActoGeniX NV, Okanagan, and Oxitec and began including the results of their operations effective on the respective acquisition dates.

(7)	In 2014, we acquired Medistem, Inc. and Trans Ova and began including the results of their operations effective on the respective acquisition dates.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
From time to time, we and certain collaborators may cancel the agreements or we may repurchase rights to the exclusive fields from collaborators, relieving us of any further performance obligations under the agreement. Upon such circumstances or when we determine no further performance obligations are required of us under an agreement, we may recognize any remaining deferred revenue as either collaboration revenue or as a reduction of in-process research and development expense, depending on the circumstances.
We generate product and service revenues primarily through sales of products or services that are created from technologies developed or owned by us. Our primary current offerings include sales of advanced reproductive technologies, including our bovine embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production.  We recognize revenue when control of the promised product is transferred to the customer or when the promised service is completed.
In future periods, our revenues will depend in part on our ability to partner our more mature programs and capabilities, the number of collaborations to which we are party, the advancement and creation of our programs and programs within our collaborations and the extent to which we or our collaborators bring products enabled by our technologies to market. We expect our collaboration revenues will decrease considerably as a result of our reacquisition of rights to fields previously licensed to collaborators, after which we no longer expect to receive reimbursement of costs incurred by us for research and development services and will no longer recognize previously deferred revenues associated with the terminated collaboration. Our revenues will also depend upon our ability to maintain or improve the volume and pricing of our current product and service offerings and to develop and scale up production of new offerings from the various technologies of our subsidiaries. Our future revenues may also include additional revenue streams we may acquire through mergers and acquisitions. In light of our limited operating history and experience, there can be no assurance as to the timing, magnitude and predictability of revenues to which we might be entitled.
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
We have no individually significant research and development projects, and our research and development expenses primarily relate to either the costs incurred to expand or otherwise improve our multiple platform technologies, the costs incurred to develop a specific application of our technologies in support of current or prospective partners, or costs incurred to expand or otherwise improve our products and services. Research and development expenses, including costs for preclinical and clinical development, incurred for programs we support pursuant to an ECC agreement are typically reimbursed by the partner at cost, and all other research and development programs may be terminated or otherwise deferred at our discretion. The amount of our research and development expenses may be impacted by, among other things, the number of ECCs and the number and size of programs we may support on behalf of an ECC.
The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies, the costs incurred to develop a specific application of our technologies in support of current or prospective partners, or costs incurred to expand or otherwise improve our products and services for the years ended December 31, 2018, 2017, and 2016. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies, specific applications of our technologies in support of current or prospective partners, or expanding or improving our product and services offerings. Additionally, other research and development expenses for the year ended December 31, 2018 include $236.7 million of expense related to in-process research and development reacquired from several collaborators in 2018.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Expansion or improvement of our platform technologies	$19,788	$14,515	$12,195
Specific applications of our technologies in support of current and prospective partners	74,169	77,001	62,960
Expansion or improvement of our product and service offerings	27,331	27,134	17,585
Other	283,298	24,557	19,395
Total research and development expenses	$404,586	$143,207	$112,135
Other than our expenses related to reacquired in-process research and development, we expect that our research and development expenses will increase as we develop our own proprietary programs and expand our offerings. We believe these increases will likely include increased costs related to the hiring of additional personnel in research and development functions, increased costs paid to consultants and contract research organizations, and increased costs related to laboratory supplies. Research and development expenses may also increase as a result of ongoing research and development operations that we might assume through mergers and acquisitions.
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs, including stock-based compensation expense, for employees in executive, operational, finance, sales and marketing, information technology, legal and corporate communications functions. Other significant SG&A expenses include rent and utilities, insurance, accounting and legal services, and expenses associated with obtaining and maintaining our intellectual property.
SG&A expenses may increase in the future to support our expanding operations as we explore new partnering opportunities and continue to develop our proprietary programs. These increases would likely include costs related to the hiring of additional personnel and increased fees for business development functions, costs associated with defending us in litigation matters, the costs of outside consultants, and other professional services. SG&A expenses may also increase as a result of ongoing operations that we might assume through mergers and acquisitions.

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
Interest income consists of interest earned on our cash and cash equivalents and short-term and long-term investments. Dividend income consists of the monthly preferred stock dividends received from our investments in preferred stock. Dividend income is expected to decrease in future periods because we returned our ZIOPHARM preferred shares to ZIOPHARM in October 2018.
Equity in net income (loss) of affiliates
Equity in net income or loss of affiliates is our pro-rata share of our equity method investments' operating results, adjusted for accretion of basis difference. We account for investments in our JVs and start-up entities backed by Harvest Intrexon Enterprise Fund I, LP, or Harvest, using the equity method of accounting since we have the ability to exercise significant influence, but not control, over the operating activities of these entities.

Results of operations
Comparison of the year ended December 31, 2018 to the year ended December 31, 2017
The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar Change	Percent Change
	2018	2017
	(In thousands)
Revenues (1)
Collaboration and licensing revenues (2)	$76,869	$145,579	$(68,710)	(47.2)%
Product revenues	28,528	33,589	(5,061)	(15.1)%
Service revenues	52,419	50,611	1,808	3.6%
Other revenues	2,758	1,202	1,556	129.5%
Total revenues	160,574	230,981	(70,407)	(30.5)%
Operating expenses
Cost of products	35,698	33,263	2,435	7.3%
Cost of services	27,589	29,525	(1,936)	(6.6)%
Research and development	404,586	143,207	261,379	182.5%
Selling, general and administrative	137,807	146,103	(8,296)	(5.7)%
Impairment loss	60,504	16,773	43,731	>200%
Total operating expenses	666,184	368,871	297,313	80.6%
Operating loss	(505,610)	(137,890)	(367,720)	>200%
Total other income (expense), net	(19,016)	22,473	(41,489)	(184.6)%
Equity in loss of affiliates	(11,608)	(14,283)	2,675	(18.7)%
Loss before income taxes	(536,234)	(129,700)	(406,534)	>200%
Income tax benefit	21,528	2,880	18,648	>200%
Net loss	(514,706)	(126,820)	(387,886)	>200%
Net loss attributable to noncontrolling interests	5,370	9,802	(4,432)	(45.2)%
Net loss attributable to Intrexon	$(509,336)	$(117,018)	$(392,318)	>200%

(1)
Revenues in 2018 are accounted for under ASC 606 and revenues in 2017 are accounted for under ASC 605. We adopted ASC 606 on January 1, 2018 using the modified retrospective method, which applies the changes in accounting prospectively and does not restate prior periods.

(2)	Including $60,238 and $130,670 from related parties for the years ended December 31, 2018 and 2017, respectively.

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenue recognized for the years ended December 31, 2018 and 2017, together with the changes in those items.

	Year Ended December 31,		Dollar Change
	2018	2017
	(In thousands)
ZIOPHARM Oncology, Inc.	$16,298	$69,812	$(53,514)
Ares Trading S.A.	11,175	10,738	437
Oragenics, Inc.	1,353	2,020	(667)
Intrexon T1D Partners, LLC	2,502	5,968	(3,466)
Intrexon Energy Partners, LLC	6,929	10,665	(3,736)
Intrexon Energy Partners II, LLC	2,998	3,672	(674)
Genopaver, LLC	3,710	6,690	(2,980)
Fibrocell Science, Inc.	1,394	7,344	(5,950)
Persea Bio, LLC	955	946	9
OvaXon, LLC	—	1,966	(1,966)
S & I Ophthalmic, LLC	—	755	(755)
Harvest start-up entities (1)	14,447	15,232	(785)
Other	15,108	9,771	5,337
Total	$76,869	$145,579	$(68,710)

(1)
For the years ended December 31, 2018 and 2017, revenue recognized from collaborations with Harvest start-up entities include Genten Therapeutics, Inc.; CRS Bio, Inc.; Exotech Bio, Inc.; AD Skincare, Inc.; and Thrive Agrobiotics, Inc. For the year ended December 31, 2017, revenues recognized from collaborations with Harvest start-up entities also include Relieve Genetics, Inc.

Collaboration and licensing revenues decreased $68.7 million, or 47 percent, from the year ended December 31, 2017 due to (i) the mutual termination in 2017 of our second ECC with ZIOPHARM for the treatment of graft-versus-host disease, (ii) a decrease in research and development services for certain of our ECCs as we redeployed certain resources towards supporting prospective new platforms and partnering opportunities and began to focus more on the further development of relationships and structures that provide us with more control and ownership over the development process and commercialization path, including programs where we reacquired the previously licensed technology rights in 2018, and (iii) a decrease in research and development services we perform for collaborators upon the transition of program execution to our collaborators.
Product revenues and gross margin
Product revenue decreased $5.1 million, or 15 percent, from the year ended December 31, 2017. The decrease in product revenues was primarily due to lower milk prices which in turn resulted in lower customer demand for live calves, cows previously used in production, and cloned products. Gross margin on products declined in the current period as a result of the lower product sales and increased operating costs associated with new product offerings and cloned products.
Service revenues and gross margin
Service revenue increased $1.8 million, or 4 percent, over the year ended December 31, 2017. The increase in service revenues and gross margin thereon relates to pricing changes and an increase in the number of embryos produced per bovine in vitro fertilization cycle performed due to improved production results.

Research and development expenses
Research and development expenses increased $261.4 million, or 183 percent, over the year ended December 31, 2017. Current period research and development expenses include $236.7 million of expenses related to in-process research and development reacquired from former collaborators.
Selling, general and administrative expenses
SG&A expenses decreased $8.3 million, or 6 percent, from the year ended December 31, 2017. Legal and professional fees decreased $7.5 million primarily due to (i) decreased legal fees associated with ongoing litigation and (ii) decreased fees incurred for regulatory and other consultants.
Impairment loss
Impairment loss for the year ended December 31, 2018 of $60.5 million arose from a charge taken due to a change in our business strategy for commercializing the Oxitec technology targeting the Aedes Aegypti mosquito. Impairment loss for the year ended December 31, 2017 of $16.8 million resulted from our annual test for goodwill and indefinite-lived intangible asset impairment in the fourth quarter. Based on the price per share received by AquaBounty in its then-recent underwritten public offering, we determined that it was more likely than not that the fair value of our AquaBounty reporting unit was less than the carrying value and recorded a $13.0 million impairment charge representing the estimated excess of carrying value over fair value of this reporting unit. Additionally, in the fourth quarter of 2017, we decided to forgo further development of certain of our in-process research and development assets and as a result recorded a $3.0 million impairment charge.
Total other income (expense), net
Total other income (expense), net, decreased $41.5 million, or 185 percent, from the year ended December 31, 2017. This decrease was primarily attributable to losses on our investment in ZIOPHARM preferred stock prior to returning this investment to ZIOPHARM in October 2018, as well as an increase in interest expense related to the Convertible Notes issued in July 2018.

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

	Year Ended December 31,		Dollar Change
	2017	2016
	(In thousands)
ZIOPHARM Oncology, Inc.	$69,812	$33,836	$35,976
Ares Trading S.A.	10,738	10,192	546
Oragenics, Inc.	2,020	2,752	(732)
Intrexon T1D Partners, LLC	5,968	1,908	4,060
Intrexon Energy Partners, LLC	10,665	17,552	(6,887)
Intrexon Energy Partners II, LLC	3,672	3,169	503
Genopaver, LLC	6,690	6,117	573
Fibrocell Science, Inc.	7,344	5,942	1,402
Persea Bio, LLC	946	1,278	(332)
OvaXon, LLC	1,966	2,934	(968)
S & I Ophthalmic, LLC	755	6,141	(5,386)
Harvest start-up entities (1)	15,232	4,974	10,258
Other	9,771	13,076	(3,305)
Total	$145,579	$109,871	$35,708

(1)
For the years ended December 31, 2017 and 2016, revenue recognized from collaborations with Harvest start-up entities include Genten Therapeutics, Inc.; CRS Bio, Inc.; Relieve Genetics, Inc.; Exotech Bio, Inc.; AD Skincare, Inc.; and Thrive Agrobiotics, Inc.

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
Product revenues and gross margin
Product revenue decreased $3.4 million, or 9 percent, from the year ended December 31, 2016. The decrease in product revenues was primarily due to lower milk prices which in turn resulted in lower customer demand for cows and live calves. Gross margin on products improved slightly in the current period primarily due to a decline in the average cost of cows.
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
Research and development expenses
Research and development expenses increased $31.1 million, or 28 percent, over the year ended December 31, 2016. The increase is due primarily to increases in (i) lab supplies and consulting expenses; (ii) salaries, benefits and other personnel costs for research and development employees; (iii) depreciation and amortization; and (iv) rent and utilities expenses. Lab supplies and consulting expenses increased $11.3 million due to (i) the progression of certain programs into the preclinical and clinical phases with certain of our collaborators and (ii) the expansion or improvement of certain of our platform technologies. Salaries, benefits and other personnel costs increased $8.0 million due to an increase in research and development headcount necessary to invest in current or expanding platforms and to develop new prospective collaborations and other partnering opportunities. Depreciation and amortization increased $5.8 million primarily as a result of (i) the amortization of developed technology acquired from Oxitec, which began in November 2016 upon the completion of certain operational and regulatory events, and (ii) the amortization of developed technology acquired from GenVec in June 2017. Rent and utilities expenses increased $3.3 million due to the expansion of certain facilities to support our increased headcount.
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
Impairment loss
Impairment loss for the year ended December 31, 2017 of $16.8 million resulted from our annual test for goodwill and indefinite-lived intangible asset impairment in the fourth quarter. Based on the price per share received by AquaBounty in its recent underwritten public offering, we determined that it was more likely than not that the fair value of our AquaBounty reporting unit was less than the carrying value and recorded a $13.0 million impairment charge representing the estimated excess of carrying value over fair value of this reporting unit. Additionally, in the fourth quarter of 2017, we decided to forgo further development of certain of our in-process research and development assets and as a result recorded a $3.0 million impairment charge.
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
Equity in net loss of affiliates
Equity in net loss of affiliates for the years ended December 31, 2017 and 2016 includes our pro-rata share of the net losses of our investments we account for using the equity method of accounting. The $6.8 million, or 32 percent, decrease was primarily due to the temporary redeployment of certain resources away from JV programs towards supporting prospective new platforms and additional collaborations.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception and as of December 31, 2018, we had an accumulated deficit of $1.3 billion. From our inception through December 31, 2018, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators and through product and service sales made directly to customers. As of December 31, 2018, we had cash and cash equivalents of $102.8 million and short-term investments of $119.7 million. Cash in excess of immediate requirements is typically invested primarily in money market funds and United States government debt securities in order to maintain liquidity and preserve capital.
We currently generate cash receipts primarily from sales of products and services, reimbursement of research and development services performed by us and from strategic transactions involving our subsidiaries.

Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$(124,240)	$(103,720)	$(48,988)
Investing activities	(151,213)	104,332	(28,392)
Financing activities	309,795	4,284	12,065
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	295	1,055	(873)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$34,637	$5,951	$(66,188)
Cash flows from operating activities:
In 2018, our net loss was $514.7 million, which includes the following significant noncash expenses totaling $440.0 million: (i) $236.7 million of expense related to reacquired in-process research and development previously licensed to certain of our collaborators, (ii) $60.5 million of impairment loss, (iii) $36.3 million of stock-based compensation expense, (iv) $33.1 million of depreciation and amortization expense, (v) $30.2 million of net unrealized and realized losses on our equity securities and preferred stock, (vi) $20.9 million of loss on disposal of assets, (vii) $11.6 million of equity in net loss of affiliates, and (viii) $10.7 million of shares issued as payment for services. These expenses were partially offset by (i) $21.3 million of net changes in deferred income taxes and (ii) $14.8 million of noncash dividend income. Additionally, we had a $20.0 million net increase in our operating assets and liabilities primarily as a result of the recognition of previously deferred revenue.
In 2017, our net loss was $126.8 million, which includes the following significant noncash expenses totaling $114.9 million: (i) $41.6 million of stock-based compensation expense, (ii) $31.1 million of depreciation and amortization expense, (iii) $16.8 million of impairment losses, (iv) $14.3 million of equity in net loss of affiliates, and (v) $11.1 million of shares issued as payment for services. These expenses were partially offset by $16.8 million of noncash dividend income. Additionally, we had a $74.6 million net increase in our operating assets and liabilities.
In 2016, our net loss was $190.3 million, which includes the following significant noncash expenses totaling $157.6 million: (i) $58.9 million of net unrealized and realized losses on our equity securities and preferred stock, (ii) $42.2 million of stock-based compensation expense, (iii) $24.6 million of depreciation and amortization expense, (iv) $21.1 million of equity in net loss of affiliates, and (v) $10.8 million of shares issued as payment for services. These expenses were partially offset by $7.4 million of noncash dividend income. Additionally, we had a $17.7 million net increase in our operating assets and liabilities primarily as a result of the recognition of previously deferred revenue, partially offset by a $10.0 million technology access fee received in cash pursuant to a new collaboration.
Cash flows from investing activities:
During 2018, we used $112.7 million for purchases of short-term investments, net of maturities; $41.6 million for purchases of property, plant and equipment; and $16.6 million for investments in our JVs, and we received $15.5 million in an asset acquisition.
During 2017, we received proceeds of $174.5 million from the maturity of short-term investments, and we used $46.7 million for purchases of property, plant and equipment; $14.2 million for the purchase of a land-based aquaculture facility by AquaBounty; and $11.2 million for investments in our JVs.
During 2016, we used $31.6 million for purchases of property, plant and equipment; $11.5 million for investments in our JVs; $7.2 million to acquire the assets of Old EnviroFlight; $3.0 million for the issuances of notes receivable; and $2.3 million for purchases of equity securities and warrants of certain of our collaborators, and we received $26.7 million of proceeds from the maturity of short-term investments, net of purchases.

Cash flows from financing activities:
During 2018, we received $219.9 million net proceeds from the issuance of long-term debt and $88.0 million net proceeds from public financings.
During 2017, we received $13.7 million proceeds from a private placement of our common stock with an affiliate of Third Security and paid $8.7 million of deferred consideration to former shareholders of acquired businesses.
During 2016, we received $19.2 million from stock option exercises and paid $6.7 million of deferred consideration to former shareholders of an acquired business.
Future capital requirements
Our future capital requirements will depend on many factors, including:

•	progress in our research and development programs, as well as the magnitude of these programs;

•	the timing, receipt and amount of any payments received in connection with strategic transactions;

•	the timing, receipt and amount of upfront, milestone and other payments, if any, from present and future collaborators, if any;

•	the timing, receipt and amount of sales and royalties, if any, from our potential products;

•	our ability to maintain or improve the volume and pricing of our current product and service offerings and to develop new offerings, including those that may incorporate new technologies;

•	costs we might incur to reacquire previously licensed rights for our own development;

•	the timing and capital requirements to scale up our various product and service offerings and customer acceptance thereof;

•	our ability to maintain and establish additional collaborative arrangements and/or new strategic initiatives;

•	the timing of regulatory approval of products of our collaborations and operations;

•	the resources, time and cost required for the preparation, filing, prosecution, maintenance and enforcement of patent claims;

•	investments we may make in current and future collaborators, including JVs;

•	strategic mergers and acquisitions, including both the upfront acquisition cost as well as the cost to integrate, maintain, and expand the strategic target; and

•	the costs associated with legal activities, including litigation, arising in the course of our business activities and our ability to prevail in any such legal disputes.
Until such time, if ever, as we can regularly generate positive operating cash flows, we may finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic transactions, collaborations, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.
Our consolidated financial statements as of and for the year ended December 31, 2018 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our balance of cash, cash equivalents and short-term investments of $222.5 million at December 31, 2018 and recurring losses since inception, there is substantial doubt about our ability to continue as a going concern within one year after the date that our financial statements were issued. Our ability to continue as a going concern will depend on whether we are able to generate positive cash flows through equity or debt financings, strategic collaborations or equity investments in our subsidiaries or platforms, and the continuation of cash revenues from collaborators and customers of our products and services. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.
If we do not achieve our planned operating results, our ability to continue as a going concern would be jeopardized and we may need to take the following actions to support our liquidity needs in 2019:

•	shift our internal investments from subsidiaries and platforms whose potential for value creation is longer-term to near-term opportunities;

•	sell certain of our operating subsidiaries to third parties;

•	reduce operating expenditures for third-party contractors, including consultants, professional advisors, and other vendors; and

•	reduce or delay capital expenditures, including non-essential facility expansions, lab equipment, and information technology projects.
Implementing this plan could have a negative impact on our ability to continue our business as currently contemplated, including, without limitation, delays or failures in our ability to:

•	maintain the diversity of our various portfolio offerings;

•	develop and commercialize products within planned timelines or at planned scales; and

•	invest in new research and development efforts.
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments as of December 31, 2018 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$77,910	$9,182	$19,037	$15,534	$34,157
Purchase commitments	20,055	9,210	10,845	—	—
Convertible debt (1)	255,290	—	55,290	200,000	—
Cash interest payable on convertible debt	31,500	7,000	14,000	10,500	—
Long-term debt, excluding convertible debt	6,318	559	958	1,862	2,939
Contingent consideration	585	—	585	—	—
Total	$391,658	$25,951	$100,715	$227,896	$37,096

(1)	The convertible debt may be converted to Intrexon common stock or to the common stock of one of our subsidiaries.
In addition to the obligations in the table above, as of December 31, 2018 we also have the following significant contractual obligations described below.

In conjunction with the formation of our JVs, we committed to making future capital contributions subject to certain conditions and limitations. As of December 31, 2018, our remaining capital contribution commitments to our JVs were $14.9 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
We are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products that incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. As of December 31, 2018, we also had research and development commitments with third parties totaling $11.9 million that had not yet been incurred.
In January 2009, AquaBounty was awarded a grant to provide funding of a research and development project from the Atlantic Canada Opportunities Agency, a Canadian government agency. Amounts claimed by AquaBounty must be repaid in the form of a 10 percent royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. AquaBounty claimed all amounts available under the grant, resulting in total long-term debt of $2.1 million on our consolidated balance sheet as of December 31, 2018. This amount is not included in the table above due to the uncertainty of the timing of repayment.
Net operating losses
As of December 31, 2018, we had net operating loss carryforwards of approximately $369.1 million for United States federal income tax purposes available to offset future taxable income, including $116.6 million generated after 2017, and United States federal and state research and development tax credits of approximately $7.9 million, prior to consideration of annual limitations that may be imposed under Section 382. Carryforwards generated prior to 2018 begin to expire in 2022. Our direct foreign subsidiaries have foreign loss carryforwards of approximately $159.8 million, most of which do not expire. Excluding certain deferred tax liabilities totaling $7.2 million, our remaining net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.
As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of December 31, 2018, Intrexon has utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of December 31, 2018, approximately $41.9 million of domestic net operating losses were inherited via acquisitions and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
We do not file a consolidated income tax return with AquaBounty. As of December 31, 2018, AquaBounty had loss carryforwards for federal and foreign income tax purposes of approximately $37.8 million, including $9.4 million generated after 2017, and $14.0 million, respectively, and foreign research tax credits of $2.6 million available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382 or analogous foreign provisions. Carryforwards generated prior to 2018 began to expire in 2018. As a result of our ownership in AquaBounty passing 50 percent in 2013, an annual Section 382 limitation of approximately $0.9 million per year will apply to losses and credits carried forward by AquaBounty from prior years, which are also subject to prior Section 382 limitations.
The Tax Act introduced certain limitations on utilization of net operating losses that are generated after 2017, generally limiting utilization of those losses to 80 percent of future annual taxable income. However, losses generated after 2017 will generally have an indefinite carryforward period.
Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, other than operating leases and purchase commitments as mentioned above, as defined under SEC rules. On January 1, 2019, we are adopting Accounting Standards Update 2016-02, Leases (Topic 842), or ASU 2016-02. Upon adoption of ASU 2016-02, we expect to recognize right-of-use assets and lease liabilities for operating leases within a range of $42.0 million to $47.0 million.
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
While our significant accounting policies are more fully described in "Notes to the Consolidated Financial Statements - Note 2" appearing elsewhere in this Annual Report, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.
Revenue recognition (for the year ended December 31, 2018)
Effective January 1, 2018, we apply ASC 606. Under ASC 606, we recognize revenue when our customer obtains control of the promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the promises and distinct performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligations.
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
Our collaboration and licensing agreements typically contain multiple promises, including technology licenses, research and development services and in certain cases manufacturing services. We determine whether each of the promises is a distinct performance obligation. As the nature of the promises in our collaboration and licensing agreements are highly integrated and interrelated, we typically combine most of our promises into a single performance obligation. Because we are performing research and development services during early-stage development, the services are integral to the utilization of the technology license. Therefore, we have determined that the technology license and research and development services are typically inseparable from each other during the performance period of our collaboration and licensing agreements. Contingent manufacturing services that may be provided under certain of our agreements are considered to be a separate future contract and not part of the current collaboration or licensing agreement.
At contract inception, we determine the transaction price, including fixed consideration and any estimated amounts of variable consideration. The upfront payment received upon consummation of the agreement is fixed and nonrefundable. Variable consideration is subject to a constraint and amounts are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include reimbursements for costs incurred by us for research and development efforts; milestone payments upon the achievement of certain development, regulatory and commercial activities; and royalties on sales of products arising from the collaboration or licensing agreement. We determine the initial transaction price and exclude variable consideration that is otherwise constrained pursuant to the guidance in ASC 606.
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
We assess the uncertainty of when and if the milestone will be achieved to determine whether the milestone is included in the transaction price. We then assess whether the revenue is constrained based on whether it is probable that a significant reversal of revenue would not occur when the uncertainty is resolved.
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
We recognized $76.9 million of collaboration and licensing revenues in the year ended December 31, 2018. As of December 31, 2018, we have $63.3 million of deferred revenue related to our receipt of upfront and milestone payments.
Product and service revenues
We generate product and service revenues primarily through sales of products and services that are created from technologies developed or owned by us. Our current offerings include sales of advanced reproductive technologies, including our bovine embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production. As each promised product or service is distinct, we recognize the transaction price as revenue when control of the promised product is transferred to the customer or when the promised service is rendered. Payment terms are typically due within 30 days. We recognized $80.7 million of these product and service revenues for the year ended December 31, 2018.
Revenue recognition (for the years ended December 31, 2017 and 2016)
Collaboration and licensing revenues
We generate collaboration and licensing revenue through collaboration and licensing agreements whereby the collaborators or the licensees obtain exclusive access to our proprietary technologies for use in the research, development and commercialization of products and/or treatments in a contractually specified field of use. Generally, the terms of these agreements provide that we receive some or all of the following: (i) upfront payments upon consummation of the agreement; (ii) reimbursements for costs incurred by us for research and development and/or manufacturing efforts related to specific applications provided for in the agreement; (iii) milestone payments upon the achievement of specified development, regulatory and commercial activities; and (iv) royalties on sales of products arising from the collaboration or licensing agreement.

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
We recognized $145.6 million and $109.9 million of collaboration and licensing revenues in the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we have $230.5 million of deferred revenue related to our receipt of upfront and milestone payments.
Product and service revenues
We generate product and service revenues primarily through sales of products or services that are created from technologies developed or owned by us. Our current offerings include sales of advanced reproductive technologies, including our bovine embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) services have been rendered or delivery has occurred such that risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collection from the customer is reasonably assured. We recognized $82.3 million, and $77.9 million of these product and service revenues for the years ended December 31, 2017 and 2016, respectively.
Investments in preferred stock
We hold preferred stock in certain of our collaborators, some of which may be converted to common stock as described in "Notes to the Consolidated Financial Statements - Note 7" appearing elsewhere in this Annual Report. We elected the fair value option to account for our investments in preferred stock whereby the value of preferred stock is adjusted to fair value as of each reporting date and unrealized gains and losses are reported in the consolidated statements of operations.  These investments are subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of certain of the preferred stock into common stock, the volatility of each collaborator's common stock, and changes in general economic and financial conditions of the collaborators. These Level 3 investments are classified as noncurrent in the consolidated balance sheet since we do not intend to sell the investment nor expect the investments that are convertible into common stock to be converted within one year. In conjunction with the ZIOPHARM License Agreement in October 2018, our ZIOPHARM preferred shares, valued at $158.3 million, were returned to ZIOPHARM. As of December 31, 2018 and 2017, our investments in preferred stock are valued at $0.2 million and $161.2 million, respectively.
We are entitled to monthly dividends and record dividend income. We recorded $14.8 million and $16.8 million of dividend income in 2018 and 2017, respectively, most of which was related to our investment in ZIOPHARM preferred stock.
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
Consolidation of variable interest entities
We identify entities that (i) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) in which the equity investors lack an essential characteristic of a controlling financial interest as variable interest entities, or VIEs. We perform an initial and on-going evaluation of the entities with which we have variable interests to determine if any of these entities are VIEs. If an entity is identified as a VIE, we perform an assessment to determine whether we have both: (i) the power to direct activities that most significantly impact the VIE's economic performance, and (ii) have the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE. If both of these criteria are satisfied, we are identified as the primary beneficiary of the VIE. As of December 31, 2018 and 2017, we determined that certain of our collaborators and JVs as well as Harvest were VIEs. We were not the primary beneficiary for these entities since we did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. Our aggregate investment balance of these VIEs as of December 31, 2018 and 2017, was $21.2 million and $185.3 million, respectively, which represents our maximum risk of loss related to the identified VIEs.
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
Goodwill is tested for impairment annually, or more frequently if events or circumstances between annual tests indicate that the assets may be impaired. Impairment losses on goodwill are recognized based solely on a comparison of their fair value to carrying value, without consideration of any recoverability test.

During the years ended December 31, 2018 and 2017, we recorded $60.5 million and $16.8 million, respectively, of impairment charges to write down the values of goodwill and intangible assets recorded in certain of our prior acquisitions. See additional discussion regarding this impairment in "Notes to the Consolidated Financial Statements - Note 11" appearing elsewhere in this Annual Report.
Recent accounting pronouncements
See "Notes to the Consolidated Financial Statements - Note 2" appearing elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our business, which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The following sections provide quantitative information on our exposure to interest rate risk, stock price risk, and foreign currency exchange risk. We make use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.
Interest rate risk
We had cash, cash equivalents and short-term investments of $222.5 million and $74.4 million as of December 31, 2018 and 2017, respectively. Our cash and cash equivalents and short-term investments consist of cash, money market funds, United States government debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of United States government debt securities and certificates of deposit, which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Investments in publicly traded companies' common stock
As of December 31, 2018, we owned 8,239,199 shares or approximately 55 percent of the common stock of AquaBounty, which is traded on the NASDAQ Stock Market. The fair value of our investment in AquaBounty as of December 31, 2018 and 2017, based on AquaBounty's quoted closing price on the NASDAQ Stock Market, was $16.9 million and $18.2 million, respectively. The fair value of our investment in AquaBounty as of December 31, 2018 would be approximately $18.6 million and $13.5 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty. The fair value of our investment in AquaBounty as of December 31, 2017 would be approximately $20.0 million and $14.6 million, respectively, based on a hypothetical 10 percent increase or 20 percent decrease in the share price of AquaBounty.
Foreign currency exchange risk
We have international subsidiaries in a number of countries, including Belgium, Brazil, Canada, Hungary, and the United Kingdom. These subsidiaries' assets, liabilities, and current revenues and expenses are denominated in their respective foreign currency. We do not hedge our foreign currency exchange rate risk. The effect of a hypothetical 10 percent change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data
The information required by this Item 8 is contained on pages F-1 through F-60 of this Annual Report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report, which is included in Part II Item 8 of this Annual Report.
Remediation of Material Weakness in Internal Control Over Financial Reporting
A material weakness if a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
During the second quarter of 2018, we identified and disclosed a material weakness in our internal control over financial reporting relating to controls over the adoption of ASC 606. Specifically, we did not design controls which were sufficiently precise to identify and account for the impacts of adopting ASC 606 on our open ECCs, including gross versus net presentation for payments pursuant to one of our contracts, the guidance for contract modifications to a contract that had been modified prior to the adoption of ASC 606, and the measurement of progress for performance obligations satisfied over time. This control deficiency resulted in the misstatement of accumulated deficit, deferred revenue, and collaboration and licensing revenues, and restatement of our consolidated financial statements for the quarter ended March 31, 2018. To remediate the material weakness described above, we (i) engaged third-party technical accounting advisors on complex matters that fell within the scope of ASC 606; (ii) designed and implemented a more precise review framework whereby our advisors provided, and we reviewed, a more detailed assessment of how ASC 606 applies to all key elements of our contracts with customers; (iii) designed and implemented controls, including a comprehensive review of such deliverables and conclusions by management via a sufficiently detailed analysis of the relevant contracts, amendments, accounting guidance and related interpretations; and (iv) designed and implemented controls related to the ongoing revenue recognition accounting for our ECCs.
During the fourth quarter of 2018, we completed the testing of the changes noted above. Based on the evidence obtained in validating the design and operating effectiveness of these controls, we concluded that these changes to our controls and procedures have remediated the material weakness in our internal control over financial reporting as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.
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
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Item 14.	Principal Accounting Fees and Services
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

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
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Shareholders' and Total Equity for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016
Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules.
All financial statement schedules have been omitted because either the required information is not applicable or the information required is included in the consolidated financial statements and notes thereto included in this Annual Report.

3.	Exhibits.
The exhibits are listed in Item 15(b) below.

(b)	Exhibits
The following exhibits are filed with this Annual Report or incorporated by reference:

Exhibit No.	Description

1.1*	Controlled Equity OfferingSM Sales Agreement between Intrexon and Cantor Fitzgerald & Co., dated November 11, 2015 (11)

2.1*	Agreement and Plan of Merger, dated as of January 24, 2017, by and among Intrexon, GenVec and Intrexon GV Holding, Inc. (18)

3.1*	Amended and Restated Articles of Incorporation (3)

3.1A*	Articles of Amendment to the Amended and Restated Articles of Incorporation (21)

3.2*	Amended and Restated Bylaws (12)

4.1*	Specimen certificate evidencing shares of common stock (2)

4.2*	Form of Second Amended and Restated Warrant to Purchase Shares of Common Stock (2)

4.3*
Eighth Amended and Restated Investors' Rights Agreement, dated March 1, 2013, by and among Intrexon and the holders of the Company's preferred stock and certain holders of Intrexon's common stock and Joinder thereto (1)

4.4*	Base Indenture, dated July 3, 2018, by and between Intrexon Corporation and The Bank of New York Mellon Trust Company, N.A. (26)

4.5*
First Supplemental Indenture (including the form of 3.50% convertible senior notes due 2023), dated July 3, 2018, by and between Intrexon Corporation and The Bank of New York Mellon Trust Company, N.A. (26)

10.1†*	Intrexon Corporation Amended and Restated 2008 Equity Incentive Plan (2)

10.2†*	Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, effective as of June 9, 2014 (7)

10.2A†*	Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, Form of Restricted Stock Agreement (7)

10.2B†*	Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, Form of Incentive Stock Option Agreement (7)

10.2C†*	Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, Form of Nonqualified Stock Option Agreement (7)

10.2D†*	Amendment to the Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, effective as of June 11, 2015 (9)

10.2E†*	Amendment to the Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, effective as of June 9, 2016 (13)

10.2F†*	Amendment to the Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, effective as of June 28, 2017 (19)

10.2G†*	Amendment to the Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, as amended, effective as of June 7, 2018 (25)

10.2H†*	Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Restricted Stock Unit Agreement, by and between Intrexon and Randal J. Kirk, effective as of November 1, 2015 (10)

10.2I†*	Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Restricted Stock Unit Agreement, by and between Intrexon and Randal J. Kirk, effective as of November 1, 2016 (15)

10.2J†*	Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Restricted Stock Unit Agreement, by and between Intrexon and Randal J. Kirk, dated as of December 30, 2016 (16)

10.2K†*	Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Restricted Stock Unit Agreement, by and between Intrexon and Randal J. Kirk, effective as of April 1, 2017 (17)

10.2L†*
Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Restricted Stock Unit Agreement, by and between Intrexon Corporation and Randal J. Kirk, effective as of April 1, 2018 (24)

10.2M†*	Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Form of Restricted Stock Unit Agreement for Officers (23)

10.2N†*	Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Form of Restricted Stock Unit Agreement for Directors (23)

10.3*	Exclusive Channel Partner Agreement, dated as of January 6, 2011, between Intrexon and ZIOPHARM Oncology, Inc., as amended (1)

10.3A*	Second Amendment to Exclusive Channel Partner Agreement, dated March 27, 2015, between Intrexon and ZIOPHARM Oncology, Inc. (8)

10.3B*	Third Amendment to Exclusive Channel Partner Agreement by and between ZIOPHARM Oncology, Inc. and Intrexon Corporation dated as of June 29, 2016 (14)

10.3C*	Amendment to Exclusive Channel Collaboration Agreement by and between ZIOPHARM Oncology, Inc. and Intrexon Corporation dated as of June 29, 2016 (14)

10.4#*	Exclusive Channel Collaboration Agreement, dated as of February 14, 2013, between Intrexon and AquaBounty Technologies, Inc. (1)

10.5*	Relationship Agreement, dated as of December 5, 2012, between Intrexon and AquaBounty Technologies, Inc. (1)

10.6#*	Exclusive Channel Collaboration Agreement, dated as of March 29, 2013, between Intrexon and Genopaver, LLC (1)

10.7†*	Second Amended and Restated Employment Agreement, dated as of August 31, 2006, between Intrexon and Thomas D. Reed (2)

10.8#*	Exclusive Channel Collaboration Agreement, dated as of March 26, 2014, by and between Intrexon Corporation and Intrexon Energy Partners, LLC (4)

10.9#*	Amended and Restated Limited Liability Company Agreement of Intrexon Energy Partners, LLC, dated as of March 26, 2014, by and among Intrexon and the parties thereto (4)

10.10*
Letter Agreement by and between ZIOPHARM Oncology, Inc., Intrexon and The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center, dated as of January 9, 2015 (5)

10.11*	Securities Issuance Agreement by and among Intrexon, The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center dated as of January 13, 2015 (5)

10.12*	Securities Issuance Agreement by and among Intrexon, The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center dated as of January 13, 2015 (5)

10.13*	Registration Rights Agreement by and among Intrexon, The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center dated as of January 13, 2015 (5)

10.14#*
License Agreement by and among ZIOPHARM Oncology, Inc., Intrexon and The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center, dated as of January 13, 2015 (6)

10.15#*	License Agreement, dated October 5, 2018, by and between Precigen, Inc. and ZIOPHARM Oncology, Inc. (27)

10.16#*	License and Collaboration Agreement, dated as of March 27, 2015, among Intrexon, ARES Trading S.A. and ZIOPHARM Oncology, Inc. (8)

10.17†*	Intrexon Corporation Annual Executive Incentive Plan, adopted as of April 29, 2015 (9)

10.18*	Services Agreement, by and between Intrexon Corporation and Third Security, LLC, effective as of November 1, 2015 (10)

10.18A*	First Amendment to Services Agreement, by and between Intrexon Corporation and Third Security, LLC, effective as of October 31, 2016 (15)

10.18B*	Second Amendment to Services Agreement, by and between Intrexon Corporation and Third Security, LLC, effective as of December 30, 2016 (16)

10.18C*	Third Amendment to Services Agreement, by and between Intrexon Corporation and Third Security, LLC, dated as of December 28, 2017 (22)

10.19*	Share Lending Agreement, dated June 28, 2018, by and between Intrexon Corporation, J.P. Morgan Securities LLC and JPMorgan Chase Bank, National Association, New York Branch (26)

10.20†*	Preferred Stock Equity Facility Agreement, dated October 16, 2017, by and between Kapital Joe, LLC and Intrexon Corporation (20)

10.21†*	Termination of Preferred Stock Equity Facility Agreement, dated June 28, 2018 (26)

10.22#**	Securities Purchase, Assignment and Assumption Agreement, dated December 19, 2018, by and between Intrexon Corporation, ARES TRADING S.A. and Precigen, Inc.

10.23#**	Convertible Note issued to ARES TRADING S.A., dated December 28, 2018

21.1	List of Subsidiaries of Intrexon Corporation

23.1	Consent of PricewaterhouseCoopers LLP

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
Interactive Data File (Intrexon Corporation and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016, formatted in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Shareholders' and Total Equity for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (v) the Notes to the Consolidated Financial Statements.

*	Previously filed and incorporated by reference to the exhibit indicated in the following filings by Intrexon:

(1)	Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 9, 2013.

(2)	Amendment No. 1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 29, 2013.

(3)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 15, 2013.

(4)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on April 4, 2014.

(5)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2015.

(6)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on January 28, 2015.

(7)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2014.

(8)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 2, 2015.

(9)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2015.

(10)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 3, 2015.

(11)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2015.

(12)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2016.

(13)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2016.

(14)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2016.

(15)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 3, 2016.

(16)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 30, 2016.

(17)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 31, 2017.

(18)	Amendment No. 2 to the Registration Statement on Form S-4, filed with the Securities and Exchange Commission on May 11, 2017.

(19)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2017.

(20)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 16, 2017.

(21)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2017.

(22)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2018.

(23)	Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2018.

(24)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 5, 2018.

(25)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 8, 2018.

(26)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 3, 2018.

(27)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2018.

**	Furnished herewith

†	Indicates management contract or compensatory plan.

#	Portions of the exhibit (indicated by asterisks) have been omitted pursuant to a confidential treatment order granted by the Securities and Exchange Commission.

(c)	Financial Statement Schedules
The response to Item 15(a)2 is incorporated herein by reference.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 1, 2019

INTREXON CORPORATION

By:	/S/ RANDAL J. KIRK
Randal J. Kirk Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RANDAL J. KIRK	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	3/1/2019
Randal J. Kirk

/S/ RICK L. STERLING	Chief Financial Officer (Principal Accounting and Financial Officer)	3/1/2019
Rick L. Sterling

/S/ CESAR L. ALVAREZ	Director	2/28/2019
Cesar L. Alvarez

/S/ STEVEN FRANK	Director	2/28/2019
Steven Frank

/S/ VINITA D. GUPTA	Director	2/28/2019
Vinita D. Gupta

/S/ FRED HASSAN	Director	2/28/2019
Fred Hassan

/S/ JEFFREY B. KINDLER	Director	2/28/2019
Jeffrey B. Kindler

/S/ DEAN J. MITCHELL	Director	2/28/2019
Dean J. Mitchell

/S/ ROBERT B. SHAPIRO	Director	2/28/2019
Robert B. Shapiro

/S/ JAMES S. TURLEY	Director	2/28/2019
James S. Turley

Intrexon Corporation and Subsidiaries
Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Intrexon Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Intrexon Corporation and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive loss, of shareholders' and total equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Substantial Doubt About the Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, cash outflows from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 1, 2019

We have served as the Company's auditor since 2006.

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2018 and 2017

(Amounts in thousands, except share data)	2018	2017
Assets
Current assets
Cash and cash equivalents	$102,768	$68,111
Restricted cash	6,987	6,987
Short-term investments	119,688	6,273
Equity securities	384	5,285
Receivables
Trade, net	21,195	19,775
Related parties, net	4,129	17,913
Other, net	2,754	2,153
Inventory	21,447	20,493
Prepaid expenses and other	6,131	7,057
Total current assets	285,483	154,047
Equity securities, noncurrent	1,798	9,815
Investments in preferred stock	191	161,225
Property, plant and equipment, net	128,874	112,674
Intangible assets, net	129,291	232,877
Goodwill	149,585	153,289
Investments in affiliates	18,859	18,870
Other assets	2,096	4,054
Total assets	$716,177	$846,851
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2018 and 2017

(Amounts in thousands, except share data)	2018	2017
Liabilities and Total Equity
Current liabilities
Accounts payable	$13,420	$8,701
Accrued compensation and benefits	10,687	6,474
Other accrued liabilities	20,620	21,080
Deferred revenue, including $6,945 and $29,155 from related parties as of December 31, 2018 and 2017, respectively	15,554	42,870
Lines of credit	466	233
Current portion of long-term debt	559	502
Related party payables	256	313
Total current liabilities	61,562	80,173
Long-term debt, net of current portion, including $55,290 to related parties as of December 31, 2018	211,235	7,535
Deferred revenue, net of current portion, including $52,227 and $157,628 from related parties as of December 31, 2018 and 2017, respectively	54,210	193,527
Deferred tax liabilities, net	7,213	15,620
Other long-term liabilities	3,235	3,451
Total liabilities	337,455	300,306
Commitments and contingencies (Note 16)
Total equity
Common stock, no par value, 200,000,000 shares authorized as of December 31, 2018 and 2017; and 160,020,466 shares and 122,087,040 shares issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
Additional paid-in capital	1,722,012	1,397,005
Accumulated deficit	(1,330,545)	(847,820)
Accumulated other comprehensive loss	(28,612)	(15,554)
Total Intrexon shareholders' equity	362,855	533,631
Noncontrolling interests	15,867	12,914
Total equity	378,722	546,545
Total liabilities and total equity	$716,177	$846,851
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2018, 2017 and 2016

(Amounts in thousands, except share and per share data)	2018	2017	2016
Revenues
Collaboration and licensing revenues, including $60,238, $130,670, and $93,792 from related parties in 2018, 2017, and 2016, respectively	$76,869	$145,579	$109,871
Product revenues	28,528	33,589	36,958
Service revenues	52,419	50,611	43,049
Other revenues	2,758	1,202	1,048
Total revenues	160,574	230,981	190,926
Operating Expenses
Cost of products	35,698	33,263	37,709
Cost of services	27,589	29,525	23,930
Research and development	404,586	143,207	112,135
Selling, general and administrative	137,807	146,103	142,318
Impairment loss	60,504	16,773	—
Total operating expenses	666,184	368,871	316,092
Operating loss	(505,610)	(137,890)	(125,166)
Other Income (Expense), Net
Unrealized and realized appreciation (depreciation) in fair value of equity securities and preferred stock	(30,200)	2,586	(58,894)
Interest expense	(8,530)	(611)	(861)
Interest and dividend income	19,084	19,485	10,190
Other income, net	630	1,013	1,700
Total other income (expense), net	(19,016)	22,473	(47,865)
Equity in net loss of affiliates	(11,608)	(14,283)	(21,120)
Loss before income taxes	(536,234)	(129,700)	(194,151)
Income tax benefit	21,528	2,880	3,877
Net loss	$(514,706)	$(126,820)	$(190,274)
Net loss attributable to the noncontrolling interests	5,370	9,802	3,662
Net loss attributable to Intrexon	$(509,336)	$(117,018)	$(186,612)
Net loss attributable to Intrexon per share, basic and diluted	$(3.93)	$(0.98)	$(1.58)
Weighted average shares outstanding, basic and diluted	129,521,731	119,998,826	117,983,836
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2018, 2017 and 2016

(Amounts in thousands)	2018	2017	2016
Net loss	$(514,706)	$(126,820)	$(190,274)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(59)	87	430
Gain (loss) on foreign currency translation adjustments	(13,073)	20,599	(23,901)
Comprehensive loss	(527,838)	(106,134)	(213,745)
Comprehensive loss attributable to the noncontrolling interests	5,548	9,764	3,683
Comprehensive loss attributable to Intrexon	$(522,290)	$(96,370)	$(210,062)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
Years Ended December 31, 2018, 2017 and 2016

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
Years Ended December 31, 2018, 2017 and 2016

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

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
Years Ended December 31, 2018, 2017 and 2016

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2017	122,087,040	$—	$1,397,005	$(15,554)	$(847,820)	$533,631	$12,914	$546,545
Cumulative effect of adoption of ASC 606	—	—	—	(104)	26,611	26,507	—	26,507
Stock-based compensation expense	—	—	36,174	—	—	36,174	122	36,296
Shares issued upon vesting of restricted stock units and for exercises of stock options and warrants	70,159	—	297	—	—	297	2,039	2,336
Shares issued as payment for services	909,980	—	10,695	—	—	10,695	—	10,695
Shares and warrants issued in public offerings, net of issuance costs	6,900,000	—	82,374	—	—	82,374	5,616	87,990
Equity component of convertible debt, net of issuance costs and deferred taxes	—	—	36,868	—	—	36,868	—	36,868
Shares issued pursuant to share lending agreement	7,479,431	—	—	—	—	—	—	—
Shares issued for reacquired in-process research and development	22,573,856	—	159,323	—	—	159,323	—	159,323
Adjustments for noncontrolling interests	—	—	(724)	—	—	(724)	724	—
Net loss	—	—	—	—	(509,336)	(509,336)	(5,370)	(514,706)
Other comprehensive loss	—	—	—	(12,954)	—	(12,954)	(178)	(13,132)
Balances at December 31, 2018	160,020,466	$—	$1,722,012	$(28,612)	$(1,330,545)	$362,855	$15,867	$378,722
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016

(Amounts in thousands)	2018	2017	2016
Cash flows from operating activities
Net loss	$(514,706)	$(126,820)	$(190,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,112	31,145	24,572
Loss on abandonment and disposal of assets, net	20,928	3,124	666
Impairment loss	60,504	16,773	—
Reacquisition of in-process research and development	236,748	—	—
Unrealized and realized (appreciation) depreciation on equity securities and preferred stock, net	30,200	(2,586)	58,894
Noncash dividend income	(14,841)	(16,756)	(7,421)
Amortization of premiums (discounts) on investments, net	(771)	411	1,070
Equity in net loss of affiliates	11,608	14,283	21,120
Stock-based compensation expense	36,296	41,576	42,202
Shares issued as payment for services	10,695	11,118	10,777
Provision for bad debts	1,779	1,217	1,963
Accretion of debt discount and amortization of deferred financing costs	4,378	—	—
Deferred income taxes	(21,278)	(2,528)	(3,467)
Other noncash items	1,093	(517)	1,662
Changes in operating assets and liabilities:
Receivables:
Trade	(2,698)	740	2,588
Related parties	11,003	631	6,804
Notes	—	—	(42)
Other	(542)	661	271
Inventory	(478)	663	3,807
Prepaid expenses and other	1,006	492	(932)
Other assets	652	(1,017)	2,189
Accounts payable	4,680	(3,402)	3,618
Accrued compensation and benefits	4,385	(1,466)	(12,402)
Other accrued liabilities	356	3,007	9,002
Deferred revenue	(38,578)	(75,337)	(25,481)
Deferred consideration	—	(313)	(630)
Related party payables	(52)	(147)	310
Other long-term liabilities	281	1,328	146
Net cash used in operating activities	(124,240)	(103,720)	(48,988)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016

(Amounts in thousands)	2018	2017	2016
Cash flows from investing activities
Purchases of investments	(178,681)	—	(75,246)
Maturities of investments	65,975	174,542	101,987
Purchases of equity securities, preferred stock, and warrants	—	(1,161)	(2,308)
Proceeds from sales of equity securities	217	235	280
Acquisitions of businesses, net of cash received	(920)	2,054	—
Investments in affiliates	(16,582)	(11,189)	(11,542)
Return of investment in affiliate	2,598	—	—
Cash received (paid) in asset acquisitions	15,500	(14,219)	(7,244)
Purchases of property, plant and equipment	(41,587)	(46,666)	(31,629)
Proceeds from sale of assets	2,267	1,636	274
Issuances of notes receivable	—	(2,400)	(2,964)
Proceeds from repayment of notes receivable	—	1,500	—
Net cash provided by (used in) investing activities	(151,213)	104,332	(28,392)
Cash flows from financing activities
Proceeds from issuance of shares in a private placement	—	13,686	—
Proceeds from issuance of shares and warrants in public offerings, net of issuance costs	87,990	—	—
Acquisitions of noncontrolling interests	—	(913)	—
Advances from lines of credit	4,561	5,906	5,075
Repayments of advances from lines of credit	(4,328)	(6,493)	(4,816)
Proceeds from long-term debt, net of issuance costs	219,859	325	547
Payments of long-term debt	(623)	(519)	(1,201)
Payments of deferred consideration for acquisitions	—	(8,678)	(6,705)
Proceeds from stock option and warrant exercises	2,336	980	19,165
Payment of stock issuance costs	—	(10)	—
Net cash provided by financing activities	309,795	4,284	12,065
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	295	1,055	(873)
Net increase (decrease) in cash, cash equivalents, and restricted cash	34,637	5,951	(66,188)
Cash, cash equivalents, and restricted cash
Beginning of period	75,545	69,594	135,782
End of period	$110,182	$75,545	$69,594
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016

(Amounts in thousands)	2018	2017	2016
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,868	$617	$964
Cash paid during the period for income taxes	216	566	10
Significant noncash financing and investing activities
Stock received as consideration for collaboration agreements	$—	$—	$18,766
Preferred stock received as consideration for collaboration amendments	—	—	120,000
Receivables converted to preferred stock	—	3,385	—
Stock and warrants issued in business combinations	—	16,997	—
Stock issued to acquire noncontrolling interests	—	5,082	—
Stock issued for reacquired in-process research and development	159,323	—	—
Stock issued in asset acquisition	—	—	4,401
Long-term debt issued to a related party in an asset acquisition	30,000	—	—
Contingent consideration assumed in asset acquisition	—	—	3,660
Stock issued as payment for contingent consideration	—	—	1,583
Noncash dividend to shareholders	—	22,385	—
Purchases of property and equipment included in accounts payable and other accrued liabilities	2,267	2,257	652
Purchases of equipment financed through debt	234	—	—
Receivable recorded in anticipation of dissolution of affiliate	—	2,598	—
Transfer of inventory to breeding stock	—	—	1,191
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of December 31, 2018 and 2017 as shown above:

	2018	2017
Cash and cash equivalents	$102,768	$68,111
Restricted cash	6,987	6,987
Restricted cash included in other assets	427	447
Cash, cash equivalents, and restricted cash	$110,182	$75,545
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
1. Organization and Basis of Presentation
Intrexon Corporation ("Intrexon"), a Virginia corporation, uses synthetic biology to focus on programming biological systems to alleviate disease, remediate environmental challenges, and provide sustainable food and industrial chemicals, which may be accomplished directly or through collaborations and joint ventures. Intrexon's primary domestic operations are in California, Florida, Maryland, and Virginia, and its primary international operations are in Hungary. There have been no commercialized products derived from Intrexon's collaborations to date.
Precigen, Inc. ("Precigen"), a dedicated discovery and clinical stage biopharmaceutical company advancing the next generation of gene and cellular therapies using precision technology to target urgent and intractable diseases in immuno-oncology, autoimmune disorders, and infectious diseases, is a wholly owned subsidiary of Intrexon with primary operations in Maryland.
ActoBio Therapeutics, Inc. ("ActoBio") is pioneering a new class of microbe-based biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics and is a wholly owned subsidiary of Intrexon with primary operations in Belgium.
Trans Ova Genetics, L.C. ("Trans Ova"), and Progentus, L.C. ("Progentus"), providers of advanced reproductive technologies, including services and products sold to cattle breeders and other producers, are wholly owned subsidiaries with primary operations in Iowa, Maryland, Missouri, New York, Oklahoma, and Texas. ViaGen, L.C. ("ViaGen"), a provider of genetic preservation and cloning technologies, is a wholly owned subsidiary of Trans Ova with primary operations in Iowa.
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
Exemplar Genetics, LLC ("Exemplar") is a provider of genetically engineered swine for medical and genetic research and a wholly owned subsidiary with primary operations in Iowa.
As of December 31, 2018, Intrexon owned approximately 55% of AquaBounty Technologies, Inc. ("AquaBounty"), a company focused on improving productivity in commercial aquaculture, and whose common stock is listed on the NASDAQ Stock Market. See Note 14 for additional discussion.
Intrexon Corporation and its consolidated subsidiaries are hereinafter referred to as the "Company."
These consolidated financial statements are presented in United States dollars and are prepared under accounting principles generally accepted in the United States of America ("U.S. GAAP").
Liquidity and Going Concern
The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. As of December 31, 2018, the Company had $222,456 in cash, cash equivalents and short-term investments which is not sufficient to fund the Company's planned operations through one year after the date the consolidated financial statements are issued and accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.
The Company may not be able to obtain sufficient additional funding through monetizing certain of its existing assets, entering into new license and collaboration agreements, issuing additional equity or debt instruments or any other means, and if it is able to do so, they may not be on satisfactory terms. The Company's ability to raise additional capital in the equity and debt markets, should the Company choose to do so, is dependent on a number of factors, including, but not limited to, the market demand for the Company's common stock, which itself is subject to a number of business risks and uncertainties, as well as the uncertainty that the Company would be able to raise such additional capital at a price or on terms that are favorable to the Company. Should the Company not be able to secure additional funding though these means, the Company may have to engage in any or all of the following activities: (i) shift internal investments from subsidiaries and platforms whose potential for value creation is longer-term to near-term opportunities; (ii) sell certain of our operating subsidiaries to third parties; (iii) reduce operating expenditures for third-party contractors, including consultants, professional advisors and other vendors; and (iv) reduce or delay capital expenditures, including non-essential facility expansions, lab equipment, and information technology projects. These actions may have a material adverse impact on the Company's ability to achieve certain of its planned objectives. Even if the Company is able to source additional funding, it may be forced to significantly reduce its operations if its business prospects do not improve. If the Company is unable to source additional funding, it may be forced to shut down operations altogether. These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements reflect the operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Revenue Recognition (For the Year Ended December 31, 2018)
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
The Company's collaboration and licensing agreements typically contain multiple promises, including technology licenses, research and development services and in certain cases manufacturing services. The Company determines whether each of the promises is a distinct performance obligation. As the nature of the promises in the Company's collaboration and licensing agreements are highly integrated and interrelated, the Company typically combines most of its promises into a single performance obligation. Because the Company is performing research and development services during early-stage development, the services are integral to the utilization of the technology license. Therefore, the Company has determined that the technology license and research and development services are typically inseparable from each other during the performance period of its collaboration and licensing agreements. Contingent manufacturing services that may be provided under certain of the Company's agreements are considered to be a separate future contract and not part of the current collaboration or licensing agreement.
At contract inception, the Company determines the transaction price, including fixed consideration and any estimated amounts of variable consideration. The upfront payment received upon consummation of the agreement is fixed and nonrefundable.

Variable consideration is subject to a constraint and amounts are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include reimbursements for costs incurred by the Company for research and development efforts; milestone payments upon the achievement of certain development, regulatory and commercial activities; and royalties on sales of products arising from the collaboration or licensing agreement. The Company determines the initial transaction price and excludes variable consideration that is otherwise constrained pursuant to the guidance in ASC 606.
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
The Company assesses the uncertainty of when and if the milestone will be achieved to determine whether the milestone is included in the transaction price. The Company then assesses whether the revenue is constrained based on whether it is probable that a significant reversal of revenue would not occur when the uncertainty is resolved.
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
Product and service revenues
The Company generates product and service revenues primarily through sales of products and services that are created from technologies developed or owned by the Company. The Company's current offerings include sales of advanced reproductive technologies, including the Company's bovine embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production. As each promised product or service is distinct, the Company recognizes the transaction price as revenue when control of the promised product is transferred to the customer or when the promised service is rendered. Payment terms are typically due within 30 days.

Revenue Recognition (For the Years Ended December 31, 2017 and 2016)
Collaboration and licensing revenues
The Company generates collaboration and licensing revenue through collaboration and licensing agreements whereby the collaborators or the licensee obtain exclusive access to the Company's proprietary technologies for use in the research, development and commercialization of products and/or treatments in a contractually specified field of use. Generally, the terms of these agreements provide that the Company receives some or all of the following: (i) upfront payments upon consummation of the agreement, (ii) reimbursements for costs incurred by the Company for research and development and/or manufacturing efforts related to specific applications provided for in the agreement, (iii) milestone payments upon the achievement of specified development, regulatory and commercial activities, and (iv) royalties on sales of products arising from the collaboration or licensing agreement.
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
Research and Development
The Company considers that regulatory requirements inherent in the research and development of new products preclude it from capitalizing such costs. Research and development expenses include salaries and related costs of research and development personnel, including stock-based compensation expense, costs to acquire or reacquire technology rights, consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Costs incurred in conjunction with collaboration and licensing arrangements are included in research and development. Indirect research and development costs include depreciation, amortization and other indirect overhead expenses.
The Company has research and development arrangements with third parties that include upfront and milestone payments. As of December 31, 2018 and 2017, the Company had research and development commitments with third parties that had not yet been incurred totaling $11,853 and $10,682, respectively. The commitments are generally cancellable by the Company at any time upon written notice.
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. The Company believes that it mitigates its risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer. As of December 31, 2018 and 2017, the Company had cash equivalent investments in highly liquid money market accounts at major financial institutions of $40,155 and $43,012, respectively.
Restricted Cash
Restricted cash represents funds deposited with the United States Treasury, as required by a court decision resulting from litigation against Trans Ova (Note 16).
Short-term and Long-term Investments
As of December 31, 2018, short-term investments include United States government debt securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date. The Company's written investment policy requires investments to be explicitly rated by two of Standard & Poor's, Moody's or Fitch and to have a minimum rating of A1, P1 or F-1, respectively, from those agencies. In addition, the investment policy limits the amount of credit exposure to any one issuer.
Equity Securities
The Company holds equity securities received and/or purchased from certain collaborators. Other than investments accounted for using the equity method, the Company elected the fair value option to account for its equity securities held in these collaborators. These equity securities are recorded at fair value at each reporting date and are subject to market price volatility. Unrealized gains and losses resulting from fair value adjustments are reported in the consolidated statements of operations. The fair value of these equity securities is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these collaborators. Equity securities that the Company does not intend to sell within one year are classified as noncurrent in the consolidated balance sheet.

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
Investments in Preferred Stock
The Company holds preferred stock in certain of its collaborators, most of which may be converted to common stock as described in Note 7. The Company elected the fair value option to account for its investments in preferred stock whereby the value of preferred stock is adjusted to fair value as of each reporting date and unrealized gains and losses are reported in the consolidated statements of operations. These investments are subject to fluctuation in the future due to, among other things, the likelihood and timing of conversion of certain of the preferred stock into common stock, the volatility of each collaborator's common stock, and changes in general economic and financial conditions of the collaborators. The investments are classified as noncurrent in the consolidated balance sheet since the Company does not intend to sell the investments nor expect the investments that are convertible into common stock to be converted within one year.
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
Concentrations of Risk
Due to the Company's mix of fixed and variable rate securities holdings, the Company's investment portfolio is susceptible to changes in interest rates. As of December 31, 2018, gross unrealized losses on the Company's short-term investments were not material. From time to time, the Company may liquidate some or all of its investments to fund operational needs or other activities, such as capital expenditures or business acquisitions, or distribute its equity securities to shareholders as a stock dividend. Depending on which investments the Company liquidates to fund these activities, the Company could recognize a portion, or all, of the gross unrealized losses.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade and related party receivables. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable.
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
The Company accounts for its investment in Oragenics, Inc. ("Oragenics"), one of its collaborators and a related party, using the fair value option. Oragenics was considered an equity method investment until September 30, 2018, by which point the Company's ownership level had significantly decreased. See Note 7 for additional discussion regarding Oragenics. The Company's ownership of Oragenics was 29.4% as of December 31, 2017, and the fair value of the Company's investment was $3,085 as of that date, which is included as equity securities, noncurrent, in the accompanying consolidated balance sheet. Unrealized depreciation in the fair value of these securities was $4,159 and $10,523 for the years ended December 31, 2017 and 2016, respectively.
Summarized financial data as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017, and 2016, for the Company's equity method investments are shown in the following tables.

	December 31,
	2018	2017
Current assets	$17,485	$61,086
Noncurrent assets	31,274	13,598
Total assets	48,759	74,684
Current liabilities	4,226	6,213
Net assets	$44,533	$68,471

	Year Ended December 31,
	2018	2017	2016
Revenues	$557	$254	$417
Operating expenses	36,990	41,904	62,373
Operating loss	(36,433)	(41,650)	(61,956)
Other, net	44	(8)	1,535
Net loss	$(36,389)	$(41,658)	$(60,421)
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
As of December 31, 2018 and 2017, the Company determined that certain of its collaborators and joint ventures as well as Harvest were VIEs. The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. The Company's aggregate investment balances of these VIEs as of December 31, 2018 and 2017, were $21,219 and $185,261, respectively, which represents the Company's maximum risk of loss related to the identified VIEs.
Trade Receivables
Trade receivables consist of credit extended to the Company's customers in the normal course of business and are reported net of an allowance for doubtful accounts. The Company reviews its customer accounts on a periodic basis and records bad debt expense for specific amounts the Company evaluates as uncollectible. Past due status is determined based upon contractual terms. Amounts are written off at the point when collection attempts have been exhausted. Management estimates uncollectible amounts considering such factors as current economic conditions and historic and anticipated customer performance. This estimate can fluctuate due to changes in economic, industry or specific customer conditions that may require adjustment to the allowance recorded by the Company. Management has included amounts believed to be uncollectible in the allowance for doubtful accounts.
The following table shows the activity in the allowance for doubtful receivable accounts for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Beginning balance	$4,631	$3,703	$2,081
Charged to operating expenses	1,779	1,217	1,963
Write offs of accounts receivable, net of recoveries	(1,267)	(289)	(341)
Ending balance	$5,143	$4,631	$3,703
Inventory
The Company's inventory primarily includes adult female cows that are used in certain production processes and are recorded at acquisition cost using the first-in, first-out method or net realizable value, whichever is lower. Work-in-process inventory includes allocations of production costs and facility costs for products currently in production and is recorded at the lower of cost or net realizable value. Significant declines in the price of cows could result in unfavorable adjustments to inventory balances.
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
The Company performs its annual impairment review of goodwill in the fourth quarter, or sooner if a triggering event occurs prior to the annual impairment review. In the fourth quarter of 2018, the Company concluded that Precigen and ActoBio are now separate reporting units. Accordingly, the Company performed a relative fair value allocation of certain of its goodwill, as well as an impairment review of the reallocated goodwill. See Note 11 for additional discussion regarding the results of this review for the year ended December 31, 2017, which resulted in a goodwill impairment charge.
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
See Note 11 for additional discussion of impairment of long-lived assets for the years ended December 31, 2018 and 2017.
Convertible Notes
The Company allocated the proceeds received in July 2018 from the issuance of Intrexon's 3.50% convertible senior notes due 2023 (the "Convertible Notes") between long-term debt (liability component) and additional paid-in capital (equity component) within the consolidated balance sheet. The original value assigned to long-term debt is the estimated fair value as of the issuance date of a similar debt instrument without a conversion option. The original value assigned to additional paid-in capital represents the value of the conversion option and is calculated by deducting the fair value of the long-term debt from the principal amount of the Convertible Notes and is not remeasured as long as it continues to meet the requirements for equity classification. The original value of the conversion option will accrete to the carrying value of the long-term debt and result in additional noncash interest expense over the expected life of the Convertible Notes using the effective interest method.
Debt issuance costs related to the Convertible Notes are also allocated between long-term debt and additional paid-in capital based on the original value assigned to each. Debt issuance costs allocated to long-term debt reduced the original carrying value and will accrete to the carrying value of the long-term debt and result in additional noncash interest expense over the expected life of the Convertible Notes using the effective interest method. Debt issuance costs allocated to additional paid-in capital are recorded as reduction of the original value assigned to the conversion option.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law and significantly revised United States corporate income tax law by, among other things, reducing the corporate income tax rate to 21% effective January 1, 2018, eliminating the corporate alternative minimum tax and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings from foreign subsidiaries. The United States Securities and Exchange Commission ("SEC") Staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed, including computations, in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recognized provisional tax impacts related to revaluation of most of the Company's domestic deferred tax assets, the impact of revaluation of those deferred tax assets on the Company's valuation allowance and elimination of the corporate alternative minimum tax, and included those amounts in the consolidated financial statements for the year ended December 31, 2017. The Company completed its accounting for the Tax Act in the fourth quarter of 2018, and there were no significant adjustments to the previously recorded provisional amounts.
In addition, the Tax Act implemented a new minimum tax on global intangible low-taxed income ("GILTI"). A company can elect an accounting policy to account for GILTI in either of the following ways:

•	As a period charge in the future period in which the tax arises; or

•	As part of deferred taxes related to the investment or subsidiary.
The Company elected to account for GILTI as a period charge in the period in which the tax arises. There was no impact to the accompanying consolidated financial statements as of and for the year ended December 31, 2018.
See Note 13 for additional discussion of the Tax Act.
Share-Based Payments
Intrexon uses the Black-Scholes option pricing model to estimate the grant-date fair value of all stock options. The Black-Scholes option pricing model requires the use of assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Since Intrexon does not have sufficient history to estimate the expected volatility of its common stock price, expected volatility is based on a blended approach that utilizes the volatility of Intrexon's common stock and the volatility of peer public entities that are similar in size and industry. Intrexon estimates the expected term of all options based on previous history of exercises. The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield is 0% as Intrexon does not expect to declare cash dividends in the near future. The fair value of the underlying common stock is determined based on the quoted market price on the Nasdaq Global Select Market ("NASDAQ"). Forfeitures are recorded when incurred. The assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2018, 2017 and 2016 are set forth in the table below:

	2018	2017	2016
Valuation assumptions
Expected dividend yield	0%	0%	0%
Expected volatility	55%—59%	57%—60%	59%—60%
Expected term (years)	6.25	6.25	6.25
Risk-free interest rate	2.33%—3.06%	1.89%—2.27%	1.23%—2.17%
Grant date fair value for the Company's restricted stock units ("RSUs") is based on the fair value of the underlying common stock as determined based on the quoted market price on the NASDAQ on the date of grant.
Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net loss per share calculation, shares to be issued pursuant to convertible debt, stock options, RSUs, and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and, therefore, basic and diluted net loss per share were the same for all periods presented.
Segment Information
While the Company generates revenues from multiple sources, including collaboration agreements, licensing, and products and services primarily associated with bovine reproduction, management is organized around a singular research and development focus to further the development of the Company's underlying synthetic biology technologies. Accordingly, the Company has determined that it operates in one segment. As of December 31, 2018 and 2017, the Company had $16,839 and $21,837, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $11,945, $17,605, and $11,969 for the years ended December 31, 2018, 2017 and 2016, respectively.
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

In accordance with ASC 606, the disclosure of the impacted line items upon adoption of ASC 606 on the Company's consolidated statement of operations for the year ended December 31, 2018 and consolidated balance sheet as of December 31, 2018 was as follows:

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Consolidated Statement of Operations
Collaboration and licensing revenues	$76,869	$78,441	$(1,572)
Net loss	(514,706)	(513,134)	(1,572)
Net loss attributable to Intrexon	(509,336)	(507,764)	(1,572)

	December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change
Consolidated Balance Sheet
Liabilities
Deferred revenue, current	$15,554	$18,934	$(3,380)
Deferred revenue, net of current portion	54,210	48,082	6,128
Total equity
Accumulated deficit	(1,330,545)	(1,355,583)	25,038
Accumulated other comprehensive loss	(28,612)	(28,598)	(14)
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The provisions of ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments in ASU 2018-02 may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the United States federal corporate income tax rate in the Tax Act is recognized. The Company adopted this provision in 2018, and there was no material impact to the accompanying financial statements.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) ("ASU 2016-18"). The provisions of ASU 2016-18 require amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending balances for the periods presented on the statement of cash flows. The Company adopted this standard effective January 1, 2018. In accordance with the provisions of ASU 2016-18, net cash used in operating activities decreased by $6,987 and the "Cash, cash equivalents, and restricted cash" ending period balance increased by $6,987 for the year ended December 31, 2016 in the accompanying consolidated statement of cash flows. The beginning and ending period balances increased by $6,987 and $7,434, respectively; net cash used in operating activities decreased by $419; and the effect of exchange rate changes on cash, cash equivalents, and restricted cash increased by $28 in the accompanying consolidated statement of cash flows for the year ended December 31, 2017 from what was previously reported in the Company's Annual Report for the period ended December 31, 2017.

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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The provisions of ASU 2016-02 set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use ("ROU") asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for in a similar manner as under existing guidance for operating leases today. ASU 2016-02 supersedes the previous lease standard, ASC Topic 840 ("ASC 840"), Leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), and ASU 2018-11, Leases (Topic 842), Targeted Improvements ("ASU 2018-11"), which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (ii) lessors with a practical expedient for separating components of a contract. ASU 2018-11 specifically permits an entity to elect an additional transition method to the existing modified retrospective transition requirements. Under the new transition method, an entity could adopt the provisions of ASU No. 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with the previous lease guidance in ASC 840. ASU No. 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. All of these ASUs related to ASC Topic 842 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and is effective for the Company for the year ending December 31, 2019. The Company is adopting ASU 2016-02 using the modified retrospective method, upon its effective date of January 1, 2019. The Company is electing the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification for all leases in effect at adoption. The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet and will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Upon adoption of ASU 2016-02, the Company expects to recognize ROU assets and lease liabilities for operating leases within a range of $42,000 to $47,000.
In October 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 ("ASU 2018-18"). The provisions of ASU 2018-18 clarify when certain transactions between collaborative arrangement participants should be accounted for under ASC 606 and incorporates unit-of-account guidance consistent with ASC 606 to aid in this determination. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, with early adoption permitted, and is effective for the Company for the year ending December 31, 2020. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.

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

3. Mergers and Acquisitions
Asset Acquisition of Certain Harvest Entities
In September 2018, the Company, through its wholly owned subsidiary ActoBio, issued $30,000 of convertible promissory notes to Harvest, a related party, to acquire Harvest's ownership in CRS Bio, Inc. ("CRS Bio"); Genten Therapeutics, Inc. ("Genten Therapeutics"); and Relieve Genetics, Inc. ("Relieve Genetics") (collectively the "Harvest entities") (Note 17). The Company also received $15,500 cash in the transaction from the acquisition of the Harvest entities. Prior to the transaction, the Company held a noncontrolling interest in the Harvest entities, with a combined carrying value for all entities of $4,303, and accounted for its ownership using the equity method of accounting. Following the transaction, the Company owns 100% of the equity interests of the Harvest entities including the rights that had been previously licensed to the Harvest entities by the Company. The Harvest entities did not meet the definition of a business and accordingly, the transaction was accounted for as an asset acquisition.
By reacquiring the rights previously licensed to the Harvest entities, the Company is relieved from its obligations under the original ECCs and therefore wrote off deferred revenue of $10,078 as part of the transaction. The remaining value acquired of $8,721 was considered in-process research and development related to the reacquired rights under the ECCs and expensed immediately.
See Note 12 for additional discussion of the convertible promissory notes.
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

4. Investments in Joint Ventures
Intrexon Energy Partners
In March 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, LLC ("Third Security"), a related party, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), a joint venture formed to optimize and scale-up the Company's methane bioconversion platform ("MBP") technology for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Intrexon has committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of December 31, 2018, the Company's remaining commitment was $4,938. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board, which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(656) and $(444) as of December 31, 2018 and 2017, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.
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
The Company's investment in Intrexon Energy Partners II was $(50) and $572 as of December 31, 2018 and 2017, respectively, and is included in other accrued liabilities and investments in affiliates, respectively, in the accompanying consolidated balance sheets.
EnviroFlight
In February 2016, the Company entered into a series of transactions involving EnviroFlight, LLC ("Old EnviroFlight"), Darling Ingredients Inc. ("Darling") and a newly formed venture between the Company and Darling ("New EnviroFlight"). The Company determined that the series of integrated transactions to acquire substantially all of the assets of Old EnviroFlight for cash, common stock, and contingent consideration should be accounted for as a single transaction, which constituted a business, and considered New EnviroFlight to be the accounting acquirer. Consideration paid to Old EnviroFlight was $4,244 in cash, 136,340 shares of the Company's common stock valued at $4,401 and contingent consideration estimated at $3,660. Contemporaneously, all the assets acquired from Old EnviroFlight, with the exception of certain developed technology, and $3,000 of cash were contributed to New EnviroFlight in exchange for a non-controlling, 50% membership interest in New EnviroFlight. The Company's contributions to New EnviroFlight included an exclusive license to the developed technology that was retained by the Company. Darling received the remaining 50% membership interest in New EnviroFlight as consideration for terminating rights previously held in the developed technology with Old EnviroFlight. New EnviroFlight was formed to generate high-nutrition, low environmental impact animal and fish feed, as well as fertilizer products, from black soldier fly larvae. Through December 31, 2018, both the Company and Darling have made subsequent capital contributions of $17,000. All of the employees of Old EnviroFlight became employees of New EnviroFlight.
The Company determined that its investment in New EnviroFlight should be accounted for using the equity method of accounting. The Company recorded an estimated fair value of $5,425 for its investment in New EnviroFlight and $9,880 for the retained developed technology intangible asset. The developed technology is being amortized over a period of twenty-one years. The contingent consideration liability payable to the members of Old EnviroFlight is considered a freestanding financial instrument and is recorded at fair value each reporting period. New EnviroFlight met a regulatory milestone, as defined in the asset purchase agreement, and the members of Old EnviroFlight received a portion of the contingent consideration consisting of 59,337 shares of the Company's common stock valued at $1,583 in October 2016. The members of Old EnviroFlight had a right to receive up to $4,000 of additional shares of the Company's common stock if certain commercial milestones were met prior to February 2019. No liability was recorded as of December 31, 2018 (Note 8), and these commercial milestones were not met prior to February 2019.
The Company's investment in New EnviroFlight was $16,720 and $7,092 as of December 31, 2018 and 2017, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
Intrexon T1D Partners
In March 2016, the Company and certain investors (the "T1D Investors"), including affiliates of Third Security, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon T1D Partners, LLC ("Intrexon T1D Partners"), a joint venture formed to utilize the Company's proprietary ActoBiotics platform to develop and commercialize products to treat type 1 diabetes. The Company also entered into an ECC with Intrexon T1D Partners that provides the exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $10,000 while retaining a 50% membership interest in Intrexon T1D Partners. The T1D Investors made initial capital contributions, totaling $10,000 in the aggregate, in exchange for pro rata membership interests in Intrexon T1D Partners totaling 50%. Intrexon committed to make capital contributions of up to $5,000, and the T1D Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon T1D Partners, committed to make additional capital contributions of up to $5,000, at the request of Intrexon T1D Partners' board of managers, which consisted of two members appointed by the Company and three members appointed by a majority of the T1D Investors. The Company satisfied its commitment in 2018.
In November 2018, the Company, together with its wholly owned subsidiary ActoBio, issued 1,933,737 shares of Intrexon common stock valued at $18,970 to the T1D Investors to acquire their ownership interest in Intrexon T1D Partners. Following the transaction, the Company owns 100% of the membership interests in Intrexon T1D Partners, including the rights that had been previously licensed to Intrexon T1D Partners by the Company in the ECC. Intrexon T1D Partners did not meet the definition of a business, and accordingly, the transaction was accounted for as an asset acquisition. By reacquiring the rights previously licensed to Intrexon T1D Partners, the Company was relieved from its obligations under the original ECC and therefore wrote off $8,517 of deferred revenue as part of the transaction. The remaining value of $10,453 was considered in-process research and development related to the reacquired rights under the ECC and expensed immediately.
Other Joint Ventures
In December 2013, the Company and OvaScience, Inc. ("OvaScience") formed a joint venture, OvaXon, LLC ("OvaXon"). Additionally, the Company entered into separate ECC agreements with OvaXon and OvaScience. In March 2018, the Company and OvaScience agreed to terminate the ECC agreement with OvaScience. The Company and Millendo Therapeutics, Inc., a company that subsequently acquired OvaScience, are in discussions regarding the future of the OvaXon joint venture and the related ECC agreement.
In September 2013, the Company and Sun Pharmaceutical Industries, Inc. ("Sun Pharmaceutical Industries") formed a joint venture, S & I Ophthalmic, LLC ("S & I Ophthalmic"), which entered into an ECC agreement with the Company. In December 2017, both the Company and Sun Pharmaceutical Industries agreed to dissolve S & I Ophthalmic and terminate the related ECC agreement. In January 2018, the Company received $2,598 upon the dissolution of S & I Ophthalmic, which represented the Company's portion of S & I Ophthalmic's remaining cash after all liabilities were settled.

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
The following tables summarize the amounts recorded as revenue in the consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
ZIOPHARM Oncology, Inc.	$16,298	$69,812	$33,836
Ares Trading S.A.	11,175	10,738	10,192
Oragenics, Inc.	1,353	2,020	2,752
Intrexon T1D Partners, LLC	2,502	5,968	1,908
Intrexon Energy Partners, LLC	6,929	10,665	17,552
Intrexon Energy Partners II, LLC	2,998	3,672	3,169
Genopaver, LLC	3,710	6,690	6,117
Fibrocell Science, Inc.	1,394	7,344	5,942
Persea Bio, LLC	955	946	1,278
OvaXon, LLC	—	1,966	2,934
S & I Ophthalmic, LLC	—	755	6,141
Harvest start-up entities (1)	14,447	15,232	4,974
Other	15,108	9,771	13,076
Total	$76,869	$145,579	$109,871

(1)
For the years ended December 31, 2018, 2017, and 2016, revenue recognized from collaborations with Harvest start-up entities include Genten Therapeutics, Inc.; CRS Bio, Inc.; Exotech Bio, Inc.; AD Skincare, Inc.; and Thrive Agrobiotics, Inc. For the years ended December 31, 2017 and 2016, revenue recognized from collaborations with Harvest start-up entities also include Relieve Genetics, Inc.

The following is a summary of the terms of the Company's significant collaborations and licensing agreements.
ZIOPHARM Collaborations
In January 2011, the Company entered into an ECC with ZIOPHARM Oncology, Inc. ("ZIOPHARM"), a related party at the time. Pursuant to the ECC, ZIOPHARM received a license to the Company's technology platform within the field of oncology as defined more specifically in the agreement. Upon execution of the ECC, the Company received 3,636,926 shares of ZIOPHARM's common stock valued at $17,457 as upfront consideration. In addition to the promises discussed above, the Company transferred two clinical product candidates to ZIOPHARM for which $1,115 of the upfront consideration was allocated and recognized as collaboration revenue in 2011. The remaining $16,342 of upfront consideration was allocated to a single performance obligation as discussed above. The Company was entitled to additional shares of common stock at the date of the dosing of the first patient in a Phase II clinical trial of a product candidate created, produced or developed by ZIOPHARM using the Company's technology ("ZIOPHARM Milestone"). In October 2012, the ZIOPHARM Milestone was achieved and the Company received 3,636,926 shares of ZIOPHARM's common stock valued at $18,330 as milestone consideration. Upon adoption of ASC 606, the Company recorded a cumulative catch-up adjustment of $873 related to milestone consideration. The Company allocated the ZIOPHARM Milestone to the two performance obligations and recognized those in a manner similar to the discussion above. The Company received reimbursement payments for research and development services provided and manufacturing services for Company materials provided to ZIOPHARM during the ECC. In March 2015, in conjunction with the worldwide License and Collaboration Agreement ("Merck Agreement") with Ares Trading S.A. ("Ares Trading"), a wholly owned subsidiary of Merck KGaA, and ZIOPHARM discussed below, the Company and ZIOPHARM amended their existing ECC. The amendment modified the scope of the ECC in connection with the Merck Agreement and provided that the Company would pay to ZIOPHARM 50% of all payments received for upfront fees, milestones and royalties under the Merck Agreement. See discussion of the Merck Agreement below.
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
In June 2016, the Company amended each of its two existing collaboration agreements with ZIOPHARM and as a result the rate of the royalty that the Company is entitled to receive on certain products commercialized pursuant to the agreements was reduced from 50% to 20%. As consideration for execution of the amendments, ZIOPHARM issued the Company 100,000 shares of ZIOPHARM's Series 1 Preferred Stock valued at $120,000. The Company allocated the consideration received to each ECC based on the cumulative value of upfront and milestone payments previously received pursuant to that ECC. Upon adoption of ASC 606, the Company recognized a cumulative catch-up adjustment of $32,422 as a result of the contract modification requiring a cumulative catch-up under ASC 606 versus prospective recognition under previous revenue recognition accounting standards. See Note 7 for additional discussion of the terms of the preferred stock and the accounting treatment.
In October 2018, the Company, through its wholly owned subsidiary Precigen, entered into a license agreement (the "ZIOPHARM License Agreement") with ZIOPHARM, which terminated and replaced the terms of the original ZIOPHARM ECC, including the amendments thereto.  Pursuant to the terms of the ZIOPHARM License Agreement, the Company granted ZIOPHARM an exclusive, worldwide, royalty-bearing, sub-licensable license to research, develop and commercialize (i) products utilizing the Company's RheoSwitch gene switch ("RTS") to express IL-12 (the "IL-12 Products") for the treatment of cancer, (ii) chimeric antigen receptor ("CAR") products directed to (a) CD19 for the treatment of cancer (the "CD19 Products"), and (b) a second target, subject to the rights of the Company to pursue such target under the Merck Agreement, and (iii) T-cell receptor ("TCR") products (the "TCR Products") designed for neoantigens for the treatment of cancer or the treatment and prevention of human papilloma virus ("HPV") to the extent that the primary reason for such treatment or prevention is to prevent cancer, which is referred to as the HPV Field. The Company has also granted ZIOPHARM an exclusive, worldwide, royalty-bearing, sub-licensable license for certain patents relating to the Company's Sleeping Beauty technology to research, develop and commercialize TCR Products for both neoantigens and shared antigens for the treatment of cancer and in the HPV Field. ZIOPHARM will be solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer. ZIOPHARM is required to use commercially reasonable efforts to develop and commercialize IL-12 Products and CD19 Products, and after a two-year period, the TCR Products. The Company also granted ZIOPHARM an exclusive, worldwide, royalty-bearing, sub-licensable license to research, develop and commercialize products utilizing an additional construct that expresses RTS IL-12 (the "Gorilla IL-12 Products") for the treatment of cancer and in the HPV Field. ZIOPHARM is responsible for all development costs associated with each of the licensed products, other than Gorilla IL-12 Products. ZIOPHARM and the Company will share the development costs and operating profits for Gorilla IL-12 Products, with ZIOPHARM responsible for 80% of the development costs and receiving 80% of the operating profits, as defined in the ZIOPHARM License Agreement, and the Company responsible for the remaining 20% of the development costs and receiving 20% of the operating profits, except that ZIOPHARM will bear all development costs and the Company will share equally in operating profits for Gorilla IL-12 Products in the HPV Field (the "Gorilla Program").

In consideration of the licenses and other rights granted by the Company, ZIOPHARM will pay the Company an annual license fee of $100 and agreed to reimburse the Company $1,000, payable in four quarterly installments, with respect to historical Gorilla IL-12 Products (the "historical Gorilla reimbursements"). ZIOPHARM will make milestone payments, payable upon the initiation of later stage clinical trials and upon the approval of exclusively licensed products in various jurisdictions, totaling up to an additional $52,500 for each of four exclusively licensed products, up to an aggregate of $210,000. In addition, ZIOPHARM will pay the Company tiered royalties ranging from low-single digits to high-single digits on the net sales derived from the sales of any approved IL-12 Products and CAR products. ZIOPHARM will also pay the Company royalties ranging from low-single digits to mid-single digits on the net sales derived from the sales of any approved TCR Products, up to maximum royalty amount of $100,000 in the aggregate. ZIOPHARM will also pay the Company 20% of any sublicensing income received by ZIOPHARM relating to the licensed products.
The Company reacquired rights to research, develop and commercialize CAR products for all other targets. In addition, the Company may research, develop and commercialize products for the treatment of cancer, outside of the products exclusively licensed to ZIOPHARM.  The Company will pay ZIOPHARM royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of the Company's CAR products, up to $50,000. The Company will also be entitled to receive from ZIOPHARM reimbursement of costs incurred to transition the necessary knowledge and materials for ZIOPHARM programs for a period of up to one year from the effective date (the "Transition Services").
As between the parties, the Company agreed to perform all of the obligations of ZIOPHARM under the Merck Agreement, other than an obligation of exclusivity thereunder and ZIOPHARM will remain responsible for all payments owed under the Merck Agreement with respect to CD19 and the other target under the Merck Agreement as a result of ZIOPHARM's, its affiliates' or its sublicensees' exploitation of CAR products. Further, the Company is entitled to receive all rights and financial considerations with respect to all other CAR products, subject to the CAR royalties due to ZIOPHARM for such products. The ZIOPHARM License Agreement will terminate on a product-by-product and/or country-by-country basis upon the expiration of the later to occur of (i) the expiration of the last to expire patent claim for a licensed product, or (ii) 12 years after the first commercial sale of a licensed product in such country. In addition, ZIOPHARM may terminate the ZIOPHARM License Agreement on a country-by-country or program-by-program basis following written notice to the Company, and either party may terminate the ZIOPHARM License Agreement following notice of a material breach.
Pursuant to the ZIOPHARM License Agreement, the 2016 Securities Issuance Agreement between the Company and ZIOPHARM was terminated as of the effective date of the ZIOPHARM License Agreement, all of the benefits, rights, obligations and liabilities thereunder immediately ceased and terminated and the Company returned to ZIOPHARM all of the preferred stock owned by the Company as of the Effective Date, which was valued at $158,376. See Note 7 for additional discussion of the preferred stock.
Prior to the execution of the ZIOPHARM License Agreement, the Company had $51,084 of deferred revenue remaining from the original ECC, which was related to the Company's obligations to perform under that agreement. Replacement of the original ECC with the ZIOPHARM License Agreement is a contract modification under ASC 606 that represents the termination of the original agreement and the creation of a new agreement as the remaining rights, obligations, and services to be exchanged, which are limited to the Transition Services, are distinct from those under the ECC. Therefore, the Company reviewed the various forms of consideration in the ZIOPHARM License Agreement to determine the transaction price. As the Company's obligations under the ZIOPHARM License Agreement are only related to the Transition Services and no other obligations under the ECC remain, a portion of the previously deferred revenue from the ECC should be relieved, which the Company determined to be $49,329, and the remaining $1,755 was included in the transaction price. The initial annual license payment of $100 was also included in the transaction price. The remaining annual license payments and potential milestone payments were constrained at the modification date and will only be recognized when the payments become probable of being received. Royalty payments from sales of ZIOPHARM products developed pursuant to the ZIOPHARM License Agreement will be recognized when the sales occur. The Company will recognize payments from Transition Services as those services are performed and will recognize the transaction price of $1,855 as it performs the Transition Services required under the ZIOPHARM License Agreement.
The Company also reviewed the consideration paid and potential consideration to be paid to ZIOPHARM as part of the ZIOPHARM License Agreement, which includes the $158,376 of ZIOPHARM preferred stock returned by the Company and potential royalty payments to ZIOPHARM from sales of the Company's CAR products. The Company determined the exchange of its investment in ZIOPHARM preferred stock for certain CAR rights previously licensed under the ECC (i.e., in-process research and development) and the relief of performance obligations to ZIOPHARM under the ECC constituted an exchange for distinct goods and services. Therefore, the Company wrote off the $49,329 of relieved deferred revenue and recorded an expense of $109,047 for the reacquired in-process research and development. Potential royalty payments to ZIOPHARM will be expensed as incurred as they relate to distinct goods or services.

The Company determined that the Gorilla Program represents a separate collaboration agreement under the scope of ASC 808, Collaborative Arrangements, ("ASC 808") and will not be included in the accounting for the ZIOPHARM License Agreement under ASC 606. The Company recognized $500 of the historical Gorilla reimbursements on the contract modification date and will recognize the remaining amounts when receipt is probable. The development costs and operating profits from the Gorilla Program will be recognized in accordance with ASC 808.
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
In December 2018, the Company entered into a Securities Purchase, Assignment and Assumption Agreement (the "Merck Purchase Agreement") with Ares Trading pursuant to which the Company reacquired Ares Trading's development and commercialization rights under the Merck Agreement. As consideration for the reacquisition of the Merck Agreement, the Company issued Ares Trading 20,640,119 shares of Intrexon common stock valued at $140,353 and agreed to pay Ares Trading a royalty of 10% of the net sales derived from two CAR products specified in the Merck Purchase Agreement. By reacquiring the rights previously licensed to Ares Trading, the Company is relieved of its obligations under the Merck Agreement and therefore wrote off deferred revenue of $31,826. The remaining value acquired of $108,527 was considered in-process research and development related to the reacquired rights under the Merck Agreement and expensed immediately. The potential future royalty payments to Ares Trading do not represent consideration paid to a customer and will be recorded when the payments are probable. See Note 12 for additional discussion of this transaction.
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
In June 2015, the Company entered into a separate ECC with Oragenics ("Oragenics ECC 2"). Pursuant to Oragenics ECC 2, at the transaction effective date, Oragenics received a license to the Company's technology platform within the field of biotherapeutics for use in certain treatments of oral mucositis and other diseases and conditions of the oral cavity, throat, and esophagus. Upon execution of Oragenics ECC 2, the Company received a technology access fee of a $5,000 convertible promissory note maturing on or before December 31, 2015 as upfront consideration. Prior to the maturity date, Oragenics had the right to convert the promissory note into shares of Oragenics' common stock, subject to its shareholders' approval. In December 2015, Oragenics converted the promissory note into 338,100 shares of Oragenics' common stock. Following an amendment in November 2017, the Company is entitled to up to $37,500 of potential one-time payments for development and commercial milestones under Oragenics ECC 2. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during Oragenics ECC 2 and manufacturing services for Company materials provided to Oragenics during Oragenics ECC 2. Oragenics will pay the Company royalties as a percentage in the low-teens of net sales derived from the sale of products developed from Oragenics ECC 2, as defined in the agreement.

Oragenics is responsible for funding the further development of Oragenics ECC 2 products towards the goal of commercialization, conducting preclinical and clinical development of product candidates, as well as for other aspects of commercialization or manufacturing of the product candidates. The term of the ECC commenced in June 2015 and may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Oragenics upon 90 days written notice to the Company.
Intrexon T1D Partners Collaboration
In March 2016, the Company entered into an ECC with Intrexon T1D Partners, a joint venture between the Company and certain investors and a related party. Pursuant to the ECC, Intrexon T1D Partners received an exclusive license to the Company's technology platform to develop and commercialize products to treat type 1 diabetes. Upon execution of the ECC, the Company received a technology access fee of $10,000. The Company received reimbursement of research and development services provided pursuant to the ECC agreement. In November 2018, the Company completed an asset acquisition with the T1D Investors, resulting in the Company owning 100% of the membership interest of Intrexon T1D Partners including all rights under the ECC (Note 4).
Genten Therapeutics Collaboration
In September 2016, the Company entered into an ECC with Genten Therapeutics, an affiliate of Harvest and a related party. Genten Therapeutics was formed for the purpose of entering into the ECC and developing and commercializing products using the Company's technology for expression of gluten peptides, alone or in combination with immunomodulatory cytokines, to reestablish immune tolerance for patients with celiac disease. Upon execution of the ECC, the Company received a technology access fee in the form of a $1,500 cash payment and equity in Genten Therapeutics valued at $3,000 as upfront consideration. The Company received reimbursement payments for research and development services provided pursuant to the ECC. In September 2018, the Company completed an asset acquisition with Harvest, resulting in the Company owning 100% of the equity interests of Genten Therapeutics including all rights under the ECC (Note 3).
CRS Bio Collaboration
In September 2016, the Company entered into an ECC with CRS Bio, an affiliate of Harvest and a related party. CRS Bio was formed for the purpose of entering into the ECC and developing and commercializing products through targeted delivery of antibodies for treatment of chronic rhinosinusitis with and without nasal polyps, by utilizing the Company's technology to block inflammatory mediators in the nasal passage, leading to improved breathing and, importantly, patients' quality of life. Upon execution of the ECC, the Company received a technology access fee in the form of equity in CRS Bio valued at $2,100. The Company received reimbursement payments for research and development services provided pursuant to the ECC. In September 2018, the Company completed an asset acquisition with Harvest, resulting in the Company owning 100% of the equity interests of CRS Bio including all rights under the ECC (Note 3).
Relieve Genetics Collaboration
In March 2016, the Company entered into an ECC with Relieve Genetics, an affiliate of Harvest and a related party. Relieve Genetics was formed for the purpose of entering into the ECC and developing and commercializing products using a viral vector expressing interleukin-10 for the treatment of chronic neuropathic pain resultant from cancer in humans. Upon execution of the ECC, the Company received a technology access fee in the form of equity in Relieve Genetics valued at $4,333 as upfront consideration. The Company received reimbursement payments for research and development services provided pursuant to the ECC. In September 2018, the Company completed an asset acquisition with Harvest, resulting in the Company owning 100% of the equity interests of Relieve Genetics including all rights under the ECC (Note 3).
Intrexon Energy Partners Collaboration
In March 2014, the Company entered into an ECC with Intrexon Energy Partners, a joint venture between the Company and certain investors and a related party. The ECC grants Intrexon Energy Partners an exclusive license to the Company's technology platform to optimize and scale-up the Company's methane bioconversion platform for the production of certain fuels and lubricants. Upon execution of the ECC, the Company received a technology access fee of $25,000 as upfront consideration. The Company receives reimbursement payments for research and development services as provided for in the ECC agreement. The term of the ECC commenced in March 2014 and continues until March 2034 unless terminated prior to that date by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Intrexon Energy Partners upon 90 days written notice to the Company.

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
Exotech Bio Collaboration
In March 2016, the Company entered into an ECC with Exotech Bio, Inc. ("Exotech Bio"), an affiliate of Harvest and a related party. Exotech Bio was formed for the purpose of entering into the ECC and developing and commercializing products using exosomes carrying a RNA payload designed to kill, suppress, or render immune-visible a cancer cell. Upon execution of the ECC, the Company received a technology access fee in the form of equity in Exotech Bio valued at $5,000 as upfront consideration. In June 2018, the Company and Exotech Bio amended the ECC, which resulted in the expansion of the defined field of use and the Company's ownership in Exotech Bio increasing to 49%. The amendment also eliminated potential future milestone payments and royalties for which the Company was previously entitled. The Company receives reimbursement payments for research and development services provided pursuant to the ECC. The ECC may be terminated by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Exotech Bio upon 90 days written notice to the Company.
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
Fibrocell Science Collaborations
In October 2012, the Company entered into an ECC ("Fibrocell ECC 1") with Fibrocell Science, Inc. ("Fibrocell"), a publicly traded cell and gene therapy company focused on diseases affecting the skin and connective tissue and a related party. Pursuant to Fibrocell ECC 1, at the transaction effective date, Fibrocell received a license to the Company's technology platform to develop and commercialize genetically modified and non-genetically modified autologous fibroblasts and autologous dermal cells in the United States of America. Upon execution of Fibrocell ECC 1, the Company received a technology access fee of 87,835 shares of Fibrocell's common stock valued at $7,576 as upfront consideration. The Company receives reimbursement payments for research and development services provided pursuant to the agreement during Fibrocell ECC 1 and manufacturing services for Company materials provided to Fibrocell during Fibrocell ECC 1. On a quarterly basis, Fibrocell will pay the Company royalties of 7% of net sales up to $25,000 and 14% of net sales above $25,000 on each product developed from Fibrocell ECC 1, as defined in the agreement. If Fibrocell uses the Company's technology platform to improve the production of a current or new Fibrocell product not developed from Fibrocell ECC 1, Fibrocell will pay the Company quarterly royalties equal to 33% of the cost of goods sold savings generated by the improvement, as defined in the agreement.
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
In June 2013, the Company and Fibrocell entered into an amendment to the Fibrocell ECC 1. The amendment expanded the field of use defined in the ECC agreement. Under the terms of the amendment to the Fibrocell ECC 1, the Company received 82,919 shares of Fibrocell's common stock valued at $7,612 as a supplemental technology access fee.
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
All Fibrocell share data noted above reflect a 1-for-5 reverse stock split of Fibrocell's common stock effective May 25, 2018.
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
AquaBounty Collaboration
In February 2013, the Company entered into an ECC with AquaBounty, a majority-owned consolidated subsidiary. The Company receives reimbursement payments for research and development services as provided for in the ECC agreement. In the event of product sales from a product developed from the ECC, the Company will receive 16.66% of quarterly gross profits for each product, as defined in the agreement. All revenues and expenses related to this ECC are eliminated in consolidation.

Deferred Revenue
Deferred revenue primarily consists of consideration received for the Company's collaborations and licensing agreements and prepayments for product and service revenues. Deferred revenue consists of the following:

	December 31,
	2018	2017
Collaboration and licensing agreements	$63,284	$231,583
Prepaid product and service revenues	2,933	4,681
Other	3,547	133
Total	$69,764	$236,397
Current portion of deferred revenue	$15,554	$42,870
Long-term portion of deferred revenue	54,210	193,527
Total	$69,764	$236,397

The following table summarizes the remaining balance of deferred revenue associated with upfront and milestone payments for each significant counterparty to a collaboration or licensing agreement as of December 31, 2018 and 2017, including the estimated remaining performance period as of December 31, 2018. See discussion above for significant changes to our ECCs in 2018, including ZIOPHARM and Ares Trading.

	Average Remaining Performance Period (Years)	December 31,
		2018	2017
ZIOPHARM Oncology, Inc.	0.8	$1,214	$90,496
Ares Trading S.A.	0.0	—	40,789
Oragenics, Inc.	5.4	5,810	6,719
Intrexon T1D Partners, LLC	0.0	—	8,435
Intrexon Energy Partners, LLC	5.3	10,267	15,625
Intrexon Energy Partners II, LLC	5.9	14,060	13,833
Genopaver, LLC	5.3	1,175	1,704
Fibrocell Science, Inc.	5.9	17,519	16,607
Persea Bio, LLC	6.0	2,697	3,500
Harvest start-up entities (1)	6.2	7,644	18,400
Other	2.3	2,898	14,423
Total		$63,284	$230,531

(1)
As of December 31, 2018 and December 31, 2017, the balance of deferred revenue for collaborations with Harvest start-up entities includes Exotech Bio, Inc.; AD Skincare, Inc.; and Thrive Agrobiotics, Inc. As of December 31, 2017, the balance of deferred revenue for collaborations with Harvest start-up entities also includes: Genten Therapeutics, Inc.; CRS Bio, Inc.; and Relieve Genetics, Inc. See Note 3 for further discussion of the asset acquisition of certain Harvest entities.

6. Short-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
United States government debt securities	$119,401	$—	$(61)	$119,340
Certificates of deposit	348	—	—	348
Total	$119,749	$—	$(61)	$119,688
The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
United States government debt securities	$6,000	$—	$(2)	$5,998
Certificates of deposit	275	—	—	275
Total	$6,275	$—	$(2)	$6,273
For more information on the Company's method for determining the fair value of its assets, see Note 2 – "Fair Value of Financial Instruments".

As of December 31, 2018, all of the available-for-sale investments were due within one year based on their contractual maturities.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company's investments were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and were not significant as of December 31, 2018.
As of December 31, 2018 and 2017, the Company did not consider any of its investments to be other-than-temporarily impaired. When evaluating its investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company's ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.
7. Investments in Preferred Stock
Investment in ZIOPHARM Preferred Stock
In June 2016, the Company received 100,000 shares of Series 1 Preferred Stock (the "Preferred Shares") of ZIOPHARM with a per share stated value of $1,200, as consideration for amending their two previously existing ECC agreements (Note 5). The Company received a monthly dividend, paid in additional Preferred Shares, equal to $12.00 per Preferred Share held per month divided by the stated value of the Preferred Shares. In conjunction with the ZIOPHARM License Agreement in October 2018 (Note 5), the Company returned to ZIOPHARM all of the Preferred Shares owned or accrued by the Company as of the effective date of the agreement.
The investment in ZIOPHARM preferred stock was categorized as Level 3 as there were significant unobservable inputs and the Preferred Shares were not traded on a public exchange. The fair value of the investment in ZIOPHARM preferred stock was estimated using a probability-weighted expected return ("PWERM") model. The key inputs used in the PWERM model were (i) estimating the future returns for conversion of the Preferred Shares for both product approval and a change in control of ZIOPHARM (the "conversion events") using market data of the change in value for guideline companies as a result of these conversion events; (ii) estimating the expected date and likelihood of each conversion event; and (iii) discounting these estimated future returns using a discount rate for the Preferred Shares considering industry debt issuances originated by public funds and venture capital rates of return. The fair value of the Company's investment in ZIOPHARM preferred stock, including additional Preferred Shares received as dividends, was $160,832 as of December 31, 2017. During the years ended December 31, 2018, 2017 and 2016, the Company received and accrued an additional 11,415, 13,460, and 6,184 Preferred Shares, respectively, and recognized $14,793, $16,717, and $7,421 of dividend income in the accompanying consolidated statements of operations, respectively.
Investment in Fibrocell Preferred Stock
In March 2017, Fibrocell sold Series A Convertible Preferred Stock (the "Convertible Preferred Shares") convertible into shares of Fibrocell common stock and warrants to purchase shares of Fibrocell common stock to certain institutional and accredited investors, including the Company and affiliates of Third Security. The Company paid $1,161 in exchange for 1,161 Convertible Preferred Shares and warrants to acquire 99,769 shares of Fibrocell common stock, reflective of the 1-for-5 reverse stock split of Fibrocell's common stock effective May 25, 2018. The Convertible Preferred Shares are convertible at any time at the election of the Company and accrue dividends at 4% per annum, compounded quarterly, increasing the stated value of the shares. The investment in Fibrocell preferred stock is categorized as Level 3 as there are significant unobservable inputs and the Convertible Preferred Shares are not traded on a public exchange. The fair value of the investment in Fibrocell preferred stock is estimated using a conversion plus dividend approach utilizing the trading value of the underlying common stock and an estimated premium for the preferred stock dividend and other preferences. Market price volatility of Fibrocell's common stock and a significant change in the estimated preferred stock premium could result in a significant impact to the fair value of the investment in Fibrocell preferred stock. As of December 31, 2018 and 2017, the fair value of the Company's investment in Fibrocell preferred stock totaled $191 and $393, respectively. See Note 17 for additional discussion of the warrants.
Investment in Oragenics Preferred Stock
In November 2017, concurrent with Oragenics closing a preferred stock private placement, the Company exchanged a promissory note, including accrued interest, purchased from Oragenics in May 2017 and receivables due from Oragenics totaling $3,385 for Oragenics Series C preferred stock ("Series C Preferred Stock"). The Series C Preferred Stock is non-voting and non-convertible and is redeemable in whole or part at any time by Oragenics in cash. The Series C Preferred Stock accrues an annual 12% dividend payable in additional Series C Preferred Stock through May 10, 2019, and after such date, the annual dividend increases to 20%. Additionally, the Company and Oragenics amended certain future payment terms under its ECCs (Note 5). As of December 31, 2018 and 2017, based on the most recent financial information available on Oragenics, the Company concluded that there was no value to its investment in Oragenics preferred stock.
Changes in the Fair Value of Investments in Preferred Stock
The following table summarizes the changes in the Level 3 investments in preferred stock during the years ended December 31, 2018 and 2017.

	2018	2017
Beginning balance	$161,225	$129,545
Purchase of preferred stock	—	766
Conversion of receivables to preferred stock	—	3,385
Dividend income from investments in preferred stock	14,841	16,756
Net unrealized appreciation (depreciation) in the fair value of the investments in preferred stock	(17,499)	10,773
Return of preferred stock	(158,376)	—
Ending balance	$191	$161,225
8. Fair Value Measurements
The carrying amount of cash and cash equivalents, restricted cash, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
Assets
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, as of December 31, 2018:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2018
Assets
United States government debt securities	$—	$119,340	$—	$119,340
Equity securities	1,626	556	—	2,182
Preferred stock	—	—	191	191
Other	—	468	—	468
Total	$1,626	$120,364	$191	$122,181

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, as of December 31, 2017:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2017
Assets
United States government debt securities	$—	$5,998	$—	$5,998
Equity securities	10,537	4,563	—	15,100
Preferred stock	—	—	161,225	161,225
Other	—	850	—	850
Total	$10,537	$11,411	$161,225	$183,173
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
There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2018.
Liabilities
The carrying values of the Company's long-term debt, excluding the Convertible Notes as discussed below, approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.
The calculated fair value of the Convertible Notes (Note 12) is approximately $141,000 as of December 31, 2018 and is based on the most recent third party trade of the instrument as of the balance sheet date. The fair value of the Convertible Notes are classified as Level 2 within the fair value hierarchy as there is not an active market for the Convertible Notes, however, third party trades of the instrument are considered observable inputs. The Convertible Notes are reflected at amortized cost on the accompanying consolidated balance sheet, which was $148,101 as of December 31, 2018.
The Company's contingent consideration liabilities (Notes 3 and 4) are measured on a recurring basis and were $585 as of December 31, 2018 and 2017. These fair value measurements were based on significant inputs not observable in the market and thus represented a Level 3 measurement. A significant change in unobservable inputs could result in a significant impact on the fair value of the Company's contingent consideration liabilities. The contingent consideration liabilities are remeasured to fair value at each reporting date until the contingencies are resolved, and those changes in fair value are recognized in earnings. The changes in the fair value of the Level 3 liabilities during the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Beginning balance	$585	$2,081
Acquisition date fair value of contingent consideration liability	—	585
Change in fair value of contingent consideration recognized in selling, general and administrative expenses	—	(2,081)
Ending balance	$585	$585

9. Inventory
Inventory consists of the following:

	December 31,
	2018	2017
Supplies, embryos and other production materials	$4,729	$2,673
Work in process	4,391	4,767
Livestock	10,167	11,040
Feed	2,160	2,013
Total inventory	$21,447	$20,493
10. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	December 31,
	2018	2017
Land and land improvements	$12,490	$11,767
Buildings and building improvements	20,371	18,183
Furniture and fixtures	1,891	2,515
Equipment	74,555	65,863
Leasehold improvements	28,289	25,277
Breeding stock	4,582	3,832
Computer hardware and software	11,697	10,128
Trees	11,910	6,642
Construction and other assets in progress	18,880	14,113
	184,665	158,320
Less: Accumulated depreciation and amortization	(55,791)	(45,646)
Property, plant and equipment, net	$128,874	$112,674
During the year ended December 31, 2018, the Company recorded a $5,057 loss on disposal of certain leasehold improvements, equipment, and other fixed assets in conjunction with the closing of one of its research and development facilities in Brazil. Additionally, included in the table above is $14,219 of land, buildings, and equipment related to a 2017 asset acquisition of a land-based aquaculture facility to be used in the production of AquAdvantage salmon in Indiana.
Depreciation expense was $14,328, $11,951 and $9,387 for the years ended December 31, 2018, 2017 and 2016, respectively.
11. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017, are as follows:

	2018	2017
Beginning balance	$153,289	$157,175
Acquisitions	—	4,850
Impairment	—	(13,823)
Foreign currency translation adjustments	(3,704)	5,087
Ending balance	$149,585	$153,289
For the year ended December 31, 2017, the Company recorded a goodwill impairment charge since, based on the price per share received by AquaBounty in its recent underwritten public offering (Note 14), it was more-likely-than-not that the fair value of the AquaBounty reporting unit was less than its carrying amount. As a result, the Company compared the carrying amount of the AquaBounty reporting unit to the fair value and determined the carrying amount exceeded the fair value resulting in a $13,001 goodwill impairment charge for the excess carrying value. The Company did not recognize any goodwill impairment charges during the years ended December 31, 2018 or 2016. The Company had $13,823 of accumulated impairment losses as of December 31, 2018.
Intangible assets consist of the following as of December 31, 2018:

	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	15.5	$152,482	$(35,133)	$117,349
Customer relationships	6.5	10,700	(7,565)	3,135
Trademarks	9.3	6,800	(3,341)	3,459
In-process research and development		5,348	—	5,348
Total		$175,330	$(46,039)	$129,291
Intangible assets consist of the following as of December 31, 2017:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$263,615	$(44,954)	$218,661
Customer relationships	10,700	(6,383)	4,317
Trademarks	6,800	(2,567)	4,233
In-process research and development	5,666	—	5,666
Total	$286,781	$(53,904)	$232,877
The balance of in-process research and development includes certain in-process research and development technology acquired in the Company's acquisition of Oxitec in September 2015, and amortization will begin once certain regulatory approvals have been obtained for the in-process programs. In the fourth quarter of 2018, the Company recorded an impairment charge of $60,504 due to a change in the Company's business strategy for commercializing the Oxitec developed technology targeting the Aedes Aegypti mosquito, resulting in a lack of projected future cash flows to support the carrying value of the asset. In 2017, the Company recorded an impairment charge of $2,950 as part of its annual impairment assessment of indefinite-lived intangible assets due to the lack of projected future cash flows to support certain in-process research and development.
Additionally, in the fourth quarter of 2018, the Company recorded a $16,027 loss related to the abandonment of certain developed technologies that the Company ceased using in the fourth quarter of 2018. The Company does not expect to use these technologies as a defensive asset or market them for sale in the future. Because these technologies were used in combination with other technologies, the identifiable cash flows did not result in an impairment; however, because the Company made a decision to abandon the assets, it recorded the charge to research and development expense.
Amortization expense was $18,784, $19,194 and $15,185 for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated aggregate amortization expense for definite lived intangible assets is expected to be as follows:

2019	$11,966
2020	11,863
2021	11,675
2022	10,676
2023	9,798
Thereafter	67,965
Total	$123,943

12. Lines of Credit and Long-Term Debt
Lines of Credit
Trans Ova has a $5,000 revolving line of credit with First National Bank of Omaha that matures on May 1, 2019. The line of credit bears interest at the greater of 2.95% above the London Interbank Offered Rate or 3.00%, and the actual rate was 5.30% as of December 31, 2018. As of December 31, 2018, there was no outstanding balance. The amount available under the line of credit is based on eligible accounts receivable and inventory up to the maximum principal amount. The line of credit is collateralized by certain of Trans Ova's assets and contains certain restricted covenants that include maintaining minimum tangible net worth and working capital and maximum allowable annual capital expenditures. Trans Ova was in compliance with these covenants as of December 31, 2018.
Exemplar has a $700 revolving line of credit with American State Bank that matures on October 30, 2019. The line of credit bears interest at 5.75% per annum. As of December 31, 2018, there was an outstanding balance of $466.
Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2018	2017
Convertible debt	$203,391	$—
Notes payable	4,551	5,010
Royalty-based financing	2,085	2,132
Other	1,767	895
Long-term debt	211,794	8,037
Less current portion	559	502
Long-term debt, less current portion	$211,235	$7,535
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
None of the above events allowing for conversion prior to April 1, 2023 occurred during the year ended December 31, 2018. On or after April 1, 2023 until June 30, 2023, holders may convert their Convertible Notes at any time. Intrexon may not redeem the Notes prior to the maturity date.
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
The net proceeds received from the issuance of the Convertible Notes were initially allocated between long-term debt, the liability component, at $143,723 and additional paid-in capital, the equity component, at $50,235. Additional paid-in capital was further reduced by $13,367 of deferred taxes resulting from the difference between the carrying amount and the tax basis of the Convertible Notes that is created by the equity component, which also resulted in deferred tax benefit recognized from the reversal of valuation allowances on current year domestic operating losses in the same amount (Note 13). As of December 31, 2018, the outstanding principal balance on the Convertible Notes was $200,000 and the carrying value of long-term debt was $148,101. The effective interest rate on the Convertible Notes, including amortization of the long-term debt discount and debt issuance costs, is 11.02%. As of December 31, 2018, the unamortized long-term debt discount and debt issuance costs totaled $51,899.
Total interest expense related to the Convertible Notes was $7,840 for the year ended December 31, 2018, which consists of $3,462 cash interest expense paid in December and $4,378 of noncash interest expense.
ActoBio Convertible Notes
In September 2018, ActoBio issued $30,000 of convertible promissory notes (the "ActoBio Notes") to a related party in conjunction with an asset acquisition with Harvest (Note 3). The ActoBio Notes have a maturity date of September 6, 2020, accrue interest at 3.0% compounded annually, are convertible into shares of ActoBio common stock at any time by the holder, and are automatically convertible in shares of ActoBio common stock upon the closing of certain financing events as defined in the ActoBio Notes. If the ActoBio Notes have not been converted to ActoBio common stock by the maturity date, ActoBio can pay the principal and accrued interest in cash or with shares of Intrexon common stock at its election. There are no embedded features that are required to be separated from the debt host and accounted for separately, so the ActoBio Notes were recorded at $30,000. Interest expense for the year ended December 31, 2018 was $290. As of December 31, 2018, the carrying value of the ActoBio Notes, including accrued interest, was $30,290.
Intrexon and Precigen Convertible Note
In December 2018, in conjunction with the Merck Purchase Agreement (Note 5), Intrexon and Precigen jointly and severally issued a $25,000 convertible note (the "Merck Note") to Ares Trading in exchange for cash. The Merck Note has a maturity date of June 28, 2021 and will be converted to Intrexon common stock on the first trading day following maturity if not otherwise converted prior to that date. Prior to maturity, Ares Trading may convert the Merck Note, at their election, into (i) Intrexon common stock at any time, (ii) Intrexon common stock upon the Company's closing of qualified financing as defined in the agreement, (iii) Precigen equity upon Precigen closing a qualified financing as defined in the agreement, and (iv) Precigen common stock upon the closing of a qualified initial public offering ("IPO") of Precigen common stock. In the event of a conversion upon a qualified IPO, the conversion price will be 90% of the IPO price. In the event Ares Trading elects to convert the Merck Note into Precigen equity, the Merck Note accrues interest at a rate of 5% per year ("PIK interest") and will be converted with the outstanding principal. The Company determined that the potential PIK interest and IPO conversion discount represented embedded derivatives requiring bifurcation from the debt host but had no significant value as of December 31, 2018.
Notes Payable
Trans Ova has a note payable to American State Bank that matures in April 2033 and has an outstanding principal balance of $4,482 as of December 31, 2018. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by certain of Trans Ova's real estate and non-real estate assets.
Royalty-based Financing
AquaBounty has a royalty-based financing grant from the Atlantic Canada Opportunities Agency, a Canadian government agency, to provide funding of a research and development project. The total amount available under the award was $2,107, which AquaBounty claimed over a five year period. All amounts claimed by AquaBounty must be repaid in the form of a 10% royalty on any products commercialized out of this research and development project until fully paid. Because the timing of commercialization is subject to additional regulatory considerations, the timing of repayment is uncertain. As of the date of the acquisition by Intrexon in March 2013, AquaBounty had claimed $1,952 of the available funds and this amount was recorded at its acquisition date fair value of $1,107. The Company accretes the difference of $845 between the face value of amounts drawn and the acquisition date fair value over the expected period of repayment. Subsequent to the acquisition date, AquaBounty claimed the remaining balance available under the grant, resulting in total long term debt of $2,085 as of December 31, 2018.
Future Maturities
Future maturities of long-term debt are as follows:

2019	$559
2020	30,843
2021	25,405
2022	420
2023	201,442
Thereafter	2,939
Total	$261,608
The AquaBounty royalty-based financing grant is not included in the table above due to the uncertainty of the timing of repayment.
13. Income Taxes
The components of loss before income taxes are presented below:

	Year Ended December 31,
	2018	2017	2016
Domestic	$(443,337)	$(71,343)	$(157,067)
Foreign	(92,897)	(58,357)	(37,084)
Loss before income taxes	$(536,234)	$(129,700)	$(194,151)

The components of income tax expense (benefit) are presented below:

	Year Ended December 31,
	2018	2017	2016
United States federal income taxes:
Current	$(31)	$27	$(17)
Deferred	(11,855)	(523)	1,396
Foreign income taxes:
Current	(332)	(379)	(393)
Deferred	(5,068)	(2,269)	(5,177)
State income taxes:
Current	113	—	—
Deferred	(4,355)	264	314
Income tax benefit	$(21,528)	$(2,880)	$(3,877)
Income tax benefit for the years ended December 31, 2018, 2017 and 2016 differed from amounts computed by applying the applicable United States federal corporate income tax rate of 21% for 2018, and 34% for years prior to 2018, to loss before income taxes as a result of the following:

	2018	2017	2016
Computed statutory income tax benefit	$(112,609)	$(44,098)	$(66,011)
State and provincial income tax benefit, net of federal income taxes	(24,724)	(3,294)	(7,905)
Nondeductible stock based compensation	1,834	4,147	3,321
Nondeductible officer compensation	294	476	—
Gain on dividend distribution of AquaBounty common stock	—	3,965	—
Impairment of goodwill	—	4,700	—
Research and development tax incentives	(1,088)	(1,166)	(6,350)
Acquisition and internal restructuring transaction costs	52	354	571
Provisional impact of the Tax Act	—	85,288	—
Enacted changes in foreign tax rates and foreign tax reforms	—	2,138	—
Reacquired in-process research and development	2,696	—	—
Change in deferred state tax rate	8,666	—	—
United States-foreign rate differential	3,017	5,410	3,463
Other, net	(486)	(64)	1,485
	(122,348)	57,856	(71,426)
Change in valuation allowance for deferred tax assets	100,820	(60,736)	67,549
Total income tax benefit	$(21,528)	$(2,880)	$(3,877)

The tax effects of temporary differences that comprise the deferred tax assets and liabilities as of December 31, 2018 and 2017, are as follows:

	2018	2017
Deferred tax assets
Allowance for doubtful accounts	$1,490	$1,300
Inventory	614	489
Equity securities and investments in affiliates	30,241	17,510
Intangible assets	71,205	—
Accrued liabilities	4,412	3,131
Stock-based compensation	29,297	26,936
Deferred revenue	16,297	61,785
Research and development tax credits	11,597	11,385
Net operating and capital loss carryforwards	148,411	111,453
Total deferred tax assets	313,564	233,989
Less: Valuation allowance	308,113	215,582
Net deferred tax assets	5,451	18,407
Deferred tax liabilities
Property, plant and equipment	528	237
Intangible assets	—	33,790
Long-term debt	12,136	—
Total deferred tax liabilities	12,664	34,027
Net deferred tax liabilities	$(7,213)	$(15,620)
Activity within the valuation allowance for deferred tax assets during the years ended December 31, 2018, 2017 and 2016 was as follows:

	2018	2017	2016
Valuation allowance at beginning of year	$215,582	$256,165	$190,174
Increase (decrease) in valuation allowance as a result of
Mergers and acquisitions, net	418	—	(1,416)
Current year operations	122,853	26,619	67,549
Adoption of ASC 606	(7,477)	—	—
Adoption of ASU 2016-09	—	17,843	—
Provisional impact of the Tax Act	—	(87,473)	—
Equity component of long-term debt	(13,367)	—	—
Change in deferred state tax rate	(8,666)	—	—
Changes in foreign tax rates and foreign tax reforms	—	1,327	—
Foreign currency translation adjustment	(1,230)	1,101	(142)
Valuation allowance at end of year	$308,113	$215,582	$256,165
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

The Company's past issuances of stock and mergers and acquisitions have resulted in ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). As a result, utilization of portions of the net operating losses may be subject to annual limitations, however as of December 31, 2018, all such limited losses applicable to Intrexon, other than losses inherited via acquisition, have been fully utilized. As of December 31, 2018, approximately $41,909 of the Company's domestic net operating losses were inherited via acquisition, including $13,376 acquired via the acquisition of GenVec, and are limited based on the value of the target at the time of the transaction.
As of December 31, 2018, the Company has loss carryforwards for United States federal income tax purposes of approximately $369,102 available to offset future taxable income, including $116,600 generated after 2017, and federal and state research and development tax credits of $7,881, prior to consideration of annual limitations that may be imposed under Section 382. Carryforwards generated prior to 2018 will begin to expire in 2022. The Company's direct foreign subsidiaries have foreign loss carryforwards of approximately $159,811, most of which do not expire.
The Company does not record deferred taxes on the undistributed earnings of its direct foreign subsidiaries because it does not expect the temporary differences related to those unremitted earnings to reverse in the foreseeable future. As of December 31, 2018, the Company's direct foreign subsidiaries had accumulated deficits of approximately $150,409. Future distributions of accumulated earnings of the Company's direct foreign subsidiaries may be subject to United States income and foreign withholding taxes.
The Company does not file a consolidated income tax return with AquaBounty. As of December 31, 2018, AquaBounty has loss carryforwards for federal and foreign income tax purposes of approximately $37,807, including $9,370 generated after 2017, and $14,007, respectively, and foreign tax credits of approximately $2,628 available to offset future taxable income, prior to consideration of annual limitations that may be imposed under Section 382 or analogous foreign provisions. Carryforwards generated prior to 2018 began to expire in 2018. As a result of the Company's ownership in AquaBounty passing 50% in 2013, an annual Section 382 of approximately $900 per year will apply to domestic losses and credits carried forward by AquaBounty from prior years, which are also subject to prior Section 382 limitations.
In the year ended December 31, 2017, the Company recorded a net provisional income tax benefit of $2,185 upon enactment of the Tax Act, which is comprised of several items. Amounts related to the remeasurement of most of the Company's domestic deferred tax assets as a result of the United States corporate rate change to 21% as part of the Tax Act are $87,473, which was fully offset by a reduction in the Company's valuation allowance. The Company's net United States deferred tax liability that is not offset by a valuation allowance was similarly written down, and the Company recorded a provisional deferred tax benefit of $1,730. The Company also recorded a provisional current tax benefit of $455 related to the expected refundability of accumulated corporate alternative minimum tax credits. The Company provisionally estimated its transition tax exposure to be zero, as any accumulated earnings in foreign subsidiaries are offset by accumulated deficits in other foreign subsidiaries. The Company completed its accounting for the Tax Act in the fourth quarter of 2018, and there were no significant adjustments to the previously recorded provisional amounts.
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
The Company and its subsidiaries do not have material unrecognized tax benefits as of December 31, 2018. The Company does not anticipate significant changes in the amount of unrecognized tax benefits in the next 12 months. The Company's tax returns for years 2004 and forward are subject to examination by federal or state tax authorities due to the carryforward of unutilized net operating losses and research and development tax credits.
14. Shareholders' Equity
Issuances of Intrexon Common Stock
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

Share Lending Agreement
Concurrently with the offering of the Convertible Notes (Note 12), Intrexon entered into a share lending agreement (the "Share Lending Agreement") with J.P. Morgan Securities LLC (the "Share Borrower") pursuant to which Intrexon loaned and delivered 7,479,431 shares of its common stock (the "Borrowed Shares") to the Share Borrower. The Share Lending Agreement will terminate, and the Borrowed Shares will be returned to Intrexon within five business days of such termination, upon (i) termination by the Share Borrower or (ii) the earliest to occur of (a) October 1, 2023 and (b) the date, if any, on which the Share Lending Agreement is either mutually terminated or terminated by one party upon a default by the other party. The Borrowed Shares were offered and sold to the public at a price of $13.37 per share under a registered offering (the "Borrowed Shares Offering"). Intrexon did not receive any proceeds from the sale of the Borrowed Shares to the public. The Share Borrower or its affiliates received all the proceeds from the sale of the Borrowed Shares to the public. Affiliates of Third Security purchased all of the shares of common stock in the Borrowed Shares Offering.
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
Issuances of AquaBounty Common Stock
In January 2018, AquaBounty completed an underwritten public offering that resulted in net proceeds of $10,616 after deducting discounts, fees and expenses. As part of this offering, Intrexon purchased $5,000 of additional AquaBounty common stock. In October 2018, certain investors exercised warrants acquired from the January 2018 offering, resulting in additional net proceeds of $4,316, including $3,077 from Intrexon.
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
Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31,
	2018	2017
Unrealized loss on investments	$(61)	$(2)
Loss on foreign currency translation adjustments	(28,551)	(15,552)
Total accumulated other comprehensive loss	$(28,612)	$(15,554)
15. Share-Based Payments
The Company records the fair value of stock options and RSUs issued to employees and nonemployees as of the grant date as stock-based compensation expense. Stock-based compensation expense for employees and nonemployees is recognized over the requisite service period, which is typically the vesting period. Stock-based compensation costs included in the consolidated statements of operations are presented below:

	Year Ended December 31,
	2018	2017	2016
Cost of products	$78	$116	$81
Cost of services	237	322	274
Research and development	9,676	9,336	9,251
Selling, general and administrative	26,305	31,802	32,596
Total	$36,296	$41,576	$42,202
Intrexon Stock Option Plans
In April 2008, Intrexon adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Intrexon's board of directors granted share based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of December 31, 2018, there were 410,909 stock options outstanding under the 2008 Plan.
Intrexon adopted the 2013 Plan for employees and nonemployees pursuant to which Intrexon's board of directors may grant share-based awards, including stock options, and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective in August 2013, and as of December 31, 2018, there were 20,000,000 shares authorized for issuance under the 2013 Plan, of which 10,682,154 stock options and 970,341 RSUs were outstanding and 5,086,700 shares were available for grant.
Stock options may be granted with an exercise price equal to or greater than the stock's fair market value at the date of grant. Stock options may be granted with an exercise price less than the stock's fair market value at the date of grant if the stock options are replacement options in accordance with certain United States Treasury regulations. Virtually all stock options have ten-year terms and vest four years from the date of grant.
Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2015	11,043,528	$32.66	8.49
Granted	4,644,860	29.39
Exercised	(1,210,840)	(15.83)
Forfeited	(2,760,809)	(40.34)
Expired	(76,356)	(37.81)
Balances at December 31, 2016	11,640,383	31.25	8.21
Granted	3,920,950	21.47
Adjustment due to dividend (Note 14)	46,766	31.11
Exercised	(149,429)	(6.37)
Forfeited	(3,797,105)	(28.37)
Expired	(278,818)	(33.18)
Balances at December 31, 2017	11,382,747	28.99	7.32
Granted	1,470,339	14.26
Exercised	(45,159)	(6.59)
Forfeited	(929,596)	(21.48)
Expired	(785,268)	(26.25)
Balances at December 31, 2018	11,093,063	27.95	6.81
Exercisable at December 31, 2018	7,002,519	30.37	5.97

Total unrecognized compensation costs related to unvested awards as of December 31, 2018 were $37,353, and are expected to be recognized over a weighted-average period of approximately two years.
The weighted average grant date fair value of options granted during 2018, 2017 and 2016 was $7.94, $12.19 and $16.28, respectively. The aggregate intrinsic value of options exercised during 2018, 2017 and 2016 was $356, $2,429 and $22,704, respectively. The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of Intrexon's common stock for those shares where the exercise price was lower than the fair value of Intrexon's common stock on the date of exercise.
The following table summarizes additional information about stock options outstanding as of December 31, 2018:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$3.17	—	$19.52	1,973,818	$13.70	7.54	$169	833,007	$12.80	4.85	$169
$19.85	—	$20.94	1,914,763	20.93	7.99	—	500,263	20.92	7.67	—
$21.00	—	$27.08	2,057,126	23.29	7.26	—	1,248,370	23.01	6.69	—
$27.10	—	$29.56	2,666,109	29.19	5.28	—	2,593,151	29.20	5.23	—
$29.58	—	$65.08	2,481,247	47.24	6.59	—	1,827,728	47.65	6.54	—
			11,093,063	$27.95	6.81	$169	7,002,519	$30.37	5.97	$169
The following table summarizes additional information about stock options outstanding as of December 31, 2017:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$2.64	—	$9.30	453,371	$7.06	3.94	$2,020	453,371	$7.06	3.94	$2,020
$12.50	—	$21.38	3,158,121	20.58	8.74	—	456,942	19.52	7.13	—
$21.43	—	$28.81	3,399,721	25.55	6.91	—	1,804,401	25.86	5.69	—
$28.88	—	$40.99	2,751,716	32.07	6.70	—	1,732,250	31.51	6.32	—
$41.41	—	$65.08	1,619,818	53.52	7.42	—	859,733	53.07	7.38	—
			11,382,747	$28.99	7.32	$2,020	5,306,697	$29.96	6.14	$2,020
RSU activity was a follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2017	—	$—	0.00
Granted	1,069,126	13.84
Vested	(25,000)	(15.82)
Forfeited	(73,785)	(13.47)
Balances at December 31, 2018	970,341	13.82	1.43
Total unrecognized compensation costs related to unvested RSU awards as of December 31, 2018 were $9,641, and are expected to be recognized over a weighted-average period of approximately three years.

Intrexon currently uses authorized and unissued shares to satisfy share award exercises.
The Company's Chief Executive Officer ("CEO") receives a base salary of $200 per month payable in fully vested shares of Intrexon common stock with such shares subject to a three-year lock-up on resale. The monthly number of shares of common stock is calculated based on the closing price on the last trading day of each month and the shares are issued pursuant to the terms of a Restricted Stock Unit Agreement ("RSU Agreement") between Intrexon and the CEO pursuant to the terms of the 2013 Plan. The RSU Agreement expires March 31, 2019 and is subject to renewal annually by the compensation committee of the board of directors of the Company. The fair value of the shares issued as compensation for services is included in selling, general, and administrative expenses in the Company's consolidated statements of operations and totaled $1,956, $1,908, and $1,861 for the years ended December 31, 2018, 2017 and 2016, respectively.
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
As of December 31, 2018, there were 339,964 options outstanding under both AquaBounty plans, of which 303,986 were exercisable, at a weighted average exercise price of $7.09 per share. As of December 31, 2017, there were 227,203 options outstanding under these plans, of which 192,748 were exercisable, at a weighted average exercise price of $9.39 per share.
16. Commitments and Contingencies
Operating Leases
The Company leases certain facilities and equipment under noncancelable operating leases. The equipment leases are renewable at the option of the Company. As of December 31, 2018, future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

2019	$9,182
2020	9,910
2021	9,127
2022	8,305
2023	7,229
Thereafter	34,157
Total	$77,910
Rent expense, including other facility expenses, was $13,076, $11,064 and $8,593 in 2018, 2017 and 2016, respectively.
Purchase Commitments
As of December 31, 2018, the Company had outstanding contractual purchase commitments of $20,055, which primarily relate to amounts that will be paid in 2019 and 2020 upon delivery of commercial non-browning apple trees.
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
Since the inception of the 2004 agreement, Trans Ova has remitted payments to XY pursuant to the terms of that agreement, or pursuant to the terms of the April 2016 court order, and has recorded these payments in cost of services in the consolidated statements of operations for the respective periods. For the period from inception of the 2004 agreement through the court's April 2016 order, aggregate royalty and license payments were $3,170, of which $2,759 had not yet been deposited by XY. In the year ended December 31, 2016, the Company recorded expense of $4,228, which is included in selling, general and administrative expenses on the accompanying consolidated statement of operations, representing the excess of the net damages awarded to XY, including prejudgment interest, over the liability previously recorded by Trans Ova for uncashed checks previously remitted to XY. In August 2016, Trans Ova deposited the net damages amount, including prejudgment interest, into the court's treasury, to be held until the appeals process is complete and final judgment amounts are determined. As of December 31, 2018, this amount is included in restricted cash on the accompanying consolidated balance sheet. In December 2016, Trans Ova elected to void the outstanding checks discussed above, and these amounts have been reclassified to other accrued liabilities on the accompanying consolidated balance sheets as of December 31, 2018 and 2017.
In December 2016, XY filed a complaint for patent infringement and trade secret misappropriation against Trans Ova in the District Court of Waco, Texas. Since the claims in this 2016 complaint directly relate to the 2012 licensing dispute and patent issues, Trans Ova filed and was granted a motion for change of venue to Colorado District Court. Trans Ova also filed a motion to dismiss, from which the Court dismissed ten of the twelve counts of the complaint. Presently, two counts for patent infringement remain pending. Trans Ova and the Company could elect to enter into a settlement agreement in order to avoid the further costs and uncertainties of litigation.
The Company may become subject to other claims, assessments and governmental investigations from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2018 and 2017, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
The Company's CEO and Chairman of the board of directors is also the Senior Managing Director and CEO of Third Security and owns 100% of the equity interests of Third Security. In November 2015, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved the execution of a Services Agreement ("Services Agreement") with Third Security pursuant to which Third Security provides the Company with certain professional, legal, financial, administrative, and other support services necessary to support the Company and its CEO. As consideration for providing these services, Third Security is entitled to a fee of $800 per month to be paid in the form of fully-vested shares of the Company's common stock. The number of shares of common stock is calculated based on the closing price of the Company's common stock on the 15th day of each month. The payments made by the Company under the Services Agreement constitute, in the aggregate, an award under the 2013 Plan and are subject to the terms of the 2013 Plan (Note 15). The Services Agreement had a term of one year, can be terminated by the Company at any time, and may be extended only by agreement of the parties, including approval of a majority of the independent members of Intrexon's board of directors. The independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, subsequently approved extensions of the Services Agreement through January 1, 2019. For the years ended December 31, 2018, 2017 and 2016, the Company issued 696,033 shares, 500,650 shares, and 337,163 shares, respectively, with values of $8,324, $8,704, and $8,571, respectively, to Third Security as payment for services pursuant to the Services Agreement. In addition to the foregoing Services Agreement, the Company reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf, and the total expenses incurred by the Company under this arrangement was $47, $409, and $309 for the years ended December 31, 2018, 2017 and 2016, respectively.
See also Note 15 regarding compensation arrangements between the Company and its CEO.
In October 2017, the Company entered into a Preferred Stock Equity Facility ("Preferred Stock Equity Facility") with an affiliate of Third Security ("Third Security Affiliate"). Under the Preferred Stock Equity Facility, the Company could, from time to time at its sole and exclusive option, issue and sell to the Third Security Affiliate, up to $100,000 of newly issued Series A Redeemable Preferred Stock ("Series A Preferred Stock"). In conjunction with the Company's July 2018 registered underwritten public offering of Convertible Notes (Note 12), the Preferred Stock Equity Facility was terminated. No shares of Series A Preferred Stock had been issued under the Preferred Stock Equity Facility.
The Company also subleases certain administrative offices to Third Security. The significant terms of the lease mirror the terms of the Company's lease with the landlord, and the Company recorded sublease income of $89, $43, and $43 for the years ended December 31, 2018, 2017 and 2016, respectively.
Transactions with ECC Parties
In addition to entities controlled by Third Security, any entity in which the Company holds equity securities, including securities received as upfront or milestone consideration, and that also are party to a collaboration with the Company are considered to be related parties.
During 2018, the Company mutually terminated each of its ECC agreements with Histogenics Corporation ("Histogenics"), OvaScience, and Synthetic Biologics, Inc. ("Synthetic Biologics"). Upon termination of these ECCs, the Company recognized the remaining deferred revenue totaling $11,877.
In December 2017, the Company purchased certain property and equipment comprising the pilot plant production facility for its energy programs for $2,812 from Intrexon Energy Partners. The Company intends to use the pilot plant to support the collaborations with Intrexon Energy Partners and Intrexon Energy Partners II and its own research programs.
The Company holds a promissory note convertible into shares of Fibrocell common stock ("convertible note") and warrants to purchase shares of Fibrocell common stock. As of December 31, 2018 and 2017, the value of the convertible note and warrants totaled $120 and $575, respectively, and is included in other assets on the accompanying consolidated balance sheets.
In June 2016, the Company purchased 226,142 shares of Oragenics common stock at $5.20 per share.
In December 2016, the Company sold all of its investment in AmpliPhi Biosciences Corporation common stock, resulting in a realized loss of $4,098, which is included in unrealized and realized depreciation in fair value of equity securities on the consolidated statement of operations for the year ended December 31, 2016.
Other Related Parties
In June 2015, the Company entered into an agreement with Harvest, an investment fund sponsored by Harvest Capital Strategies, LLC, and a related party based on ownership in the fund by affiliates of Third Security. Harvest was established to invest in life science research and development start-up opportunities that the Company offered to Harvest with exclusive rights of first-look and first negotiation. Based on this agreement, Harvest established six new collaboration entities, each of which entered into an ECC with the Company in a designated field. The terms of such ECCs were negotiated between the Company and Harvest. As consideration for providing exclusive rights of first-look and first negotiation for start-up opportunities, the Company received a portion of the management fee collected by the fund sponsor of Harvest. These fees are included in other income in the accompanying consolidated statements of operations and totaled $1,839 and $2,483 for the years ended December 31, 2017 and 2016, respectively. In September 2017, the commitment period for Harvest was terminated and, as a result, the agreement with Harvest terminated. The termination of the agreement had no effect on the existing collaborations with Harvest-controlled entities. See Note 3 for further discussion of the asset acquisition of certain Harvest entities.

18. Net Loss per Share
The following table presents the computation of basic and diluted net loss per share:

	2018	2017	2016
Historical net loss per share:
Numerator:
Net loss attributable to Intrexon	$(509,336)	$(117,018)	$(186,612)
Denominator:
Weighted average shares outstanding, basic and diluted	129,521,731	119,998,826	117,983,836
Net loss attributable to Intrexon per share, basic and diluted	$(3.93)	$(0.98)	$(1.58)
The following potentially dilutive securities as of December 31, 2018, 2017, and 2016, have been excluded from the above computations of diluted weighted average shares outstanding for the years then ended as they would have been anti-dilutive:

	December 31,
	2018	2017	2016
Convertible debt	18,955,668	—	—
Options	11,093,063	11,382,747	11,640,383
Restricted stock units	970,341	—	—
Warrants	133,264	133,264	—
Total	31,152,336	11,516,011	11,640,383
19. Quarterly Financial Information (Unaudited)
The following information has been derived from unaudited consolidated statements that, in the opinion of management, include all recurring adjustments necessary for a fair statement of such information.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018 (1)
Total revenues	$39,666	$45,275	$32,448	$43,185
Operating loss	(52,522)	(49,735)	(66,471)	(336,882)
Net loss	(47,409)	(66,829)	(58,746)	(341,722)
Net loss attributable to Intrexon	(46,165)	(65,382)	(57,324)	(340,465)
Net loss attributable to Intrexon per share, basic and diluted	$(0.36)	$(0.51)	$(0.44)	$(2.59)

(1)
During the fourth quarter of 2018, the Company reacquired certain in-process research and development from ZIOPHARM, Ares Trading, and Intrexon T1D Partners, all of which were immediately expensed (Notes 4 and 5). The Company also recorded an intangible asset impairment charge and a loss on abandonment of certain of its intangible assets (Note 11). The Company also recognized the remaining balance of deferred revenue associated with Histogenics and Synthetic Biologics upon the mutual termination of the ECCs with these entities (Note 17).

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

20. Defined Contribution Plans
The Company sponsors defined contribution plans covering employees who meet certain eligibility requirements. The Company makes contributions to the plans in accordance with terms specified in the plan agreement. The Company's contributions to the plans were $2,493, $2,367 and $1,857 in 2018, 2017 and 2016, respectively.