Form 10-Q
period 2019-06-30
INTREXON CORP
filed 2019-08-09
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2019, 162,070,609 shares of common stock, no par value per share, were outstanding.

INTREXON CORPORATION
FORM 10-Q

Intrexon®, Trans Ova Genetics®, Oxitec®, EnviroFlight®, ViaGen®, ActoBiotics®, and Design-Build-Test-Learn® are our and/or our affiliates' registered trademarks in the United States and Precigen™, AquaBounty™, Okanagan Specialty Fruits™, Progentus™, ActoBio Therapeutics™, and Precigen Therapeutics™ are our and/or our affiliates' common law trademarks in the United States. This Quarterly Report on Form 10-Q, or this Quarterly Report, and the information incorporated herein by reference, contain references to trademarks, service marks, and trade names owned by us or other companies. Solely for convenience, trademarks, service marks and trade names referred to in this Quarterly Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use or display of other companies' trade names, service marks, or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names, and service marks appearing in this Quarterly Report are the property of their respective owners. Unless the context requires otherwise, references in this Quarterly Report to "Intrexon", "we", "us", and "our" refer to Intrexon Corporation.

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report, including statements regarding our strategy, future events, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management, and expected market growth are forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "intend", "may", "plan", "predict", "project", "would", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•	our strategy and overall approach to our business model;

•	our efforts to realign our business;

•	our efforts to hold or generate significant operating capital, including through partnering, potential asset sales, and operating cost reductions;

•	our ability to successfully enter new markets or develop additional products, whether independently or with our collaborators;

•	our ability to successfully enter into optimal strategic relationships with our subsidiaries and operating companies that we may form in the future;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	actual or anticipated variations in our operating results;

•	our current and future joint ventures, or JVs, exclusive channel collaborations, or ECCs, license agreements and other collaborations;

•	developments concerning our collaborators and licensees;

•	actual or anticipated fluctuations in our competitors' or our collaborators' and licensees' operating results or changes in their respective growth rates;

•	our cash position;

•	market conditions in our industry;

•	our ability to protect our intellectual property and other proprietary rights and technologies;

•	our ability to adapt to changes in laws, regulations and policies;

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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$58,162	$102,768
Restricted cash	—	6,987
Short-term investments	67,641	119,688
Equity securities	—	384
Receivables
Trade, net	24,496	21,195
Related parties, net	7,095	4,129
Other, net	2,866	2,754
Inventory	18,192	21,447
Prepaid expenses and other	4,712	6,131
Total current assets	183,164	285,483
Equity securities, noncurrent	21,503	1,798
Property, plant and equipment, net	120,401	128,874
Intangible assets, net	112,526	129,291
Goodwill	149,916	149,585
Investments in affiliates	18,093	18,859
Right-of-use assets	41,558	—
Other assets	8,027	2,287
Total assets	$655,188	$716,177
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2019	December 31, 2018
Liabilities and Total Equity
Current liabilities
Accounts payable	$8,563	$13,420
Accrued compensation and benefits	9,034	10,687
Other accrued liabilities	11,701	20,620
Deferred revenue, including $7,053 and $6,945 from related parties as of June 30, 2019 and December 31, 2018, respectively	16,593	15,554
Lines of credit	387	466
Current portion of long-term debt	468	559
Current portion of lease liabilities	4,813	—
Related party payables	74	256
Total current liabilities	51,633	61,562
Long-term debt, net of current portion, including $55,743 and $55,290 to related parties as of June 30, 2019 and December 31, 2018, respectively	212,479	211,235
Deferred revenue, net of current portion, including $51,195 and $52,227 from related parties as of June 30, 2019 and December 31, 2018, respectively	66,542	54,210
Lease liabilities, net of current portion	38,757	—
Deferred tax liabilities, net	6,332	7,213
Other long-term liabilities	222	3,235
Total liabilities	375,965	337,455
Commitments and contingencies (Note 16)
Total equity
Common stock, no par value, 400,000,000 and 200,000,000 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 161,917,424 and 160,020,466 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	1,737,449	1,722,012
Accumulated deficit	(1,430,020)	(1,330,545)
Accumulated other comprehensive loss	(28,206)	(28,612)
Total Intrexon shareholders' equity	279,223	362,855
Noncontrolling interests	—	15,867
Total equity	279,223	378,722
Total liabilities and total equity	$655,188	$716,177
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Collaboration and licensing revenues, including $7,110 and $13,148 from related parties during the three months ended June 30, 2019 and 2018, respectively, and $10,922 and $29,788 during the six months ended June 30, 2019 and 2018, respectively	$9,097	$17,450	$15,067	$37,298
Product revenues	7,819	9,568	12,676	16,720
Service revenues	18,400	17,718	29,783	29,965
Other revenues	670	539	1,795	958
Total revenues	35,986	45,275	59,321	84,941
Operating Expenses
Cost of products	9,176	10,639	17,466	19,169
Cost of services	8,218	7,895	15,310	14,678
Research and development	34,518	42,049	67,580	79,187
Selling, general and administrative	21,483	34,427	55,077	74,164
Total operating expenses	73,395	95,010	155,433	187,198
Operating loss	(37,409)	(49,735)	(96,112)	(102,257)
Other Expense, Net
Unrealized and realized appreciation (depreciation) in fair value of equity securities and preferred stock, net	5,632	(19,182)	5,702	(20,278)
Interest expense	(4,358)	(142)	(8,669)	(241)
Interest and dividend income	1,031	5,746	2,395	11,216
Other expense, net	(2,605)	(93)	(2,099)	(881)
Total other expense, net	(300)	(13,671)	(2,671)	(10,184)
Equity in net loss of affiliates	(1,747)	(4,550)	(3,387)	(7,010)
Loss before income taxes	(39,456)	(67,956)	(102,170)	(119,451)
Income tax benefit	525	1,127	1,103	5,213
Net loss	$(38,931)	$(66,829)	$(101,067)	$(114,238)
Net loss attributable to the noncontrolling interests	165	1,447	1,592	2,691
Net loss attributable to Intrexon	$(38,766)	$(65,382)	$(99,475)	$(111,547)
Net loss attributable to Intrexon per share, basic and diluted	$(0.25)	$(0.51)	$(0.65)	$(0.87)
Weighted average shares outstanding, basic and diluted	153,749,929	129,299,584	153,351,208	128,500,897
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2019	2018	2019	2018
Net loss	$(38,931)	$(66,829)	$(101,067)	$(114,238)
Other comprehensive income (loss):
Unrealized gain on investments	59	—	106	2
Gain (loss) on foreign currency translation adjustments	26	(12,153)	311	(6,293)
Comprehensive loss	(38,846)	(78,982)	(100,650)	(120,529)
Comprehensive loss attributable to the noncontrolling interests	199	1,489	1,581	2,792
Comprehensive loss attributable to Intrexon	$(38,647)	$(77,493)	$(99,069)	$(117,737)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at March 31, 2019	160,615,416	$—	$1,732,608	$(28,325)	$(1,391,254)	$313,029	$21,794	$334,823
Stock-based compensation expense	—	—	56	—	—	56	5	61
Shares issued upon vesting of restricted stock units	345,378	—	—	—	—	—	—	—
Shares issued as payment for services	956,630	—	4,857	—	—	4,857	—	4,857
Adjustments for noncontrolling interests	—	—	(72)	—	—	(72)	72	—
Deconsolidation of subsidiary	—	—	—	—	—	—	(21,672)	(21,672)
Net loss	—	—	—	—	(38,766)	(38,766)	(165)	(38,931)
Other comprehensive income	—	—	—	119	—	119	(34)	85
Balances at June 30, 2019	161,917,424	$—	$1,737,449	$(28,206)	$(1,430,020)	$279,223	$—	$279,223

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at March 31, 2018	129,239,376	$—	$1,492,916	$(9,737)	$(867,374)	$615,805	$18,317	$634,122
Stock-based compensation expense	—	—	8,814	—	—	8,814	32	8,846
Shares issued for exercises of stock options and warrants	5,311	—	47	—	—	47	562	609
Shares issued as payment for services	177,101	—	2,546	—	—	2,546	—	2,546
Adjustments for noncontrolling interests	—	—	33	—	—	33	(33)	—
Net loss	—	—	—	—	(65,382)	(65,382)	(1,447)	(66,829)
Other comprehensive loss	—	—	—	(12,111)	—	(12,111)	(42)	(12,153)
Balances at June 30, 2018	129,421,788	$—	$1,504,356	$(21,848)	$(932,756)	$549,752	$17,389	$567,141
The accompanying notes are an integral part of these consolidated financial statements

Intrexon Corporation and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2018	160,020,466	$—	$1,722,012	$(28,612)	$(1,330,545)	$362,855	$15,867	$378,722
Stock-based compensation expense	—	—	9,046	—	—	9,046	69	9,115
Shares issued upon vesting of restricted stock units and for exercises of stock options and warrants	632,015	—	57	—	—	57	250	307
Shares issued for accrued compensation	150,908	—	1,102	—	—	1,102	—	1,102
Shares issued as payment for services	1,114,035	—	5,688	—	—	5,688	—	5,688
Shares issued in public offerings, net of issuance costs	—	—	—	—	—	—	6,611	6,611
Adjustments for noncontrolling interests	—	—	(456)	—	—	(456)	456	—
Deconsolidation of subsidiary	—	—	—	—	—	—	(21,672)	(21,672)
Net loss	—	—	—	—	(99,475)	(99,475)	(1,592)	(101,067)
Other comprehensive income	—	—	—	406	—	406	11	417
Balances at June 30, 2019	161,917,424	$—	$1,737,449	$(28,206)	$(1,430,020)	$279,223	$—	$279,223

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Intrexon Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balances at December 31, 2017	122,087,040	$—	$1,397,005	$(15,554)	$(847,820)	$533,631	$12,914	$546,545
Cumulative effect of adoption of ASC 606	—	—	—	(104)	26,611	26,507	—	26,507
Stock-based compensation expense	—	—	20,154	—	—	20,154	54	20,208
Shares issued for exercises of stock options and warrants	27,033	—	121	—	—	121	812	933
Shares issued as payment for services	407,715	—	5,487	—	—	5,487	—	5,487
Shares and warrants issued in public offerings, net of issuance costs	6,900,000	—	82,374	—	—	82,374	5,616	87,990
Adjustments for noncontrolling interests	—	—	(785)	—	—	(785)	785	—
Net loss	—	—	—	—	(111,547)	(111,547)	(2,691)	(114,238)
Other comprehensive loss	—	—	—	(6,190)	—	(6,190)	(101)	(6,291)
Balances at June 30, 2018	129,421,788	$—	$1,504,356	$(21,848)	$(932,756)	$549,752	$17,389	$567,141
The accompanying notes are an integral part of these consolidated financial statements

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(101,067)	$(114,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,690	16,881
Loss on disposal of assets, net	1,286	5,585
Unrealized and realized (appreciation) depreciation on equity securities and preferred stock, net	(5,702)	20,278
Noncash dividend income	(25)	(9,914)
Amortization of premiums (discounts) on investments, net	(693)	—
Equity in net loss of affiliates	3,387	7,010
Stock-based compensation expense	9,115	20,208
Shares issued as payment for services	5,688	5,487
Provision for bad debts	344	789
Accretion of debt discount and amortization of deferred financing costs	4,532	—
Deferred income taxes	(981)	(5,089)
Other noncash items	3,166	205
Changes in operating assets and liabilities:
Receivables:
Trade	(3,743)	(3,639)
Related parties	(3,317)	6,279
Other	296	(53)
Inventory	3,096	432
Prepaid expenses and other	45	1,284
Right-of-use assets	2,639	—
Other assets	(1,202)	102
Accounts payable	(3,686)	(468)
Accrued compensation and benefits	(347)	7,597
Other accrued liabilities	(7,855)	(1,165)
Deferred revenue	8,890	(15,648)
Lease liabilities	(2,675)	—
Related party payables	67	(199)
Other long-term liabilities	(585)	218
Net cash used in operating activities	(76,637)	(58,058)
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2019	2018
Cash flows from investing activities
Purchases of investments	(37,163)	(76)
Maturities of investments	90,000	6,000
Proceeds from sales of equity securities	589	217
Investments in affiliates	(2,370)	(8,510)
Decrease in cash from deconsolidation of subsidiary	(7,244)	—
Return of investment in affiliate	—	2,598
Purchases of property, plant and equipment	(25,423)	(21,589)
Proceeds from sale of assets	176	440
Net cash provided by (used in) investing activities	18,565	(20,920)
Cash flows from financing activities
Proceeds from issuance of shares and warrants in public offerings, net of issuance costs	6,611	87,990
Advances from lines of credit	3,250	2,278
Repayments of advances from lines of credit	(3,329)	(1,937)
Proceeds from long-term debt, net of issuance costs	376	—
Payments of long-term debt	(321)	(281)
Proceeds from stock option and warrant exercises	307	933
Payment of issuance costs	—	(37)
Net cash provided by financing activities	6,894	88,946
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(418)	381
Net increase (decrease) in cash, cash equivalents, and restricted cash	(51,596)	10,349
Cash, cash equivalents, and restricted cash
Beginning of period	110,182	75,545
End of period	$58,586	$85,894
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2019	2018
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,637	$195
Cash paid during the period for income taxes	40	163
Significant noncash financing and investing activities
Purchases of property and equipment included in accounts payable and other accrued liabilities	$1,010	$2,051
Purchases of equipment financed through debt	—	76
Issuance costs included in accounts payable and other accrued liabilities	—	320
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of June 30, 2019 and December 31, 2018 as shown above:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$58,162	$102,768
Restricted cash	—	6,987
Restricted cash included in other assets	424	427
Cash, cash equivalents, and restricted cash	$58,586	$110,182
The accompanying notes are an integral part of these consolidated financial statements.

Intrexon Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except share and per share data)
1. Organization
Intrexon Corporation ("Intrexon"), a Virginia corporation, uses synthetic biology to focus on programming biological systems to alleviate disease, remediate environmental challenges, and provide sustainable food and industrial chemicals, which may be accomplished directly or through collaborations and joint ventures. Intrexon's primary domestic operations are in California, Florida, Maryland, and Virginia, and its primary international operations are in Hungary. There have been no commercialized products derived either directly by Intrexon or through its collaborations or joint ventures to date.
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
Trans Ova Genetics, L.C. ("Trans Ova"), Progentus, L.C. ("Progentus"), and ViaGen, L.C. ("ViaGen"), providers of advanced reproductive technologies, including services and products sold to cattle breeders and other producers, are wholly owned subsidiaries with primary operations in California, Iowa, Maryland, Missouri, New York, Oklahoma, Texas, and Washington.
Oxitec Limited ("Oxitec"), a pioneering company in biological insect control solutions, is a wholly owned subsidiary of Intrexon with primary operations in Brazil and the United Kingdom.
Intrexon Produce Holdings, Inc. ("IPHI") is a wholly owned subsidiary of Intrexon. Okanagan Specialty Fruits, Inc. ("Okanagan Specialty Fruits"), a company that developed and received regulatory approval for the world's first non-browning apple without the use of any artificial additives, is a wholly owned subsidiary of IPHI with primary operations in Canada. Fruit Orchard Holdings, Inc. ("FOHI") is a wholly owned subsidiary of IPHI with primary operations in Washington. IPHI and its subsidiaries are hereinafter referred to as "Okanagan."
Exemplar Genetics, LLC ("Exemplar"), a provider of genetically engineered swine for medical and genetic research, is a wholly owned subsidiary with primary operations in Iowa.
Through April 8, 2019, Intrexon consolidated AquaBounty Technologies, Inc. ("AquaBounty"), a company focused on improving productivity in commercial aquaculture and whose common stock is listed on the Nasdaq Stock Market. On April 9, 2019, AquaBounty completed an underwritten public offering that resulted in Intrexon no longer having the contractual right to control AquaBounty's board of directors, and accordingly, Intrexon deconsolidated AquaBounty. After remeasuring its retained interest in AquaBounty, Intrexon recorded a loss on deconsolidation of $2,648, which is included in other expense, net, on the accompanying consolidated statements of operations for the three and six months ended June 30, 2019. The deconsolidation resulted in the derecognition of the carrying amount of $38,682 in net assets that are no longer reported in the accompanying consolidated balance sheet as of June 30, 2019. See Notes 9, 10, and 11 for additional discussion of material impacts to the accompanying consolidated balance sheet as of June 30, 2019. As of June 30, 2019, Intrexon owned approximately 38% of AquaBounty and, after deconsolidating the entity, accounts for these equity securities using the fair value option (Note 2). See Note 2 for additional discussion of Intrexon's investment in AquaBounty.
Intrexon Corporation and its consolidated subsidiaries are hereinafter referred to as the "Company."
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of June 30, 2019 and results of operations and cash flows for the interim periods ended June 30, 2019 and 2018. The year-end consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period. The accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
The accompanying consolidated financial statements reflect the operations of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity and Going Concern
The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. As of June 30, 2019, the Company had $125,803 in cash, cash equivalents and short-term investments which is not sufficient to fund the Company's planned operations through one year after the date the interim unaudited consolidated financial statements are issued, and accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.
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
Equity Securities
The Company holds equity securities of private and publicly traded companies, including investments received and/or purchased from certain collaborators. The Company elected the fair value option to account for its equity securities held in publicly traded companies. These equity securities are recorded at fair value at each reporting date and are subject to market price volatility. Unrealized gains and losses resulting from fair value adjustments are reported in the consolidated statements of operations. The fair value of these equity securities is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial conditions of these collaborators. The Company accounts for its investments in private companies using either the equity method, as discussed below, or the measurement alternative method for equity securities without readily determinable fair values, which represents cost and any adjustments for impairment or observable price changes in certain transactions. Equity securities that the Company does not intend to sell within one year are classified as noncurrent in the consolidated balance sheet.
For equity securities received pursuant to a collaboration agreement, the Company records the fair value of securities received on the date the collaboration is consummated or the milestone is achieved using the fair value of the collaborator's security on that date, assuming the transfer of consideration is considered perfunctory. If the transfer of the consideration is not considered perfunctory, the Company considers the specific facts and circumstances to determine the appropriate date on which to evaluate fair value. The Company also evaluates whether any discounts for trading restrictions or other basis for lack of marketability should be applied to the fair value of the securities at inception of the collaboration. In the event the Company concludes that a discount should be applied, the fair value of the securities is adjusted at inception of the collaboration and re-evaluated at each reporting period thereafter.
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
Effective in April 2019, the Company accounts for its investment in AquaBounty, a related party, using the fair value option. The fair value of the Company's investment in AquaBounty was $20,041 as of June 30, 2019 and is included in equity securities, noncurrent, in the accompanying consolidated balance sheet. The Company's ownership of AquaBounty was approximately 38% as of June 30, 2019. Unrealized appreciation in the fair value of the Company's investment in AquaBounty common stock was $5,802 for the three and six months ended June 30, 2019. See Note 1 for additional discussion regarding AquaBounty.
The Company accounts for its investment in Oragenics, Inc. ("Oragenics"), one of its collaborators and a related party, using the fair value option. Oragenics was considered an equity method investment through September 30, 2018. See Note 17 for additional discussion regarding Oragenics. Unrealized depreciation in the fair value of the Company's investment in Oragenics common stock was $409 and $1,160 for the three and six months ended June 30, 2018, respectively.
Summarized financial data as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018, for the Company's equity method investments are shown in the following tables.

	June 30, 2019	December 31, 2018
Current assets	$22,159	$17,485
Noncurrent assets	58,286	31,274
Total assets	80,445	48,759
Current liabilities	7,260	4,226
Noncurrent liabilities	4,872	—
Total liabilities	12,132	4,226
Net assets	$68,313	$44,533

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$297	$173	$395	$240
Operating expenses	9,384	10,531	14,761	19,141
Operating loss	(9,087)	(10,358)	(14,366)	(18,901)
Other, net	4	7	8	21
Net loss	$(9,083)	$(10,351)	$(14,358)	$(18,880)

Variable Interest Entities
As of June 30, 2019 and December 31, 2018, the Company determined that certain of its collaborators and joint ventures as well as Harvest were variable interest entities ("VIE" or "VIEs"). The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. The Company's aggregate investment balances of these VIEs as of June 30, 2019 and December 31, 2018 were $20,238 and $21,219, respectively, which represents the Company's maximum risk of loss related to the identified VIEs.

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
ROU Assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. For leases that contain fixed non-lease payments, the Company accounts for the lease and non-lease components as a single lease component. Variable lease payments, which primarily include payments for non-lease components such as maintenance costs, are excluded from the ROU Assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. As most of the Company's operating leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate at the lease commencement date, which is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease, in determining the present value of future payments. The initial measurement of the ROU Asset also includes any lease payments made and excludes lease incentives. The lease term for all of the Company's leases includes the noncancelable period of the lease plus any additional periods covered by options that the Company is reasonably certain to exercise, either to extend or to not terminate the lease. Lease expense is recognized on a straight-line basis over the lease term.
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
Segment Information
The Company realigned its business in April 2019, and as a result, its chief operating decision maker ("CODM") now regularly reviews disaggregated financial information for various operating segments. The Company's reportable segments now include (i) Precigen; (ii) the Methane Bioconversion Platform division, which is an operating division of Intrexon; (iii) the Fine Chemicals division, which is also an operating division of Intrexon; (iv) Okanagan; and (v) Trans Ova. All of Intrexon's consolidated subsidiaries and operating divisions that did not meet the quantitative thresholds to report separately are combined and reported in a single category, All Other. See Note 1 for a description of Precigen, Okanagan, and Trans Ova. Corporate expenses are not allocated to the segments and are managed at a consolidated level. The Company's segment presentation has been recast to retrospectively reflect the change from one reportable segment to multiple reportable segments. See Note 19 for further discussion of the Company's segments.
Recently Adopted Accounting Pronouncements
The Company adopted ASC 842 on January 1, 2019 using the modified retrospective method as of the adoption date without restating prior periods. In addition, the Company elected to use the package of practical expedients which allowed the Company to not have to reassess whether expired or existing contracts contain leases under the new definition of a lease or the lease classification for expired or existing leases under ASC Topic 840. As a result of the adoption of ASC 842, the Company recorded ROU Assets and lease liabilities of approximately $43,500 and $45,500, respectively, as of January 1, 2019. The difference between the ROU Assets and lease liabilities primarily represents the balance of deferred rent as of December 31, 2018 that resulted from historical straight-lining of operating leases expense, which was reclassified upon adoption to reduce the measurement of the ROU Assets.
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
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ("ASU 2019-04"). The provisions of ASU 2019-04 clarify and improve areas of guidance related to ASU 2016-13 and ASC Topic 825, Financial Instruments ("ASC 825"). The amendments to ASU 2016-13 have the same effective date as the original ASU and are effective for the Company for the year ending December 31, 2020. The amendments to ASC 825 are effective for fiscal years beginning after December 15, 2019, with early adoption permitted, and are effective for the Company for the year ending December 31, 2020. The Company is currently evaluating the impact that the implementation of this standard will have on the Company's consolidated financial statements.

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
4. Investments in Joint Ventures
Intrexon Energy Partners
In March 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, LLC ("Third Security"), a related party, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), a joint venture formed to optimize and scale-up the Company's methane bioconversion platform ("MBP") technology for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Intrexon has committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of June 30, 2019, the Company's remaining commitment was $4,568. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board, which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(585) and $(656) as of June 30, 2019 and December 31, 2018, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.
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
The Company's investment in Intrexon Energy Partners II was $(373) and $(50) as of June 30, 2019 and December 31, 2018, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets.
EnviroFlight
In February 2016, the Company entered into a series of transactions involving EnviroFlight, LLC ("Old EnviroFlight"), Darling Ingredients Inc. ("Darling") and a newly formed venture between the Company and Darling ("New EnviroFlight"). New EnviroFlight was formed to generate high-nutrition, low environmental impact animal and fish feed, as well as fertilizer products, from black soldier fly larvae. Through June 30, 2019, the Company and Darling have made subsequent capital contributions of $18,000 each.
The Company's investment in New EnviroFlight was $15,798 and $16,720 as of June 30, 2019 and December 31, 2018, respectively, and is included in investments in affiliates in the accompanying consolidated balance sheets.
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
The following table summarizes the amounts recorded as revenue in the consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
ZIOPHARM Oncology, Inc.	$533	$3,423	$1,699	$8,800
Ares Trading S.A.	—	3,526	—	5,949
Oragenics, Inc.	181	37	384	162
Intrexon T1D Partners, LLC	—	703	—	2,031
Intrexon Energy Partners, LLC	796	819	1,773	2,016
Intrexon Energy Partners II, LLC	420	553	924	931
Surterra Holdings, Inc.	160	—	160	—
Genopaver, LLC	398	1,072	692	2,387
Fibrocell Science, Inc.	2,462	331	2,845	624
Persea Bio, LLC	810	306	(462)	515
Harvest start-up entities (1)	2,039	5,904	4,762	9,101
Other	1,298	776	2,290	4,782
Total	$9,097	$17,450	$15,067	$37,298

(1)
For the three and six months ended June 30, 2019 and 2018, revenues recognized from collaborations with Harvest start-up entities include: Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; and AD Skincare, Inc. For the three and six months ended June 30, 2018, revenues recognized from collaborations with Harvest start-up entities also include Genten Therapeutics, Inc. and CRS Bio, Inc.

Except for the agreements discussed below, there have been no significant changes to the agreements with our collaborators and licensees in the six months ended June 30, 2019.
Surterra Collaboration
In June 2019, the Company entered into an Exclusive Product Collaboration agreement ("Surterra EPC") with Surterra Holdings, Inc. ("Surterra") to advance Surterra's cannabinoid production at a reliable, efficient, cost-effective, and industrial scale utilizing the Company's yeast fermentation platform. Upon execution of the Surterra EPC, the Company received a technology access fee in the form of a $10,000 cash payment and common stock of Surterra valued at $4,530 as upfront consideration. The Company is entitled to developmental milestones for each target selected by Surterra up to a maximum of $68,000 for the achievement of all milestones for all targets as defined in the agreement. The Company is entitled to payments for research and development services provided pursuant to the agreement as well as single-digit royalties on quarterly gross sales of products developed. The Company's performance obligations terminate upon the acceptance of all deliverables for each target selected under the agreement, and the agreement may be terminated by either party in the event of a material breach as defined in the agreement or may be terminated voluntarily by Surterra upon 90 days written notice to the Company.
The Company has recorded a receivable, which is included in other noncurrent assets in the accompanying consolidated balance sheet, for the balance of common stock as of June 30, 2019, since the stock had not yet been legally issued as of that date.
Fibrocell Science Collaboration
In April 2019, Fibrocell Science, Inc. ("Fibrocell"), a publicly traded cell and gene therapy company focused on disease affecting the skin and connective tissue and a related party, entered into a collaboration agreement with a third party to develop and commercialize a product in the field of the Company's ECC with Fibrocell ("Fibrocell ECC"). Pursuant to the terms of the

Fibrocell ECC, the Company is entitled to 50% of sublicensing fees and accordingly, has recorded a related party receivable in the accompanying consolidated balance sheet of $3,750 as of June 30, 2019.
Deferred Revenue
Deferred revenue primarily consists of consideration received for the Company's collaboration and licensing agreements. Deferred revenue consists of the following:

	June 30, 2019	December 31, 2018
Collaboration and licensing agreements	$78,265	$63,284
Prepaid product and service revenues	2,523	2,933
Other	2,347	3,547
Total	$83,135	$69,764
Current portion of deferred revenue	$16,593	$15,554
Long-term portion of deferred revenue	66,542	54,210
Total	$83,135	$69,764

The following table summarizes the remaining balance of deferred revenue associated with upfront and milestone payments for each significant counterparty to a collaboration or licensing agreement as of June 30, 2019 and December 31, 2018, including the estimated remaining performance period as of June 30, 2019.

	Average Remaining Performance Period (Years)	June 30, 2019	December 31, 2018
ZIOPHARM Oncology, Inc.	0.3	$398	$1,214
Oragenics, Inc.	4.9	5,552	5,810
Intrexon Energy Partners, LLC	4.8	9,059	10,267
Intrexon Energy Partners II, LLC	5.4	13,136	14,060
Surterra Holdings, Inc.	9.0	14,500	—
Genopaver, LLC	4.8	1,162	1,175
Fibrocell Science, Inc.	5.4	18,507	17,519
Persea Bio, LLC	5.5	3,839	2,697
Harvest start-up entities (1)	5.7	6,993	7,644
Other	1.8	5,028	2,898
Total		$78,174	$63,284

(1)
As of June 30, 2019 and December 31, 2018, the balance of deferred revenue for collaborations with Harvest start-up entities includes: Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; and AD Skincare, Inc.

6. Short-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of June 30, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$67,256	$45	$—	$67,301
Certificates of deposit	340	—	—	340
Total	$67,596	$45	$—	$67,641

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$119,401	$—	$(61)	$119,340
Certificates of deposit	348	—	—	348
Total	$119,749	$—	$(61)	$119,688

As of June 30, 2019, all of the available-for-sale investments were due within one year based on their contractual maturities.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company's investments were primarily a result of unfavorable changes in interest rates subsequent to the initial purchase of these investments and were not significant as of June 30, 2019.
As of June 30, 2019 and December 31, 2018, the Company did not consider any of its debt security investments to be other-than-temporarily impaired. When evaluating its debt security investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer, the Company's ability and intent to hold the security and whether it is more likely than not that it will be required to sell the investment before recovery of its cost basis.
7. Fair Value Measurements
The carrying amount of cash and cash equivalents, restricted cash, receivables, prepaid expenses and other current assets, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
Assets
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, at June 30, 2019:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2019
Assets
U.S. government debt securities	$—	$67,301	$—	$67,301
Equity securities	1,196	266	20,041	21,503
Other	—	468	247	715
Total	$1,196	$68,035	$20,288	$89,519

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

The method used to estimate the fair value of the Level 1 assets in the tables above is based on observable market data as these equity securities are publicly-traded. The method used to estimate the fair value of the Level 2 short-term investments in the tables above is based on professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets. The methods used to estimate the fair value of the Level 2 and Level 3 equity securities in the tables above are based on the quoted market price of the publicly-traded security, adjusted for any trading restrictions, including discounts for lack of marketability based on historical volatilities and the restriction period. Market price volatility of these Level 3 securities and a significant change in the assumptions used in the discount for lack of marketability could result in a significant impact to the fair value. The Company owns preferred stock in certain of its collaborators, and these investments are classified as Level 3 within the fair value hierarchy. The methods used to estimate the fair value of these Level 3 assets are discussed in Note 17.
The following table summarizes the changes in the Level 3 investments in equity securities and preferred stock during the six months ended June 30, 2019.

Six Months Ended June 30, 2019
Beginning balance	$191
Retained interest in deconsolidated subsidiary	14,239
Dividend income from investments in preferred stock	25
Net unrealized appreciation in the fair value of the investments in equity securities and preferred stock	5,833
Ending balance	$20,288

There were no transfers of assets between levels of the fair value hierarchy during the six months ended June 30, 2019.
Liabilities
The carrying values of the Company's long-term debt, excluding the 3.50% convertible senior notes due 2023 (the "Convertible Notes"), approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.
The calculated fair value of the Convertible Notes (Note 11) was approximately $112,000 and $141,000 as of June 30, 2019 and December 31, 2018, respectively, and is based on the most recent third-party trade of the instrument as of the balance sheet date. The fair value of the Convertible Notes is classified as Level 2 within the fair value hierarchy as there is not an active market for the Convertible Notes, however, third-party trades of the instrument are considered observable inputs. The Convertible Notes are reflected on the accompanying consolidated balance sheets at amortized cost, which was $152,634 and $148,101 as of June 30, 2019 and December 31, 2018, respectively.
The Company's contingent consideration liabilities are measured on a recurring basis and were $585 at June 30, 2019 and December 31, 2018. These fair value measurements were based on significant inputs not observable in the market and thus represented a Level 3 measurement. A significant change in unobservable inputs could result in a significant impact on the fair value of the Company's contingent consideration liabilities. The contingent consideration liabilities are remeasured to fair value at each reporting date until the contingencies are resolved, and those changes in fair value are recognized in earnings. There were no changes in the fair value of the Level 3 liabilities during the three and six months ended June 30, 2019.
8. Inventory
Inventory consists of the following:

	June 30, 2019	December 31, 2018
Supplies, embryos and other production materials	$2,962	$4,729
Work in process	4,893	4,391
Livestock	9,462	10,167
Feed	875	2,160
Total inventory	$18,192	$21,447

9. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	June 30, 2019	December 31, 2018
Land and land improvements	$11,674	$12,490
Buildings and building improvements	11,590	20,371
Furniture and fixtures	1,684	1,891
Equipment	68,138	74,555
Leasehold improvements	31,925	28,289
Breeding stock	4,675	4,582
Computer hardware and software	12,131	11,697
Trees	16,141	11,910
Construction and other assets in progress	23,000	18,880
	180,958	184,665
Less: Accumulated depreciation and amortization	(60,557)	(55,791)
Property, plant and equipment, net	$120,401	$128,874

The deconsolidation of AquaBounty (Note 1) in April 2019 resulted in the reduction of $24,186 of property, plant and equipment, net on the accompanying consolidated balance sheet as of June 30, 2019.
During the three and six months ended June 30, 2018, the Company recorded a $4,972 loss on disposal of certain leasehold improvements, equipment, and other fixed assets, in conjunction with the closing of one of its research and development facilities in Brazil.
Depreciation expense was $3,347 and $3,642 for the three months ended June 30, 2019 and 2018, respectively, and $6,920 and $7,098 for the six months ended June 30, 2019 and 2018, respectively.
10. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the six months ended June 30, 2019 are as follows:

Balance at December 31, 2018	$149,585
Foreign currency translation adjustments	331
Balance at June 30, 2019	$149,916

The Company had $13,823 of accumulated impairment losses as of June 30, 2019 and December 31, 2018.
In April 2019, as a result of the Company's change in segments (Notes 2 and 19), the Company concluded that certain operating segments are now separate reporting units. Accordingly, the Company performed a relative fair value allocation of certain of its goodwill.
Intangible assets consist of the following as of June 30, 2019:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$139,363	$(37,251)	$102,112
Customer relationships	10,700	(8,002)	2,698
Trademarks	5,900	(3,514)	2,386
In-process research and development	5,330	—	5,330
Total	$161,293	$(48,767)	$112,526

Intangible assets consist of the following as of December 31, 2018:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$152,482	$(35,133)	$117,349
Customer relationships	10,700	(7,565)	3,135
Trademarks	6,800	(3,341)	3,459
In-process research and development	5,348	—	5,348
Total	$175,330	$(46,039)	$129,291

The balance of in-process research and development includes certain in-process research and development technology acquired in the Company's acquisition of Oxitec in September 2015, and amortization will begin once certain regulatory approvals have been obtained for the in-process programs.
The deconsolidation of AquaBounty (Note 1) in April 2019 resulted in the reduction of $11,567 of net intangible assets, primarily related to patents, developed technologies, and know-how, on the accompanying consolidated balance sheet as of June 30, 2019.
Amortization expense was $2,766 and $4,857 for the three months ended June 30, 2019 and 2018, respectively, and $5,770 and $9,783 for the six months ended June 30, 2019 and 2018, respectively.
11. Lines of Credit and Long-Term Debt
Lines of Credit
Trans Ova has an $8,000 revolving line of credit with First National Bank of Omaha that matures on December 31, 2019. The line of credit bears interest at the greater of 2.95% above the London Interbank Offered Rate or 3.00%, and the actual rate was 5.37% as of June 30, 2019. As of June 30, 2019, there was no outstanding balance. The amount available under the line of credit is based on eligible accounts receivable and inventory up to the maximum principal amount. The line of credit is collateralized by certain of Trans Ova's assets and contains certain restricted covenants that include maintaining minimum tangible net worth and working capital and maximum allowable annual capital expenditures. Trans Ova was in compliance with these covenants as of June 30, 2019.
Exemplar has a $700 revolving line of credit with American State Bank that matures on October 30, 2019. The line of credit bears interest at 5.75% per annum. As of June 30, 2019, there was an outstanding balance of $387.

Long-Term Debt
Long-term debt consists of the following:

	June 30, 2019	December 31, 2018
Convertible debt	$208,376	$203,391
Notes payable	4,320	4,551
Other	251	3,852
Long-term debt	212,947	211,794
Less current portion	468	559
Long-term debt, less current portion	$212,479	$211,235

The deconsolidation of AquaBounty (Note 1) in April 2019 resulted in the reduction of $4,030 of long-term debt on the accompanying consolidated balance sheet as of June 30, 2019.
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
None of the above events allowing for conversion prior to April 1, 2023 occurred during the three months ended June 30, 2019. On or after April 1, 2023 until June 30, 2023, holders may convert their Convertible Notes at any time. Intrexon may not redeem the Notes prior to the maturity date.
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
The net proceeds received from the issuance of the Convertible Notes were initially allocated between long-term debt, the liability component, at $143,723 and additional paid-in capital, the equity component, at $50,235. Additional paid-in capital was further reduced by $13,367 of deferred taxes resulting from the difference between the carrying amount and the tax basis of the Convertible Notes that is created by the equity component, which resulted in deferred tax benefit recognized from the reversal of valuation allowances on the then current year domestic operating losses in the same amount. As of June 30, 2019, the outstanding principal balance on the Convertible Notes was $200,000 and the carrying value of long-term debt was $152,634. The effective interest rate on the Convertible Notes, including amortization of the long-term debt discount and debt issuance costs, is 11.02%. As of June 30, 2019, the unamortized long-term debt discount and debt issuance costs totaled $47,366.
Total interest expense related to the Convertible Notes was $4,069 and $8,032 for the three and six months ended June 30, 2019, respectively, which consists of $1,750 and $3,500 cash interest expense, respectively, and $2,319 and $4,532 of non-cash interest expense, respectively. The cash interest expense was paid in June 2019.
ActoBio Convertible Notes
In September 2018, ActoBio issued $30,000 of convertible promissory notes (the "ActoBio Notes") to a related party in conjunction with an asset acquisition with Harvest (Note 3). The ActoBio Notes have a maturity date of September 6, 2020, accrue interest at 3.0% compounded annually, are convertible into shares of ActoBio common stock at any time by the holder, and are automatically convertible in shares of ActoBio common stock upon the closing of certain financing events as defined in the ActoBio Notes. If the ActoBio Notes have not been converted to ActoBio common stock by the maturity date, ActoBio can pay the principal and accrued interest in cash or with shares of Intrexon common stock at its election. There are no embedded features that are required to be separated from the debt host and accounted for separately, so the ActoBio Notes were recorded at $30,000. Interest expense for the three and six months ended June 30, 2019 was $228 and $453, respectively. As of June 30, 2019, the carrying value of the ActoBio Notes, including accrued interest, was $30,743.
Intrexon and Precigen Convertible Note
In December 2018, in conjunction with the Securities Purchase, Assignment and Assumption Agreement with Ares Trading S.A. ("Ares Trading"), Intrexon and Precigen jointly and severally issued a $25,000 convertible note (the "Merck Note") to Ares Trading in exchange for cash. The Merck Note has a maturity date of June 28, 2021 and will be converted to Intrexon common stock on the first trading day following maturity if not otherwise converted prior to that date. Prior to maturity, Ares Trading may convert the Merck Note, at their election, into (i) Intrexon common stock at any time, (ii) Intrexon common stock upon the Company's closing of qualified financing as defined in the agreement, (iii) Precigen equity upon Precigen closing a qualified financing as defined in the agreement, and (iv) Precigen common stock upon the closing of a qualified initial public offering ("IPO") of Precigen common stock. In the event of a conversion upon a qualified IPO, the conversion price will be 90% of the IPO price. In the event Ares Trading elects to convert the Merck Note into Precigen equity, the Merck Note accrues interest at a rate of 5% per year ("PIK interest") and will be converted with the outstanding principal. The Company determined that the potential PIK interest and IPO conversion discount represented embedded derivatives requiring bifurcation from the debt host but had no significant value as of June 30, 2019 and December 31, 2018.
Notes Payable
Trans Ova has a note payable to American State Bank that matures in April 2033 and had an outstanding principal balance of $4,281 as of June 30, 2019. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by certain of Trans Ova's real estate and non-real estate assets.

Future Maturities
Future maturities of long-term debt are as follows:

2019	$241
2020	31,254
2021	25,329
2022	339
2023	200,353
2024	366
Thereafter	2,431
Total	$260,313

12. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company's annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. For the three and six months ended June 30, 2019, the Company had U.S. taxable loss of approximately $55,700 and $147,300, respectively. For the three and six months ended June 30, 2019, the Company recognized $52 and $122, respectively, of current foreign income tax benefit. For the three and six months ended June 30, 2018, the Company had U.S. taxable loss of approximately $30,200 and $65,300, respectively, and recorded $0 and $113, respectively, of current domestic income tax expense. For the three and six months ended June 30, 2018, the Company recognized $112 and $237, respectively, of current foreign income tax benefit. For the three and six months ended June 30, 2019, the Company recorded deferred tax benefit of $473 and $981, respectively. For the three and six months ended June 30, 2018, the Company recorded deferred tax benefit of $1,015 and $5,089, respectively. The Company's net deferred tax assets, excluding certain deferred tax liabilities totaling $6,332, are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's losses and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
As of June 30, 2019, the Company has operating and capital loss carryforwards for U.S. federal income tax purposes of approximately $516,400 available to offset future taxable income, including approximately $263,900 generated after 2017, and federal and state research and development tax credits of approximately $8,800, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. Carryforwards generated prior to 2018 begin to expire in 2022. As of June 30, 2019, the Company's foreign subsidiaries have foreign loss carryforwards of approximately $162,900, most of which do not expire.
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
Issuances of AquaBounty Common Stock
In March 2019, AquaBounty completed an underwritten public offering that resulted in net proceeds of $6,611 after deducting discounts, fees, and expenses. See Note 1 for additional discussion of issuances of AquaBounty common stock in April 2019, which resulted in the deconsolidation of AquaBounty.
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
Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2019	December 31, 2018
Unrealized gain (loss) on investments	$45	$(61)
Loss on foreign currency translation adjustments	(28,251)	(28,551)
Total accumulated other comprehensive loss	$(28,206)	$(28,612)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of products	$4	$25	$12	$50
Cost of services	52	79	117	156
Research and development	1,882	2,376	3,727	5,634
Selling, general and administrative	(1,877)	6,366	5,259	14,368
Total	$61	$8,846	$9,115	$20,208

Intrexon Stock Option Plans
In April 2008, Intrexon adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Intrexon's board of directors granted share based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of June 30, 2019, there were 393,098 stock options outstanding under the 2008 Plan.
Intrexon adopted the 2013 Plan for employees and nonemployees pursuant to which Intrexon's board of directors may grant share based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective in August 2013, and as of June 30, 2019, there were 25,000,000 shares authorized for issuance under the 2013 Plan, of which 11,337,856 stock options and 2,271,277 RSUs were outstanding and 6,397,402 shares were available for grant.
In April 2019, Intrexon adopted the Intrexon Corporation 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of June 30, 2019, there were 5,000,000 shares authorized for issuance under the 2019 Plan, of which 4,853,513 were available for grant.
Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2018	11,093,063	$27.95	6.81
Granted	1,433,075	6.46
Exercised	(17,811)	(3.17)
Forfeited	(634,204)	(35.36)
Expired	(143,169)	(28.38)
Balances at June 30, 2019	11,730,954	24.96	5.75
Exercisable at June 30, 2019	8,179,447	28.82	4.52

RSU activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2018	970,341	$13.82	1.43
Granted	2,278,460	6.59
Vested	(765,112)	(9.75)
Forfeited	(212,412)	(9.20)
Balances at June 30, 2019	2,271,277	8.37	1.49

Intrexon currently uses authorized and unissued shares to satisfy share award exercises.
The Company's Chief Executive Officer ("CEO") receives a base salary of $200 per month payable in fully-vested shares of Intrexon common stock with such shares subject to a three-year lock-up on resale. The monthly number of shares of common stock was calculated based on the closing price on the last trading day of each month and the shares were issued pursuant to the terms of a Restricted Stock Unit Agreement ("RSU Agreement") between Intrexon and the CEO pursuant to the terms of the 2013 Plan. The RSU Agreement, which is subject to renewal annually by the compensation committee of the board of directors of the Company, expired March 31, 2019. In April 2019, the Company entered into a new RSU agreement with its CEO through March 31, 2020. Under the new RSU agreement, the base salary and lock-up terms remained unchanged from the original RSU Agreement. However, the number of fully-vested shares of Intrexon common stock paid monthly will be calculated based on the volume weighted average of the price of Intrexon common stock over the 30 day period ending on the last calendar day of each month. The fair value of the shares issued as compensation for services is included in selling, general and administrative expenses in the Company's consolidated statements of operations and totaled $495 and $483 for the three months ended June 30, 2019 and 2018, respectively, and $981 and $969 for the six months ended June 30, 2019 and 2018, respectively.

15. Operating Leases
The Company leases certain facilities and equipment under operating leases. Leases with a lease term of twelve months or less are not recorded on the balance sheet, and expense for these leases is recognized over the term of the lease. The Company's leases have remaining terms of one to twenty years, some of which may include options to extend the lease and some of which may include options to terminate the lease within one year. The leases are renewable at the option of the Company and do not contain residual value guarantees, covenants, or other restrictions. The Company's finance leases are not material.
The components of lease costs were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease costs	$2,522	$5,048
Short-term and variable lease costs	1,120	2,168
Lease costs	$3,642	$7,216

Maturities of lease liabilities as of June 30, 2019 were as follows:

2019	$4,352
2020	10,088
2021	9,445
2022	8,646
2023	7,274
2024	7,139
Thereafter	26,746
Total	73,690
Present value adjustment	(30,120)
Total	$43,570
Current portion of operating lease liabilities	$4,813
Long-term portion of operating lease liabilities	38,757
Total	$43,570

Other information related to operating leases was as follows:

Six Months Ended June 30,
2019
Supplemental Cash Flows Information
Cash paid for operating lease liabilities	$4,929
Operating lease right-of-use assets added in exchange for new lease liabilities	1,125

June 30, 2019
Weighted average remaining lease term (years)	8.98
Weighted average discount rate	11.35%

As of June 30, 2019, the Company had an additional operating lease commitment that had not yet commenced of approximately $1,400 with a lease term of three years.

At December 31, 2018, future minimum lease payments under operating leases having initial or remaining noncancelable lease terms in excess of one year were as follows:

2019	$9,182
2020	9,910
2021	9,127
2022	8,305
2023	7,229
Thereafter	34,157
Total	$77,910

16. Commitments and Contingencies
Purchase Commitments
As of June 30, 2019, the Company had outstanding contractual purchase commitments of $10,384, which primarily relate to amounts to be paid in 2019, 2020, and 2021 upon delivery of commercial non-browning apple trees.
Contingencies
In March 2012, Trans Ova was named as a defendant in a licensing and patent infringement suit brought by XY, LLC ("XY") alleging that certain of Trans Ova's sale of semen-sorting products and services breached a 2004 licensing agreement and infringed on patents related to semen sorting that XY allegedly owned. Trans Ova filed a number of counterclaims in the case. The matter proceeded to a jury trial in the United States District Court for the District of Colorado in January 2016. The jury determined that XY and Trans Ova had each breached the licensing agreement and that Trans Ova had infringed XY's patents. In April 2016, the court issued its post-trial order, awarding $528 in damages to Trans Ova and $6,066 in damages to XY. The order also provided Trans Ova with the ability to continue to practice XY's technology, subject to an ongoing royalty obligation of 12.5% of gross proceeds on Trans Ova's standard sorted semen products, plus a 2% enhancement on those products utilizing "reverse-sorted semen", or semen that is frozen before being sorted. In addition, the court assigned a $5.00 minimum royalty for a straw of sexed semen. Both parties appealed the district court's order. In May 2018, the Court of Appeals for the Federal Circuit denied Trans Ova's appeal of its claims for antitrust, breach of contract, and patent invalidity (except as to one patent, for which the Federal Circuit affirmed invalidity in a separate, same-day ruling in a third-party case). The Federal Circuit remanded the district court's calculation of the ongoing royalty and instructed the district court to re-calculate the ongoing royalty in light of post-verdict economic factors. In March 2019, the district court clarified the royalty base and reset the royalty rates consistent with the Federal Circuit opinion. The district court increased the royalty rate on Trans Ova's standard sorted semen products to 18.75%. For the reverse-sort enhancement, however, it applied a weighted, blended royalty of 12.63% to Trans Ova's entire in vitro fertilization service cycle that utilizes reverse-sorted semen. The district court also changed the minimum royalty for a straw of sexed semen to $6.25 for a 2-million cell straw (prorated appropriately for straws of higher cell counts), and assigned a minimum royalty for a sexed embryo at $6.25 per embryo. The new royalty rates are retroactive to February 2016 (the end date of the trial).
Since the inception of the 2004 licensing agreement, Trans Ova has remitted payments to XY pursuant to the terms of that agreement, or pursuant to the terms of the district court's April 2016 post-trial order, and has recorded these payments in cost of services in the consolidated statements of operations for the respective periods. For the period from inception of the 2004 agreement through the district court's April 2016 order, aggregate royalty and license payments were $3,170, of which $2,759 had not yet been deposited by XY. In 2016, the Company recorded the expense of $4,228, representing the excess of the net damages awarded to XY, including prejudgment interest, over the liability previously recorded by Trans Ova for uncashed checks previously remitted to XY. In August 2016, Trans Ova deposited the net damages amount, including prejudgment interest, into the district court's registry, to be held until the appeals process was complete and final judgment amounts were determined. These amounts are included in restricted cash and other accrued liabilities on the consolidated balance sheet as of December 31, 2018. After the appeal, the district court subsequently released the funds held in its registry to XY in January 2019. As for post-trial damages, Trans Ova continued to remit payment to XY every quarter based on the original ongoing royalty rates set by the district court, though XY refused to cash those checks. Under the district court's March 2019 order clarifying the royalty base and resetting the royalty rates, Trans Ova recalculated royalties owed from February 2016 through the first quarter of 2019, plus any applicable pre- and post-judgment interest, and remitted that payment, totaling $5,801, to XY in May 2019. In June 2019, XY deposited the $5,801 into the district court's registry while the parties resolve a dispute over the appropriate calculation of royalties. In that dispute, which is pending before the district court, XY filed a motion claiming over $1,000 in additional back royalties. Trans Ova is seeking an oral hearing and contends that no additional back royalties are due.
During the three and six months ended June 30, 2019, the Company recorded additional royalty expense of $267 and $383, respectively, based on the recalculation of royalties owed XY from February 2016 through December 2018. These amounts are included in selling, general and administrative expenses on the accompanying consolidated statements of operations.
In December 2016, XY filed a complaint for patent infringement, trade secret misappropriation, and various state law claims against Trans Ova in the United States District Court for the Western District of Texas in Waco, Texas. Since the claims in the 2016 complaint directly relate to the parties' other litigation, Trans Ova filed and was granted a motion to transfer the case to Colorado district court. That court subsequently dismissed nine of the complaint's twelve counts, including all five non-patent counts. The court subsequently dismissed another patent count after ruling that the patent was invalid, leaving only two patent counts left in the case. In February 2019, a Wisconsin district court invalidated one of the remaining patents, which XY had asserted against another competitor. That ruling prompted the Colorado district court to stay the two remaining patent counts and enter final judgment against XY's ten other dismissed counts. The 2016 litigation is administratively closed, pending XY's appeal of the district court's rulings dismissing its various patent and non-patent causes of action.
Trans Ova shall continue to utilize the technology consistent with the determinations of the court proceedings. Nonetheless, these disputes remain subject to a number of uncertainties, including the outcome of appellate proceedings, the possibility of further claims by XY, and the impact of these matters on Trans Ova's ability to utilize the technology. Trans Ova and the Company could elect to enter into a settlement agreement in order to avoid the further costs and uncertainties of litigation.
The Company may become subject to other claims, assessments, and governmental investigations from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2019, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
The Company's CEO and Chairman of the board of directors is also the Senior Managing Director and CEO of Third Security and owns 100% of the equity interests of Third Security. In November 2015, the independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, approved the execution of a Services Agreement ("Services Agreement") with Third Security pursuant to which Third Security provides the Company with certain professional, legal, financial, administrative, and other support services necessary to support the Company and its CEO. The Services Agreement provides for a term of one year, can be terminated by the Company at any time, and may be extended only by agreement of the parties, including approval of a majority of the independent members of Intrexon's board of directors. The independent members of Intrexon's board of directors, with the recommendation of the audit committee of the board of directors, subsequently approved extensions of the Services Agreement through January 1, 2020. Under the Services Agreement, as consideration for providing these services, Third Security is entitled to a fee of $800 per month to be paid in the form of fully-vested shares of Intrexon common stock. Through 2018, the number of shares of common stock was calculated based on the closing price of the Company's common stock on the 15th day of each month. Beginning in 2019, the number of shares of common stock is calculated based on the volume weighted average of the closing price of the Company's common stock over the 30-day period ending on the 15th day of the calendar month when the applicable services are provided. Through May 2019, the payments made by the Company under the Services Agreement constitute, in the aggregate, an award under the 2013 Plan and are subject to the terms of the 2013 Plan. Following the effectiveness of the 2019 Plan in June 2019, subsequent payments made by the Company under the Services Agreement constitute, in the aggregate, an award under the 2019 Plan and are subject to the terms of the 2019 Plan (Note 14). For the three months ended June 30, 2019 and 2018, the Company issued 483,279 shares and 139,691 shares, respectively, with values of $2,284 and $2,064, respectively, to Third Security as payment for services pursuant to the Services Agreement. For the six months ended June 30, 2019 and 2018, the Company issued 839,993 shares and 300,317 shares, respectively, with values of $4,362 and $4,105, respectively, to Third Security as payment for services pursuant to the Services Agreement. In addition to the foregoing Services Agreement, the Company reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf, and the total expenses incurred by the Company under this arrangement were $1 and $3 for the three months ended June 30, 2019 and 2018, respectively, and $18 and $17 for the six months ended June 30, 2019 and 2018, respectively.

See also Note 14 regarding compensation arrangements between the Company and its CEO.
The Company also subleases certain administrative offices to Third Security. The significant terms of the lease mirror the terms of the Company's lease with the landlord, and the Company recorded sublease income of $22 and $23 for the three months ended June 30, 2019 and 2018, respectively, and $44 for the six months ended June 30, 2019 and 2018.
Transactions with ECC Parties
In addition to entities controlled by Third Security, entities in which the Company holds more than a de minimis equity interest, including equity securities received as upfront or milestone consideration, and that also are party to a collaboration with the Company are considered to be related parties.
In June 2016, the Company received 100,000 shares of Series 1 Preferred Stock (the "Preferred Shares") of ZIOPHARM Oncology, Inc. ("ZIOPHARM"), with a per share stated value of $1,200, as consideration for amending their two previously existing ECC agreements. The Company received a monthly dividend, paid in additional Preferred Shares, equal to $12.00 per Preferred Share held per month divided by the stated value of the Preferred Shares. In conjunction with the reacquisition of certain rights previously licensed to ZIOPHARM in October 2018, the Company returned to ZIOPHARM all of the Preferred Shares owned or accrued by the Company as of the effective date of the agreement. During the three and six months ended June 30, 2018, the Company received an additional 3,734 and 7,358 Preferred Shares, respectively, and recognized $5,019 and $9,890 of dividend income in the accompanying consolidated statement of operations, respectively. Following the transaction in October 2018, ZIOPHARM is no longer considered a related party.
In March 2017, Fibrocell sold Series A Convertible Preferred Stock (the "Convertible Preferred Shares"), convertible into shares of Fibrocell common stock, and warrants to purchase shares of Fibrocell common stock to certain institutional and accredited investors, including the Company and affiliates of Third Security. The Company paid $1,161 in exchange for 1,161 Convertible Preferred Shares and warrants to acquire 99,769 shares of Fibrocell common stock. The Convertible Preferred Shares are convertible at any time at the election of the Company and accrue dividends at 4% per annum, compounded quarterly, increasing the stated value of the shares. The investment in Fibrocell preferred stock is categorized as Level 3 as there are significant unobservable inputs and the Convertible Preferred Shares are not traded on a public exchange. The fair value of the investment in Fibrocell preferred stock is estimated using a conversion plus dividend approach utilizing the trading value of the underlying common stock and an estimated premium for the preferred stock dividend and other preferences. Market price volatility of Fibrocell's common stock and a significant change in the estimated preferred stock premium could result in a significant impact to the fair value of the investment in Fibrocell preferred stock. As of June 30, 2019 and December 31, 2018, the fair value of the Company's investment in Fibrocell preferred stock totaled $247 and $191, respectively, and is included in other assets on the accompanying consolidated balance sheets.
The Company also holds a promissory note convertible into shares of Fibrocell common stock ("convertible note") and additional warrants to purchase shares of Fibrocell common stock. As of June 30, 2019 and December 31, 2018, the value of the convertible note and warrants totaled $128 and $120, respectively, and is included in other assets on the accompanying consolidated balance sheets.
In November 2017, concurrent with Oragenics closing a preferred stock private placement, the Company exchanged a promissory note, including accrued interest, purchased from Oragenics in May 2017 and receivables due from Oragenics totaling $3,385 for Oragenics Series C preferred stock ("Series C Preferred Stock"). The Series C Preferred Stock is non-voting and non-convertible and is redeemable in whole or part at any time by Oragenics in cash. The Series C Preferred Stock accrued an annual 12% dividend payable in additional Series C Preferred Stock through May 10, 2019, and after such date, the annual dividend increased to 20%. As of June 30, 2019 and December 31, 2018, based on the most recent financial information available on Oragenics, the Company concluded that there was no value to its investment in Oragenics preferred stock.
During 2018, the Company mutually terminated each of its ECC agreements with Histogenics Corporation, OvaScience, Inc., and Synthetic Biologics, Inc. Upon termination of these ECCs, the Company recognized the remaining deferred revenue totaling $11,877, including $3,183 during the six months ended June 30, 2018.

18. Net Loss per Share
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Historical net loss per share:
Numerator:
Net loss attributable to Intrexon	$(38,766)	$(65,382)	$(99,475)	$(111,547)
Denominator:
Weighted average shares outstanding, basic and diluted	153,749,929	129,299,584	153,351,208	128,500,897
Net loss attributable to Intrexon per share, basic and diluted	$(0.25)	$(0.51)	$(0.65)	$(0.87)

The following potentially dilutive securities as of June 30, 2019 and 2018, have been excluded from the above computations of diluted weighted average shares outstanding for the three and six months then ended as they would have been anti-dilutive:

	June 30,
	2019	2018
Convertible debt	19,667,765	—
Options	11,730,954	11,359,531
Restricted stock units	2,271,277	1,033,084
Warrants	133,264	133,264
Total	33,803,260	12,525,879

19. Segments
Through March 31, 2019, the Company was a single operating segment. In April 2019, the Company initiated efforts to better deploy resources, realize inherent synergies, and position the Company for growth with a core focus on healthcare and initiated plans to achieve this through various corporate activities, including partnering, potential asset sales, and operating cost reductions. Thereafter, the Company's CODM assessed the operating performance of and allocated resources for several operating segments using Segment Adjusted EBITDA. Management believes this financial metric is a key indicator of operating results since it excludes noncash revenues and expenses that are not reflective of the underlying business performance of an individual enterprise. The Company defines Segment Adjusted EBITDA as net loss before (i) interest expense, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on impairment of goodwill and other long-lived assets, (vi) equity in net loss of affiliates, and (vii) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates.
Because the Company uses Segment Adjusted EBITDA as its primary measure of segment performance, it has included this measure in its discussion of segment operating results. The Company has also disclosed revenues from external customers and intersegment revenues for each reportable segment. Corporate expenses are not allocated to the segments and are managed at a consolidated level. The CODM does not use total assets by segment to evaluate segment performance or allocate resources, and accordingly, these amounts are not required to be disclosed. The Company's CODM now regularly reviews disaggregated financial information for each of the Company's operating segments. The Company's segment presentation has been recast to retrospectively reflect the change from one reportable segment to the newly identified reportable segments.
For the three and six months ended June 30, 2019, the Company's reportable segments are (i) Precigen, (ii) the Methane Bioconversion Platform division, (iii) the Fine Chemicals division, (iv) Okanagan, and (v) Trans Ova. These identified reportable segments met the quantitative thresholds for the six months ended June 30, 2019, to be reported separately. See Note 1 for a description of Precigen, Okanagan, and Trans Ova. The Company's Methane Bioconversion Platform division is an operating division within Intrexon which is focused primarily on the development of microbial cell lines for the bioconversion of methane into liquid fuels and chemicals. The Company's Fine Chemicals division is an operating division within Intrexon which is focused primarily on microbial production of therapeutic compounds. The All Other category as reported below reflects Intrexon's consolidated subsidiaries and operating divisions that do not meet the quantitative thresholds to report separately.
Information by reportable segment was as follows:

	Three Months Ended June 30, 2019
	Precigen	Methane Bioconversion Platform	Fine Chemicals	Okanagan	Trans Ova	All Other	Total
Revenues from external customers	$549	$1,215	$1,180	$19	$24,392	$8,592	$35,947
Intersegment revenues	2,412	2	1,371	—	674	112	4,571
Total revenues	$2,961	$1,217	$2,551	$19	$25,066	$8,704	$40,518

Segment Adjusted EBITDA	$(7,467)	$(9,188)	$855	$(12,012)	$4,932	$(10,060)	$(32,940)

	Three Months Ended June 30, 2018
	Precigen	Methane Bioconversion Platform	Fine Chemicals	Okanagan	Trans Ova	All Other	Total
Revenues from external customers	$7,332	$1,371	$1,426	$20	$25,780	$9,356	$45,285
Intersegment revenues	110	4	1,295	—	77	265	1,751
Total revenues	$7,442	$1,375	$2,721	$20	$25,857	$9,621	$47,036

Segment Adjusted EBITDA	$(7,858)	$(7,629)	$901	$(6,280)	$2,096	$(10,178)	$(28,948)

	Six Months Ended June 30, 2019
	Precigen	Methane Bioconversion Platform	Fine Chemicals	Okanagan	Trans Ova	All Other	Total
Revenues from external customers	$1,730	$2,696	$1,990	$39	$39,326	$13,393	$59,174
Intersegment revenues	4,777	2	2,865	—	947	568	9,159
Total revenues	$6,507	$2,698	$4,855	$39	$40,273	$13,961	$68,333

Segment Adjusted EBITDA	$(14,836)	$(17,214)	$1,742	$(21,123)	$2,706	$(17,494)	$(66,219)

	Six Months Ended June 30, 2018
	Precigen	Methane Bioconversion Platform	Fine Chemicals	Okanagan	Trans Ova	All Other	Total
Revenues from external customers	$15,463	$2,947	$3,108	$27	$43,987	$19,464	$84,996
Intersegment revenues	231	6	2,794	—	92	720	3,843
Total revenues	$15,694	$2,953	$5,902	$27	$44,079	$20,184	$88,839

Segment Adjusted EBITDA	$(12,832)	$(13,867)	$1,893	$(11,451)	$(57)	$(22,034)	$(58,348)

The table below reconciles total revenues from reportable segments to total consolidated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues from reportable segments	$31,814	$37,415	$54,372	$68,655
Other revenues, including from other operating segments	8,743	9,726	14,108	20,581
Elimination of intersegment revenues	(4,571)	(1,866)	(9,159)	(4,295)
Total consolidated revenues	$35,986	$45,275	$59,321	$84,941
The table below reconciles Segment Adjusted EBITDA for reportable segments to consolidated net loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment Adjusted EBITDA for reportable segments	$(22,880)	$(18,770)	$(48,725)	$(36,314)
All Other Segment Adjusted EBITDA	(10,060)	(10,178)	(17,494)	(22,034)
Remove cash paid for capital expenditures and investments in affiliates	14,695	9,668	25,985	20,049
Add recognition of previously deferred revenue associated with upfront and milestone payments	7,262	7,054	10,915	16,899
Other expenses:
Interest expense	(4,358)	(142)	(8,669)	(241)
Depreciation and amortization	(6,113)	(8,499)	(12,690)	(16,881)
Stock-based compensation expense	(61)	(8,846)	(9,115)	(20,208)
Equity in net loss of affiliates	(1,747)	(4,550)	(3,387)	(7,010)
Unallocated corporate costs	(13,032)	(33,122)	(32,978)	(52,673)
Eliminations	(3,162)	(571)	(6,012)	(1,038)
Consolidated net loss before income taxes	$(39,456)	$(67,956)	$(102,170)	$(119,451)

As of June 30, 2019 and December 31, 2018, the Company had $8,753 and $16,839, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $2,195 and $3,951 for the three months ended June 30, 2019 and 2018, respectively, and $4,460 and $8,154 for the six months ended June 30, 2019 and 2018, respectively.
20. Subsequent Events
On August 8, 2019, the Company entered into an Investment and Contribution Agreement with a third party (the "Investor") related to the Company's MBP technology (the "Investment and Contribution Agreement"). Under the terms of the Investment and Contribution Agreement, in exchange for membership interests in a newly formed limited liability company. Intrexon will contribute assets related to its MBP technology and its interests in Intrexon Energy Partners and Intrexon Energy Partners II, and the Investor will invest $60,000, $20,000 of which will be invested on each of the closing date, the eight month anniversary of that date, and the sixteen month anniversary of that date. The closing of the Investment and Contribution Agreement, which is subject to closing conditions, is expected to occur during the third calendar quarter of 2019. The Company is still evaluating the accounting impact of the Investment and Contribution Agreement.

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
Over time, our strategy has evolved away from ECC-type collaborations to relationships and structures that provide us with more control and ownership over the development process and commercialization path. In these new relationships and structures, we bear more of the responsibility to fund the projects and execute on product candidate development. For example, in October 2018, through our wholly owned subsidiary, Precigen, Inc., or Precigen, we entered into a license agreement, or the ZIOPHARM License Agreement, with ZIOPHARM Oncology, Inc., or ZIOPHARM, which terminated and replaced the terms of an ECC with ZIOPHARM. The ZIOPHARM License Agreement gives us development and commercialization control over certain products previously licensed to ZIOPHARM. Additionally, in December 2018, we reacquired the rights to use Chimeric

Antigen Receptor T-cell (CAR-T) technologies that were previously licensed to Ares Trading S.A., or Ares Trading, a wholly owned subsidiary of Merck KGaA, collectively Merck KGaA.
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
Exemplar Genetics, LLC
Exemplar Genetics, LLC, or Exemplar, is committed to enabling the study of life-threatening human diseases through the development of miniswine research models and services, as well as enabling the production of cells and organs in its genetically engineered swine for regenerative medicine applications.
Segments
In April 2019, the Company initiated efforts to better deploy resources, realize inherent synergies, and position us for growth with a core focus on healthcare and initiated plans to achieve this through various corporate activities, including partnering, potential asset sales, and operating cost reductions. Our chief operating decision maker now regularly reviews disaggregated financial information for various operating segments. Our reportable segments now include (i) Precigen, (ii) our Methane Bioconversion Platform division, (iii) our Fine Chemicals division, (iv) Okanagan, and (v) Trans Ova. All of our consolidated subsidiaries and operating divisions that did not meet the quantitative thresholds to report separately are combined and reported in single category, All Other. Corporate expenses are not allocated to the segments and are managed at a consolidated level. Our segment presentation has been recast to retrospectively reflect the change from one reportable segment to multiple reportable segments. For a description of Precigen, Okanagan, and Trans Ova, see above under the caption "Our operating subsidiaries."  Our Methane Bioconversion Platform division is an operating division within Intrexon which is focused primarily on the development of microbial cell lines for the bioconversion of methane into liquid fuels and chemicals. Our Fine Chemicals division is an operating division within Intrexon which is focused primarily on microbial production of therapeutic compounds.
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

In April 2019, we initiated efforts to better deploy resources, realize inherent synergies, and position us for growth with a core focus on healthcare and initiated plans to achieve this through various corporate activities, including partnering, potential asset sales, and operating cost reductions. As we continue our efforts to focus our business and generate additional capital, we may be willing to enter into transactions involving one or more of our operating segments and reporting units for which we have goodwill and intangible assets. These efforts could result in our identifying impairment indicators or recording impairment charges in future periods. In addition, market changes and changes in judgments, assumptions and estimates that we have made in assessing the fair value of goodwill could cause us to consider some portion or all of certain assets to become impaired.
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
We generate product and service revenues primarily through sales of products or services that are created from technologies developed or owned by us. Our primary current offerings include sales of advanced reproductive technologies, including our bovine embryo transfer and in vitro fertilization, or IVF, processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production. We recognize revenue when control of the promised product is transferred to the customer or when the promised service is completed.
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
Cost of products and services
Cost of products and services includes primarily labor and related costs, drugs and supplies used primarily in the embryo transfer and IVF processes, livestock and feed used in production, and facility charges, including rent and depreciation. Fluctuations in the price of livestock and feed have not had a significant impact on our operating margins and no derivative financial instruments are used to mitigate the price risk.

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
The table below summarizes our research and development expenses incurred to expand or otherwise improve our multiple platform technologies, the costs incurred to develop a specific application of our technologies in support of current or prospective partners, or costs incurred to develop our products and services, including clinical development costs, for the three and six months ended June 30, 2019 and 2018. Other research and development expenses for these periods include indirect salaries and overhead expenses that are not allocated to either expanding or improving our multiple platform technologies, specific applications of our technologies in support of current or prospective partners, or developing our product and services offerings. Additionally, other research and development expenses for the three and six months ended June 30, 2018, include approximately $5.3 million of one-time costs associated with closing one of Oxitec's Brazilian subsidiary's leased research and development facilities as we decentralized operations previously conducted in this facility.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Expansion or improvement of our platform technologies	$5,961	$4,715	$12,888	$8,509
Specific applications of our technologies in support of current and prospective partners	9,630	18,553	18,914	36,764
Development of our product and service offerings	11,478	7,690	22,289	15,702
Other	7,449	11,091	13,489	18,212
Total research and development expenses	$34,518	$42,049	$67,580	$79,187
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
Other income (expense), net
We hold equity securities and preferred stock of private and publicly traded companies, including investments received and/or purchased from certain collaborators. We elected the fair value option to account for our equity securities and preferred stock held in publicly traded companies. These equity securities and preferred stock are recorded at fair value at each reporting date. Unrealized appreciation (depreciation) resulting from fair value adjustments are reported as other income (expense) in the consolidated statements of operations. As such, we bear the risk that fluctuations in the securities' share prices may significantly impact our results of operations. We account for our investments in private companies using either the equity method or the measurement alternative method for equity securities without readily determinable fair values, which represents cost and any adjustments for impairment or observable price changes in certain transactions. See "Notes to the Consolidated Financial Statements (Unaudited) - Note 2" appearing elsewhere in this Quarterly Report.
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
Segment performance
We use Segment Adjusted EBITDA as our primary measure of segment performance. We define Segment Adjusted EBITDA as net loss before (i) interest expense, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on impairment of goodwill and other long-lived assets, (vi) equity in net loss of affiliates, and (vii) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates. Corporate expenses are not allocated to the segments and are managed at a consolidated level.

Results of operations
Comparison of the three months ended June 30, 2019 and the three months ended June 30, 2018
The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
	(In thousands)
Revenues
Collaboration and licensing revenues (1)	$9,097	$17,450	$(8,353)	(47.9)%
Product revenues	7,819	9,568	(1,749)	(18.3)%
Service revenues	18,400	17,718	682	3.8%
Other revenues	670	539	131	24.3%
Total revenues	35,986	45,275	(9,289)	(20.5)%
Operating expenses
Cost of products	9,176	10,639	(1,463)	(13.8)%
Cost of services	8,218	7,895	323	4.1%
Research and development	34,518	42,049	(7,531)	(17.9)%
Selling, general and administrative	21,483	34,427	(12,944)	(37.6)%
Total operating expenses	73,395	95,010	(21,615)	(22.8)%
Operating loss	(37,409)	(49,735)	12,326	(24.8)%
Total other expense, net	(300)	(13,671)	13,371	(97.8)%
Equity in loss of affiliates	(1,747)	(4,550)	2,803	(61.6)%
Loss before income taxes	(39,456)	(67,956)	28,500	(41.9)%
Income tax benefit	525	1,127	(602)	(53.4)%
Net loss	(38,931)	(66,829)	27,898	(41.7)%
Net loss attributable to noncontrolling interests	165	1,447	(1,282)	(88.6)%
Net loss attributable to Intrexon	$(38,766)	$(65,382)	$26,616	(40.7)%

(1)	Includes $7,110 and $13,148 from related parties for the three months ended June 30, 2019 and 2018, respectively.

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenues recognized for the three months ended June 30, 2019 and 2018, together with the changes in those items.

	Three Months Ended June 30,		Dollar Change
	2019	2018
	(In thousands)
ZIOPHARM Oncology, Inc.	$533	$3,423	$(2,890)
Ares Trading S.A.	—	3,526	(3,526)
Oragenics, Inc.	181	37	144
Intrexon T1D Partners, LLC	—	703	(703)
Intrexon Energy Partners, LLC	796	819	(23)
Intrexon Energy Partners II, LLC	420	553	(133)
Surterra Holdings, Inc.	160	—	160
Genopaver, LLC	398	1,072	(674)
Fibrocell Science, Inc.	2,462	331	2,131
Persea Bio, LLC	810	306	504
Harvest start-up entities (1)	2,039	5,904	(3,865)
Other	1,298	776	522
Total	$9,097	$17,450	$(8,353)

(1)
For the three months ended June 30, 2019 and 2018, revenues recognized from collaborations with Harvest start-up entities include: Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; and AD Skincare, Inc. For the three months ended June 30, 2018, revenues recognized from collaborations with Harvest start-up entities also include Genten Therapeutics, Inc. and CRS Bio, Inc.

Collaboration and licensing revenues decreased $8.4 million, or 48%, from the three months ended June 30, 2018 primarily due to the reacquisition of rights previously licensed to certain significant collaborators, including ZIOPHARM and Ares Trading, the result of which eliminated or substantially reduced revenues generated from those collaborations. This was partially offset by sublicensing revenue from Fibrocell Science, Inc., or Fibrocell, in the current period.
Product revenues and gross margin
Product revenues decreased $1.7 million, or 18%, from the three months ended June 30, 2018. The decrease in product revenues was primarily due to lower customer demand for pregnant cows, live and weaned calves, and cloned products. Gross margin on products declined in the current period as a result of fewer products sold and decreased sales prices.
Service revenues and gross margin
Service revenues and gross margin thereon were consistent period over period as expected.
Research and development expenses
Research and development expenses decreased $7.5 million, or 18%, from the three months ended June 30, 2018. The 2018 amounts include $5.3 million of one-time costs associated with closing one of Oxitec's research and development facilities as we decentralized operations previously conducted in this facility. Additionally, depreciation and amortization decreased $2.2 million primarily due to intangible assets that were impaired or abandoned in 2018.
Selling, general and administrative expenses
SG&A expenses decreased $12.9 million, or 38%, from the three months ended June 30, 2018. Salaries, benefits and other personnel costs decreased $10.6 million primarily due to decreased share-based compensation expense due to the reversal of previously recognized expense for unvested options granted to former employees as well as a result of certain 2014 stock option grants becoming fully vested in March 2018.
Total other expense, net
Total other expense, net, decreased $13.4 million, or 98%, from the three months ended June 30, 2018. This decrease was primarily attributable to a decrease in unrealized losses on preferred stock, net of dividend income, following the return of our investment in ZIOPHARM preferred stock to ZIOPHARM in October 2018. These decreases were partially offset by an increase in interest expense associated with our Convertible Notes issued in July 2018.
Segment performance
The following table summarizes Segment Adjusted EBITDA, or segment performance, for the three months ended June 30, 2019 and 2018, for each of our reportable segments.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
	(In thousands)
Precigen	$(7,467)	$(7,858)	$391	(5.0)%
Methane Bioconversion Platform	(9,188)	(7,629)	(1,559)	20.4%
Fine Chemicals	855	901	(46)	(5.1)%
Okanagan	(12,012)	(6,280)	(5,732)	91.3%
Trans Ova	4,932	2,096	2,836	135.3%
For a reconciliation of Segment Adjusted EBITDA, which is a non-GAAP financial measure, to net loss before income taxes, see "Notes to the Consolidated Financial Statements (Unaudited) - Note 19" appearing elsewhere in this Quarterly Report.
Precigen
While Precigen's segment performance is comparable period over period, the 2019 amounts are primarily attributable to utilizing its resources on its proprietary cell and gene therapy programs, including initiating clinical trial programs. The 2018 amounts include the effects of Precigen's prior collaboration with ZIOPHARM.
Methane Bioconversion Platform
In 2019, we have continued to deploy increased resources on not only our platform, but also applications thereof, with our most significant efforts directed towards unpartnered programs where we do not receive reimbursement for work performed.
Fine Chemicals
Fine Chemicals' segment performance is comparable period over period as expected as there were no substantive changes in its business operations year over year.
Okanagan
In 2019, we invested significantly in the expansion of Okanagan's orchards in an effort to scale the operation for increased production in future years. Okanagan also scaled up its sales and marketing efforts in anticipation of future growth.
Trans Ova
Trans Ova incurred lower SG&A expenses in the current period due to reduced legal fees. Capital expenditures also decreased due to the completion of a facility expansion in 2018. These reductions were partially offset by a decrease in product sales.

Comparison of the six months ended June 30, 2019 and the six months ended June 30, 2018
The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
	(In thousands)
Revenues
Collaboration and licensing revenues (1)	$15,067	$37,298	$(22,231)	(59.6)%
Product revenues	12,676	16,720	(4,044)	(24.2)%
Service revenues	29,783	29,965	(182)	(0.6)%
Other revenues	1,795	958	837	87.4%
Total revenues	59,321	84,941	(25,620)	(30.2)%
Operating expenses
Cost of products	17,466	19,169	(1,703)	(8.9)%
Cost of services	15,310	14,678	632	4.3%
Research and development	67,580	79,187	(11,607)	(14.7)%
Selling, general and administrative	55,077	74,164	(19,087)	(25.7)%
Total operating expenses	155,433	187,198	(31,765)	(17.0)%
Operating loss	(96,112)	(102,257)	6,145	(6.0)%
Total other expense, net	(2,671)	(10,184)	7,513	(73.8)%
Equity in loss of affiliates	(3,387)	(7,010)	3,623	(51.7)%
Loss before income taxes	(102,170)	(119,451)	17,281	(14.5)%
Income tax benefit	1,103	5,213	(4,110)	(78.8)%
Net loss	(101,067)	(114,238)	13,171	(11.5)%
Net loss attributable to noncontrolling interests	1,592	2,691	(1,099)	(40.8)%
Net loss attributable to Intrexon	$(99,475)	$(111,547)	$12,072	(10.8)%

(1)	Includes $10,922 and $29,788 from related parties for the six months ended June 30, 2019 and 2018, respectively.

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenues recognized for the six months ended June 30, 2019 and 2018, together with the changes in those items.

	Six Months Ended June 30,		Dollar Change
	2019	2018
	(In thousands)
ZIOPHARM Oncology, Inc.	$1,699	$8,800	$(7,101)
Ares Trading S.A.	—	5,949	(5,949)
Oragenics, Inc.	384	162	222
Intrexon T1D Partners, LLC	—	2,031	(2,031)
Intrexon Energy Partners, LLC	1,773	2,016	(243)
Intrexon Energy Partners II, LLC	924	931	(7)
Surterra Holdings, Inc.	160	—	160
Genopaver, LLC	692	2,387	(1,695)
Fibrocell Science, Inc.	2,845	624	2,221
Persea Bio, LLC	(462)	515	(977)
Harvest start-up entities (1)	4,762	9,101	(4,339)
Other	2,290	4,782	(2,492)
Total	$15,067	$37,298	$(22,231)

(1)
For the six months ended June 30, 2019 and 2018, revenues recognized from collaborations with Harvest start-up entities include: Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; and AD Skincare, Inc. For the six months ended June 30, 2018, revenues recognized from collaborations with Harvest start-up entities also include Genten Therapeutics, Inc. and CRS Bio, Inc.

Collaboration and licensing revenues decreased $22.2 million, or 60%, from the six months ended June 30, 2018 primarily due to the reacquisition of rights previously licensed to certain significant collaborators, including ZIOPHARM and Ares Trading, the result of which eliminated or substantially reduced revenues generated from those collaborations. The decline was also attributable to the mutual termination of our ECC with OvaScience, Inc. in March 2018. This was partially offset by increased sublicensing revenue from Fibrocell in the current period.
Product revenues and gross margin
Product revenues decreased $4.0 million, or 24%, from the six months ended June 30, 2018. The decrease in product revenues was primarily due to lower customer demand for pregnant cows, live and weaned calves, and cloned products. Gross margin on products declined in the current period as a result of fewer products sold, decreased sales prices, and increased costs associated with new product offerings.
Service revenues and gross margin
Service revenues and gross margin thereon were consistent period over period as expected.
Research and development expenses
Research and development expenses decreased $11.6 million, or 15%, from the six months ended June 30, 2018. The 2018 amounts include $5.3 million of one-time costs associated with closing one of Oxitec's research and development facilities as we decentralized operations previously conducted in this facility. Additionally, depreciation and amortization decreased $4.3 million primarily due to intangible assets that were impaired or abandoned in 2018. Salaries, benefits and other personnel costs decreased $2.0 million primarily due to the closing of one of Oxitec's research and development facilities.

Selling, general and administrative expenses
SG&A expenses decreased $19.1 million, or 26%, from the six months ended June 30, 2018. Salaries, benefits and other personnel costs decreased $15.5 million primarily due to decreased share-based compensation expense due to the reversal of previously recognized expense for unvested options granted to former employees as well as a result of certain stock option grants becoming fully vested in 2018.
Total other expense, net
Total other expense, net, decreased $7.5 million, or 74%, from the six months ended June 30, 2018. This decrease was primarily attributable to a decrease in unrealized losses on preferred stock, net of dividend income, following the return of our investment in ZIOPHARM preferred stock to ZIOPHARM in October 2018. These decreases were partially offset by an increase in interest expense associated with our Convertible Notes issued in July 2018.
Segment performance
The following table summarizes Segment Adjusted EBITDA, or segment performance, for the six months ended June 30, 2019 and 2018, for each of our reportable segments.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2019	2018
	(In thousands)
Precigen	$(14,836)	$(12,832)	$(2,004)	15.6%
Methane Bioconversion Platform	(17,214)	(13,867)	(3,347)	24.1%
Fine Chemicals	1,742	1,893	(151)	(8.0)%
Okanagan	(21,123)	(11,451)	(9,672)	84.5%
Trans Ova	2,706	(57)	2,763	<(200)%
For a reconciliation of Segment Adjusted EBITDA, which is a non-GAAP financial measure, to net loss before income taxes, see "Notes to the Consolidated Financial Statements (Unaudited) - Note 19" appearing elsewhere in this Quarterly Report.
Precigen
Precigen's 2019 amounts are primarily attributable to utilizing its resources on its proprietary cell and gene therapy programs, including initial clinical trial programs. In 2018 amounts include the effects of Precigen's prior collaboration with ZIOPHARM. Additionally, capital expenditures increased in the current period as Precigen expanded its lab facilities in the first quarter of 2019.
Methane Bioconversion Platform
In 2019, we have continued to deploy increased resources on not only our platform, but also applications thereof, with our most significant efforts directed towards unpartnered programs where we do not receive reimbursement for work performed.
Fine Chemicals
Fine Chemicals' segment performance is comparable period over period as expected as there were no substantive changes in its business operations year over year.
Okanagan
In 2019, we invested significantly in the expansion of Okanagan's orchards in an effort to scale the operation for increased production in future years. Okanagan also scaled up its sales and marketing efforts in anticipation of future growth.

Trans Ova
Trans Ova incurred lower SG&A expenses in the current period due to reduced legal fees. Capital expenditures also decreased due to the completion of a facility expansion in 2018. These reductions were partially offset by a decrease in product sales and product gross margin.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception, and as of June 30, 2019, we had an accumulated deficit of $1.4 billion. From our inception through June 30, 2019, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers. As of June 30, 2019, we had cash and cash equivalents of $58.2 million and short-term investments of $67.6 million. Cash in excess of immediate requirements is typically invested primarily in money market funds and U.S. government debt securities in order to maintain liquidity and preserve capital.
We currently generate cash receipts primarily from sales of products and services, reimbursement of research and development services performed by us, and from strategic transactions involving our subsidiaries.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$(76,637)	$(58,058)
Investing activities	18,565	(20,920)
Financing activities	6,894	88,946
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(418)	381
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(51,596)	$10,349
Cash flows from operating activities:
During the six months ended June 30, 2019, our net loss was $101.1 million, which includes the following significant noncash expenses totaling $35.4 million: (i) $12.7 million of depreciation and amortization expense, (ii) $9.1 million of stock-based compensation expense, (iii) $5.7 million of shares issued as payment for services, (iv) $4.5 million of accretion of debt discount and amortization of deferred financing costs, and (v) $3.4 million of equity in net loss of affiliates. These expenses were partially offset by $5.7 million of noncash net unrealized gains on our equity securities and preferred stock. Additionally, we had an $8.4 million net increase in our operating assets and liabilities, including the receipt of $10.0 million cash payment from Surterra Holdings, Inc., as upfront consideration for a collaboration agreement in the second quarter of 2019.
During the six months ended June 30, 2018, our net loss was $114.2 million, which includes the following significant noncash expenses totaling $75.5 million: (i) $20.3 million of noncash net unrealized losses on our equity securities and preferred stock, (ii) $20.2 million of stock-based compensation expense, (iii) $16.9 million of depreciation and amortization expense, (iv) $7.0 million of equity in net loss of affiliates, and (v) $5.6 million of losses on disposals of long-lived assets, and (vi) $5.5 million of shares issued as payment for services. These expenses were partially offset by $9.9 million of noncash dividend income. Additionally, we had a $5.3 million net increase in our operating assets and liabilities.
Cash outflows from operations increased $18.6 million over the six months ended June 30, 2018 due to increased expenses primarily for our clinical programs combined with the lack of reimbursement for research and development services we previously received under certain key collaborations which we reacquired in 2018.

Cash flows from investing activities:
During the six months ended June 30, 2019, we received net proceeds of $52.8 million from the maturity of short-term investments and used $25.4 million for purchases of property, plant and equipment. Additionally, our cash balance decreased $7.2 million following the deconsolidation of AquaBounty Technologies, Inc., or AquaBounty.
During the six months ended June 30, 2018, we received proceeds of $6.0 million from the maturity of short-term investments and $2.6 million from the return of the balance from an investment in an affiliate that was dissolved, and we used $21.6 million for purchases of property, plant and equipment and $8.5 million for investments in our JVs.
Cash flows from financing activities:
During the six months ended June 30, 2019, we received $6.6 million in net proceeds from a public financing in March.
During the six months ended June 30, 2018, we received $88.0 million in net proceeds from public financings in January.
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
Until such time, if ever, as we can regularly generate positive operating cash flows, we may finance our cash needs through a combination of equity offerings, debt financings, government or other third-party funding, strategic alliances, sales of assets, and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Our current stock price may make it more difficult to pursue equity financings and lead to substantial dilution if the price of our common stock does not increase. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through strategic transactions, collaborations, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or to grant licenses on terms that may not be favorable to us.
Our interim unaudited consolidated financial statements as of and for the three and six months ended June 30, 2019 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our balance of cash, cash equivalents and short-term investments of $125.8 million at June 30, 2019 and our recurring losses since inception, there is substantial doubt about our ability to continue as a going concern within one year after the date that our interim unaudited consolidated financial statements were issued. Our ability to continue as a going concern will depend on whether we are able to generate positive cash flows through equity or debt financings, partnering, and strategic collaborations, sales of assets, or equity investments in our subsidiaries or platforms, and the continuation of cash revenues from collaborators and customers of our products and services. The interim unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition. In addition, if we are unable to continue as a going concern, we may be unable to meet our obligations under our existing debt facilities, which could result in an acceleration of our obligation to repay all amounts outstanding under those facilities, and we may be forced to liquidate our assets. In such a scenario, the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our interim unaudited consolidated financial statements.
If we do not achieve our planned operating results, including our expectations with respect to partnering, potential asset sales, and cost reductions, our ability to continue as a going concern would be jeopardized and we may need to take the following actions to support our liquidity needs in 2019:

•	shift our internal investments from subsidiaries and platforms whose potential for value creation is longer-term to near-term opportunities;

•	sell certain of our assets or operating subsidiaries to third parties;

•	reduce operating expenditures; and

•	reduce or delay capital expenditures, including non-essential facility expansions, lab equipment, and information technology projects.
Implementing this plan could have a negative impact on our ability to continue our business as currently contemplated, including, without limitation, delays or failures in our ability to:

•	maintain the diversity of our various portfolio offerings;

•	develop and commercialize products within planned timelines or at planned scales; and

•	invest in new research and development efforts.

Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments as of June 30, 2019 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$75,129	$9,952	$19,742	$15,092	$30,343
Purchase commitments	10,384	5,499	4,885	—	—
Convertible debt (1)	255,743	—	55,743	200,000	—
Cash interest payable on convertible debt	28,000	7,000	14,000	7,000	—
Long-term debt, excluding convertible debt	4,570	468	781	706	2,615
Contingent consideration	585	585	—	—	—
Total	$374,411	$23,504	$95,151	$222,798	$32,958

(1)
The convertible debt may be converted to Intrexon common stock or to the common stock of one of our subsidiaries. See "Notes to the Consolidated Financial Statements (Unaudited) - Note 11" appearing elsewhere in this Quarterly Report for further discussion of these instruments.

In addition to the obligations in the table above, as of June 30, 2019 we also have the following significant contractual obligations described below.
In conjunction with the formation of our JVs, we committed to making future capital contributions subject to certain conditions and limitations. As of June 30, 2019, our remaining capital contribution commitments to our JVs were $14.6 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
We are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products that incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. At June 30, 2019, we also had research and development commitments with third parties totaling $20.4 million that had not yet been incurred.
Net operating losses
As of June 30, 2019, we had net operating and capital loss carryforwards of approximately $516.4 million for U.S. federal income tax purposes available to offset future taxable income, including $263.9 million generated after 2017, and U.S. federal and state research and development tax credits of approximately $8.8 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Carryforwards generated prior to 2018 begin to expire in 2022. Our foreign subsidiaries have foreign loss carryforwards of approximately $162.9 million, most of which do not expire. Excluding certain deferred tax liabilities totaling $6.3 million, our remaining net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.
As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of June 30, 2019, Intrexon has utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of June 30, 2019, approximately $41.9 million of domestic net operating losses were inherited via acquisitions and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

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
Interest rate risk
We had cash, cash equivalents and short-term investments of $125.8 million and $222.5 million as of June 30, 2019 and December 31, 2018, respectively. Our cash and cash equivalents and short-term investments consist of cash, money market funds, U.S. government debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities and certificates of deposit, which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Investment in a publicly traded company's common stock
We own shares of common stock in AquaBounty, which is traded on the Nasdaq Stock Market and is subject to market price volatility. Effective in April 2019, we account for our investment in AquaBounty using the fair value option. As such, we record this investment at fair value at the end of each reporting period with the unrealized gain or loss recorded as a separate component of other income (expense), net for the period. The fair value of our investment in AquaBounty as of June 30, 2019 and December 31, 2018, was $20.0 million and $16.9 million, respectively. The fair value of this investment in subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions and changes in the financial condition of this company. The fair value of our investment in AquaBounty as of June 30, 2019 would be approximately $22.0 million and $16.0 million based on a hypothetical 10% increase or 20% decrease, respectively, in the value of this investment. The fair value of our investment in AquaBounty as of December 31, 2018 would be approximately $18.6 million and $13.5 million based on a hypothetical 10% increase or 20% decrease, respectively, in the value of this investment.

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
There has been no change in our internal control over financial reporting during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In March 2012, Trans Ova was named as a defendant in a licensing and patent infringement suit brought by XY, LLC, or XY, alleging that certain of Trans Ova's sale of semen-sorting products and services breached a 2004 licensing agreement and infringed on patents related to semen sorting that XY allegedly owned. Trans Ova filed a number of counterclaims in the case. The matter proceeded to a jury trial in the United States District Court for the District of Colorado in January 2016. The jury determined that XY and Trans Ova had each breached the licensing agreement and that Trans Ova had infringed XY's patents. In April 2016, the court issued its post-trial order, awarding $0.5 million in damages to Trans Ova and $6.1 million in damages to XY. The order also provided Trans Ova with the ability to continue to practice XY's technology, subject to an ongoing royalty obligation of 12.5% of gross proceeds on Trans Ova's standard sorted semen products, plus a 2% enhancement on those products utilizing "reverse-sorted semen", or semen that is frozen before being sorted. In addition, the court assigned a $5.00 minimum royalty for a straw of sexed semen. Both parties appealed the district court's order. In May 2018, the Court of Appeals for the Federal Circuit denied Trans Ova's appeal of its claims for antitrust, breach of contract, and patent invalidity (except as to one patent, for which the Federal Circuit affirmed invalidity in a separate, same-day ruling in a third-party case). The Federal Circuit remanded the district court's calculation of the ongoing royalty and instructed the district court to re-calculate the ongoing royalty in light of post-verdict economic factors. In March 2019, the district court clarified the royalty base and reset the royalty rates consistent with the Federal Circuit opinion. The district court increased the royalty rate on Trans Ova's standard sorted semen products to 18.75%. For the reverse-sort enhancement, however, it applied a weighted, blended royalty of 12.63% to Trans Ova's entire IVF service cycle that utilizes reverse-sorted semen. The district court also changed the minimum royalty for a straw of sexed semen to $6.25 for a 2-million cell straw (prorated appropriately for straws of higher cell counts), and assigned a minimum royalty for a sexed embryo at $6.25 per embryo. The new royalty rates are retroactive to February 2016 (the end date of the trial).
Since the inception of the 2004 licensing agreement, Trans Ova has remitted payments to XY pursuant to the terms of that agreement, or pursuant to the terms of the district court's April 2016 post-trial order, and has recorded these payments in cost of services in the consolidated statements of operations for the respective periods. For the period from inception of the 2004 agreement through the district court's April 2016 order, aggregate royalty and license payments were $3.2 million, of which $2.8 million had not yet been deposited by XY. In 2016, we recorded the expense of $4.2 million, representing the excess of the net damages awarded to XY, including prejudgment interest, over the liability previously recorded by Trans Ova for uncashed checks previously remitted to XY. In August 2016, Trans Ova deposited the net damages amount, including prejudgment interest, into the district court's registry, to be held until the appeals process was complete and final judgment amounts were determined. After the appeal, the district court subsequently released the funds held in its registry to XY in January 2019. As for post-trial damages, Trans Ova continued to remit payment to XY every quarter based on the original ongoing royalty rates set by the district court, though XY refused to cash those checks. Under the district court's March 2019 order clarifying the royalty base and resetting the royalty rates, Trans Ova recalculated royalties owed from February 2016 through the first quarter of 2019, plus any applicable pre- and post-judgment interest, and remitted that payment, totaling $5.8 million, to XY in May 2019. In June 2019, XY deposited the $5.8 million into the district court's registry while the parties resolve a dispute over the appropriate calculation of royalties. In that dispute, which is pending before the district court, XY filed a motion claiming over $1.0 million in additional back royalties. Trans Ova is seeking an oral hearing and contends no additional back royalties are due.
During the three and six months ended June 30, 2019, $0.3 million and $0.4 million, respectively, of additional royalty expense was recorded based on the recalculation of royalties owed XY from February 2016 through December 2018 and is included in SG&A expenses on the accompanying consolidated statements of operations appearing elsewhere in this Quarterly Report.
In December 2016, XY filed a complaint for patent infringement, trade secret misappropriation, and various state law claims against Trans Ova in the United States District Court for the Western District of Texas in Waco, Texas. Since the claims in the 2016 complaint directly relate to the parties' other litigation, Trans Ova filed and was granted a motion to transfer the case to Colorado district court. That court subsequently dismissed nine of the complaint's twelve counts, including all five non-patent counts. The court subsequently dismissed another patent count after ruling that the patent was invalid, leaving only two patent counts left in the case. In February 2019, a Wisconsin district court invalidated one of the remaining patents, which XY had asserted against another competitor. That ruling prompted the Colorado district court to stay the two remaining patent counts and enter final judgment against XY's ten other dismissed counts. The 2016 litigation is administratively closed, pending XY's appeal of the district court's rulings dismissing its various patent and non-patent causes of action.

Trans Ova shall continue to utilize the technology consistent with the determinations of the court proceedings. Nonetheless, these disputes remain subject to a number of uncertainties, including the outcome of appellate proceedings, the possibility of further claims by XY, and the impact of these matters on Trans Ova's ability to utilize the technology. Trans Ova and we could elect to enter into a settlement agreement in order to avoid the further costs and uncertainties of litigation.
We may become subject to other claims, assessments, and governmental investigations from time to time in the ordinary course of business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2019, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
Consistent with the ongoing evolution of our strategy, we routinely consider ways to organize our business and the grouping of our assets to facilitate strategic opportunities. As a result of these ongoing efforts, in the second quarter of 2019, we announced that we are working to align our operations into two units, Intrexon Health and Intrexon Bioengineering, in an effort to better deploy resources, realize inherent synergies, and position us for growth with a core focus on healthcare. We believe financial discipline with a focus on partnering, potential asset sales, and operating cost reductions will allow us to continue to hold significant operating capital. However, there is no assurance that the new alignment of our business will be successful or achieve these benefits, that our capital requirements and costs will not increase in connection with or as a result of the new alignment, or that we will not otherwise harm our operating results and financial condition. Furthermore, the implementation of this strategy and the evaluation and implementation of any leadership changes, including the recent departure of two of our executive officers, could lead to strategic and operational challenges, distractions of management from other key initiatives, impaired employee relations, inefficiencies or increased costs, any of which could adversely affect our business, financial condition, results of operations and cash flows.
In evaluating our risks, readers also should carefully consider the risk factors discussed in our Annual Report, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From April 1, 2019 through June 30, 2019, we issued 839,993 unregistered shares of our common stock as payment under the Services Agreement entered into and effective as of November 1, 2015, as amended, by and between us and Third Security as previously disclosed in our Current Report on Form 8-K filed on April 22, 2019. We issued these shares of common stock in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act.
Item 3. Defaults on Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
3.1*
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Intrexon Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 15, 2013).

3.1A*
Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 of Intrexon Corporation's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2017).

3.1B	Articles of Amendment to the Amended and Restated Articles of Incorporation.

10.1*
Intrexon Corporation 2013 Amended and Restated Omnibus Incentive Plan, as amended, Restricted Stock Unit Agreement, by and between Intrexon Corporation and Randal J. Kirk, effective April 1, 2019 (incorporated by reference to Exhibit 10.1 to Intrexon Corporation's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2019).

10.2*
Form of Continuing Employment Agreement (incorporated by reference to Exhibit 10.2 to Intrexon Corporation's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2019).

10.3*
Fourth Amendment to Services Agreement, by and between Intrexon Corporation and Third Security, LLC, dated as of April 19, 2019 (incorporated by reference to Exhibit 10.3 to Intrexon Corporation's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2019).

10.4*
Amendment to the Intrexon Corporation Amended and Restated 2013 Omnibus Incentive Plan, as amended, effective as of June 12, 2019 (incorporated by reference to Exhibit 10.1 to Intrexon Corporation's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 12, 2019).

10.5	Intrexon Corporation 2019 Incentive Plan for Non-Employee Service Providers, effective as of June 12, 2019.

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

101.0
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) the Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018, (iv) the Consolidated Statements of Shareholders' and Total Equity for the three and six months ended June 30, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (vi) the Notes to the Consolidated Financial Statements.

*	Previously filed.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Intrexon Corporation
(Registrant)

Date: August 9, 2019	By:	/s/ Rick L. Sterling
Rick L. Sterling
Chief Financial Officer
(Principal Financial and Accounting Officer)