Form 10-Q
period 2020-09-30
PRECIGEN, INC.
filed 2020-11-09
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2020, 185,462,551 shares of common stock, no par value per share, were issued and outstanding.

PRECIGEN, INC.
FORM 10-Q

Intrexon®, Trans Ova Genetics®, ActoBiotics®, Progentus®, UltraCAR-T®, RheoSwitch®, UltraVector®, RTS®, and RheoSwitch Therapeutic System® are our and/or our affiliates' registered trademarks in the United States and GenVec™, Precigen™, AdenoVerse™, ActoBio Therapeutics™, UltraPorator™, AttSite™, and Precigen Therapeutics™ are our and/or our affiliates' common law trademarks in the United States. This Quarterly Report on Form 10-Q, or Quarterly Report, and the information incorporated herein by reference contain references to trademarks, service marks, and trade names owned by us or other companies. Solely for convenience, trademarks, service marks, and trade names referred to in this Quarterly Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use or display of other companies' trade names, service marks, or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names, and service marks appearing in this Quarterly Report are the property of their respective owners. Unless the context requires otherwise, references in this Quarterly Report to "Precigen", "we", "us", and "our" refer to Precigen, Inc.

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report, including statements regarding our strategy; future events, including their outcome or timing; future operations; future financial position; future revenue; projected costs; prospects; plans; objectives of management; and expected market growth, are forward-looking statements. The words "aim", "anticipate", "assume", "believe", "continue", "could", "due", "estimate", "expect", "intend", "may", "plan", "positioned", "potential", "predict", "project", "seek", "should", "target", "will", "would", and the negatives of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

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
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in Part II, Item 1A. "Risk Factors," that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, JVs, or investments that we may make.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$27,740	$65,793
Short-term investments	85,358	9,260
Receivables
Trade, less allowance for credit losses of $4,850 and $5,201 as of September 30, 2020 and December 31, 2019, respectively	19,063	20,650
Related parties, less allowance for credit losses of $2,312 as of September 30, 2020 and December 31, 2019	12	600
Other	285	4,978
Inventory	10,348	16,097
Prepaid expenses and other	8,310	6,444
Current assets held for sale	—	110,821
Total current assets	151,116	234,643
Property, plant and equipment, net	44,685	60,969
Intangible assets, net	65,018	68,346
Goodwill	54,237	63,754
Investments in affiliates	337	1,461
Right-of-use assets	19,296	25,228
Other assets	1,497	1,362
Total assets	$336,186	$455,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2020	December 31, 2019
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$4,233	$5,917
Accrued compensation and benefits	7,567	14,091
Other accrued liabilities	9,355	12,049
Deferred revenue, including $0 and $877 from related parties as of September 30, 2020 and December 31, 2019, respectively	4,144	5,697
Lines of credit	—	1,922
Current portion of long-term debt, including $0 and $31,211 to related parties as of September 30, 2020 and December 31, 2019, respectively	421	31,670
Current portion of lease liabilities	4,584	4,182
Related party payables	357	51
Current liabilities held for sale	—	47,333
Total current liabilities	30,661	122,912
Long-term debt, net of current portion, including $25,000 to related parties as of September 30, 2020 and December 31, 2019	193,801	186,321
Deferred revenue, net of current portion, including $28,197 and $30,182 from related parties as of September 30, 2020 and December 31, 2019, respectively	30,015	48,136
Lease liabilities, net of current portion	20,323	23,849
Deferred tax liabilities	2,734	2,834
Other long-term liabilities	100	—
Total liabilities	277,634	384,052
Commitments and contingencies (Note 16)
Shareholders' equity
Common stock, no par value, 400,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 178,704,151 shares and 163,274,880 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,838,919	1,752,048
Accumulated deficit	(1,781,729)	(1,652,869)
Accumulated other comprehensive income (loss)	1,362	(27,468)
Total shareholders' equity	58,552	71,711
Total liabilities and shareholders' equity	$336,186	$455,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Collaboration and licensing revenues, including $2,823 and $1,851 from related parties during the three months ended September 30, 2020 and 2019, respectively, and $3,053 and $12,543 during the nine months ended September 30, 2020 and 2019, respectively	$5,223	$2,296	$20,259	$14,717
Product revenues	6,896	5,846	20,397	18,483
Service revenues	11,288	9,924	42,615	39,707
Other revenues	176	233	574	813
Total revenues	23,583	18,299	83,845	73,720
Operating Expenses
Cost of products	7,296	7,906	21,526	24,130
Cost of services	5,891	6,550	20,197	21,860
Research and development	12,154	25,667	45,253	80,844
Selling, general and administrative	22,300	22,187	64,057	72,486
Impairment of goodwill	—	178	9,635	178
Impairment of other noncurrent assets	920	448	13,326	448
Total operating expenses	48,561	62,936	173,994	199,946
Operating loss	(24,978)	(44,637)	(90,149)	(126,226)
Other Expense, Net
Unrealized and realized appreciation (depreciation) in fair value of equity securities and preferred stock, net	—	(3,139)	—	3,070
Interest expense	(4,646)	(4,466)	(13,830)	(13,124)
Interest and dividend income	579	883	2,025	3,268
Other income, net	10	2,781	145	671
Total other expense, net	(4,057)	(3,941)	(11,660)	(6,115)
Equity in net loss of affiliates	(523)	(479)	(1,125)	(1,943)
Loss from continuing operations before income taxes	(29,558)	(49,057)	(102,934)	(134,284)
Income tax benefit	50	3	130	25
Loss from continuing operations	(29,508)	(49,054)	(102,804)	(134,259)
Loss from discontinued operations, net of income taxes	—	(4,580)	(26,056)	(20,442)
Net loss	$(29,508)	$(53,634)	$(128,860)	$(154,701)
Net loss attributable to the noncontrolling interests	—	—	—	1,592
Net loss attributable to Precigen	$(29,508)	$(53,634)	$(128,860)	$(153,109)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amounts Attributable to Precigen
Net loss from continuing operations attributable to Precigen	$(29,508)	$(49,054)	$(102,804)	$(132,667)
Net loss from discontinued operations attributable to Precigen	—	(4,580)	(26,056)	(20,442)
Net loss attributable to Precigen	$(29,508)	$(53,634)	$(128,860)	$(153,109)
Net Loss per Share
Net loss from continuing operations attributable to Precigen per share, basic and diluted	$(0.18)	$(0.32)	$(0.63)	$(0.86)
Net loss from discontinued operations attributable to Precigen per share, basic and diluted	—	(0.03)	(0.16)	(0.14)
Net loss attributable to Precigen per share, basic and diluted	$(0.18)	$(0.35)	$(0.79)	$(1.00)
Weighted average shares outstanding, basic and diluted	165,527,024	154,596,257	163,318,375	153,770,785
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Net loss	$(29,508)	$(53,634)	$(128,860)	$(154,701)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(186)	(25)	86	81
Gain (loss) on foreign currency translation adjustments	2,198	(4,871)	1,787	(4,560)
Release of cumulative foreign currency translation adjustments to loss from discontinued operations	—	—	26,957	—
Comprehensive loss	(27,496)	(58,530)	(100,030)	(159,180)
Comprehensive loss attributable to the noncontrolling interests	—	—	—	1,581
Comprehensive loss attributable to Precigen	$(27,496)	$(58,530)	$(100,030)	$(157,599)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' and Total Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at June 30, 2020	172,285,932	$—	$1,802,413	$(650)	$(1,752,221)	$49,542
Stock-based compensation expense	—	—	4,600	—	—	4,600
Shares issued upon vesting of restricted stock units and for exercises of stock options	28,389	—	3	—	—	3
Shares issued for accrued compensation	75,000	—	—	—	—	—
Shares issued as payment for services	21,428	—	76	—	—	76
Shares issued upon conversion of long-term debt	6,293,402	—	31,827	—	—	31,827
Net loss	—	—	—	—	(29,508)	(29,508)
Other comprehensive income	—	—	—	2,012	—	2,012
Balances at September 30, 2020	178,704,151	$—	$1,838,919	$1,362	$(1,781,729)	$58,552

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at June 30, 2019	161,917,424	$—	$1,737,449	$(28,206)	$(1,430,020)	$279,223
Stock-based compensation expense	—	—	5,423	—	—	5,423
Shares issued upon vesting of restricted stock units and for exercises of stock options	164,844	—	6	—	—	6
Shares issued as payment for services	429,672	—	2,299	—	—	2,299
Net loss	—	—	—	—	(53,634)	(53,634)
Other comprehensive loss	—	—	—	(4,896)	—	(4,896)
Balances at September 30, 2019	162,511,940	$—	$1,745,177	$(33,102)	$(1,483,654)	$228,421
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' and Total Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2019	163,274,880	$—	$1,752,048	$(27,468)	$(1,652,869)	$71,711
Stock-based compensation expense	—	—	13,869	—	—	13,869
Shares issued upon vesting of restricted stock units and for exercises of stock options	868,857	—	69	—	—	69
Shares issued for accrued compensation	1,880,405	—	5,100	—	—	5,100
Shares issued as payment for services	413,911	—	1,006	—	—	1,006
Shares issued in private placement	5,972,696	—	35,000	—	—	35,000
Shares issued upon conversion of long-term debt	6,293,402	—	31,827	—	—	31,827
Net loss	—	—	—	—	(128,860)	(128,860)
Release of cumulative translation adjustments to loss from discontinued operations	—	—	—	26,957	—	26,957
Other comprehensive income	—	—	—	1,873	—	1,873
Balances at September 30, 2020	178,704,151	$—	$1,838,919	$1,362	$(1,781,729)	$58,552
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

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2020	2019
Cash flows from operating activities
Net loss	$(128,860)	$(154,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,701	18,711
Loss on disposals of assets, net	1,606	1,875
Impairment of goodwill	9,635	178
Impairment of other noncurrent assets	13,326	448
Gain on sale of discontinued operations	(672)	—
Loss on release of cumulative foreign currency translation adjustments to loss from discontinued operations	26,957	—
Unrealized and realized (appreciation) depreciation on equity securities and preferred stock, net	106	(2,634)
Amortization of discounts on investments, net	(652)	(949)
Equity in net loss of affiliates	1,163	5,034
Stock-based compensation expense	13,869	14,538
Shares issued as payment for services	1,006	7,987
Provision for credit losses	759	787
Accretion of debt discount and amortization of deferred financing costs	7,807	6,962
Deferred income taxes	(204)	(1,448)
Other noncash items	108	3,246
Changes in operating assets and liabilities:
Receivables:
Trade	952	241
Related parties	265	1,190
Other	1,807	462
Inventory	5,411	4,775
Prepaid expenses and other	(1,777)	(4,320)
Other assets	(125)	(41)
Accounts payable	(1,556)	(4,432)
Accrued compensation and benefits	(1,605)	535
Other accrued liabilities	(3,072)	(5,651)
Deferred revenue	(20,304)	5,056
Lease liabilities	(508)	(1,087)
Related party payables	305	38
Other long-term liabilities	—	(585)
Net cash used in operating activities	(60,552)	(103,785)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2020	2019
Cash flows from investing activities
Purchases of investments	$(171,360)	$(55,073)
Sales and maturities of investments	96,000	130,496
Proceeds from sales of equity securities	—	589
Investments in affiliates	—	(3,713)
Decrease in cash from deconsolidation of subsidiary	—	(7,244)
Return of investment in affiliate	—	125
Purchases of property, plant and equipment	(6,058)	(33,199)
Proceeds from sale of assets	1,831	361
Proceeds from sale of discontinued operations, net of cash sold	64,240	—
Proceeds from repayment of notes receivable	2,942	—
Net cash provided by (used in) investing activities	(12,405)	32,342
Cash flows from financing activities
Proceeds from issuance of shares in a private placement	35,000	—
Proceeds from issuance of shares and warrants in public offering, net of issuance costs	—	6,611
Advances from lines of credit	10,005	4,623
Repayments of advances from lines of credit	(11,927)	(4,520)
Proceeds from long-term debt, net of issuance costs	—	376
Payments of long-term debt	(370)	(464)
Proceeds from stock option and warrant exercises	69	313
Net cash provided by financing activities	32,777	6,939
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(77)	(843)
Net decrease in cash, cash equivalents, and restricted cash	(40,257)	(65,347)
Cash, cash equivalents, and restricted cash
Beginning of period	68,434	110,182
End of period	$28,177	$44,835
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,155	$3,698
Cash paid during the period for income taxes	48	50
Significant noncash activities
Stock received as consideration for collaboration agreements	$—	$4,530
Stock issued upon conversion of long-term debt	31,827	—
Accrued compensation paid in equity awards	5,100	1,102
Purchases of property and equipment included in accounts payable and other accrued liabilities	461	692
Sales of property and equipment included in accounts receivable, trade	435	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of September 30, 2020 and December 31, 2019 as shown above:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$27,740	$65,793
Cash and cash equivalents included in current assets held for sale	—	2,223
Restricted cash included in other assets	437	418
Cash, cash equivalents, and restricted cash	$28,177	$68,434
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
Exemplar Genetics, LLC, doing business as Precigen Exemplar ("Exemplar"), is committed to enabling the study of life-threatening human diseases through the development of MiniSwine Yucatan miniature pig research models and services, as well as enabling the production of cells and organs in its genetically engineered swine for regenerative medicine applications and is a wholly owned subsidiary of Precigen with primary operations in Iowa.
Trans Ova Genetics, L.C. ("Trans Ova") and Progentus, L.C. ("Progentus"), providers of reproductive technologies, including services and products sold to cattle breeders and other producers, are wholly owned subsidiaries with primary operations in California, Iowa, Maryland, Missouri, New York, Oklahoma, Texas, Washington, and Wisconsin.
Effective October 1, 2019, Precigen transferred substantially all of its proprietary methane bioconversion platform assets to a wholly owned subsidiary, MBP Titan LLC ("MBP Titan"). MBP Titan's proprietary technology is designed to convert natural gas into more valuable and usable energy and chemical products through novel, highly engineered bacteria that utilize specific energy feedstocks. Beginning in the second quarter of 2020, the Company suspended MBP Titan's operations, preserved certain of MBP Titan's key intellectual property, and terminated most of the personnel. In the third quarter of 2020, the Company began the process of disposing of certain of its remaining assets and obligations. See Notes 2, 9, and 10 for further discussion, including discussion related to impairment charges recorded related to MBP Titan. Prior to October 1, 2019, the operation transferred to MBP Titan was an operating division within Precigen.
Through April 8, 2019, Precigen consolidated AquaBounty Technologies, Inc. ("AquaBounty"), a company focused on improving productivity in commercial aquaculture and whose common stock is listed on the Nasdaq Stock Market. On April 9, 2019, AquaBounty completed an underwritten public offering that resulted in Precigen no longer having the contractual right to control AquaBounty's board of directors, and accordingly, Precigen deconsolidated AquaBounty resulting in a loss on deconsolidation of $2,648, which is included in other expense, net, on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2019. After deconsolidating the entity in April 2019, Precigen held its AquaBounty equity securities, which it accounted for using the fair value option, until October 2019 when the independent members of the Company's board of directors, with the recommendation of the audit committee and an independent special committee of the Board, unanimously approved the sale of the Company's common shares held in AquaBounty to an affiliate of Third Security, LLC ("Third Security"), a related party.
On January 31, 2020, Precigen completed the sale of the majority of its bioengineering assets and operations to an affiliate of Third Security, which are presented as discontinued operations for all periods presented. See Notes 3 and 13 for further discussion.
Precigen and its consolidated subsidiaries are hereinafter referred to as the "Company."

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of September 30, 2020 and results of operations and cash flows for the interim periods ended September 30, 2020 and 2019. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other future annual or interim period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
The accompanying condensed consolidated financial statements reflect the operations of Precigen and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity
Management believes that existing liquid assets as of September 30, 2020 will allow the Company to continue its operations for at least a year from the issuance date of these condensed consolidated financial statements. These condensed consolidated financial statements are presented in United States dollars and are prepared under U.S. GAAP. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of product candidates. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development, and clinical manufacturing of its and its collaborators' product candidates. Additionally, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2020, the Company incurred a net loss of $128,860 and, as of September 30, 2020, had an accumulated deficit of $1,781,729. Management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. In the absence of a significant source of recurring revenue, the Company's long-term success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, reduce uses of cash for operating and investing activities for non-healthcare businesses, obtain regulatory approval of its product candidates, successfully commercialize its product candidates, generate revenue, meet its obligations and, ultimately, attain profitable operations.
Risks and Uncertainties
COVID-19 has had and continues to have an extensive impact on the global health and economic environments.
Commencing in the second half of March, the Company's healthcare business began to experience delays to certain of its clinical trials as a result of COVID-19. For example, starting in March, ActoBio temporarily suspended the Phase 1b/2a cohort for AG019 as a proactive measure to protect the welfare and safety of patients, caregivers, clinical site staff, its employees, and contractors. The temporary suspension of the AG019 trial was voluntary and was not related to any patient safety issues in the study. The voluntary suspension of the AG019 trial was lifted in June 2020, and the study is recruiting patients again. Additionally, from April to May 2020, enrollment of new patients in the Company's PRGN-3005 Phase 1 trial was temporarily suspended due to a mandated hold on certain early and late-stage clinical trials at the Fred Hutchinson Cancer Research Center in Seattle that was instituted in light of the COVID-19 pandemic. The temporary suspension of the PRGN-3005 trial was not related to safety issues in the studies, and in May 2020, recruitment resumed in the PRGN-3005 Phase 1 trial. Furthermore, uncertainty regarding the duration and severity of the ongoing pandemic may adversely impact the Company's clinical as well as preclinical pipeline candidates in the future.
During the second quarter of 2020, as a result of market uncertainty driven by the COVID-19 pandemic and the current state of the energy sector, the Company suspended MBP Titan's operations, preserved certain of MBP Titan's key intellectual property, and began the process of disposing of certain of its remaining assets and obligations.
The Company is closely monitoring the impact of COVID-19 on these and other aspects of its business, including Trans Ova and Exemplar. Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on the Company's ongoing business, results of operations, and overall financial performance for the balance of 2020 and beyond cannot be reasonably estimated at this time, and it could have a material adverse effect on the Company's results of operations, cash flows, and financial position, including resulting impairments to goodwill and long-lived assets and additional credit losses.
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
Variable Interest Entities
As of September 30, 2020 and December 31, 2019, the Company determined that certain of its collaborators and JVs, as well as Harvest, were variable interest entities ("VIEs"). The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. The Company's aggregate investment balances of these VIEs as of September 30, 2020 and December 31, 2019 were $337 and $1,461, respectively, which represents the Company's maximum risk of loss related to the identified VIEs. See Note 4 for discussion of the Company's future funding commitments for its significant JVs.
Accounts Receivable
Effective January 1, 2020, the Company applies Financial Accounting Standards Board ("FASB") Accounting Standard Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including accounts receivable. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance.

The Company is exposed to credit losses primarily through sales of products and services by Trans Ova and Exemplar in the normal course of business. The Company's expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers' accounts receivables. The Company's monitoring activities include timely account reconciliation, routine follow-up on past due accounts, and consideration of customers' financial condition, as well as macroeconomic conditions. Past due status is determined based upon contractual terms. Balances are written off at the point when collection attempts have been exhausted.

Estimates are used to determine the loss allowance, which is based on assessment of anticipated payment and other historical, current, and future information that is reasonably available.
The following table shows the activity in the allowance for credit losses for the nine months ended September 30, 2020:

Balance at December 31, 2019	$7,513
Charged to operating expenses	759
Write offs of accounts receivable, net of recoveries	(1,110)
Balance at September 30, 2020	$7,162
Segment Information
The Company's chief operating decision maker ("CODM") regularly reviews disaggregated financial information for various operating segments. As of September 30, 2020, the Company's reportable segments were (i) PGEN Therapeutics, (ii) ActoBio, (iii) MBP Titan, (iv) Trans Ova, and (v) the Human Biotherapeutics division, which is an operating division of Precigen. All of Precigen's consolidated subsidiaries and operating divisions that did not meet the quantitative thresholds to report separately are combined and reported in a single category, All Other. See Note 1 for a description of PGEN Therapeutics, ActoBio, MBP Titan, and Trans Ova. See Note 19 for a description of the Human Biotherapeutics division. Corporate expenses, which are not allocated to the segments and are managed at a consolidated level, include costs associated with general and administrative functions, including the Company's finance, accounting, legal, human resources, information technology, corporate communication, and investor relations functions. Corporate expenses exclude interest expense, depreciation and amortization, stock-based compensation expense, and equity in net loss of affiliates and, for 2019, include unrealized and realized gains and losses on the Company's securities portfolio as well as dividend income. See Note 19 for further discussion of the Company's segments.
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
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and

Contracts in an Entity's Own Equity ("ASU 2020-06"). The provisions of ASU 2020-06 simplify accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The amendments in ASU 2020-06 are effective for annual periods beginning after December 15, 2021. Early adoption is permitted but no earlier than annual periods beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The provisions of ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.
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
•Intrexon UK Holdings, Inc., the parent company of Oxitec Limited and its subsidiaries, which focused on biological insect solutions;
•ILH Holdings, Inc., a company focused on the production of certain fine chemicals focused primarily on microbial production of therapeutic compounds; and
•Blue Marble AgBio LLC, which was formed in January 2020 and included certain agriculture biotechnology assets and operations that were previously an operating division within Precigen.
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

The following table presents the financial results of discontinued operations for the nine months ended September 30, 2020. There were no discontinued operations for the three months ended September 30, 2020.

	Nine Months Ended September 30, 2020
	TS Biotechnology Sale	EnviroFlight Sale	Total
Revenues (1)	$1,294	$—	$1,294
Operating expenses	896	—	896
Operating income	398	—	398
Gain on sale of discontinued operations	633	39	672
Loss on release of cumulative foreign currency translation adjustment	(26,957)	—	(26,957)
Other expense, net	(129)	—	(129)
Equity in net loss of affiliates	—	(38)	(38)
Income (loss) before income taxes	(26,055)	1	(26,054)
Income tax expense	(2)	—	(2)
Income (loss) from discontinued operations	$(26,057)	$1	$(26,056)
(1)Includes revenues recognized from related parties of $436.
The following tables present the financial results of discontinued operations for the three and nine months ended September 30, 2019.

	Three Months Ended September 30, 2019
	TS Biotechnology Sale	EnviroFlight Sale	Total
Revenues (1)	$4,744	$—	$4,744
Operating expenses	8,606	118	8,724
Operating loss	(3,862)	(118)	(3,980)
Other income, net	59	—	59
Equity in net loss of affiliates	—	(1,168)	(1,168)
Loss before income taxes	(3,803)	(1,286)	(5,089)
Income tax benefit	509	—	509
Loss from discontinued operations	$(3,294)	$(1,286)	$(4,580)
(1)Includes revenues recognized from related parties of $1,577.

	Nine Months Ended September 30, 2019
	TS Biotechnology Sale	EnviroFlight Sale	Total
Revenues (1)	$8,644	$—	$8,644
Operating expenses	26,794	353	27,147
Operating loss	(18,150)	(353)	(18,503)
Other expense, net	(438)	—	(438)
Equity in net loss of affiliates	—	(3,091)	(3,091)
Loss before income taxes	(18,588)	(3,444)	(22,032)
Income tax benefit	1,590	—	1,590
Loss from discontinued operations	$(16,998)	$(3,444)	$(20,442)
(1)Includes revenues recognized from related parties of $1,807.
The following table presents the significant non-cash items and purchases of property, plant and equipment for the discontinued operations that are included in the accompanying condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
	2020	2019
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	$—	$3,740
Gain on sale of discontinued operations	(672)	—
Loss on release of cumulative foreign currency translation adjustment	26,957	—
Unrealized and realized depreciation on equity securities and preferred stock, net	106	436
Equity in net loss of EnviroFlight	38	3,091
Stock-based compensation expense	(1,346)	1,969
Deferred income taxes	—	(1,389)
Cash flows from investing activities
Investments in EnviroFlight	—	(2,000)
Purchases of property, plant and equipment	(382)	(21,514)
Also see Note 13 below.
Equity Method Investments
The Company accounted for its investment in EnviroFlight using the equity method of accounting.
Summarized financial data for EnviroFlight are shown in the following tables for the periods in which the Company held the equity method investment.

December 31,
2019
Current assets	$703
Noncurrent assets	30,549
Total assets	31,252
Current liabilities	2,352
Non-current liabilities	88
Total liabilities	2,440
Net assets	$28,812

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2020	2019
Revenues	$139	$16	$363
Operating expenses	2,480	92	6,561
Operating loss	(2,341)	(76)	(6,198)
Other, net	5	—	17
Net loss	$(2,336)	$(76)	$(6,181)
Where applicable, the notes to the accompanying condensed consolidated financial statements have been updated to reflect information pertaining to the Company's continuing operations.
Out-of-Period Adjustment
During the nine months ended September 30, 2020, the Company recorded an out-of-period adjustment of $26,572 to loss from discontinued operations which relates to the effect of cumulative foreign translation losses associated with the entities sold in the TS Biotechnology Sale. This charge, which is entirely noncash, should have been recorded in the year ended December 31, 2019 as an additional impairment charge included in loss from discontinued operations. There was no impact to net loss from continuing operations, cash and short-term investments, cash flows, or Segment Adjusted EBITDA. The error also had no impact on the cash consideration received upon closing of the TS Biotechnology Sale nor the representations and warranties made by the Company in the transaction. The Company evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that this adjustment was not material to the Company's financial position or results of operations for the nine months ended September 30, 2020 or the year ended December 31, 2019.
4. Investments in Joint Ventures
Intrexon Energy Partners
In March 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, a related party, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), a JV formed to optimize and scale-up the Company's methane bioconversion platform technology for the production of certain fuels and lubricants. The Company also entered into an exclusive channel collaboration ("ECC") with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion for the production of certain fuels and lubricants, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Precigen has committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of September 30, 2020, the Company's remaining commitment was $4,225. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board, which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(423) as of September 30, 2020 and December 31, 2019, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets, which represents the Company's equity in losses for contractually committed contributions to Intrexon Energy Partners.
Intrexon Energy Partners II
In December 2015, the Company and certain investors (the "IEPII Investors"), including Harvest, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners II, LLC ("Intrexon Energy Partners II"), a JV formed to utilize the Company's methane bioconversion platform technology for the production of 1,4-butanediol, an industrial chemical used to manufacture spandex, polyurethane, plastics, and polyester. The Company also entered into an ECC with Intrexon Energy Partners II that provides exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $18,000 while retaining a 50% membership interest in Intrexon Energy Partners II. The IEPII Investors made initial capital contributions, totaling $18,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners II totaling 50%. In December 2015, the owners of Intrexon Energy Partners II made a capital contribution of $4,000, half of which was paid by the Company. Precigen has committed to make additional capital contributions of up to $10,000, and the IEPII Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners II, have committed to make additional capital contributions of up to $10,000, at the request of Intrexon Energy Partners II's board of managers (the "Intrexon Energy Partners II Board") and subject to certain limitations. As of September 30, 2020, the Company's remaining commitment was $10,000. Intrexon Energy Partners II is governed by the Intrexon Energy Partners II Board, which has five members. One member of the Intrexon Energy Partners II Board is designated by the Company and four members are designated by a majority of the IEPII Investors. The Company and the IEPII Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners II Board.
The Company's investment in Intrexon Energy Partners II was $(435) as of September 30, 2020 and December 31, 2019, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets, which represents the Company's equity in losses for contractually committed contributions to Intrexon Energy Partners II.
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

The following table summarizes the amounts recorded as revenue in the condensed consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
ZIOPHARM Oncology, Inc.	$—	$431	$100	$2,130
Oragenics, Inc.	2,823	231	3,053	613
Intrexon Energy Partners, LLC	—	823	—	2,596
Intrexon Energy Partners II, LLC	—	293	—	1,217
Castle Creek Biosciences, Inc.	2,394	402	16,967	3,247
Harvest start-up entities (1)	—	100	—	4,862
Other	6	16	139	52
Total	$5,223	$2,296	$20,259	$14,717
(1)For the three and nine months ended September 30, 2019, revenues recognized from collaborations with Harvest start-up entities include: Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; and AD Skincare, Inc.
Except for the agreements discussed below, there have been no significant changes to the agreements with our collaborators and licensees in the nine months ended September 30, 2020.
Oragenics Collaboration
In June 2015, the Company entered into an ECC with Oragenics, a related party at the time, for the treatment of oral mucositis. In July 2020, the Company and Oragenics mutually agreed to terminate the ECC, and accordingly, the Company recognized the remaining balance of deferred revenue associated with the ECC totaling $2,823. Following the termination of the ECC, Oragenics is no longer considered a related party.
Castle Creek Collaborations
In October 2012, the Company entered into an ECC (the "2012 Castle Creek ECC") with Castle Creek Biosciences, Inc. ("Castle Creek", formerly known as Fibrocell Science, Inc.). Castle Creek was a publicly traded cell and gene therapy company focused on diseases affecting the skin and connective tissue and a related party until it was acquired in December 2019 by Castle Creek Pharmaceutical Holdings, Inc. ("Castle Creek Pharmaceutical"), a privately held company focused on developing medicine for rare genetic disorders. Pursuant to the 2012 Castle Creek ECC, at the transaction effective date, Castle Creek received a license to the Company's technology platform to develop and commercialize genetically modified and non-genetically modified autologous fibroblasts and autologous dermal cells in the United States of America. The 2012 Castle Creek ECC was subsequently amended in June 2013 to expand the field of use defined in the ECC agreement. In March 2020, the Company and Castle Creek terminated the 2012 Castle Creek ECC by mutual agreement ("Termination Agreement") with the parties agreeing that the two drug product candidates, FCX-007 and FCX-013, pursuant to the ECC would be treated as "Retained Products" under the terms of the 2012 Castle Creek ECC. As Retained Products, Castle Creek retains a license under the 2012 Castle Creek ECC to continue to develop and commercialize the Retained Products within the field of use of the 2012 Castle Creek ECC for so long as Castle Creek continues to pursue such development and commercialization. No further licenses to the Company's technology within the field of use are provided to Castle Creek. Royalty provisions set forth in the 2012 Castle Creek ECC remain in effect for the Retained Products. Additionally, the Termination Agreement provides for the Company to perform certain drug product manufacturing activities related to the Retained Products. The Termination Agreement was accounted for as a new contract, and the remaining deferred revenue from the 2012 Castle Creek ECC is being recognized prospectively as the manufacturing activities are performed.
In December 2015, the Company entered into a second ECC with Castle Creek (the "2015 Castle Creek ECC"). Pursuant to the ECC, at the transaction effective date, Castle Creek received a license to the Company's technology platform to develop and commercialize genetically-modified fibroblasts to treat chronic inflammatory and degenerative diseases of the joint, including arthritis and related conditions. In February 2020, the Company and Castle Creek mutually agreed to terminate the 2015 Castle Creek ECC, and accordingly, the Company recognized the remaining balance of deferred revenue associated with the 2015 Castle Creek ECC totaling $10,000.

Deferred Revenue
Deferred revenue primarily consists of consideration received for the Company's collaboration and licensing agreements. Deferred revenue consisted of the following:

	September 30, 2020	December 31, 2019
Collaboration and licensing agreements	$30,964	$50,593
Prepaid product and service revenues	2,932	2,805
Other	263	435
Total	$34,159	$53,833
Current portion of deferred revenue	$4,144	$5,697
Long-term portion of deferred revenue	30,015	48,136
Total	$34,159	$53,833
Revenue is recognized under the collaboration and licensing agreements as services are performed. Certain of the arrangements are not active while the other party evaluates the status of the project and its desired future development activities. The following table summarizes the remaining balance of deferred revenue associated with upfront and milestone payments for each significant counterparty to a collaboration or licensing agreement as of September 30, 2020 and December 31, 2019, as well as the estimated remaining performance period as of September 30, 2020.

	Average Remaining Performance Period (Years)	September 30, 2020	December 31, 2019
Oragenics, Inc.	0.0	$—	$2,864
Intrexon Energy Partners, LLC	3.5	8,362	8,362
Intrexon Energy Partners II, LLC	4.2	12,843	12,843
Castle Creek Biosciences, Inc.	0.5	924	17,697
Harvest start-up entities (1)	4.4	6,993	6,993
Other	2.5	1,842	1,834
Total		$30,964	$50,593
(1)As of September 30, 2020 and December 31, 2019, the balance of deferred revenue for collaborations with Harvest start-up entities includes: Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; and AD Skincare, Inc.
6. Short-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of September 30, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$85,001	$93	$—	$85,094
Certificates of deposit	264	—	—	264
Total	$85,265	$93	$—	$85,358

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2019:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$8,989	$7	$—	$8,996
Certificates of deposit	264	—	—	264
Total	$9,253	$7	$—	$9,260
As of September 30, 2020, all of the available-for-sale investments were due within one year based on their contractual maturities.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. None of the Company's debt security investments were in an unrealized loss position as of September 30, 2020.
7. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
Assets
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis, including the items for which the fair value option has been elected, as of September 30, 2020:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2020
Assets
U.S. government debt securities	$—	$85,094	$—	$85,094
Other	—	264	—	264
Total	$—	$85,358	$—	$85,358
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
The calculated fair value of the Convertible Notes (Note 11) was approximately $106,000 and $126,000 as of September 30, 2020 and December 31, 2019, respectively, and is based on the recent third-party trades of the instrument as of the balance sheet date. The fair value of the Convertible Notes is classified as Level 2 within the fair value hierarchy as there is not an active market for the Convertible Notes, however, third-party trades of the instrument are considered observable inputs. The Convertible Notes are reflected on the accompanying condensed consolidated balance sheets at amortized cost, which was $165,367 and $157,560 as of September 30, 2020 and December 31, 2019, respectively.
During the nine months ended September 30, 2020, the Company's contingent consideration liability, which was $585 as of December 31, 2019, was reduced to $0 as the period for potential payment of this contingent consideration expired without payment in June 2020. The contingent consideration liability was remeasured to fair value at each reporting date until the contingency was resolved, and those changes in fair value were recognized in earnings. The changes in the fair value of the Level 3 liability during the nine months ended September 30, 2020 were as follows:

Balance at December 31, 2019	$585
Change in fair value of contingent consideration recognized in selling, general and administrative expenses	(585)
Balance at September 30, 2020	$—
See Notes 9 and 10 for discussion of non-recurring fair value estimates used in calculating impairment charges recorded during the three and nine months ended September 30, 2020.
8. Inventory
Inventory consists of the following:

	September 30, 2020	December 31, 2019
Supplies, embryos and other production materials	$2,339	$2,282
Work in process	2,647	3,702
Livestock	3,310	7,553
Feed	2,052	2,560
Total inventory	$10,348	$16,097

9. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	September 30, 2020	December 31, 2019
Land and land improvements	$9,845	$9,814
Buildings and building improvements	11,765	11,765
Furniture and fixtures	1,380	1,315
Equipment	48,028	54,448
Leasehold improvements	8,785	12,821
Breeding stock	5,533	5,191
Computer hardware and software	9,040	9,434
Construction and other assets in progress	3,670	5,313
	98,046	110,101
Less: Accumulated depreciation and amortization	(53,361)	(49,132)
Property, plant and equipment, net	$44,685	$60,969
Depreciation expense was $2,195 and $2,874 for the three months ended September 30, 2020 and 2019, respectively, and $8,026 and $8,984 for the nine months ended September 30, 2020 and 2019, respectively.
During the second quarter of 2020, the Company suspended MBP Titan's operations. As a result, the Company reviewed the related property, plant and equipment and right-of-use assets for impairment. Based on the estimated undiscounted cash flows, the Company determined that the related asset values were not fully recoverable and calculated estimated fair values using market participant assumptions and discounted cash flow models. The estimated fair values were lower than the carrying values, and the Company recorded impairment losses of $9,914 related to property, plant, and equipment and $2,492 related to the right-of-use assets, which are included in impairment of other noncurrent assets on the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2020.
During the third quarter of 2020, the Company recorded impairment losses of $920, which is included in impairment of other noncurrent assets on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2020, primarily related to right-of-use assets at certain of the Company's leased locations.
During the three and nine months ended September 30, 2019, the Company recorded $448 of property, plant and equipment impairment losses in conjunction with the closing of two of its reporting units during the third quarter of 2019, which is included in impairment of other noncurrent assets on the accompanying condensed consolidated statements of operations.
10. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 were as follows:

Balance at December 31, 2019	$63,754
Impairment	(9,635)
Foreign currency translation adjustments	118
Balance at September 30, 2020	$54,237
The Company had $53,278 and $43,643 of cumulative impairment losses as of September 30, 2020 and December 31, 2019, respectively.
During the nine months ended September 30, 2020, the Company recorded $9,635 of goodwill impairment in conjunction with the suspension of MBP Titan's operations during the second quarter of 2020. The Company estimated the fair value of MBP Titan using discounted cash flows and determined that the carrying value exceeded its estimated fair value, resulting in the impairment charge.

During the three and nine months ended September 30, 2019, the Company recorded $178 of goodwill impairment in conjunction with the closing of two of its reporting units during the third quarter of 2019.
Intangible assets consist of the following as of September 30, 2020:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$93,673	$(31,934)	$61,739
Customer relationships	10,850	(9,111)	1,739
Trademarks	5,900	(4,360)	1,540
Total	$110,423	$(45,405)	$65,018
Intangible assets consist of the following as of December 31, 2019:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$90,659	$(26,619)	$64,040
Customer relationships	10,700	(8,440)	2,260
Trademarks	5,900	(3,854)	2,046
Total	$107,259	$(38,913)	$68,346
Amortization expense was $1,913 and $1,891 for the three months ended September 30, 2020 and 2019, respectively, and $5,675 and $5,987 for the nine months ended September 30, 2020 and 2019, respectively.
11. Lines of Credit and Long-Term Debt
Lines of Credit
Trans Ova has a $5,000 revolving line of credit with First National Bank of Omaha that matures on April 1, 2021. The line of credit bears interest at the greater of the U.S. Prime Rate or 3.00%, and the actual rate was 3.25% as of September 30, 2020. As of September 30, 2020, there was no outstanding balance. The amount available under the line of credit is based on eligible accounts receivable and inventory up to the maximum principal amount and was $5,000 as of September 30, 2020. The line of credit is collateralized by certain of Trans Ova's assets and contains certain restricted covenants that include maintaining minimum tangible net worth and working capital and maximum allowable annual capital expenditures.
Exemplar has a $700 revolving line of credit with American State Bank that matures on October 31, 2021. As of September 30, 2020, the line of credit bore interest at 5.50% per annum, and there was no outstanding balance.
Long-Term Debt
Long-term debt consists of the following:

	September 30, 2020	December 31, 2019
Convertible debt	$190,367	$213,771
Notes payable	3,762	4,089
Other	93	131
Long-term debt	194,222	217,991
Less current portion	421	31,670
Long-term debt, less current portion	$193,801	$186,321

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
None of the above events allowing for conversion prior to April 1, 2023 occurred during the three months ended September 30, 2020. On or after April 1, 2023 until June 30, 2023, holders may convert their Convertible Notes at any time. Precigen may not redeem the Convertible Notes prior to the maturity date.
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
The net proceeds received from the issuance of the Convertible Notes were initially allocated between long-term debt, the liability component, in the amount of $143,723, and additional paid-in capital, the equity component, in the amount of $50,235. Additional paid-in capital was further reduced by $13,367 of deferred taxes resulting from the difference between the carrying amount and the tax basis of the Convertible Notes that is created by the equity component, which also resulted in deferred tax benefit recognized from the reversal of valuation allowances on the then current year domestic operating losses in the same amount. As of September 30, 2020, the outstanding principal balance on the Convertible Notes was $200,000 and the carrying value of long-term debt was $165,367. The effective interest rate on the Convertible Notes, including amortization of the long-term debt discount and debt issuance costs, is 11.02%. As of September 30, 2020, the unamortized long-term debt discount and debt issuance costs totaled $34,633.

The components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash interest expense	$1,750	$1,750	$5,250	$5,250
Non-cash interest expense	2,706	2,430	7,807	6,962
Total interest expense	$4,456	$4,180	$13,057	$12,212
Accrued interest of $1,750 is included in other accrued liabilities on the accompanying condensed consolidated balance sheet as of September 30, 2020.
ActoBio Convertible Notes
In September 2018, ActoBio issued $30,000 of convertible promissory notes (the "ActoBio Notes") to a related party in conjunction with an asset acquisition with Harvest. The ActoBio Notes, which accrued interest at 3.0% compounded annually ("accrued PIK interest"), matured in September 2020. The Company issued 6,293,402 shares of Precigen common stock upon conversion of the outstanding principal balance and accrued PIK interest at maturity. Interest expense was $147 and $232 for the three months ended September 30, 2020 and 2019, respectively, and $616 and $684 for the nine months ended September 30, 2020 and 2019, respectively.
Precigen and PGEN Therapeutics Convertible Note
In December 2018, in conjunction with the Securities Purchase, Assignment and Assumption Agreement with Ares Trading S.A. ("Ares Trading"), Precigen and PGEN Therapeutics jointly and severally issued a $25,000 convertible note (the "Merck Note") to Ares Trading in exchange for cash. The Merck Note has a maturity date of June 28, 2021 although it automatically converts to Precigen common stock on the first trading day following the second anniversary of issuance, which is December 2020, if not otherwise converted prior to that date. Prior to the automatic conversion, Ares Trading may convert the Merck Note, at their election, into (i) Precigen common stock at any time, (ii) Precigen common stock upon the Company's closing of qualified financing as defined in the agreement, (iii) PGEN Therapeutics equity upon PGEN Therapeutics closing a qualified financing as defined in the agreement, and (iv) PGEN Therapeutics common stock upon the closing of a qualified initial public offering ("IPO") of PGEN Therapeutics common stock. There is no stated interest rate on the Merck Note. However, in the event of a conversion upon a qualified IPO, the conversion price will be 90% of the IPO price. In the event Ares Trading elects to convert the Merck Note into PGEN Therapeutics equity, the Merck Note accrues interest at a rate of 5% per year ("PIK interest") and will be converted with the outstanding principal. The Company determined that the potential PIK interest and IPO conversion discount represented embedded derivatives requiring bifurcation from the debt host but had no significant value as of September 30, 2020. The Merck Note is classified as long-term as of September 30, 2020 and December 31, 2019 since the Merck Note will be settled through a conversion to common stock, and no cash payment is required.
See Note 20 for further discussion of the Merck Note.
Notes Payable
Trans Ova has a note payable to American State Bank that matures in April 2033 and had an outstanding principal balance of $3,762 as of September 30, 2020. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by certain of Trans Ova's real estate and non-real estate assets.

Future Maturities
Future maturities of long-term debt as of September 30, 2020 are as follows:

2020	$25,174
2021	331
2022	345
2023	200,359
2024	373
2025	388
Thereafter	1,885
Total	$228,855
12. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company's annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. The Company has U.S. taxable loss of approximately $26,900 and $47,100 for the three months ended September 30, 2020 and 2019, respectively, and $133,900 and $194,400 for the nine months ended September 30, 2020 and 2019, respectively. The following table presents the components of income tax benefit from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Current foreign income tax expense from continuing operations	$18	$10	$74	$34
Deferred income tax benefit from continuing operations	(68)	(13)	(204)	(59)
Total income tax benefit from continuing operations	$(50)	$(3)	$(130)	$(25)
The Company's net deferred tax assets, excluding certain deferred tax liabilities totaling $2,734, are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's losses and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
As of September 30, 2020, the Company has operating loss carryforwards for U.S. federal income tax purposes of approximately $702,700 available to offset future taxable income, including approximately $450,000 generated after 2017, U.S. capital loss carryforwards of approximately $199,700, and federal and state research and development tax credits of approximately $10,000, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. Carryforwards generated prior to 2018 begin to expire in 2022, and capital loss carryforwards will begin to expire if unutilized in 2024. As of September 30, 2020, the Company's foreign subsidiaries have foreign loss carryforwards of approximately $78,200, most of which do not expire.
13. Shareholders' Equity
Issuances of Precigen Common Stock
Concurrent with entering into the TS Biotechnology Sale on January 1, 2020, the Company also entered into a subscription agreement with TS Biotechnology pursuant to which TS Biotechnology purchased 5,972,696 shares of the Company's common stock for $35,000 on January 31, 2020.
See Notes 11 and 20 for discussion regarding additional issuances of Precigen common stock.

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
Components of Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2020	December 31, 2019
Unrealized gain on investments	$93	$7
Income (loss) on foreign currency translation adjustments	1,269	(27,475)
Total accumulated other comprehensive income (loss)	$1,362	$(27,468)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of products	$1	$4	$7	$16
Cost of services	35	52	99	169
Research and development	407	1,382	1,360	4,083
Selling, general and administrative	4,157	3,367	13,749	8,301
Discontinued operations	—	618	(1,346)	1,969
Total	$4,600	$5,423	$13,869	$14,538
Precigen Stock Option Plans
In April 2008, Precigen adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Precigen's board of directors granted share-based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of September 30, 2020, there were 191,470 stock options outstanding under the 2008 Plan.
Precigen adopted the 2013 Plan for employees and nonemployees pursuant to which Precigen's board of directors may grant share-based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective in August 2013, and as of September 30, 2020, there were 27,000,000 shares authorized for issuance under the 2013 Plan, of which 10,342,887 stock options and 1,261,960 RSUs were outstanding and 6,929,362 shares were available for grant.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of September 30, 2020, there were 5,000,000 shares authorized for issuance under the 2019 Plan, of which 845,248 stock options and 551,083 RSUs were outstanding and 2,432,624 shares were available for grant.
Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2019	9,022,282	$21.94	6.10
Granted	5,560,748	10.13
Exercised	(21,669)	(3.17)
Forfeited	(941,298)	(15.57)
Expired	(2,240,458)	(26.86)
Balances at September 30, 2020	11,379,605	15.77	7.36
Exercisable at September 30, 2020	5,620,375	19.68	5.68

RSU activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2019	1,781,982	$8.71	1.24
Granted	3,157,390	3.09
Vested	(2,727,593)	(4.04)
Forfeited	(398,736)	(8.62)
Balances at September 30, 2020	1,813,043	5.96	0.65
Precigen currently uses authorized and unissued shares to satisfy share award exercises.
The Company's Executive Chairman ("Executive Chairman"), who previously served as the Company's Chief Executive Officer ("CEO") until January 1, 2020, and as an employee and executive officer until September 24, 2020, received a base salary of $200 per month through March 31, 2020, payable in fully-vested shares of Precigen common stock with such shares subject to a three-year lock-up on resale. The monthly number of shares of common stock was calculated based on the closing price on the last trading day of each month through March 2019 and based on the volume weighted average of the price of Precigen common stock over the 30 day period ending on the last calendar day of each month thereafter, and the shares were issued pursuant to the terms of a Restricted Stock Unit Agreement ("RSU Agreement") between Precigen and the Executive Chairman pursuant to the terms of the 2013 Plan. The RSU Agreement expired March 31, 2020. The fair value of the shares issued as compensation for services is included in selling, general, and administrative expenses in the Company's condensed consolidated statements of operations and totaled $444 for the three months ended September 30, 2019, and $454 and $1,425 for the nine months ended September 30, 2020 and 2019, respectively.
In September 2020, the Company's board of directors, upon the recommendation of the compensation committee of the board, approved a new compensation arrangement for the Executive Chairman. The new arrangement consists of (i) an annual retainer of $100 payable in cash or, at the Executive Chairman's election, shares of Precigen common stock; (ii) an annual grant of fully vested stock options having a grant date fair value of $250; and (iii) an annual grant of RSUs having a grant date fair value of $250. The compensation arrangement begins in calendar year 2021 and the foregoing elements are prorated for the nine months of 2020 not covered by the Executive Chairman's previous compensation arrangement discussed above. The terms of the equity awards granted to the Executive Chairman are pursuant to the 2019 Plan.
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
The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$1,803	$1,821	$5,319	$5,439
Short-term lease costs	480	530	1,332	1,544
Variable lease costs	474	619	1,511	1,641
Lease costs	$2,757	$2,970	$8,162	$8,624

As of September 30, 2020, maturities of lease liabilities, excluding short-term and variable leases, were as follows:

2020	$1,334
2021	7,548
2022	7,118
2023	5,943
2024	5,839
2025	3,516
Thereafter	846
Total	32,144
Present value adjustment	(7,237)
Total	$24,907
Current portion of operating lease liabilities	$4,584
Long-term portion of operating lease liabilities	20,323
Total	$24,907
Other information related to operating leases in continuing operations was as follows:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term (years)	4.61	5.24
Weighted average discount rate	10.96%	10.96%

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$5,659	$5,461
Operating lease right-of-use assets added in exchange for new lease liabilities	395	—
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
In the second dispute, Trans Ova moved for partial relief from judgment in December 2019, shortly after XY's last patent not expressly limited to reverse sorting expired. Trans Ova sought an appropriate reduction in its royalty obligation in light of the fact that many of its products and services do not employ reverse sorting, and thus were no longer covered by any non-expired XY patents. On May 5, 2020, the court granted Trans Ova's motion in its entirety and issued a second amended final judgment, which substantially reduced Trans Ova's royalty obligation. The court held that, as of December 4, 2019, Trans Ova's royalty obligation on standard sorted semen products terminated. For the reverse-sort enhancement, the court held that, from December 4, 2019 through January 14, 2022, Trans Ova owes a weighted, blended royalty of 3.93% on each component of the IVF service cycle. From January 15, 2022 through May 21, 2022, Trans Ova will owe XY a royalty rate of 5% on just the reverse-sort and IVF procedure components of the IVF service cycle, with no royalty being owed on the ovum pick-up and IVF drug components of the cycle. On May 22, 2022, Trans Ova will cease owing XY any royalty for the litigated patents.
In June 2020, XY filed a notice of appeal with the Federal Circuit, seeking reversal of the district court's May 5, 2020 order and second amended final judgment that reduced Trans Ova's royalty obligation. XY's appeal is expected to be argued and decided sometime in 2021.
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

In October 2018, the Company received a subpoena from the Division of Enforcement of the Securities and Exchange Commission ("SEC") informing the Company of a non-public, fact-finding investigation concerning the Company's disclosures regarding its methane bioconversion platform. The Company produced documents to, and met with, the staff of the SEC and voluntarily cooperated with the SEC investigation. In September 2020, the Company reached a final settlement with the SEC regarding the matter. Under the terms of the settlement, the Company, without admitting or denying the allegations of the SEC, consented to the entry of an administrative order requiring that the Company: (i) cease and desist from committing or causing any violations and future violations under Section 13(a) of the Securities Exchange Act of 1934, as amended, and Rules 13a-11 and 12b-20 promulgated thereunder; and (ii) pay a $2,500 civil money penalty to the SEC.
In October 2020, three purported shareholder class action lawsuits, captioned Abadilla v. Precigen, Inc., F/K/A Intrexon Corp., et al, Chen v. Precigen, Inc. F/K/A Intrexon Corp., et al., and Seppen v. Precigen, Inc. F/K/A Intrexon Corp., et al., were filed in the U.S. District Court for the Northern District of California on behalf of certain purchasers of the Company's common stock. The complaints name as defendants the Company and certain of its current officers and, in one matter, a former officer. Plaintiff's claims track the allegations in the SEC's administrative order described above. The plaintiffs seek compensatory damages, interest and an award of reasonable attorney's fees and costs. The Company intends to defend the lawsuits vigorously; however there can be no assurances regarding the ultimate outcome of these lawsuits.
On July 10, 2020, the Company received a notice of arbitration from Harvest pursuant to the Collaboration Investment Opportunity Agreement dated March 13, 2015. The Company intends to defend itself vigorously, but there can be no assurance as to the ultimate outcome of this arbitration.
The Company has previously entered into strategic collaborations, including ECCs and JVs, to fund and develop products enabled by its technologies. These relationships involve complex interests, and the Company's interests may diverge with those of its collaborators, which can occur as a result of operations under those collaborations, business or technological developments, or as the Company transitions away from, or terminates, certain strategic collaborations. The Company has had, and has, disagreements and disputes with certain collaborators and JV partners, including Harvest, the IEP Investors, and the IEPII Investors. While the Company believes it is entitled to payment for work performed per its collaborations and JVs, consistent with its policy for accounting for accounts receivable, the Company has fully reserved the amount of any disputed accounts receivable that remained outstanding as of September 30, 2020. These disagreements and disputes result in management distraction and may result in litigation, unfavorable settlements, or concessions by the Company, or adverse regulatory action, any of which could harm the Company's business or operations.
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2020, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
The Company's Executive Chairman is also the Senior Managing Director and CEO of Third Security and owns 100% of the equity interests of Third Security. Through December 2019, the Company was party to a Services Agreement ("Services Agreement") with Third Security pursuant to which Third Security provided the Company with certain professional, legal, financial, administrative, and other support services necessary to support the Company and its Executive Chairman. Under the Services Agreement, as consideration for providing these services, Third Security was entitled to a fee paid in the form of fully-vested shares of Precigen common stock that approximated $800 per month. In 2019, the number of shares of common stock was calculated based on the volume weighted average of the closing price of the Company's common stock over the 30-day period ending on the 15th day of the calendar month when the applicable services were provided. For the three and nine months ended September 30, 2019, the Company issued 340,453 shares and 1,180,446 shares, respectively, with values of $1,855 and $6,217, respectively, to Third Security as payment for services rendered pursuant to the Services Agreement.
Following the expiration of the Services Agreement, the Company entered into a new agreement with Third Security under which the Company reimburses Third Security for certain tax-related services performed by Third Security as requested by the Company. The Company also reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf prior to and after the expiration of the Services Agreement under a separate agreement. The total expenses incurred by the Company under these arrangements were $56 and $8 for the three months ended September 30, 2020 and 2019, respectively, and $132 and $26 for the nine months ended September 30, 2020 and 2019, respectively.

See also Note 14 regarding compensation arrangements between the Company and its Executive Chairman.
The Company also subleases certain administrative offices to Third Security. The significant terms of the lease mirror the terms of the Company's lease with the landlord, and the Company recorded sublease income of $18 and $22 for the three months ended September 30, 2020 and 2019, respectively, and $64 and $66 for the nine months ended September 30, 2020 and 2019, respectively.
See Notes 1, 3, and 13 regarding additional transactions with affiliates of Third Security.
Transactions with ECC Parties
Collaborators in which the Company holds more than a de minimis equity interest, including interests received as upfront or milestone payments through collaborations, are considered related parties. The Company held Series A Convertible Preferred Stock (the "Convertible Preferred Shares"), a convertible note, common shares of Castle Creek, and warrants to purchase shares of Castle Creek common stock previously acquired through collaborations and other transactions. As a result of the acquisition of Castle Creek by Castle Creek Pharmaceutical in December 2019, the Company received $1,280 in December 2019 for its shares of Castle Creek common stock and received a total of $3,311 in January 2020 for the Convertible Preferred Shares and the convertible note, including accrued interest thereon. The $3,311 is included in other receivables on the accompanying condensed consolidated balance sheet as of December 31, 2019. Subsequent to the acquisition by Castle Creek Pharmaceutical, Castle Creek is no longer a related party.
18. Net Loss per Share
The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Historical net loss per share:
Numerator:
Net loss from continuing operations attributable to Precigen	$(29,508)	$(49,054)	$(102,804)	$(132,667)
Net loss from discontinued operations attributable to Precigen	—	(4,580)	(26,056)	(20,442)
Net loss attributable to Precigen	$(29,508)	$(53,634)	$(128,860)	$(153,109)
Denominator:
Weighted average shares outstanding, basic and diluted	165,527,024	154,596,257	163,318,375	153,770,785
Net loss per share:
Net loss from continuing operations attributable to Precigen per share, basic and diluted	$(0.18)	$(0.32)	$(0.63)	$(0.86)
Net loss from discontinued operations attributable to Precigen per share, basic and diluted	—	(0.03)	(0.16)	(0.14)
Net loss attributable to Precigen per share, basic and diluted	$(0.18)	$(0.35)	$(0.79)	$(1.00)

The following potentially dilutive securities as of September 30, 2020 and 2019, have been excluded from the above computations of diluted weighted average shares outstanding for the three and nine months then ended as they would have been anti-dilutive:

	September 30,
	2020	2019
Convertible debt	17,843,715	21,055,805
Options	11,379,605	9,530,483
Restricted stock units	1,813,043	2,108,509
Warrants	133,264	133,264
Total	31,169,627	32,828,061
19. Segments
The Company's CODM assesses the operating performance of and allocates resources for several operating segments using Segment Adjusted EBITDA. Management believes this financial metric is a key indicator of operating results since it excludes noncash revenues and expenses that are not reflective of the underlying business performance of an individual enterprise. The Company defines Segment Adjusted EBITDA as net loss before (i) interest expense, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) adjustments for bonuses paid in equity awards, (vi) loss on impairment of goodwill and other noncurrent assets, (vii) equity in net loss of affiliates, and (viii) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates. For the nine months ended September 30, 2020, the Company modified the current period definition of Segment Adjusted EBITDA to exclude adjustments recorded to reverse the difference of bonuses accrued as of December 31, 2019 compared to the value of equity awards granted, as the Company determined in March 2020 that those accrued bonuses would be paid through the grant of equity awards instead of cash. Segment Adjusted EBITDA for the three and nine months ended September 30, 2019 was not impacted by this change.
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
For the three and nine months ended September 30, 2020, the Company's reportable segments were (i) PGEN Therapeutics, (ii) ActoBio, (iii) MBP Titan, (iv) Trans Ova, and (v) the Human Biotherapeutics division. These identified reportable segments met the quantitative thresholds to be reported separately for the nine months ended September 30, 2020. See Note 1 for a description of PGEN Therapeutics, ActoBio, MBP Titan, and Trans Ova. The Company's Human Biotherapeutics division is an operating division within Precigen which includes the Company's majority-owned subsidiary, Triple-Gene LLC, and its collaborations with Castle Creek (Note 5). The All Other category as reported below reflects Precigen's other operating segments that do not meet the quantitative thresholds to be reported separately.
Information by reportable segment was as follows:

	Three Months Ended September 30, 2020
	PGEN Therapeutics	ActoBio	MBP Titan	Trans Ova	Human Biotherapeutics	All Other	Total
Revenues from external customers	$164	$2,823	$—	$15,228	$2,394	$2,974	$23,583
Intersegment revenues	1,992	—	—	55	—	—	2,047
Total segment revenues	$2,156	$2,823	$—	$15,283	$2,394	$2,974	$25,630

Segment Adjusted EBITDA	$(6,739)	$(1,602)	$(1,765)	$(1,606)	$(420)	$1,654	$(10,478)

	Three Months Ended September 30, 2019
	PGEN Therapeutics	ActoBio	MBP Titan	Trans Ova	Human Biotherapeutics	All Other	Total
Revenues from external customers	$444	$231	$1,117	$13,981	$402	$2,124	$18,299
Intersegment revenues	2,313	6	—	257	—	72	2,648
Total segment revenues	$2,757	$237	$1,117	$14,238	$402	$2,196	$20,947

Segment Adjusted EBITDA	$(5,953)	$(4,634)	$(9,024)	$(5,560)	$(142)	$(1,345)	$(26,658)

	Nine Months Ended September 30, 2020
	PGEN Therapeutics	ActoBio	MBP Titan	Trans Ova	Human Biotherapeutics	All Other	Total
Revenues from external customers	$542	$3,053	$—	$55,858	$16,967	$7,371	$83,791
Intersegment revenues	5,707	(3)	7	254	—	281	6,246
Total segment revenues	$6,249	$3,050	$7	$56,112	$16,967	$7,652	$90,037

Segment Adjusted EBITDA	$(19,356)	$(4,727)	$(15,728)	$3,723	$(2,253)	$2,783	$(35,558)

	Nine Months Ended September 30, 2019
	PGEN Therapeutics	ActoBio	MBP Titan	Trans Ova	Human Biotherapeutics	All Other	Total
Revenues from external customers	$2,174	$813	$3,813	$53,307	$3,247	$10,219	$73,573
Intersegment revenues	7,090	501	2	1,204	—	145	8,942
Total segment revenues	$9,264	$1,314	$3,815	$54,511	$3,247	$10,364	$82,515

Segment Adjusted EBITDA	$(20,789)	$(11,196)	$(26,238)	$(2,854)	$(719)	$(5,062)	$(66,858)
The table below reconciles total segment revenues from reportable segments to total consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total segment revenues from reportable segments	$22,656	$18,751	$82,385	$72,151
Other revenues, including from other operating segments	2,974	2,196	8,714	10,511
Elimination of intersegment revenues	(2,047)	(2,648)	(7,254)	(8,942)
Total consolidated revenues	$23,583	$18,299	$83,845	$73,720

The table below reconciles Segment Adjusted EBITDA for reportable segments to consolidated net loss from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment Adjusted EBITDA for reportable segments	$(12,132)	$(25,313)	$(38,341)	$(61,796)
All Other Segment Adjusted EBITDA	1,654	(1,345)	2,783	(5,062)
Remove cash paid for capital expenditures and investments in affiliates	984	4,869	5,604	12,536
Add recognition of previously deferred revenue associated with upfront and milestone payments	7,132	3,957	25,178	14,816
Other expenses:
Interest expense	(4,646)	(4,466)	(13,830)	(13,124)
Depreciation and amortization	(4,108)	(4,764)	(13,701)	(14,971)
Impairment losses	(920)	(626)	(22,961)	(626)
Stock-based compensation expense	(4,600)	(4,805)	(15,215)	(12,569)
Adjustment related to bonuses paid in equity awards	—	—	2,833	—
Equity in net loss of affiliates	(523)	(479)	(1,125)	(1,943)
Other	4	35	16	35
Unallocated corporate costs	(10,412)	(13,028)	(27,938)	(42,476)
Eliminations	(1,991)	(3,092)	(6,237)	(9,104)
Consolidated net loss from continuing operations before income taxes	$(29,558)	$(49,057)	$(102,934)	$(134,284)
As of September 30, 2020 and December 31, 2019, the Company had $5,954 and $6,724, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $118 and $243 for the three months ended September 30, 2020 and 2019, respectively, and $481 and $1,008 for the nine months ended September 30, 2020 and 2019, respectively.
20. Subsequent Events
In October 2020, pursuant to the terms of the Merck Note, Ares Trading voluntarily elected to convert the entire $25,000 outstanding into 6,758,400 shares of Precigen common stock. The shares are restricted from resale by Ares Trading for a period of 180 days from the date of issuance.

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
The following discussion contains forward-looking statements that reflect our plans, estimates, expectations, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements and you are cautioned not to place undue reliance on forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in "Special Note Regarding Forward-Looking Statements" and "Risk Factors." The forward-looking statements included in this Quarterly Report are made only as of the date hereof.
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
We believe that our array of technology platforms uniquely positions us among other biotechnology companies to advance precision medicine. Precision medicine is the practice of therapeutic product development that takes into account specific genetic variations within populations impacted by a disease to design targeted therapies to improve outcomes for a disease or patient population. Our proprietary and complementary technology platforms provide a strong foundation to realize the core promise of precision medicine by supporting our efforts to construct powerful gene programs to drive efficacy, deliver these programs through viral, non-viral, and microbe-based approaches to drive lower costs, and control gene expression to drive safety. Our therapeutic platforms, including UltraCAR-T, ActoBiotics, and AdenoVerse Immunotherapy, are designed to allow us to precisely control the level and physiological location of gene expression and modify biological molecules to control the function and output of living cells to treat underlying disease conditions.
We are actively advancing our lead clinical programs, including: PRGN-3005 and PRGN-3006, which are built on our UltraCAR-T platform; PRGN-2009, which is based on our AdenoVerse Immunotherapy platform; AG019, which is built on our ActoBiotics platform; and INXN-4001, a non-viral triple-effector plasmid DNA, which is built on our UltraVector platform. In addition, our UltraPorator device, intended to be a viable scale-up and commercialization solution for decentralized UltraCAR-T manufacturing, received U.S. Food and Drug Administration, or FDA, clearance for manufacturing UltraCAR-T cells in clinical trials. We also have a robust pipeline of preclinical programs that we are pursuing in order to drive long-term value creation. We exercise discipline in our portfolio management by systematically evaluating data from our preclinical programs in order to make rapid "go" and "no go" decisions. Through this process, we believe we can more effectively allocate resources to programs that we believe show the most promise and advance such programs to clinical trials.
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
PGEN Therapeutics is developing therapies primarily built on our UltraCAR-T therapeutics platform and our "off-the-shelf" AdenoVerse Immunotherapy platform. Through our UltraCAR-T therapeutics platform, we are able to precision-engineer UltraCAR-T cells to produce a homogeneous cell product that simultaneously co-expresses antigen-specific chimeric antigen receptor, or CAR, kill switch, and our proprietary membrane-bound interleukin-15, or mbIL15, genes in any genetically modified UltraCAR-T cell. Our decentralized and rapid proprietary manufacturing process allows us to manufacture these

UltraCAR-T cells overnight at a medical center's current good manufacturing practices facility and reinfuse the patient the following day after gene transfer. This process improves upon current approaches to CAR-T manufacturing, which require extensive ex vivo expansion following viral vector transduction to achieve clinically relevant cell numbers that we believe can result in the exhaustion of CAR-T cells prior to their administration, limiting their potential for persistence in patients. We have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies. The UltraPorator system includes proprietary hardware and software solutions and potentially represents major advancements over current electroporation devices by significantly reducing the processing time and contamination risk. UltraPorator is intended to be a viable scale-up and commercialization solution for decentralized UltraCAR-T manufacturing. Our AdenoVerse Immunotherapy platform utilizes a library of proprietary adenovectors for the efficient gene delivery of therapeutic effectors, immunomodulators, and vaccine antigens. We believe that our proprietary gorilla adenovectors, part of the AdenoVerse technology, have superior performance characteristics as compared to current competition, including standard human adenovirus serotype 5, rare human adenovirus types and other non-human primate adenovirus types.
Our most advanced programs within PGEN Therapeutics include: (i) PRGN-3005, a first-in-class autologous CAR-T therapy that utilizes our UltraCAR-T platform to simultaneously co-express a CAR targeting the Mucin 16 antigen, mbIL15, and kill switch genes, which is in a Phase 1 clinical trial for the treatment of advanced ovarian cancer; (ii) PRGN-3006, a first-in-class autologous CAR-T therapy that utilizes our UltraCAR-T platform to co-express a CAR to target CD33 (also known as Siglec-3), mbIL15 and a kill switch for better precision and control, which is in a Phase 1/1b clinical trial for the treatment of relapsed or refractory acute myeloid leukemia, or AML, and higher-risk myelodysplastic syndromes, or MDS; and (iii) PRGN-2009, a first-in-class, "off-the-shelf" investigational immunotherapy utilizing the AdenoVerse platform, is designed to activate the immune system to recognize and target human papillomavirus-positive, or HPV+, solid tumors using a gorilla adenovector with a large payload capacity and the ability for repeat injections, which is in a Phase 1/2 clinical trial for patients with HPV-associated cancers in collaboration with the National Cancer Institute pursuant to a cooperative research and development arrangement. We expect to announce initial data from the Arm A: Intraperitoneal (IP) infusion portion of the PRGN-3005 trial in the second half of 2020. We continue to enroll patients in the Phase 1 trial of PRGN-3006 and expect to announce initial trial data from this study in the second half of 2020. We initiated dosing the patients in the Phase 1 trial of the study and continue to enroll patients in this dose escalation portion.
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
ActoBio's most advanced internal pipeline candidate is AG019, a first-in-class disease modifying antigen-specific immunotherapy for the prevention, delay, or reversal of type 1 diabetes mellitus, or T1D. AG019 is currently in a Phase 1b/2a clinical trial for the treatment of recent onset T1D. The Phase 1b portion of the study evaluates the safety and tolerability of AG019 monotherapy administered as a single dose and repeated daily doses in adult and adolescent patients. The Phase 2a portion of the study investigates the safety and tolerability of AG019 in combination with teplizumab (PRV-031). The primary endpoint of assessing safety and tolerability in the Phase 1b monotherapy portion of the study was met, and preliminary results at six months after AG019 monotherapy treatment initiation demonstrated an encouraging trend in C-peptide levels, a biomarker for T1D disease progression. Recruitment in the Phase 2a portion of the trial is ongoing.
Precigen Triple-Gene
Triple-Gene is a clinical stage gene therapy company focused on developing advanced treatments for complex cardiovascular diseases. Triple-Gene's approach is to develop a holistic treatment for heart failure through improvements in angiogenesis, calcium homeostasis-associated cellular energetics, reductions in inflammatory signals, and the activation/recruitment of stem cells to support heart remodeling. Triple-Gene's most advanced candidate, INXN-4001, a non-viral triple-effector plasmid based on our UltraVector platform designed for constitutive expression of human S100A1, SDF-1a, and VEGF-165 genes to address multiple pathways of heart failure, is currently in a Phase 1 clinical trial. Six-month follow-up data from the Phase 1 study of INXN-4001 demonstrated that the study met the primary endpoints to evaluate safety and feasibility for INXN-4001.
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
Partnered Programs
We also are engaged in a number of collaborations, pursuant to which our platforms are being used to advance additional product candidates. We have partnered with Castle Creek Biosciences, Inc. (formerly Fibrocell Science, Inc.), or Castle Creek, to advance product candidates D-Fi (debcoemagene autoficel), formerly designated FCX-007, for the treatment of recessive dystrophic epidermolysis bullosa, or RDEB, and FCX-013 for the treatment of localized scleroderma. In October 2020, Castle Creek announced the dosing of the first patient in the ongoing Phase 3 trial of D-Fi and the dosing of the first patient in the ongoing Phase 1/2 trial of FCX-013. FCX-007 and FCX-013 each have been granted Orphan Drug designation, Rare Pediatric Disease designation and Fast Track designation by the FDA. The FDA has also granted FCX-007 Regenerative Medicine Advanced Therapy designation. Pursuant to the collaboration, we licensed our technology platforms to Castle Creek for use in certain specified fields and in exchange we received and were entitled to certain access fees, milestone payments, royalties, and sublicensing fees related to the development and commercialization of product candidates. In March 2020, we and Castle Creek terminated the original collaboration agreement by mutual agreement, with the parties agreeing that FCX-007 and FCX-013 would be treated as "Retained Products" under the terms of the original agreement. Castle Creek retains a license to continue to develop and commercialize the Retained Products within the field of use for so long as Castle Creek continues to pursue such development and commercialization, and we are also entitled to certain royalties with respect to the Retained Products. We are also required to perform certain drug product manufacturing activities related to the Retained Products.
Until July 2020, ActoBio was in collaboration with Oragenics, Inc., or Oragenics, for the continued development and commercialization of AG013 for use in the treatment of oral mucositis in humans through the administration of an effector via genetically modified bacteria. In July 2020, we and Oragenics mutually agreed to terminate this collaboration, and we recognized the remaining balance of deferred revenue as collaboration and licensing revenue during the third quarter of 2020. Following the termination of the collaboration, all rights to develop AG013 reverted to us, and we are presently considering strategic options for the program.
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

We previously announced that the market uncertainty driven by the COVID-19 pandemic and the current state of the energy sector raised significant challenges for the strategic alternatives we have been pursuing for the MBP platform in the near term. As a result, we suspended MBP Titan's operations while preserving certain key MBP intellectual property and have terminated most of the personnel. We are in the process of disposing of certain of MBP Titan's remaining assets and obligations. During the nine months ended September 30, 2020, we recorded noncash impairment charges of $22.0 million related to the write-down of goodwill, property and equipment, and right-of-use assets to their net realizable values.
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
Commencing in the second half of March, our healthcare business began to experience delays to certain of our clinical trials as a result of COVID-19. For example, starting in March, ActoBio temporarily suspended the last cohort of the Phase 1b/2a clinical trial for AG019 as a proactive measure to protect the welfare and safety of patients, caregivers, clinical site staff, our employees, and contractors. The temporary suspension of the AG019 trial was voluntary and was not related to any patient safety issues in the study. The voluntary suspension of the AG019 trial was lifted in June 2020, and the study is recruiting patients again. Additionally, from April to May 2020, enrollment of new patients in our PRGN-3005 Phase 1 trial was temporarily suspended due to a mandated hold on certain early and late-stage clinical trials at the Fred Hutchinson Cancer Research Center in Seattle that was instituted in light of the COVID-19 pandemic. The temporary suspension of the PRGN-3005 trial was not related to safety issues in the studies, and recruitment resumed in the PRGN-3005 trial in May 2020. At this time, we do not expect that these suspensions will result in a significant overall delay. Furthermore, uncertainty regarding the duration and severity of the ongoing pandemic may adversely impact our clinical as well as preclinical pipeline candidates in the future. We expect to announce initial data from the Arm A: Intraperitoneal (IP) infusion portion of the PRGN-3005 trial in the second half of 2020. Furthermore, we continue to enroll patients in the Phase 1 trial of PRGN-3006 for patients with relapsed or refractory AML and MDS and expect to announce initial trial data from this study in the second half of 2020. Notwithstanding the foregoing, as the COVID-19 pandemic continues to evolve, we may experience additional delays to our clinical trials, including related to enrollment, site closures, reduced availability of key personnel, or our ability to receive the necessary approvals from the FDA or other regulatory agencies to advance our programs.
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
TS Biotechnology Sale
Historically, we focused on programming biological systems for application across a variety of diverse end markets, including health, food, energy, and environment, but we have also consistently evolved the way in which we apply our synthetic biology technologies and the opportunities on which we have focused. In January 2020, we furthered our plans to enhance our focus on the healthcare industry when we sold a number of our bioengineering assets, or the TS Biotechnology Sale, to TS Biotechnology Holdings, LLC, or TS Biotechnology, a limited liability company managed by Third Security, LLC, or Third Security. Randal J. Kirk, who is the former Chief Executive Officer, or CEO, of Precigen and is currently the Executive Chairman, serves as the Senior Managing Director and CEO of Third Security and owns 100 percent of the equity interests of Third Security. The assets divested in the TS Biotechnology Sale included our domain name dna.com and all of our equity interests in (1) Blue Marble AgBio LLC, a Delaware limited liability company, that we formed to hold our agricultural biotechnology assets, (2) ILH Holdings, Inc., a Delaware corporation, which housed our yeast fermentation technology platform for the biologic production of active pharmaceutical ingredients and other fine chemicals, (3) Intrexon Produce Holdings, Inc., a Delaware corporation, which owned Okanagan Specialty Fruits, Inc., the agricultural company developing non-browning apples without the use of any artificial additives, (4) Intrexon UK Holdings Inc., a Delaware corporation, which owned Oxitec, Ltd., the developer of an insect-based biological control system, (5) Oragenics, and (6) SH Parent, Inc., a

Delaware corporation, which held our ownership interests in Surterra Holdings, Inc., a cannabinoid-based wellness company. In addition, in January 2020, in a separate transaction, we sold our interest in EnviroFlight, LLC to Darling Ingredients, Inc., referred to collectively with the TS Biotechnology Sale as the Transactions.
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
Segments
As of September 30, 2020, our reportable segments were (i) PGEN Therapeutics, (ii) ActoBio, (iii) MBP Titan, (iv) Trans Ova, and (v) the Human Biotherapeutics division, an operating division of Precigen. These identified reportable segments met the quantitative thresholds to be reported separately for the nine months ended September 30, 2020.
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
As we continue to shift our focus on our healthcare business, we have and may continue to mutually terminate collaboration agreements or repurchase rights to the exclusive fields from collaborators, relieving us of any further performance obligations under the agreement. Upon such circumstances or when we determine no further performance obligations are required of us under an agreement, we may recognize any remaining deferred revenue as either collaboration revenue or as a reduction of in-

process research and development expense, depending on the circumstances. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 5" appearing elsewhere in the Quarterly Report for a discussion of changes to our significant collaborations.
We generate product and service revenues primarily through sales of products or services that are created from technologies developed or owned by us. Our primary current offerings arise from Trans Ova and include sales of advanced reproductive technologies, including our bovine embryo transfer and IVF processes and from genetic preservation and sexed semen processes, and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production. Exemplar also generates product and service revenues through the development and sale of genetically engineered miniature swine models. We recognize revenue when control of the promised product is transferred to the customer or when the promised service is completed.
In future periods, in connection with our focus on healthcare, our revenues will primarily depend on our ability to advance and create our own programs and the extent to which we bring products enabled by our technologies to market. Other than for collaboration revenues recognized upon cancellation or modification of a collaboration, we expect our collaboration revenues will continue to decrease in the near term as the number of collaborations to which we are party declines and as we fulfill our obligations under any remaining exclusive channel collaborations, or ECCs. Our revenues will also depend upon our ability to maintain or improve the volume and pricing of Trans Ova's and Exemplar's current product and service offerings and to develop and scale up production of new offerings from the various technologies of our subsidiaries. As we focus on our healthcare business, we anticipate that our expenses will increase substantially if, and as, we continue to advance the preclinical and clinical development of our existing product candidates and our research programs. We expect a significant period of time could pass before commercialization of our various product candidates or before the achievement of contractual milestones and the realization of royalties on product candidates commercialized under our collaborations and revenues sufficient to achieve profitability. Accordingly, there can be no assurance as to the timing, magnitude, and predictability of revenues to which we might be entitled.
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

We expect that our research and development expenses will increase as we continue to develop our own proprietary programs, including the progression of these programs into preclinical or clinical stages. We believe these increases will likely include increased costs related to the hiring of additional personnel in research and development functions, increased costs paid to consultants and contract research organizations, and increased costs related to laboratory supplies. However, as expected, research and development expenses for MBP Titan have decreased and will continue to decrease as we have suspended its operations, preserved certain key intellectual property, and are in the process of disposing of certain of its remaining assets and obligations. See "Our Non-Healthcare Businesses - MBP Titan LLC" above.
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
Segment performance
We use Segment Adjusted EBITDA as our primary measure of segment performance. We define Segment Adjusted EBITDA as net loss before (i) interest expense, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) adjustments for bonuses paid in equity awards, (vi) loss on impairment of goodwill and other noncurrent assets, (vii) equity in net loss of affiliates, and (viii) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates. Corporate expenses are not allocated to the segments and are managed at a consolidated level. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 19" appearing elsewhere in this Quarterly Report for further discussion of Segment Adjusted EBITDA.

Results of operations
Comparison of the three months ended September 30, 2020 and the three months ended September 30, 2019
The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Dollar Change	Percent Change
	2020	2019
	(In thousands)
Revenues
Collaboration and licensing revenues (1)	$5,223	$2,296	$2,927	127.5%
Product revenues	6,896	5,846	1,050	18.0%
Service revenues	11,288	9,924	1,364	13.7%
Other revenues	176	233	(57)	(24.5)%
Total revenues	23,583	18,299	5,284	28.9%
Operating expenses
Cost of products	7,296	7,906	(610)	(7.7)%
Cost of services	5,891	6,550	(659)	(10.1)%
Research and development	12,154	25,667	(13,513)	(52.6)%
Selling, general and administrative	22,300	22,187	113	0.5%
Impairment of goodwill	—	178	(178)	(100.0)%
Impairment of other noncurrent assets	920	448	472	105.4%
Total operating expenses	48,561	62,936	(14,375)	(22.8)%
Operating loss	(24,978)	(44,637)	19,659	(44.0)%
Total other expense, net	(4,057)	(3,941)	(116)	2.9%
Equity in loss of affiliates	(523)	(479)	(44)	9.2%
Loss from continuing operations before income taxes	(29,558)	(49,057)	19,499	(39.7)%
Income tax benefit	50	3	47	>200%
Loss from continuing operations	(29,508)	(49,054)	19,546	(39.8)%
Loss from discontinued operations, net of income taxes (2)	—	(4,580)	4,580	(100.0)%
Net loss attributable to Precigen	$(29,508)	$(53,634)	$24,126	(45.0)%
(1)Includes $2,823 and $1,851 from related parties for the three months ended September 30, 2020 and 2019, respectively.
(2)The results of operations in the table above include the operations related to the Transactions, which are included as loss from discontinued operations, net of income taxes. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report.

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenues recognized for the three months ended September 30, 2020 and 2019, together with the changes in those items.

	Three Months Ended September 30,		Dollar Change
	2020	2019
	(In thousands)
ZIOPHARM Oncology, Inc.	$—	$431	$(431)
Oragenics, Inc.	2,823	231	2,592
Intrexon Energy Partners, LLC	—	823	(823)
Intrexon Energy Partners II, LLC	—	293	(293)
Castle Creek Biosciences, Inc.	2,394	402	1,992
Harvest start-up entities (1)	—	100	(100)
Other	6	16	(10)
Total	$5,223	$2,296	$2,927
(1)For the three months ended September 30, 2019, revenues recognized from collaborations with Harvest start-up entities include: Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; and AD Skincare, Inc.
Collaboration and licensing revenues increased $2.9 million, or 128%, over the three months ended September 30, 2019 primarily due to accelerated recognition of previously deferred revenue upon the mutual termination of a collaboration with Oragenics in July 2020 and increased recognition of previously deferred revenue which arose from the termination and modification of a collaboration with Castle Creek in March 2020. These increases were partially offset by a decrease in collaboration revenues related to programs that have been paused since the second half of 2019 while the other parties evaluate the status of the projects and their desired future development activities.
Product revenues and gross margin
Product revenues increased $1.1 million, or 18%, over the three months ended September 30, 2019. The increase in product revenue was primarily due to higher customer demand for animals. Gross margin on products improved in the current period as a result of operational efficiencies gained through reductions in workforce and improved inventory management and a decrease in the cost of cows used in production.
Service revenues and gross margin
Service revenues increased $1.4 million, or 14%, over the three months ended September 30, 2019. Trans Ova's revenues and gross margins thereon improved due to an increase in services performed for new and existing customers and the expansion of its commercial dairy business. Gross margin also increased due to a reduction in third-party royalty rate obligations for certain licensed technologies and reductions in workforce. Additionally, Exemplar's service revenues increased in the current period due to an increase in services performed resulting from a higher demand from existing customers, which also improved gross margin on services performed.
Research and development expenses
Research and development expenses decreased $13.5 million, or 53%, from the three months ended September 30, 2019. Salaries, benefits, and other personnel costs decreased $6.8 million and contract research organization costs and lab supplies decreased $5.1 million in 2020 as we suspended MBP Titan's operations and deprioritized certain programs at ActoBio.
Selling, general and administrative expenses
SG&A expenses were comparable period over period due to offsetting changes. Professional fees increased $2.1 million, primarily due to an increase in legal fees associated with litigation matters, including our settlement with the Securities and Exchange Commission, or SEC, in 2020. This increase was partially offset by a decrease in salaries, benefits, and other personnel costs of $1.2 million primarily due to a reduced headcount as we scaled down our corporate functions to support our more streamlined organization. Other corporate expenses, such as travel, marketing, and supplies, decreased $0.5 million due to the scaling back of our corporate functions and the impact of the COVID-19 pandemic on travel.
Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the three months ended September 30, 2020 and 2019, for each of our reportable segments and for All Other segments combined, as well as unallocated corporate costs.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2020	2019
	(In thousands)
Segment Adjusted EBITDA:
PGEN Therapeutics	$(6,739)	$(5,953)	$(786)	(13.2)%
ActoBio	(1,602)	(4,634)	3,032	65.4%
MBP Titan	(1,765)	(9,024)	7,259	80.4%
Trans Ova	(1,606)	(5,560)	3,954	71.1%
Human Biotherapeutics	(420)	(142)	(278)	(195.8)%
All Other	1,654	(1,345)	2,999	>200%
Unallocated corporate costs	10,412	13,028	(2,616)	(20.1)%
For a reconciliation of Segment Adjusted EBITDA to net loss before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 19" appearing elsewhere in this Quarterly Report.
The following table summarizes revenues from external customers for the three months ended September 30, 2020 and 2019, for each of our reportable segments and for All Other segments combined.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2020	2019
	(In thousands)
PGEN Therapeutics	$164	$444	$(280)	(63.1)%
ActoBio	2,823	231	2,592	>200%
MBP Titan	—	1,117	(1,117)	(100.0)%
Trans Ova	15,228	13,981	1,247	8.9%
Human Biotherapeutics	2,394	402	1,992	>200%
All Other	2,974	2,124	850	40.0%
PGEN Therapeutics
Segment Adjusted EBITDA declined due to higher clinical trial costs as certain programs entered clinical trials in late 2019. Costs related to PGEN Therapeutics' clinical trials are expected to increase in the fourth quarter of 2020 and beyond as the clinical trials progress and as we commence new clinical trials for programs either in the preclinical phase or where we receive approval of an Investigational New Drug, or IND.
ActoBio
Revenues for ActoBio increased primarily due to accelerated recognition of previously deferred revenue upon the mutual termination of a collaboration with Oragenics in July 2020. Segment Adjusted EBITDA improved as ActoBio incurred fewer costs with contract research organizations due to deprioritizing certain programs in late 2019 and fewer AG019 trial costs in the current period due to delayed costs resulting from the temporary suspension of the last cohort of the Phase 1b/2a clinical trial. Costs related to ActoBio's clinical trial are expected to increase in the fourth quarter of 2020 and beyond as the trial progresses.

MBP Titan
Revenues for MBP Titan have decreased as our partnered programs have been paused since the fourth quarter of 2019. Segment Adjusted EBITDA improved in 2020 as we suspended MBP Titan's operations in the second quarter of 2020 and are in the process of disposing of certain of its remaining assets and obligations.
Trans Ova
Revenues for Trans Ova increased primarily due to higher customer demand for pregnant cows and more procedures performed for new and existing customers and the expansion of its commercial dairy business. The improvement in Segment Adjusted EBITDA was primarily due to reduced costs as a result of operational efficiencies gained through reductions in workforce and improved inventory management and a reduction in third-party royalty rate obligations for certain licensed technologies.
Human Biotherapeutics
The increase in Human Biotherapeutics' revenues was due to an increase in the recognition of previously deferred revenue in the current period, which arose from the termination and modification of a collaboration with Castle Creek in the first quarter of 2020.
All Other
Revenues in All Other increased in 2020 due to higher demand at Exemplar for services performed. Segment Adjusted EBITDA improved period over period as a result of the closure of two reporting units in 2019 as well as Exemplar's increased revenues and reduced costs related to a reduction in headcount and improved inventory management.
Unallocated Corporate Costs
Unallocated corporate costs decreased primarily due to a reduction of corporate employees as we scaled down our corporate functions to support our more streamlined organization, as well as a decrease in certain professional fees as we eliminated third-party vendors that were not critical to our most valuable enterprises. This decrease was partially offset by an increase in legal fees associated with litigation matters, including our settlement with the SEC.

Comparison of the nine months ended September 30, 2020 and the nine months ended September 30, 2019
The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2020	2019
	(In thousands)
Revenues
Collaboration and licensing revenues (1)	$20,259	$14,717	$5,542	37.7%
Product revenues	20,397	18,483	1,914	10.4%
Service revenues	42,615	39,707	2,908	7.3%
Other revenues	574	813	(239)	(29.4)%
Total revenues	83,845	73,720	10,125	13.7%
Operating expenses
Cost of products	21,526	24,130	(2,604)	(10.8)%
Cost of services	20,197	21,860	(1,663)	(7.6)%
Research and development	45,253	80,844	(35,591)	(44.0)%
Selling, general and administrative	64,057	72,486	(8,429)	(11.6)%
Impairment of goodwill	9,635	178	9,457	>200%
Impairment of other noncurrent assets	13,326	448	12,878	>200%
Total operating expenses	173,994	199,946	(25,952)	(13.0)%
Operating loss	(90,149)	(126,226)	36,077	(28.6)%
Total other expense, net	(11,660)	(6,115)	(5,545)	90.7%
Equity in loss of affiliates	(1,125)	(1,943)	818	(42.1)%
Loss from continuing operations before income taxes	(102,934)	(134,284)	31,350	(23.3)%
Income tax benefit	130	25	105	>200%
Loss from continuing operations	(102,804)	(134,259)	31,455	(23.4)%
Loss from discontinued operations, net of income taxes (2)	(26,056)	(20,442)	(5,614)	27.5%
Net loss	(128,860)	(154,701)	25,841	(16.7)%
Net loss attributable to noncontrolling interests	—	1,592	(1,592)	(100.0)%
Net loss attributable to Precigen	$(128,860)	$(153,109)	$24,249	(15.8)%
(1)Includes $3,053 and $12,543 from related parties for the nine months ended September 30, 2020 and 2019, respectively.
(2)The results of operations in the table above include the operations related to the Transactions, as well as adjustments to those businesses as a result of the Transactions, all of which are included as loss from discontinued operations, net of income taxes. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report.

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenues recognized for the nine months ended September 30, 2020 and 2019, together with the changes in those items.

	Nine Months Ended September 30,		Dollar Change
	2020	2019
	(In thousands)
ZIOPHARM Oncology, Inc.	$100	$2,130	$(2,030)
Oragenics, Inc.	3,053	613	2,440
Intrexon Energy Partners, LLC	—	2,596	(2,596)
Intrexon Energy Partners II, LLC	—	1,217	(1,217)
Castle Creek Biosciences, Inc.	16,967	3,247	13,720
Harvest start-up entities (1)	—	4,862	(4,862)
Other	139	52	87
Total	$20,259	$14,717	$5,542
(1)For the nine months ended September 30, 2019, revenues recognized from collaborations with Harvest start-up entities include: Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; and AD Skincare, Inc.
Collaboration and licensing revenues increased $5.5 million, or 38%, over the nine months ended September 30, 2019 primarily due to the accelerated recognition of previously deferred revenue upon the mutual terminations of collaborations with Castle Creek and Oragenics in 2020. This increase was partially offset by a decrease in collaboration revenues related to programs that have been paused since the second half of 2019 while the other parties evaluate the status of the projects and their desired future development activities.
Product revenues and gross margin
Product revenues increased $1.9 million, or 10%, over the nine months ended September 30, 2019. The increase in product revenue was primarily due to higher customer demand for cow products. Gross margin on products improved in the current period as a result of operational efficiencies gained through reductions in workforce and improved inventory management and a decrease in the cost of cows used in production.
Service revenues and gross margin
Service revenues increased $2.9 million, or 7%, over the nine months ended September 30, 2019. Trans Ova's service revenues and gross margins thereon increased due to an increase in services performed for new and existing customers and the expansion of its commercial dairy business. Gross margin also increased due to a reduction in third-party royalty rate obligations for certain licensed technologies and reductions in workforce. Additionally, Exemplar's service revenues increased in the current period due to an increase in services performed resulting from higher demand from existing customers, which also improved gross margin on services performed.
Research and development expenses
Research and development expenses decreased $35.6 million, or 44%, from the nine months ended September 30, 2019. Salaries, benefits, and other personnel costs decreased $13.7 million and contract research organization costs and lab supplies decreased $17.9 million in 2020 as we suspended MBP Titan's operations and deprioritized certain programs at ActoBio. The decrease in salaries, benefits, and other personnel costs is partially offset by $1.8 million of one-time severance costs incurred related primarily to MBP Titan employees.
Selling, general and administrative expenses
SG&A expenses decreased $8.4 million, or 12%, from the nine months ended September 30, 2019, including a decrease in professional fees payable to certain third-party vendors and reduced salaries, benefits and other personnel costs due to reduced corporate headcount as we scaled down our corporate functions to support a more streamlined organization. Other corporate expenses decreased $1.9 million as part of the streamlined organization and the impact of the COVID-19 pandemic on travel.

These decreases were partially offset by increased share-based compensation expense attributable to equity grants made in the first quarter of 2020, one-time severance costs for terminated employees, and increased legal fees associated with litigation matters, including our settlement with the SEC.
Impairment of goodwill and other noncurrent assets
Impairment of goodwill and other noncurrent assets increased $22.3 million over the nine months ended September 30, 2019 primarily due to recording $22.0 million of goodwill and other noncurrent asset impairment charges in connection with the suspension of MBP Titan's operations in 2020.
Total other expense, net
Total other expense, net, increased $5.5 million, or 91%, over the nine months ended September 30, 2019. In 2019, our equity securities and investments in preferred stock, which were fully liquidated by early 2020, had unrealized appreciation of $3.1 million. Additionally, interest income earned on our short-term investments decreased in 2020 due to lower interest rates.
Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the nine months ended September 30, 2020 and 2019, for each of our reportable segments and for All Other segments combined, as well as unallocated corporate costs.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2020	2019
	(In thousands)
Segment Adjusted EBITDA:
PGEN Therapeutics	$(19,356)	$(20,789)	$1,433	6.9%
ActoBio	(4,727)	(11,196)	6,469	57.8%
MBP Titan	(15,728)	(26,238)	10,510	40.1%
Trans Ova	3,723	(2,854)	6,577	>200%
Human Biotherapeutics	(2,253)	(719)	(1,534)	<(200)%
All Other	2,783	(5,062)	7,845	155.0%
Unallocated corporate costs	27,938	42,476	(14,538)	(34.2)%
For a reconciliation of Segment Adjusted EBITDA to net loss before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 19" appearing elsewhere in this Quarterly Report.

The following table summarizes revenues from external customers for the nine months ended September 30, 2020 and 2019, for each of our reportable segments and for All Other segments combined.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2020	2019
	(In thousands)
PGEN Therapeutics	$542	$2,174	$(1,632)	(75.1)%
ActoBio	3,053	813	2,240	>200%
MBP Titan	—	3,813	(3,813)	(100.0)%
Trans Ova	55,858	53,307	2,551	4.8%
Human Biotherapeutics	16,967	3,247	13,720	>200%
All Other	7,371	10,219	(2,848)	(27.9)%
PGEN Therapeutics
Revenues for PGEN Therapeutics declined from 2019 to 2020 because we had no significant collaborations requiring services in 2020. Segment Adjusted EBITDA improved due to higher costs for contract research organizations incurred in 2019 for preclinical activities on certain programs prior to moving to clinical trials and the manufacturing of clinical trial materials in advance of initiation of the trials. Additionally, fewer costs related to the PRGN-3005 Phase 1 trials were incurred in the second quarter of 2020 as enrollment of new patients in this trial was temporarily suspended due to a mandated hold on certain early and late-stage clinical trials at the Fred Hutchinson Cancer Research Center in Seattle that was instituted in light of the COVID-19 pandemic. Costs related to PGEN Therapeutics' clinical trials are expected to increase in the fourth quarter of 2020 and beyond as the trials progress. Finally, capital expenditures decreased in the current period as PGEN Therapeutics completed an expansion of its lab facilities in 2019.
ActoBio
Revenues for ActoBio increased primarily due to accelerated recognition of previously deferred revenue upon the mutual termination of a collaboration with Oragenics in July 2020. Segment Adjusted EBITDA has improved as ActoBio incurred fewer costs with contract research organizations due to deprioritizing certain programs in late 2019 and fewer AG019 trial costs in the second quarter of 2020 due to the temporary suspension of the last cohort of the Phase 1b/2a clinical trial.
MBP Titan
Revenues for MBP Titan have decreased as our partnered programs have been paused since the fourth quarter of 2019. Segment Adjusted EBITDA improved in 2020 as we suspended MBP Titan's operations in the second quarter of 2020 and are in the process of disposing of certain of its remaining assets and obligations.
Trans Ova
Revenues for Trans Ova increased primarily as a result of more procedures performed for new and existing customers and the expansion of its commercial dairy business. The improvement in Segment Adjusted EBITDA was primarily due to operational efficiencies gained through reductions in workforce and improved inventory management, a decrease in the cost of cows used in production, and a reduction in third-party royalty rate obligations for certain licensed technologies.
Human Biotherapeutics
The increase in Human Biotherapeutics' revenues was due to the accelerated recognition of previously deferred revenue upon the mutual termination of a collaboration with Castle Creek in 2020. Segment Adjusted EBITDA declined due to one-time severance costs associated with workforce reductions in the first quarter of 2020 and increased costs for contract research organizations related to our INXN-4001 program.
All Other
Revenues in All Other decreased in 2020 as our partnered programs with Harvest start-up entities have been paused since the third quarter of 2019. These decreases were partially offset by an increase in Exemplar's revenues as a result of higher demand from its existing customers. Segment Adjusted EBITDA improved period over period as a result of improved Segment Adjusted EBITDA at Exemplar due to its higher revenues and reduced costs, as well as the closure of two reporting units in 2019.
Unallocated Corporate Costs
Unallocated corporate costs decreased primarily due to a reduction of corporate employees as well as a decrease in certain professional fees as we scaled down our corporate functions to support our more streamlined organization. These decreases were partially offset by an increase in legal fees associated with litigation matters, including our settlement with the SEC.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception, and as of September 30, 2020, we had an accumulated deficit of $1.8 billion. From our inception through September 30, 2020, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers. As of September 30, 2020, we had cash and cash equivalents of $27.7 million and short-term investments of $85.4 million. Cash in excess of immediate requirements is typically invested primarily in money market funds and U.S. government debt securities in order to maintain liquidity and preserve capital.
We currently generate cash receipts primarily from sales of products and services and from strategic transactions.
As of September 30, 2020, Trans Ova was in compliance with the debt covenants associated with its line of credit as discussed in "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 11" appearing elsewhere in this Quarterly Report.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$(60,552)	$(103,785)
Investing activities	(12,405)	32,342
Financing activities	32,777	6,939
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(77)	(843)
Net decrease in cash, cash equivalents, and restricted cash	$(40,257)	$(65,347)
Cash flows from operating activities:
During the nine months ended September 30, 2020, our net loss was $128.9 million, which includes the following significant noncash expenses totaling $85.4 million from both continuing and discontinued operations: (i) $27.0 million of accumulated foreign currency translation losses that were realized upon the closing of the Transactions, (ii) $23.0 million of impairment losses related to goodwill and other noncurrent assets, (iii) $13.9 million of stock-based compensation expense, (iv) $13.7 million of depreciation and amortization expense, and (v) $7.8 million accretion of debt discount and amortization of deferred financing costs. These expenses were partially offset by the recognition of $12.8 million of previously deferred revenue upon the mutual terminations of collaboration agreements with Castle Creek and Oragenics in 2020.
During the nine months ended September 30, 2019, our net loss was $154.7 million, which includes the following significant noncash expenses totaling $53.2 million from both continuing and discontinued operations: (i) $18.7 million of depreciation and amortization expense, (ii) $14.5 million of stock-based compensation expense, (iii) $8.0 million of shares issued as payment for services, (iv) $7.0 million accretion of debt discount and amortization of deferred financing costs, and (v) $5.0 million of equity in net loss of affiliates. Additionally, we had an $3.8 million net increase in our operating assets and liabilities, including the receipt of $10.0 million cash payment from Surterra Holdings, Inc., as upfront consideration for a collaboration agreement in the second quarter of 2019 and a $3.8 million sublicensing fee from Castle Creek.
Our cash outflows from operations during the nine months ended September 30, 2020 decreased $43.2 million from the nine months ended September 30, 2019 primarily due to (i) the reduction in cash required to fund the businesses sold in the TS Biotechnology Sale, (ii) the reduction in cash requirements for MBP Titan as we suspended those operations in the second quarter of 2020, and (iii) reductions in operating expenses for our ActoBio and corporate operations as we streamlined both in order to further prioritize the use of our capital.
Cash flows from investing activities:
During the nine months ended September 30, 2020, we purchased $75.4 million of investments, net of maturities, primarily using the $64.2 million of proceeds received from the Transactions, net of cash sold, and the private placement to TS Biotechnology discussed below.
During the nine months ended September 30, 2019, we received net proceeds of $75.4 million from the maturities and sales of investments, and we used $33.2 million for purchases of property, plant and equipment. Additionally, our cash balance decreased $7.2 million as a result of the deconsolidation of AquaBounty Technologies, Inc, or AquaBounty.
Cash flows from financing activities:
During the nine months ended September 30, 2020, we received $35.0 million proceeds from the sale of our common stock in a private placement to TS Biotechnology.
During the nine months ended September 30, 2019, we received $6.6 million in net proceeds from an underwritten public offering completed by AquaBounty in March 2019.
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
•the timing, receipt, and amount of any payments received in connection with strategic transactions;
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
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments as of September 30, 2020 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$32,144	$7,116	$13,386	$10,540	$1,102
Convertible debt (1)	225,000	25,000	200,000	—	—
Cash interest payable on convertible debt	21,000	7,000	14,000	—	—
Long-term debt, excluding convertible debt	3,855	421	696	753	1,985
Total	$281,999	$39,537	$228,082	$11,293	$3,087
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Notes 11 and 20" appearing elsewhere in this Quarterly Report for further discussion of these instruments.
In addition to the obligations in the table above, as of September 30, 2020 we also have the following significant contractual obligations described below.
In conjunction with the formation of our JVs, we committed to making future capital contributions subject to certain conditions and limitations. As of September 30, 2020, our remaining capital contribution commitments to our JVs were $14.2 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
We are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products that incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. As of September 30, 2020, we also had research and development commitments with third parties totaling $12.4 million that had not yet been incurred.
Net operating losses
As of September 30, 2020, we had net operating loss carryforwards of approximately $702.7 million for U.S. federal income tax purposes available to offset future taxable income, including $450.0 million generated after 2017, U.S. capital loss carryforwards of $199.7 million, and U.S. federal and state research and development tax credits of approximately $10.0 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Net operating loss carryforwards generated prior to 2018 begin to expire in 2022, and capital loss carryforwards will begin to expire if unutilized in 2024. Our foreign subsidiaries included in continuing operations have foreign loss carryforwards of approximately $78.2 million, most of which do not expire. Excluding certain deferred tax liabilities totaling $2.7 million, our remaining net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.
As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of September 30, 2020, Precigen has utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of September 30, 2020, approximately $42.1 million of domestic net operating losses were inherited via acquisitions and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under SEC rules.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following sections provide quantitative information on our exposure to interest rate risk and foreign currency exchange risk. We make use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.
Interest rate risk
We had cash, cash equivalents and short-term investments of $113.1 million and $75.1 million as of September 30, 2020 and December 31, 2019, respectively. Our cash and cash equivalents and short-term investments consist of cash, money market funds, U.S. government debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities and certificates of deposit, which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
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
There has been no change in our internal control over financial reporting during the three months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, certain employees of the Company have been working remotely, but these changes to the working environment did not have a material effect on the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2020, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
In response to the COVID-19 pandemic, ActoBio took the initiative to temporarily suspend the last remaining cohort of the Phase1b/2a trial for AG019, which is the combination of AG019 plus teplizumab in patients 12 to 17 years of age, as a proactive measure to protect the welfare and safety of patients, caregivers, clinical site staff, and our employees and contractors. This voluntary suspension was lifted in June 2020, and the study is recruiting patients again. Further, from April to May 2020, enrollment of new patients in our PRGN-3005 Phase 1 trial was temporarily suspended due to a mandated hold on certain early and late-stage clinical trials at the Fred Hutchinson Cancer Research Center in Seattle that was instituted in light of the COVID-19 pandemic. As the COVID-19 pandemic continues to evolve, we may experience delays in the development of our product candidates, including as a result of declines in new patient enrollment for new and existing trials, ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography, site closures, reduced availability of other key personnel, availability of supplies, or for other reasons that may be difficult to anticipate. For example, we received IND clearance earlier this year to initiate, and initiated, a Phase 1/2 trial to study PRGN-2009 in participants with HPV+ cancers, but our ability to complete such a trial may be delayed or impeded by any of the foregoing factors as a result of the COVID-19 pandemic. In addition, the FDA or other regulatory authorities may have their resources diverted to responding to, or otherwise may be disrupted by, the COVID-19 pandemic, which could result in delays of reviews, approvals, and communications with regulatory authorities related to our clinical trials and product candidates. As the focus of our business is on healthcare, disruptions to our clinical trials could result in increased costs, delays in advancing product candidates, or ultimately, termination of clinical trials altogether resulting in a material adverse impact to our overall business. Furthermore, a failure to achieve meaningful clinical trial results, or even progress toward those results, could have a material adverse effect on the value of our securities and our ability to secure needed additional capital.
The effects of the COVID-19 pandemic have disrupted, and will likely continue to disrupt, our business operations, which could have a material adverse effect on our results of operations, cash flows, and financial position.
We are closely monitoring the impacts of COVID-19 on all aspects of our business. The operations of our businesses may continue to be adversely impacted by COVID-19, including, for example, if we are unable to secure necessary supplies, including personal protection equipment for our employees. We also rely on third parties for various aspects of our business, including developing some of our product candidates. These third parties may experience similar disruptions or negative impacts to their businesses due to COVID-19, which may result in additional delays or otherwise adversely impact our operations.
Trans Ova, our established bovine genetics company, has not been significantly impacted by disruptions from COVID-19 to date. However, ongoing disruptions from COVID-19 and its cascading effects could mean that the business may be materially adversely affected in the future, including by a decrease in sales or overall demand for our products, the inability of our customers to pay for our services and products, similar negative effects on our suppliers, and disruptions to the global supply chain generally. There have already been a number of initial reports regarding such disruptions to the beef and dairy industry as a result of the COVID-19 pandemic, which impact both Trans Ova's potential customers and its sources of certain resources, such as embryos. While Exemplar, our subsidiary that develops MiniSwine models to enable the study of life-threatening diseases, has not been significantly impacted by disruptions from COVID-19 to date, it could face similar types of challenges, including its customers delaying or refusing shipments because of delays in their research and development operations similar to, or more severe than, the challenges and risks we face with our operations.
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
Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall financial performance for the balance of 2020 and beyond cannot be reasonably estimated at this time, and it could have a material adverse effect on our results of operations, cash flows, and financial position, including resulting in impairments to goodwill and long-lived assets and additional credit losses.
The future of our MBP platform is uncertain, and the impacts of the COVID-19 pandemic may create additional challenges in the future with respect to MBP Titan's operations and related opportunities.
We previously announced that we are assessing the appropriate next steps with respect to the future of our MBP platform, which could include a financing directly into MBP Titan or other strategic alternatives. At this time, a financing or other strategic alternative does not appear imminent, and the market uncertainty driven by the COVID-19 pandemic and the current state of the energy sector raise additional challenges for the strategic alternatives we have been pursuing for the MBP platform in the near term. During the second quarter of 2020, we suspended MBP Titan's operations and are in the process of disposing of certain of its remaining assets and obligations. As a result of the current situation and the actions we have taken, we will continue to incur costs associated with the MBP platform, but we have placed on hold the developmental advancement of the underlying technology. It may be more difficult in the future to raise funds for the MBP platform or pursue strategic alternatives, and we may lose value that we have created in the MBP platform. During the nine months ended September 30, 2020, we incurred $22.0 million of noncash impairment charges related to goodwill and other long-lived assets associated with MBP Titan.
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
In evaluating our risks, readers also should carefully consider the risk factors discussed in our Annual Report, which could materially affect our business, financial condition, or operating results, in addition to the other information set forth in this report and in our other filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults on Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
10.1†	Executive Chairman Compensation Arrangement, by and between the Company and Randal J. Kirk.

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

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Shareholders' and Total Equity for the three and nine months ended September 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).
**    Furnished herewith.
†    Indicates management or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precigen, Inc.
(Registrant)

Date: November 9, 2020	By:	/s/ RICK L. STERLING
Rick L. Sterling
Chief Financial Officer
(Principal Financial and Accounting Officer)