Form 10-Q
period 2021-03-31
PRECIGEN, INC.
filed 2021-05-10
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, 206,414,135 shares of common stock, no par value per share, were issued and outstanding.

PRECIGEN, INC.
FORM 10-Q

Intrexon®, Trans Ova Genetics®, Progentus®, UltraCAR-T®, RheoSwitch®, UltraVector®, RTS®, and RheoSwitch Therapeutic System® are our and/or our affiliates' registered trademarks in the United States and ActoBiotics™, GenVec™, Precigen™, AdenoVerse™, ActoBio Therapeutics™, UltraPorator™, AttSite™, and Precigen Therapeutics™ are our and/or our affiliates' common law trademarks in the United States. This Quarterly Report on Form 10-Q, or Quarterly Report, and the information incorporated herein by reference contain references to trademarks, service marks, and trade names owned by us or other companies. Solely for convenience, trademarks, service marks, and trade names referred to in this Quarterly Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use or display of other companies' trade names, service marks, or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names, and service marks appearing in this Quarterly Report are the property of their respective owners. Unless the context requires otherwise, references in this Quarterly Report to "Precigen", "we", "us", and "our" refer to Precigen, Inc.

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report, including statements regarding our strategy; future events, including their outcome or timing; future operations; future financial position; future revenue; projected costs; prospects; plans; objectives of management; and expected market growth, are forward-looking statements. The words "aim", "anticipate", "assume", "believe", "continue", "could", "due", "estimate", "expect", "intend", "may", "plan", "positioned", "potential", "predict", "project", "seek", "should", "target", "will", "would", and the negatives of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements may relate to, among other things: (i) the impact of the COVID-19 pandemic on our clinical trials, businesses, operating results, cash flows, and/or financial condition; (ii) the timeliness of regulatory approvals; (iii) our strategy and overall approach to our business model, our efforts to realign our business, and our ability to exercise more control and ownership over the development process and commercialization path; (iv) our ability to successfully enter new markets or develop additional product candidates, including the expected timing and results of investigational studies and preclinical and clinical trials, including any delays or potential delays as a result of the COVID-19 pandemic, whether with our collaborators or independently; (v) our ability to consistently manufacture our product candidates on a timely basis or to establish agreements with third-party manufacturers; (vi) our ability to successfully enter into optimal strategic relationships with our subsidiaries and operating companies that we may form in the future; (vii) our ability to hold or generate significant operating capital, including through partnering, asset sales, and operating cost reductions; (viii) actual or anticipated variations in our operating results; (ix) actual or anticipated fluctuations in competitors' or collaborators' operating results or changes in their respective growth rates; (x) our cash position; (xi) market conditions in our industry; (xii) the volatility of our stock price; (xiii) the ability, and the ability of our collaborators, to protect our intellectual property and other proprietary rights and technologies; (xiv) our ability, and the ability of our collaborators, to adapt to changes in laws or regulations or policies, including federal, state, and local government responses to the COVID-19 pandemic; (xv) outcomes of pending and future litigation; (xvi) the rate and degree of market acceptance of any products developed by us, our subsidiaries, collaborations, or joint ventures, or JVs, and competition from existing technologies and products or new technologies and products that may emerge; (xvii) our ability to retain and recruit key personnel; (xviii) expectations related to the use of proceeds from public offerings and other financing efforts; (xix) estimates regarding expenses, future revenue, capital requirements, and needs for additional financing; and (xx) the effects, duration, and severity of the ongoing COVID-19 pandemic and the actions we and others have taken or may take in response.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, and may also concern our expectations relating to our subsidiaries and other affiliates. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in Part II, Item 1A, "Risk Factors," that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, JVs, or investments that we may make.
You should read this Quarterly Report, the documents that we reference in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2020, the other reports we have filed with the Securities and Exchange Commission, or SEC, and the documents that we have filed as exhibits to our filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$27,355	$51,792
Short-term investments	78,331	48,325
Receivables
Trade, less allowance for credit losses of $4,762 and $4,825 as of March 31, 2021 and December 31, 2020, respectively	20,790	16,487
Related parties, less allowance for credit losses of $1,509 as of March 31, 2021 and December 31, 2020	12	19
Notes	—	3,689
Other	555	232
Inventory	10,637	11,359
Prepaid expenses and other	6,430	7,192
Current assets held for sale or abandonment	8	9,853
Total current assets	144,118	148,948
Long-term investments	103,610	—
Property, plant and equipment, net	33,716	34,924
Intangible assets, net	61,230	65,396
Goodwill	54,238	54,363
Right-of-use assets	8,639	9,353
Other assets	1,433	1,603
Total assets	$406,984	$314,587
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2021	December 31, 2020
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$4,295	$4,598
Accrued compensation and benefits	6,425	8,097
Other accrued liabilities	7,437	9,549
Deferred revenue	3,845	2,800
Current portion of long-term debt	359	360
Current portion of lease liabilities	2,658	2,657
Related party payables	52	19
Current liabilities held for sale or abandonment	172	14,047
Total current liabilities	25,243	42,127
Long-term debt, net of current portion	174,158	171,522
Deferred revenue, net of current portion, including $21,205 from related parties as of March 31, 2021 and December 31, 2020	23,023	23,023
Lease liabilities, net of current portion	6,943	7,744
Deferred tax liabilities	2,722	2,897
Other long-term liabilities	100	100
Total liabilities	232,189	247,413
Commitments and contingencies (Note 16)
Shareholders' equity
Common stock, no par value, 400,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 206,414,135 shares and 187,663,207 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	2,013,757	1,886,567
Accumulated deficit	(1,840,708)	(1,823,390)
Accumulated other comprehensive income	1,746	3,997
Total shareholders' equity	174,795	67,174
Total liabilities and shareholders' equity	$406,984	$314,587
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2021	2020
Revenues
Collaboration and licensing revenues, including $0 and $198 from related parties during the three months ended March 31, 2021 and 2020, respectively	$66	$10,721
Product revenues	6,381	4,961
Service revenues	17,931	13,946
Other revenues	133	210
Total revenues	24,511	29,838
Operating Expenses
Cost of products	5,574	6,089
Cost of services	7,402	7,536
Research and development	10,521	11,327
Selling, general and administrative	18,702	21,486
Total operating expenses	42,199	46,438
Operating loss	(17,688)	(16,600)
Other Expense, Net
Interest expense	(4,539)	(4,592)
Interest income	392	673
Other income (expense), net	(58)	64
Total other expense, net	(4,205)	(3,855)
Equity in net loss of affiliates	(3)	(351)
Loss from continuing operations before income taxes	(21,896)	(20,806)
Income tax benefit (expense)	52	(40)
Loss from continuing operations	(21,844)	(20,846)
Income (loss) from discontinued operations, net of income taxes	4,526	(35,152)
Net loss	$(17,318)	$(55,998)
Net Loss per Share
Net loss from continuing operations per share, basic and diluted	$(0.11)	$(0.13)
Net income (loss) from discontinued operations per share, basic and diluted	0.02	(0.22)
Net loss per share, basic and diluted	$(0.09)	$(0.35)
Weighted average shares outstanding, basic and diluted	193,499,546	160,338,743
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Net loss	$(17,318)	$(55,998)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(48)	572
Loss on foreign currency translation adjustments	(2,203)	(1,415)
Release of cumulative foreign currency translation adjustments to loss from discontinued operations	—	26,957
Comprehensive loss	$(19,569)	$(29,884)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2020	187,663,207	$—	$1,886,567	$3,997	$(1,823,390)	$67,174
Stock-based compensation expense	—	—	5,415	—	—	5,415
Shares issued upon vesting of restricted stock units and for exercises of stock options	1,426,157	—	153	—	—	153
Shares issued as payment for services	74,771	—	577	—	—	577
Shares issued in public offering, net of issuance costs	17,250,000	—	121,045	—	—	121,045
Net loss	—	—	—	—	(17,318)	(17,318)
Other comprehensive loss	—	—	—	(2,251)	—	(2,251)
Balances at March 31, 2021	206,414,135	$—	$2,013,757	$1,746	$(1,840,708)	$174,795

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2019	163,274,880	$—	$1,752,048	$(27,468)	$(1,652,869)	$71,711
Stock-based compensation expense	—	—	4,372	—	—	4,372
Shares issued upon vesting of restricted stock units	668,786	—	—	—	—	—
Shares issued for accrued compensation	347,989	—	5,100	—	—	5,100
Shares issued as payment for services	392,483	—	930	—	—	930
Shares issued in private placement	5,972,696	—	35,000	—	—	35,000
Net loss	—	—	—	—	(55,998)	(55,998)
Release of cumulative translation adjustments to loss from discontinued operations	—	—	—	26,957	—	26,957
Other comprehensive loss	—	—	—	(843)	—	(843)
Balances at March 31, 2020	170,656,834	$—	$1,797,450	$(1,354)	$(1,708,867)	$87,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(17,318)	$(55,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,523	4,810
(Gain) loss on disposals of assets, net	(343)	217
Gain on sale of discontinued operations	—	(672)
Loss on release of cumulative foreign currency translation adjustments to loss from discontinued operations	—	26,957
Unrealized depreciation on equity securities	—	106
Amortization of premiums (discounts) on investments, net	57	(233)
Equity in net loss of affiliates	3	389
Stock-based compensation expense	5,415	4,372
Shares issued as payment for services	577	930
Provision for credit losses	162	523
Accretion of debt discount and amortization of deferred financing costs	2,751	2,517
Deferred income taxes	(56)	—
Other noncash items	(4,601)	239
Changes in operating assets and liabilities:
Receivables:
Trade	(4,949)	438
Related parties	7	25
Other	(279)	1,736
Inventory	721	1,202
Prepaid expenses and other	844	927
Other assets	95	7
Accounts payable	(189)	(917)
Accrued compensation and benefits	(1,893)	(1,941)
Other accrued liabilities	(2,216)	(2,974)
Deferred revenue	1,054	(10,437)
Lease liabilities	218	(53)
Related party payables	33	87
Net cash used in operating activities	(16,384)	(27,743)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Cash flows from investing activities
Purchases of investments	$(174,221)	$(119,267)
Sales and maturities of investments	40,500	18,000
Purchases of property, plant and equipment	(1,014)	(3,152)
Proceeds from sale of assets	1,944	684
Proceeds from sale of discontinued operations, net of cash sold	—	64,240
Proceeds from repayment of notes receivable	3,689	2,942
Net cash used in investing activities	(129,102)	(36,553)
Cash flows from financing activities
Proceeds from issuance of shares, net of issuance costs	121,045	35,000
Advances from lines of credit	—	8,718
Repayments of advances from lines of credit	—	(9,435)
Payments of long-term debt	(116)	(132)
Proceeds from stock option exercises	111	—
Net cash provided by financing activities	121,040	34,151
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11)	(39)
Net decrease in cash, cash equivalents, and restricted cash	(24,457)	(30,184)
Cash, cash equivalents, and restricted cash
Beginning of period	52,250	68,434
End of period	$27,793	$38,250
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,539	$3,568
Cash paid during the period for income taxes	4	40
Significant noncash activities
Accrued compensation paid in equity awards	$—	$5,100
Purchases of property and equipment included in accounts payable and other accrued liabilities	255	369
Proceeds from sale of assets included in accounts receivable	23	—
Proceeds from stock option exercises included in other receivables	42	—
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of March 31, 2021 and December 31, 2020 as shown above:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$27,355	$51,792
Restricted cash included in other assets	438	458
Cash, cash equivalents, and restricted cash	$27,793	$52,250
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
Trans Ova Genetics, L.C., including its wholly owned subsidiary Progentus, L.C., are providers of reproductive technologies, including services and products sold to cattle breeders and other producers and are hereinafter collectively referred to as "Trans Ova." Trans Ova is a wholly owned subsidiary with primary operations in California, Iowa, Maryland, Missouri, Texas, Washington, and Wisconsin.
Effective October 1, 2019, Precigen transferred substantially all of its proprietary methane bioconversion platform assets to a wholly owned subsidiary, MBP Titan LLC ("MBP Titan"). MBP Titan's proprietary technology is designed to convert natural gas into more valuable and usable energy and chemical products through novel, highly engineered bacteria that utilize specific energy feedstocks. Prior to October 1, 2019, the operation transferred to MBP Titan was an operating division within Precigen. Beginning in the second quarter of 2020, the Company suspended MBP Titan's operations and began the process to wind down MBP Titan's activities and had substantially completed the wind down by December 31, 2020, with the final disposition of certain property and equipment and the facility operating lease occurring in January 2021. With the exception of certain assets and obligations with which the Company has a continuing involvement after the wind down, MBP Titan has been presented as discontinued operations for all periods presented. See Note 3 for further discussion.
On January 31, 2020, Precigen completed the sale of the majority of its non-healthcare assets and operations to an affiliate of Third Security, LLC ("Third Security"), a related party, which are presented as discontinued operations for the three months ended March 31, 2020. See Notes 3 and 13 for further discussion.
Precigen and its consolidated subsidiaries are hereinafter referred to as the "Company."
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of March 31, 2021 and results of operations and cash flows for the interim periods ended March 31, 2021 and 2020. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
The accompanying condensed consolidated financial statements reflect the operations of Precigen and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity
Management believes that existing liquid assets as of March 31, 2021 will allow the Company to continue its operations for at least a year from the issuance date of these condensed consolidated financial statements. These condensed consolidated financial statements are presented in United States dollars. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of product candidates. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development, and clinical manufacturing of its and its collaborators' product candidates. Additionally, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2021, the Company incurred a net loss of $17,318 and, as of March 31, 2021, had an accumulated deficit of $1,840,708. Management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. In the absence of a significant source of recurring revenue, the Company's long-term success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, reduce uses of cash for operating and investing activities for non-healthcare functions, obtain regulatory approval of its product candidates, successfully commercialize its product candidates, generate revenue, meet its obligations and, ultimately, attain profitable operations.
Risks and Uncertainties
COVID-19 has had and continues to have an extensive impact on the global health and economic environments.
Commencing in the second half of March 2020, the Company's healthcare business began to experience delays to certain of its clinical trials as a result of COVID-19. For example, starting in March 2020, the Company temporarily suspended the last cohort of the Phase 1b/2a clinical trial for AG019 as a proactive measure to protect the welfare and safety of patients, caregivers, clinical site staff, its employees, and contractors. The temporary suspension of the AG019 trial was voluntary and was not related to any patient safety issues in the study. The voluntary suspension of the AG019 trial was lifted in June 2020, and recruitment in the study resumed. Additionally, from April to May 2020, enrollment of new patients in the Company's PRGN-3005 Phase 1 trial was temporarily suspended due to a mandated hold on certain early and late-stage clinical trials at the Fred Hutchinson Cancer Research Center in Seattle that was instituted in light of the COVID-19 pandemic. The temporary suspension of the PRGN-3005 trial was not related to safety issues in the studies, and in May 2020, recruitment resumed in the PRGN-3005 Phase 1 trial. Furthermore, there is uncertainty regarding the duration and severity of the ongoing pandemic, and the Company could experience further delays or other pandemic-related events that may adversely impact the Company's clinical as well as preclinical pipeline candidates in the future.
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
Equity Method Investments
The Company accounts for its investments in each of its joint ventures ("JVs") and accounted for its investments in start-up entities backed by the Harvest Intrexon Enterprise Fund I, LP ("Harvest"), all of which are related parties, using the equity method of accounting based upon relative ownership interest. See additional discussion related to certain of the Company's JVs in Note 4 and additional discussion related to certain of the Harvest start-up entities in Note 16.

Variable Interest Entities
As of March 31, 2021 and December 31, 2020, the Company determined that its JVs were variable interest entities ("VIEs"). The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. As of March 31, 2021 and December 31, 2020, the Company had no risk of loss related to the identified VIEs. See Note 4 for discussion of the Company's future funding commitments for its significant JVs.
Segment Information
The Company's chief operating decision maker ("CODM") regularly reviews disaggregated financial information for various operating segments. Starting in the first quarter of 2021, the financial information regularly reviewed by the CODM was revised and the operating segments, which were determined to be operating and reportable segments, were (i) Biopharmaceuticals, (ii) Exemplar, and (iii) Trans Ova. The legal entities of PGEN Therapeutics and ActoBio, as well as the Company's majority owned subsidiary Triple-Gene LLC and its partnered program with Castle Creek Biosciences, Inc. ("Castle Creek"), represent the Biopharmaceuticals reportable segment as these businesses share resources and the CODM manages these operations as a group. See Note 1 for a description of PGEN Therapeutics, ActoBio, Exemplar, and Trans Ova. Corporate expenses, which are not allocated to the segments and are managed at a consolidated level, include costs associated with general and administrative functions, including the Company's finance, accounting, legal, human resources, information technology, corporate communication, and investor relations functions. Corporate expenses exclude interest expense, depreciation and amortization, gain or loss on disposals of assets, stock-based compensation expense, loss on settlement agreement, and equity in net loss of affiliates. As a result of the revision of the reportable segments, the Company has restated its historical segment presentation to conform to the revised segment determination. See Note 19 for further discussion of the Company's segments.
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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The provisions of ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. The Company adopted this standard effective January 1, 2021, and there was no material impact to the accompanying consolidated financial statements.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). The provisions of ASU 2020-06 simplify accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The amendments in ASU 2020-06 are effective for annual periods beginning after December 15, 2021, and is effective for the Company for the year ending December 31, 2022. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.
3. Discontinued Operations
MBP Titan
As a result of market uncertainty driven by the COVID-19 pandemic and the state of the energy sector raising significant challenges for the strategic alternatives pursued by MBP Titan, beginning in the second quarter of 2020 and throughout the remainder of 2020, the Company suspended MBP Titan's operations, preserved certain of MBP Titan's intellectual property, terminated all of its personnel, and undertook steps to dispose of its other assets and obligations. The wind down of MBP Titan's activities was substantially completed by December 31, 2020, with the final disposition of certain property and equipment and the facility operating lease occurring in January 2021. This discontinuation of operations represented the continuation of a strategic shift to becoming a primarily healthcare company advancing technologies and products that address complex healthcare challenges that the Company commenced as part of the Transactions defined and discussed below. The assets, liabilities, and expenses related to the discontinued operations of MBP Titan are reclassified and presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods.
The January 2021 sale of property and equipment resulted in a gain on disposal of assets of $464, which is included in income from discontinued operations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2021. In January 2021, the Company executed termination and recapture agreements with the landlord of the leased facility used in MBP Titan's operations, thereby relieving the Company of all of its obligations related to the facility that were originally due to expire in July 2025. This lease termination resulted in a gain of $4,602, which is included in income from discontinued operations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2021.
After the wind down of MBP Titan, certain assets and contractual obligations which were previously managed by MBP Titan continue to be managed at the Precigen corporate level. These remaining assets and contractual obligations include the Company's equity interest in and collaboration agreements with Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), and Intrexon Energy Partners II, LLC ("Intrexon Energy Partners II"), including the associated deferred revenue remaining under each collaboration agreement (Notes 4 and 5), as well as the associated intellectual property developed by MBP Titan to date. These assets, liabilities, and related historical revenue and equity losses are included in the Company's operating results from continuing operations in the accompanying condensed consolidated financial statements for all periods presented as a result of the Company's continuing involvement.
The carrying values of the major classes of assets and liabilities included in assets and liabilities held for sale or abandonment related to MBP Titan as of March 31, 2021 and December 31, 2020, are as follows:

	March 31, 2021	December 31, 2020
Assets
Property, plant and equipment, net	$—	$586
Right-of-use assets	—	9,131
Other assets	8	136
Total assets held for sale or abandonment	$8	$9,853
Liabilities
Lease liabilities, current	$—	$1,890
Other current liabilities	172	619
Lease liabilities, net of current portion	—	11,538
Total liabilities held for sale or abandonment	$172	$14,047
The following table presents the financial results of discontinued operations related to MBP Titan:

	Three Months Ended March 31,
	2021	2020
Operating (gains) expenses	$(4,526)	$9,096
Operating income (loss)	4,526	(9,096)
Income (loss) before income taxes	4,526	(9,096)
Income (loss) from discontinued operations	$4,526	$(9,096)

The following table presents the significant noncash items, purchases of property, plant and equipment, and proceeds from sales of assets for the discontinued operations related to MBP Titan that are included in the accompanying condensed consolidated statements of cash flows.

	Three Months Ended March 31,
	2021	2020
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	$—	$1,011
Gain on disposal of assets	(464)	—
Stock-based compensation expense	—	78
Gain on lease termination (1)	(4,602)	—
Cash flows from investing activities
Purchases of property, plant and equipment	—	(72)
Proceeds from sales of assets	1,083	—
(1)Included in other noncash items on the accompanying condensed consolidated statement of cash flows.
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
The Transactions were approved by the Company's independent members of the board of directors in December 2019. The Transactions represented a strategic shift of the Company towards the Company becoming a primarily healthcare company advancing technologies and products that address complex healthcare challenges. The operations related to the Transactions are reclassified and presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods.
Upon the closing of the TS Biotechnology Sale in January 2020, the cumulative foreign currency translation losses totaling $26,957 were released to earnings and included in loss from discontinued operations. See further discussion below.

The following table presents the financial results of discontinued operations related to the Transactions for the three months ended March 31, 2020.

	Three Months Ended March 31, 2020
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
(1)Includes revenue recognized from related parties of $436.
The following table presents the significant noncash items and purchases of property, plant and equipment for the discontinued operations related to the Transactions that are included in the accompanying condensed consolidated statement of cash flows.

Three Months Ended March 31, 2020
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale of discontinued operations	$(672)
Loss on release of cumulative foreign currency translation adjustment	26,957
Unrealized depreciation on equity securities	106
Equity in net loss of EnviroFlight	38
Stock-based compensation expense	(1,346)
Cash flows from investing activities
Purchases of property, plant and equipment	(382)
Also see Note 13 below.
Equity Method Investments
The Company accounted for its investment in EnviroFlight using the equity method of accounting.

Summarized financial data for EnviroFlight is shown in the following table for the period in which the Company held the equity method investment.

Three Months Ended March 31, 2020
Revenues	$16
Operating expenses	92
Operating loss	(76)
Net loss	$(76)
Out-of-Period Adjustment
During the three months ended March 31, 2020, the Company recorded an out-of-period adjustment of $26,572 to loss from discontinued operations which relates to the effect of cumulative foreign translation losses associated with the entities sold in the TS Biotechnology Sale. This charge, which is entirely noncash, should have been recorded in the year ended December 31, 2019 as an additional impairment charge included in loss from discontinued operations. There was no impact to net loss from continuing operations, cash and short-term investments, cash flows, or Segment Adjusted EBITDA. The error also had no impact on the cash consideration received upon closing of the TS Biotechnology Sale nor the representations and warranties made by the Company in the transaction. The Company evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that this adjustment was not material to the Company's results of operations for the three months ended March 31, 2020.
Where applicable, the notes to the accompanying condensed consolidated financial statements have been updated to reflect information pertaining to the Company's continuing operations.
4. Investments in Joint Ventures
Intrexon Energy Partners
In March 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners, a JV formed to optimize and scale-up the Company's methane bioconversion platform technology for the production of certain fuels and lubricants. The Company also entered into an exclusive channel collaboration ("ECC") with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion for the production of certain fuels and lubricants, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Precigen has committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, have committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of March 31, 2021, the Company's remaining commitment was $4,225. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board, which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(428) and $(425) as of March 31, 2021 and December 31, 2020, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets, which represents the Company's equity in losses for contractually committed contributions to Intrexon Energy Partners.
See Note 3 for additional discussion regarding the Company's investment in Intrexon Energy Partners.
Intrexon Energy Partners II
In December 2015, the Company and certain investors (the "IEPII Investors"), including Harvest, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners II, a JV formed to utilize the Company's methane bioconversion platform technology for the production of 1,4-butanediol, an industrial chemical used to manufacture spandex, polyurethane, plastics, and polyester. The Company also entered into an ECC with Intrexon Energy Partners II that provides exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $18,000 while retaining a 50% membership interest in Intrexon Energy Partners II. The IEPII Investors made initial capital contributions, totaling $18,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners II totaling 50%. In December 2015, the owners of Intrexon Energy Partners II made a capital contribution of $4,000, half of which was paid by the Company. Precigen has committed to make additional capital contributions of up to $10,000, and the IEPII Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners II, have committed to make additional capital contributions of up to $10,000, at the request of Intrexon Energy Partners II's board of managers (the "Intrexon Energy Partners II Board") and subject to certain limitations. As of March 31, 2021, the Company's remaining commitment was $10,000. Intrexon Energy Partners II is governed by the Intrexon Energy Partners II Board, which has five members. One member of the Intrexon Energy Partners II Board is designated by the Company and four members are designated by a majority of the IEPII Investors. The Company and the IEPII Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners II Board.
The Company's investment in Intrexon Energy Partners II was $(435) as of March 31, 2021 and December 31, 2020, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets, which represents the Company's equity in losses for contractually committed contributions to Intrexon Energy Partners II.
See Notes 3 and 16 for additional discussion regarding the Company's investment in Intrexon Energy Partners II.
5. Collaboration and Licensing Revenue
Historically, the Company has derived collaboration and licensing revenue through agreements with counterparties for the development and commercialization of products enabled by the Company's technology platforms. These collaborations and licensing agreements may provide for multiple promises to be satisfied by the Company and typically include a license to the Company's technology platforms, participation in collaboration committees, and performance of certain research and development services. Based on the nature of the promises in the Company's collaboration and licensing agreements, the Company typically combines most of its promises into a single performance obligation because the promises are highly interrelated and not individually distinct. Options to acquire additional services are considered to determine if they constitute material rights. At contract inception, the transaction price is typically the upfront payment received and is allocated to the performance obligations. The Company has determined the transaction price should be recognized as revenue based on its measure of progress under the agreement primarily based on inputs necessary to fulfill the performance obligation.
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

The following table summarizes the amounts recorded as revenue in the condensed consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
ZIOPHARM Oncology, Inc.	$—	$100
Oragenics, Inc.	—	198
Castle Creek Biosciences, Inc.	59	10,363
Other	7	60
Total (1)	$66	$10,721
(1)Collaboration and licensing revenues recognized for the three months ended March 31, 2021 and 2020, include the recognition of $66 and $10,384, respectively, associated with upfront and milestone payments which were previously deferred.
There have been no significant changes to the agreements with our collaborators and licensees in the three months ended March 31, 2021.
Deferred Revenue
Deferred revenue primarily consists of consideration received for the Company's collaboration and licensing agreements. Deferred revenue consisted of the following:

	March 31, 2021	December 31, 2020
Collaboration and licensing agreements	$23,354	$23,420
Prepaid product and service revenues	3,301	2,126
Other	213	277
Total	$26,868	$25,823
Current portion of deferred revenue	$3,845	$2,800
Long-term portion of deferred revenue	23,023	23,023
Total	$26,868	$25,823
Revenue is recognized under collaboration and licensing agreements as services are performed. Certain of the arrangements are not active while the other party evaluates the status of the project and its desired future development activities. The following table summarizes the remaining balance of deferred revenue associated with upfront and milestone payments for each significant counterparty to a collaboration or licensing agreement as of March 31, 2021 and December 31, 2020, as well as the estimated remaining performance period as of March 31, 2021.

	Average Remaining Performance Period (Years)	March 31, 2021	December 31, 2020
Intrexon Energy Partners, LLC	3.0	$8,362	$8,362
Intrexon Energy Partners II, LLC	3.7	12,843	12,843
Castle Creek Biosciences, Inc.	0.8	320	379
Other	2.0	1,829	1,836
Total		$23,354	$23,420

6. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of March 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$181,711	$1	$(36)	$181,676
Certificates of deposit	265	—	—	265
Total	$181,976	$1	$(36)	$181,941
The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$48,048	$14	$(1)	$48,061
Certificates of deposit	264	—	—	264
Total	$48,312	$14	$(1)	$48,325
The estimated fair value of available-for-sale investments classified by their contractual maturities as of March 31, 2021 was:

Due within one year	$78,331
After one year through three years	103,610
Total	$181,941
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company's debt security investments are not significant as of March 31, 2021.
7. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
Assets
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of March 31, 2021:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2021
Assets
U.S. government debt securities	$—	$181,676	$—	$181,676
Other	—	265	—	265
Total	$—	$181,941	$—	$181,941

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of December 31, 2020:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2020
Assets
U.S. government debt securities	$—	$48,061	$—	$48,061
Other	—	264	—	264
Total	$—	$48,325	$—	$48,325
The method used to estimate the fair value of the Level 2 short-term and long-term debt investments in the tables above is based on professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.
Liabilities
The carrying values of the Company's long-term debt, excluding the 3.50% convertible senior notes due 2023 (the "Convertible Notes"), approximates fair value due to the length of time to maturity and/or the existence of interest rates that approximate prevailing market rates.
The calculated fair value of the Convertible Notes (Note 11) was approximately $176,000 and $165,000 as of March 31, 2021 and December 31, 2020, respectively, and is based on the recent third-party trades of the instrument as of the balance sheet date. The fair value of the Convertible Notes is classified as Level 2 within the fair value hierarchy as there is not an active market for the Convertible Notes, however, third-party trades of the instrument are considered observable inputs. The Convertible Notes are reflected on the accompanying condensed consolidated balance sheets at amortized cost, which was $170,898 and $168,147 as of March 31, 2021 and December 31, 2020, respectively.
8. Inventory
Inventory consists of the following:

	March 31, 2021	December 31, 2020
Supplies, embryos and other production materials	$2,085	$2,060
Work in process	2,239	2,348
Livestock	4,860	5,047
Feed	1,453	1,904
Total inventory	$10,637	$11,359

9. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	March 31, 2021	December 31, 2020
Land and land improvements	$9,844	$9,844
Buildings and building improvements	12,088	12,088
Furniture and fixtures	1,224	1,228
Equipment	31,537	31,150
Leasehold improvements	6,260	6,260
Breeding stock	912	868
Computer hardware and software	5,710	5,684
Construction and other assets in progress	2,530	2,754
	70,105	69,876
Less: Accumulated depreciation and amortization	(36,389)	(34,952)
Property, plant and equipment, net	$33,716	$34,924
Depreciation expense was $1,593 and $1,920 for the three months ended March 31, 2021 and 2020, respectively.
10. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the three months ended March 31, 2021 were as follows:

Balance at December 31, 2020	$54,363
Foreign currency translation adjustments	(125)
Balance at March 31, 2021	$54,238
The Company had $43,643 of cumulative impairment losses as of March 31, 2021 and December 31, 2020.
Intangible assets consist of the following as of March 31, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$93,691	$(34,946)	$58,745
Customer relationships	10,850	(9,568)	1,282
Trademarks	5,900	(4,697)	1,203
Total	$110,441	$(49,211)	$61,230
Intangible assets consist of the following as of December 31, 2020:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$96,927	$(34,412)	$62,515
Customer relationships	10,850	(9,340)	1,510
Trademarks	5,900	(4,529)	1,371
Total	$113,677	$(48,281)	$65,396
Amortization expense was $1,930 and $1,879 for the three months ended March 31, 2021 and 2020, respectively.

11. Lines of Credit and Long-Term Debt
Lines of Credit
Trans Ova has a $5,000 revolving line of credit with First National Bank of Omaha that matures on April 1, 2022. The line of credit bears interest at the greater of the U.S. Prime Rate or 3.00%, and the actual rate was 3.25% as of March 31, 2021. As of March 31, 2021, there was no outstanding balance. The amount available under the line of credit is based on eligible accounts receivable and inventory up to the maximum principal amount and was $5,000 as of March 31, 2021. The line of credit is collateralized by certain of Trans Ova's assets and contains certain restricted covenants that include maintaining minimum tangible net worth and working capital and maximum allowable annual capital expenditures.
Exemplar has a $700 revolving line of credit with American State Bank that matures on October 31, 2021. As of March 31, 2021, the line of credit bore interest at 4.00% per annum, and there was no outstanding balance.
Long-Term Debt
Long-term debt consists of the following:

	March 31, 2021	December 31, 2020
Convertible debt	$170,898	$168,147
Notes payable	3,547	3,655
Other	72	80
Long-term debt	174,517	171,882
Less current portion	359	360
Long-term debt, less current portion	$174,158	$171,522
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
None of the above events allowing for conversion prior to April 1, 2023 occurred during the three months ended March 31, 2021. On or after April 1, 2023 until June 30, 2023, holders may convert their Convertible Notes at any time. Precigen may not redeem the Convertible Notes prior to the maturity date.
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
The net proceeds received from the issuance of the Convertible Notes were initially allocated between long-term debt, the liability component, in the amount of $143,723, and additional paid-in capital, the equity component, in the amount of $50,235. Additional paid-in capital was further reduced by $13,367 of deferred taxes resulting from the difference between the carrying amount and the tax basis of the Convertible Notes that is created by the equity component, which also resulted in deferred tax benefit recognized from the reversal of valuation allowances on the then current year domestic operating losses in the same amount. As of March 31, 2021, the outstanding principal balance on the Convertible Notes was $200,000 and the carrying value of long-term debt was $170,898. The effective interest rate on the Convertible Notes, including amortization of the long-term debt discount and debt issuance costs, is 11.02%. As of March 31, 2021, the unamortized long-term debt discount and debt issuance costs totaled $29,102.
The components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended March 31,
	2021	2020
Cash interest expense	$1,750	$1,750
Non-cash interest expense	2,751	2,517
Total interest expense	$4,501	$4,267
Accrued interest of $1,750 is included in other accrued liabilities on the accompanying condensed consolidated balance sheet as of March 31, 2021.
ActoBio Convertible Notes
In September 2018, ActoBio issued $30,000 of convertible promissory notes (the "ActoBio Notes") to a related party in conjunction with an asset acquisition with Harvest. The ActoBio Notes, which accrued interest at 3.0% compounded annually ("accrued PIK interest"), matured in September 2020. The Company issued 6,293,402 shares of Precigen common stock upon conversion of the outstanding principal balance and accrued PIK interest at maturity. Interest expense was $235 for the three months ended March 31, 2020.
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

Notes Payable
Trans Ova has a note payable to American State Bank that matures in April 2033 and had an outstanding principal balance of $3,547 as of March 31, 2021. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by certain of Trans Ova's real estate and non-real estate assets.
Future Maturities
Future maturities of long-term debt as of March 31, 2021 are as follows:

2021	$272
2022	398
2023	200,361
2024	375
2025	390
2026	406
Thereafter	1,417
Total	$203,619
12. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company's annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. The Company has U.S. taxable loss of approximately $40,400 and $79,300 for the three months ended March 31, 2021 and 2020, respectively. The following table presents the components of income tax (benefit) expense from continuing operations.

	Three Months Ended March 31,
	2021	2020
Current foreign income tax expense from continuing operations	$4	$40
Deferred income tax benefit from continuing operations	(56)	—
Total income tax (benefit) expense from continuing operations	$(52)	$40
The Company's net deferred tax assets, excluding certain deferred tax liabilities totaling $2,722, are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's losses and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
As of March 31, 2021, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $796,600 available to offset future taxable income, including approximately $543,900 generated after 2017, U.S. capital loss carryforwards of approximately $211,500, and federal and state research and development tax credits of approximately $10,300, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. Net operating loss carryforwards generated prior to 2018 will begin to expire in 2022, and capital loss carryforwards will expire if unutilized beginning in 2024. As of March 31, 2021, the Company's foreign subsidiaries have foreign loss carryforwards of approximately $78,050, most of which do not expire.

13. Shareholders' Equity
Issuances of Precigen Common Stock
In January 2021, the Company closed a public offering of 17,250,000 shares of its common stock, resulting in net proceeds of $121,045 after deducting underwriting discounts and $568 of capitalized offering expenses.
Concurrent with entering into the TS Biotechnology Sale on January 1, 2020, the Company also entered into a subscription agreement with TS Biotechnology pursuant to which TS Biotechnology purchased 5,972,696 shares of the Company's common stock for $35,000 on January 31, 2020.
See Notes 11 and 17 for discussion regarding additional issuances of Precigen common stock.
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
Components of Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

	March 31, 2021	December 31, 2020
Unrealized gain (loss) on investments	$(35)	$13
Income on foreign currency translation adjustments	1,781	3,984
Total accumulated other comprehensive income	$1,746	$3,997

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

	Three Months Ended March 31,
	2021	2020
Cost of products	$9	$4
Cost of services	65	29
Research and development	1,038	535
Selling, general and administrative	4,303	5,072
Discontinued operations	—	(1,268)
Total	$5,415	$4,372
Precigen Stock Option Plans
In April 2008, Precigen adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Precigen's board of directors granted share-based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of March 31, 2021, there were 158,288 stock options outstanding under the 2008 Plan.
Precigen adopted the 2013 Plan for employees and nonemployees pursuant to which Precigen's board of directors may grant share-based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective in August 2013, and as of March 31, 2021, there were 27,000,000 shares authorized for issuance under the 2013 Plan, of which 10,227,008 stock options and 574,672 RSUs were outstanding and 6,753,674 shares were available for grant.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of March 31, 2021, there were 5,000,000 shares authorized for issuance under the 2019 Plan, of which 1,066,318 stock options and 215,692 RSUs were outstanding and 1,974,662 shares were available for grant.
Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2020	11,255,896	$15.53	7.25
Granted	228,320	7.74
Exercised	(26,790)	(5.70)
Forfeited	(1,726)	(9.98)
Expired	(4,086)	(26.77)
Balances at March 31, 2021	11,451,614	15.39	7.17
Exercisable at March 31, 2021	7,462,888	17.43	6.36

RSU activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2020	1,727,712	$6.11	0.42
Granted	462,019	7.87
Vested	(1,399,367)	(5.47)
Balances at March 31, 2021	790,364	8.29	0.85
Precigen currently uses authorized and unissued shares to satisfy share award exercises.
The Company's Executive Chairman ("Executive Chairman"), who previously served as an employee and executive officer until September 24, 2020, received a base salary of $200 per month through March 31, 2020, payable in fully-vested shares of Precigen common stock with such shares subject to a three-year lock-up on resale. In September 2020, the Company's board of directors, upon the recommendation of the compensation committee of the board, approved a new compensation arrangement for the Executive Chairman consisting of (i) an annual retainer of $100 payable in cash or, at the Executive Chairman's election, shares of Precigen common stock; (ii) an annual grant of fully vested stock options having a grant date fair value of $250; and (iii) an annual grant of RSUs having a grant date fair value of $250 vesting over one year. The new compensation arrangement began in calendar year 2021 and was prorated for the nine months of 2020 not covered by the Executive Chairman's previous compensation arrangement discussed above. Expense associated with the arrangements above is included in selling, general, and administrative expenses in the Company's condensed consolidated statements of operations and totaled $400 and $454 for the three months ended March 31, 2021 and 2020, respectively.
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
The components of lease costs were as follows:

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$839	$901
Short-term lease costs	506	437
Variable lease costs	230	224
Lease costs	$1,575	$1,562

As of March 31, 2021, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2021	$2,653
2022	3,358
2023	2,055
2024	1,814
2025	1,076
2026	562
Thereafter	285
Total	11,803
Present value adjustment	(2,202)
Total	$9,601
Current portion of operating lease liabilities	$2,658
Long-term portion of operating lease liabilities	6,943
Total	$9,601
Other information related to operating leases in continuing operations was as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term (years)	4.05	4.21
Weighted average discount rate	10.26%	10.27%

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,005	$995
Operating lease right-of-use assets added in exchange for new lease liabilities	55	25
16. Commitments and Contingencies
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
In October 2020, several purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of California on behalf of certain purchasers of the Company's common stock. The complaints name as defendants the Company and certain of its current and former officers. The plaintiff's claims track the allegations in the SEC's administrative order described above and assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiffs seek compensatory damages, interest, and an award of reasonable attorney's fees and costs. In April 2021, the court granted an order consolidating the claims and appointed a lead plaintiff and lead counsel in the case, captioned Abailla v. Precigen, Inc., F/K/A Intrexon Corp., et al. In December 2020, a derivative shareholder action, captioned Edward D. Wright, derivatively on behalf of Precigen, Inc. F/K/A Intrexon Corp. v. Alvarez et al, was filed in the Circuit Court for Fairfax County in Virginia on behalf of Precigen, Inc. The complaint names as defendants current directors and certain current and former officers. The plaintiff's claims track the allegations in the SEC's administrative order described above and assert claims under state law. The plaintiff seeks damages, forfeiture of benefits received by defendants, and an award of reasonable attorneys' fees and costs. The Company intends to defend the lawsuits vigorously; however, there can be no assurances regarding the ultimate outcome of these lawsuits.
On July 10, 2020, the Company received a notice of arbitration from Harvest pursuant to the Collaboration Investment Opportunity Agreement dated March 13, 2015. In December 2020, the Company entered into an agreement with Harvest to resolve matters related to the parties' contractual and equity relationships and to settle all claims made in connection with the notice of arbitration noted above. Pursuant to the settlement agreement, the Company issued 2,117,264 shares of its common stock to Harvest valued at $18,103 in consideration of (i) the termination of the ECC agreements with Thrive Agrobiotics, Inc., Exotech Bio, Inc., and AD Skincare, Inc., which the Company had $6,993 of deferred revenue remaining related to these ECCs prior to the settlement agreement; (ii) the return of the Company's ownership interest in these Harvest start-up entities that had a total value of $326 prior to the settlement agreement; (iii) the commitment of Harvest to take reasonable commercial efforts to transfer to the Company its membership interests in Intrexon Energy Partners II; and (iv) mutual irrevocable and unconditional releases of claims. The Company wrote off the investment balances and netted the deferred revenue balances associated with the eliminated service obligation against the consideration paid. Outstanding receivables from these Harvest start-up entities related to research and development services performed by the Company under the ECC agreements, which had been fully reserved in 2019, were also forgiven as part of the settlement agreement and written off by the Company. Following the settlement agreement, these Harvest start-up entities are no longer related parties.
The Company has previously entered into strategic collaborations, including ECCs and JVs, to fund and develop products enabled by its technologies. These relationships involve complex interests, and the Company's interests may diverge with those of its collaborators, which can occur as a result of operations under those collaborations, business or technological developments, or as the Company transitions away from, or terminates, certain strategic collaborations. The Company has had, and has, disagreements and disputes with certain collaborators and JV partners, including the IEP Investors and the IEPII Investors. While the Company believes it is entitled to payment for work performed per its collaborations and JVs, consistent with its policy for accounting for accounts receivable, the Company has fully reserved the amount of any disputed accounts receivable that remained outstanding as of March 31, 2021. These disagreements and disputes result in management distraction and may result in litigation, unfavorable settlements, or concessions by the Company, or adverse regulatory action, any of which could harm the Company's business or operations.
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2021, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
The Company's Executive Chairman is also the Senior Managing Director and Chairman of Third Security and owns 100% of the equity interests of Third Security. The Company has an agreement with Third Security under which the Company reimburses Third Security for certain tax-related services performed by Third Security as requested by the Company. The Company also reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf. The total expenses incurred by the Company under these arrangements were $41 and $38 for the three months ended March 31, 2021 and 2020, respectively.
See also Note 14 regarding compensation arrangements between the Company and its Executive Chairman.
The Company also subleases certain administrative offices to Third Security. The significant terms of the lease mirror the terms of the Company's lease with the landlord, and the Company recorded sublease income of $20 and $22 for the three months ended March 31, 2021 and 2020, respectively.
See Notes 1, 3, and 13 regarding additional transactions with affiliates of Third Security.
Transactions with ECC Parties
Collaborators in which the Company holds more than a de minimis equity interest, including interests received as upfront or milestone payments through collaborations, are considered related parties. The Company held Series A Convertible Preferred Stock (the "Convertible Preferred Shares"), a convertible note, common shares of Castle Creek, and warrants to purchase shares of Castle Creek common stock previously acquired through collaborations and other transactions. As a result of the acquisition of Castle Creek by Castle Creek Pharmaceutical Holdings, Inc. ("Castle Creek Pharmaceutical") in December 2019, the Company received $1,280 in December 2019 for its shares of Castle Creek common stock and received a total of $3,311 in January 2020 for the Convertible Preferred Shares and the convertible note, including accrued interest thereon. Subsequent to the acquisition by Castle Creek Pharmaceutical, Castle Creek is no longer a related party.
18. Net Loss per Share
The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2021	2020
Historical net loss per share:
Numerator:
Net loss from continuing operations	$(21,844)	$(20,846)
Net income (loss) from discontinued operations	4,526	(35,152)
Net loss	$(17,318)	$(55,998)
Denominator:
Weighted average shares outstanding, basic and diluted	193,499,546	160,338,743
Net loss per share:
Net loss from continuing operations per share, basic and diluted	$(0.11)	$(0.13)
Net income (loss) from discontinued operations per share, basic and diluted	0.02	(0.22)
Net loss per share, basic and diluted	$(0.09)	$(0.35)

The following potentially dilutive securities as of March 31, 2021 and 2020, have been excluded from the above computations of diluted weighted average shares outstanding for the three months then ended as they would have been anti-dilutive:

	March 31,
	2021	2020
Convertible debt	11,732,440	31,614,643
Options	11,451,614	13,066,947
Restricted stock units	790,364	3,389,146
Warrants	133,264	133,264
Total	24,107,682	48,204,000
19. Segments
The Company's CODM assesses the operating performance of and allocates resources for several operating segments using Segment Adjusted EBITDA. Management believes this financial metric is a key indicator of operating results since it excludes noncash revenues and expenses that are not reflective of the underlying business performance of an individual enterprise. The Company defines Segment Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net loss of affiliates, and (x) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates, but includes proceeds from the sale of assets in the period sold. During the three months ended March 31, 2021, the Company modified the definition of Segment Adjusted EBITDA to exclude the gain or loss on disposals of assets and include proceeds from the sale of assets in the period sold. Segment Adjusted EBITDA for the three months ended March 31, 2020 was restated to reflect this change.
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
For the three months ended March 31, 2021, the Company's reportable segments were (i) Biopharmaceuticals, (ii) Exemplar, and (iii) Trans Ova. These identified reportable segments met the quantitative thresholds to be reported separately for the three months ended March 31, 2021. See Note 2 for a description of Biopharmaceuticals. See Note 1 for a description of Exemplar and Trans Ova.
Segment Adjusted EBITDA by reportable segment was as follows:

	Three Months Ended March 31,
	2021	2020
Biopharmaceuticals	$(8,854)	$(10,022)
Exemplar	1,806	250
Trans Ova	6,421	(457)
Segment Adjusted EBITDA for reportable segments	$(627)	$(10,229)

The table below reconciles Segment Adjusted EBITDA for reportable segments to consolidated net loss from continuing operations before income taxes:

	Three Months Ended March 31,
	2021	2020
Segment Adjusted EBITDA for reportable segments	$(627)	$(10,229)
Remove cash paid for capital expenditures, net of proceeds from sale of assets, and cash paid for investments in affiliates	597	2,125
Add recognition of previously deferred revenue associated with upfront and milestone payments	307	12,473
Other expenses:
Interest expense	(4,539)	(4,592)
Depreciation and amortization	(3,523)	(3,799)
Loss on disposals of assets	(121)	(217)
Stock-based compensation expense	(5,415)	(5,640)
Adjustment related to accrued bonuses paid in equity awards	—	2,833
Equity in net loss of affiliates	(3)	(351)
Other	(7)	9
Unallocated corporate costs	(8,194)	(10,838)
Eliminations	(371)	(2,580)
Consolidated net loss from continuing operations before income taxes	$(21,896)	$(20,806)
Revenues by reportable segment were as follows:

	Three Months Ended March 31, 2021
	Biopharmaceuticals	Exemplar	Trans Ova	Total
Revenues from external customers	$178	$3,257	$21,076	$24,511
Intersegment revenues	241	—	107	348
Total segment revenues	$419	$3,257	$21,183	$24,859

	Three Months Ended March 31, 2020
	Biopharmaceuticals	Exemplar	Trans Ova	Total
Revenues from external customers	$10,862	$2,151	$16,785	$29,798
Intersegment revenues	2,089	—	109	2,198
Total segment revenues	$12,951	$2,151	$16,894	$31,996
The table below reconciles total segment revenues from reportable segments to total consolidated revenues:

	Three Months Ended March 31,
	2021	2020
Total segment revenues from reportable segments	$24,859	$31,996
Other revenues	—	41
Elimination of intersegment revenues	(348)	(2,199)
Total consolidated revenues	$24,511	$29,838
As of March 31, 2021 and December 31, 2020, the Company had $5,407 and $5,908, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $99 and $241 for the three months ended March 31, 2021 and 2020, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2020, or Annual Report.
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
We have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies. In October 2020, we announced that UltraPorator received U.S. Food and Drug Administration, or FDA, clearance for manufacturing UltraCAR-T cells in clinical trials, and in November 2020, we announced that we have begun dosing patients with UltraCAR-T cells manufactured with UltraPorator in our PRGN-3005 and PRGN-3006 clinical trials.
We exercise discipline in our portfolio management by systematically evaluating data from our preclinical programs in order to make rapid "go" and "no go" decisions. Through this process, we believe we can more effectively allocate resources to programs that we believe show the most promise and advance such programs to clinical trials.
Our Healthcare Business
Our healthcare business focuses on human therapeutics and developing research models and services for healthcare research applications. Our Biopharmaceuticals segment is operated by our wholly owned subsidiaries PGEN Therapeutics, Inc., or PGEN Therapeutics, and Precigen ActoBio, Inc., or ActoBio, and our majority ownership interest in Triple-Gene LLC, doing business as Precigen Triple-Gene, or Triple-Gene, as well as equity and royalty interests in therapeutics and therapeutic platforms from companies not controlled by us. Exemplar Genetics LLC, doing business as Precigen Exemplar, or Exemplar, is a wholly owned subsidiary which is focused on developing research models and services for healthcare research applications.

Biopharmaceuticals
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
PGEN Therapeutics is developing therapies primarily built on our UltraCAR-T therapeutics platform and our "off-the-shelf" AdenoVerse immunotherapy platform. Through our UltraCAR-T therapeutics platform, we are able to precision-engineer UltraCAR-T cells to produce a homogeneous cell product that simultaneously expresses antigen-specific chimeric antigen receptor, or CAR, kill switch, and our proprietary membrane-bound interleukin-15, or mbIL15, genes in any genetically modified UltraCAR-T cell. Our decentralized and rapid proprietary manufacturing process allows us to manufacture UltraCAR-T cells overnight at a medical center's current good manufacturing practices facility and reinfuse the patient the following day after gene transfer. This process improves upon current approaches to CAR-T manufacturing, which require extensive ex vivo expansion following viral vector transduction to achieve clinically relevant cell numbers that we believe can result in the exhaustion of CAR-T cells prior to their administration, limiting their potential for persistence in patients. We have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies. The UltraPorator system includes proprietary hardware and software solutions and potentially represents major advancements over current electroporation devices by significantly reducing the processing time and contamination risk. UltraPorator is intended to be a viable scale-up and commercialization solution for decentralized UltraCAR-T manufacturing. Our AdenoVerse immunotherapy platform utilizes a library of proprietary adenovectors for the efficient gene delivery of therapeutic effectors, immunomodulators, and vaccine antigens. We have established proprietary manufacturing cell lines and production methodologies from our AdenoVerse immunotherapy platform, which we believe are easily scalable for commercial supply. We believe that our proprietary gorilla adenovectors, part of the AdenoVerse technology, have superior performance characteristics as compared to current competition, including standard human adenovirus serotype 5, rare human adenovirus types and other non-human primate adenovirus types.
Our most advanced programs within PGEN Therapeutics are as follows:
PRGN-3005 is a first-in-class, investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to simultaneously express a CAR targeting the unshed portion of the Mucin 16 antigen, mbIL15, and kill switch genes. PRGN-3005 is currently being evaluated in a Phase 1/1b clinical trial for the treatment of advanced, recurrent platinum-resistant ovarian cancer, fallopian tube or primary peritoneal cancer. A dose escalation phase of the intraperitoneal (IP) arm of the PRGN-3005 Phase 1 trial is ongoing, and an expansion phase is planned at the maximum tolerated dose, or MTD. A dose escalation phase of the intravenous (IV) arm of the PRGN-3005 trial is ongoing concurrently with the IP arm.
PRGN-3006 is a first-in-class, investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to express a CAR to target CD33 (Siglec-3), mbIL15 and kill switch genes. PRGN-3006 is currently being evaluated in an investigator-initiated Phase 1/1b clinical trial for the treatment of relapsed or refractory acute myeloid leukemia, or AML, higher-risk myelodysplastic syndromes, or MDS, and chronic myelomonocytic leukemia, or CMML. A dose escalation phase of each of the non-lymphodepletion and the lymphodepletion arms of this Phase 1 trial is ongoing concurrently. The dose escalation phase of each arm is planned to be followed by an expansion phase at the MTD. PRGN-3006 was granted Orphan Drug designation for the treatment of AML by the FDA.
PRGN-2009 is a first-in-class, "off-the-shelf" investigational immunotherapy designed to activate the immune system to recognize and target human papillomavirus-positive, or HPV+, solid tumors. PRGN-2009 leverages our UltraVector and AdenoVerse platforms to optimize HPV type 16 and HPV type 18, antigen design for delivery via a proprietary gorilla adenovector with a large genetic payload capacity and the ability for repeat administrations. PRGN-2009 is in a Phase 1/2 clinical trial as a monotherapy or in combination with bintrafusp alfa, or M7824, an investigational bifunctional fusion protein, for patients with HPV-associated cancers in collaboration with the National Cancer Institute, or NCI, pursuant to a cooperative research and development arrangement, or CRADA.
PRGN-2012 is a first-in-class, investigational "off-the-shelf" AdenoVerse immunotherapy for the treatment of recurrent respiratory papillomatosis, or RRP. PRGN-2012 is an innovative therapeutic vaccine with optimized antigen design that uses our gorilla adenovector technology to elicit immune responses directed against cells infected with HPV type 6 and HPV type 11. PRGN-2012 is in a Phase 1 clinical trial for adult patients with RRP. In March 2021, we announced that the first patient was dosed in the PRGN-2012 Phase 1 trial. PRGN-2012 is being developed in collaboration with the Center for Cancer Research at the NCI pursuant to a CRADA. PRGN-2012 was granted Orphan Drug designation for treatment of RRP by the FDA.

In addition to our clinical programs, PGEN Therapeutics has a robust pipeline of preclinical programs that we are pursuing in order to drive long-term value creation. Our pipeline includes a number of product candidates, including UltraCAR-T therapeutics for various cancers, and "off-the-shelf" AdenoVerse immunotherapy for infectious disease, and a multifunctional therapeutic for solid tumors. We expect to continue development of various preclinical programs to identify product candidates for evaluation in clinical trials.
Precigen ActoBio, Inc.
ActoBio is pioneering a proprietary class of microbe-based biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics. We refer to these microbe-based biopharmaceuticals as ActoBiotics. Our ActoBiotics platform is a unique delivery platform precisely tailored for specific disease modification with the potential for superior efficacy and safety. ActoBiotics combine the advantages of highly selective protein-based therapeutic agents with local delivery by the well-characterized and food-grade bacterium Lactococcus lactis, or L. lactis. ActoBiotics can be delivered orally in a capsule, through an oral rinse, or in a topical solution. We believe ActoBiotics have the potential to provide superior safety and efficacy via the sustained release of appropriate quantities of select therapeutic agents as compared to injectable biologics, while reducing the side effects commonly attributed to systemic delivery and corresponding peaks in concentration.
ActoBio's most advanced internal pipeline candidate, AG019, is a first-in-class disease modifying antigen-specific, investigational immunotherapy for the prevention, delay, or reversal of type 1 diabetes mellitus, or T1D. AG019 is an easy-to-take capsule formulation of ActoBiotics engineered to deliver the autoantigen human proinsulin, or PINS, and the tolerance-enhancing cytokine human interleukin-10 to the mucosal lining of gastro-intestinal tissues in patients with T1D. AG019 is currently in a Phase 1b/2a clinical trial for the treatment of early-onset T1D. The Phase 1b portion of the study evaluates the safety and tolerability of AG019 monotherapy administered as a single dose and repeated daily doses in adult and adolescent patients. The Phase 2a portion of the study investigates the safety and tolerability of AG019 in combination with teplizumab, or PRV-031. Enrollment and dosing in the Phase 1b and Phase 2a portions of the study are complete. The primary endpoint of assessing safety and tolerability in the Phase 1b monotherapy portion of the study was met, and preliminary results at six months after AG019 monotherapy treatment initiation showed an encouraging trend in C-peptide levels, a biomarker for T1D disease progression. Data from the Phase 2a portion showed that the combination was well-tolerated and the preliminary data at six months after treatment initiation showed an encouraging trend in C-peptide levels compared to baseline levels. No dose-related adverse events or serious adverse events were reported in either portion of this trial.
Precigen Triple-Gene
Triple-Gene is a clinical stage gene therapy company focused on developing advanced treatments for complex cardiovascular diseases. Triple-Gene's approach is to develop a holistic treatment for heart failure through improvements in angiogenesis, calcium homeostasis-associated cellular energetics, reductions in inflammatory signals, and the activation/recruitment of stem cells to support heart remodeling. Triple-Gene's most advanced candidate, INXN-4001, a non-viral triple-effector plasmid based on our UltraVector platform designed for constitutive expression of human S100A1, SDF-1a, and VEGF-165, is engineered to address multiple pathways of heart failure. Utilizing a single plasmid comprising all three genes, instead of each individual gene on separately delivered plasmids, INXN-4001 can control for delivery and ensure expression of the three genes in all transfected cells. A first-in-human, open label Phase 1 trial designed to evaluate the safety of retrograde coronary sinus infusion, or RCSI, of INXN-4001 in outpatient left ventricular assist device, or LVAD, recipients has been completed. Six-month follow-up data demonstrated that the study met the primary endpoints to evaluate safety and feasibility for INXN-4001, and analysis of the final results is ongoing.
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
Our Non-Healthcare Business
At March 31, 2021, our only non-healthcare business is our established bovine genetics company, Trans Ova Genetics, L.C., or Trans Ova.
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
Commencing in the second half of March 2020, our healthcare business began to experience delays to certain of our clinical trials as a result of COVID-19. For example, starting in March 2020, we temporarily suspended the last cohort of the Phase 1b/2a clinical trial for AG019 as a proactive measure to protect the welfare and safety of patients, caregivers, clinical site staff, our employees, and contractors. The temporary suspension of the AG019 trial was voluntary and was not related to any patient safety issues in the study. The voluntary suspension of the AG019 trial was lifted in June 2020, and recruitment in the study resumed. Additionally, from April to May 2020, enrollment of new patients in our PRGN-3005 Phase 1 trial was temporarily suspended due to a mandated hold on certain early and late-stage clinical trials at the Fred Hutchinson Cancer Research Center in Seattle that was instituted in light of the COVID-19 pandemic. Recruitment resumed in the PRGN-3005 trial in May 2020. Although these suspensions did not result in significant overall delay, there is uncertainty regarding the duration and severity of the ongoing pandemic, and we could experience further delays of other pandemic-related events that may adversely impact our clinical as well as preclinical pipeline candidates in the future. Notwithstanding the foregoing, as the COVID-19 pandemic continues to evolve, we may experience additional delays to our clinical trials, including related to enrollment, site closures, reduced availability of key personnel, or our ability to receive the necessary approvals from the FDA or other regulatory agencies to advance our programs.
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
Discontinued Operations
Historically, we developed technology platforms for application across a variety of diverse end markets, including health, food, energy, and environment. In January 2020, we announced that we were increasing our focus on our healthcare opportunities, which reflected our most advanced platforms, and in connection therewith, we divested a number of our non-healthcare assets (referred to collectively as the Transactions) and changed our name to Precigen, Inc.
In 2020, as a result of market uncertainty driven by the COVID-19 pandemic and the state of the energy sector raising significant challenges for the strategic alternatives pursued by MBP Titan, LLC, or MBP Titan, our methane bioconversion business, we suspended MBP Titan's operations, preserved certain of MBP Titan's intellectual property, terminated all of its personnel, and undertook steps to dispose of its other assets and obligations. The wind down of MBP Titan's activities was substantially complete by December 31, 2020, with the final disposition of certain property and equipment and the facility operating lease occurring in January 2021. This discontinuation of operations represented the continuation of a strategic shift that we commenced in early 2020 to becoming a primarily healthcare company advancing technologies and products that address complex healthcare challenges. After the wind down of MBP Titan, certain assets and contractual obligations which were originally related to MBP Titan continue to be managed at the Precigen corporate level. These remaining assets and contractual obligations include our equity interests in and collaboration agreements with Intrexon Energy Partners, LLC, or Intrexon Energy Partners, and Intrexon Energy Partners II, LLC, or Intrexon Energy Partners II, including the associated deferred revenue remaining under each collaboration agreement, as well as the associated intellectual property.
See also "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report for additional discussion of our discontinued operations.
See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 4" appearing elsewhere in this Quarterly Report for a discussion of Intrexon Energy Partners and Intrexon Energy Partners II.
Segments
As of March 31, 2021, our reportable segments were (i) Biopharmaceuticals, (ii) Exemplar, and (iii) Trans Ova. These identified reportable segments met the quantitative thresholds to be reported separately for the three months ended March 31, 2021.
Corporate expenses, which are not allocated to the segments and are managed at a consolidated level, include costs associated with general and administrative functions, including our finance, accounting, legal, human resources, information technology, corporate communication, and investor relations functions. Corporate expenses exclude interest expense, depreciation and amortization, gain or loss on disposals of assets, stock-based compensation expense, loss on settlement agreement, and equity in net loss of affiliates. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 19" appearing elsewhere in this Quarterly Report for a discussion of our reportable segments and Segment Adjusted EBITDA.
Financial overview
We have incurred significant losses since our inception. We anticipate that we may continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. Our historical collaboration and licensing revenues were generated under a business model from which we have gradually transitioned, and we do not expect to expend significant resources servicing our historical collaborations in the future. We may enter into strategic transactions for individual platforms or programs in the future from which we may generate new collaboration and licensing revenues. We continue to generate product and service revenues through our Trans Ova and Exemplar subsidiaries, and in the three months ended March 31, 2021, both of these subsidiaries generated positive Segment Adjusted EBITDA. Products currently in our clinical pipeline will require regulatory approval and/or commercial scale-up before they may commence significant product sales and operating profits.
As we continue our efforts to focus our business and generate additional capital, we may be willing to enter into transactions involving one or more of our operating segments and reporting units for which we have goodwill and intangible assets. These efforts could result in us identifying impairment indicators or recording impairment charges in future periods. In addition, market changes and changes in judgements, assumptions, and estimates that we have made in assessing the fair value of goodwill could cause us to consider some portion or all of certain assets to become impaired.

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
Our research and development expenses are generally incurred by our reportable segments and primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services. Our Biopharmaceuticals segment is progressing preclinical and clinical programs that target urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases, including PRGN-3005, PRGN-3006, AG019, and INXN-4001. Exemplar's research and development activities relate to new and improved pig research models. Trans Ova's research and development activities support new and improved product and service offerings for its customers. The following table summarizes our research and development expenses incurred by reportable segment and reconciles those expenses to research and development expenses on the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Biopharmaceuticals	$10,063	$10,641
Exemplar	74	190
Trans Ova	385	640
Total research and development expenses from reportable segments	10,522	11,471
Other research and development expenses	—	(141)
Eliminations	(1)	(3)
Total consolidated research and development expenses	$10,521	$11,327
The amount of research and development expenses may be impacted by, among other things, the number and nature of our own proprietary programs, and the number and size of programs we may support on behalf of collaboration agreements. We expect that our research and development expenses will increase as we continue to develop our own proprietary programs, including progression of these programs into preclinical and clinical stages. We believe these increases will likely include increased costs paid to consultants and contract research organizations and increased costs related to laboratory supplies.
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
SG&A expenses may fluctuate in the future depending on the scaling of our corporate functions required to support our corporate initiatives and the outcomes of legal claims and assessments against us.
Other income (expense), net
Interest expense is expected to increase in future periods due to the noncash amortization of the long-term debt discount and debt issuance costs related to the 3.50% convertible senior notes due 2023 issued in July 2018.

Interest income consists of interest earned on our cash and cash equivalents and short-term and long-term investments and may fluctuate based on amounts invested and current interest rates.
Equity in net income (loss) of affiliates
Equity in net income or loss of affiliates is our pro-rata share of our equity method investments' operating results, adjusted for accretion of basis difference. We account for investments in our joint ventures, or JVs, using the equity method of accounting since we have the ability to exercise significant influence, but not control, over the operating activities of these entities. We previously accounted for our investments in start-up entities backed by the Harvest Intrexon Enterprise Fund I, LP, or Harvest, using the equity method of accounting. In December 2020, we entered into an agreement with Harvest to resolve matters related to the parties' contractual and equity relationships and our remaining equity interests in start-up entities backed by Harvest were terminated.
Segment performance
We use Segment Adjusted EBITDA as our primary measure of segment performance. We define Segment Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net loss of affiliates, and (x) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates, but includes proceeds from the sale of assets in the period sold. Corporate expenses are not allocated to the segments and are managed at a consolidated level. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 19" appearing elsewhere in this Quarterly Report for further discussion of Segment Adjusted EBITDA.

Results of operations
Comparison of the three months ended March 31, 2021 and the three months ended March 31, 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
	(In thousands)
Revenues
Collaboration and licensing revenues (1)	$66	$10,721	$(10,655)	(99.4)%
Product revenues	6,381	4,961	1,420	28.6%
Service revenues	17,931	13,946	3,985	28.6%
Other revenues	133	210	(77)	(36.7)%
Total revenues	24,511	29,838	(5,327)	(17.9)%
Operating expenses
Cost of products	5,574	6,089	(515)	(8.5)%
Cost of services	7,402	7,536	(134)	(1.8)%
Research and development	10,521	11,327	(806)	(7.1)%
Selling, general and administrative	18,702	21,486	(2,784)	(13.0)%
Total operating expenses	42,199	46,438	(4,239)	(9.1)%
Operating loss	(17,688)	(16,600)	(1,088)	6.6%
Total other expense, net	(4,205)	(3,855)	(350)	9.1%
Equity in loss of affiliates	(3)	(351)	348	(99.1)%
Loss from continuing operations before income taxes	(21,896)	(20,806)	(1,090)	5.2%
Income tax benefit (expense)	52	(40)	92	>200%
Loss from continuing operations	(21,844)	(20,846)	(998)	4.8%
Income (loss) from discontinued operations, net of income taxes (2)	4,526	(35,152)	39,678	112.9%
Net loss	$(17,318)	$(55,998)	$38,680	(69.1)%
(1)Includes $0 and $198 from related parties for the three months ended March 31, 2021 and 2020, respectively.
(2)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report.
Collaboration and licensing revenues
Collaboration and licensing revenues decreased $10.7 million, or 99%, from the three months ended March 31, 2020 primarily due to recognition of previously deferred revenue which arose from the termination of a collaboration with Castle Creek in February 2020.
Product revenues and gross margin
Product revenues increased $1.4 million, or 29%, over the three months ended March 31, 2020. The increase in product revenue was primarily due to higher customer demand for animals as a result of stronger beef and dairy industries in the current year. Gross margin on products improved in the current period as a result of the increased revenues, increased focus on selling higher margin products, and operational efficiencies that have been gained through reductions in workforce and improved inventory management.

Service revenues and gross margin
Service revenues increased $4.0 million, or 29%, over the three months ended March 31, 2020. Trans Ova's revenues and gross margins thereon improved primarily due to an increase in services performed as a result of higher customer demand as the beef and dairy industries have been stronger in the current year and a change in pricing structure with certain customers. Additionally, Exemplar's service revenues increased in the current period due to an increase in services performed resulting from a higher demand from existing and new customers, which also improved gross margin on services performed.
Research and development expenses
Research and development expenses decreased $0.8 million, or 7%, from the three months ended March 31, 2020. Salaries, benefits, and other personnel costs decreased $0.7 million in 2021 as we scaled down certain research and development functions in the first quarter of 2020 as a result of certain programs being previously deprioritized.
Selling, general and administrative expenses
SG&A expenses decreased $2.8 million, or 13%, from the three months ended March 31, 2020. Salaries, benefits, and other personnel costs decreased $1.0 million in 2021 primarily due to a reduced headcount as we scaled down our corporate functions to support our more streamlined organization and reduced stock compensation costs for previously granted awards that became fully vested in early 2021. Professional fees decreased $1.0 million primarily due to a decrease in legal fees associated with certain litigation matters that were settled in the second half of 2020.
Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the three months ended March 31, 2021 and 2020, for each of our reportable segments as well as unallocated corporate costs.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(8,854)	$(10,022)	$1,168	11.7%
Exemplar	1,806	250	1,556	>200%
Trans Ova	6,421	(457)	6,878	>200%
Unallocated corporate costs	(8,194)	(10,838)	2,644	(24.4)%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 19" appearing elsewhere in this Quarterly Report.
The following table summarizes revenues from external customers for the three months ended March 31, 2021 and 2020, for each of our reportable segments.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2021	2020
	(In thousands)
Biopharmaceuticals	$178	$10,862	$(10,684)	(98.4)%
Exemplar	3,257	2,151	1,106	51.4%
Trans Ova	21,076	16,785	4,291	25.6%
Biopharmaceuticals
The decrease in Biopharmaceuticals revenue was due to the accelerated recognition of previously deferred revenue upon the mutual termination of a collaboration with Castle Creek in February 2020. Segment Adjusted EBITDA improved as we deprioritized certain programs and scaled down certain research and development functions in the first quarter of 2020 but were partially offset by increases in costs associated with our clinical and preclinical programs.

Exemplar
Revenues for Exemplar increased due to an increase in services performed resulting from a higher demand from existing and new customers. The improvement in Segment Adjusted EBITDA was primarily due to the increased revenues and reduced costs as a result of operational efficiencies gained through reductions in workforce and improved inventory management.
Trans Ova
Revenues for Trans Ova increased primarily due to higher customer demand for pregnant cows and more procedures performed as a result of stronger beef and dairy industries in the current year. Revenues also increased due to a change in the pricing structure with certain customers. The improvement in Segment Adjusted EBITDA was primarily due to the increased revenues, as well as reduced costs as a result of operational efficiencies gained through reductions in workforce and improved inventory management.
Unallocated Corporate Costs
Unallocated corporate costs decreased primarily due to a reduction of corporate employees as we scaled down our corporate functions to support our more streamlined organization, as well as a decrease in certain professional fees associated with certain litigation matters that were settled in the second half of 2020.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception, and as of March 31, 2021, we had an accumulated deficit of $1.8 billion. From our inception through March 31, 2021, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers. As of March 31, 2021, we had cash and cash equivalents of $27.4 million and short-term and long-term investments of $181.9 million. Cash in excess of immediate requirements is typically invested primarily in money market funds and U.S. government debt securities in order to maintain liquidity and preserve capital.
We currently generate cash receipts primarily from sales of products and services and from strategic transactions.
As of March 31, 2021, Trans Ova was in compliance with the debt covenants associated with its line of credit as discussed in "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 11" appearing elsewhere in this Quarterly Report.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(16,384)	$(27,743)
Investing activities	(129,102)	(36,553)
Financing activities	121,040	34,151
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11)	(39)
Net decrease in cash, cash equivalents, and restricted cash	$(24,457)	$(30,184)
Cash flows from operating activities:
During the three months ended March 31, 2021, our net loss was $17.3 million, which includes the following significant noncash expenses totaling $12.3 million from both continuing and discontinued operations: (i) $5.4 million of stock-based compensation expense, (ii) $3.5 million of depreciation and amortization expense, (iii) $2.8 million accretion of debt discount and amortization of deferred financing costs, and (iv) $0.6 million of shares issued as payment for services. These expenses were partially offset by a $4.6 million noncash gain recognized upon the termination of our MBP Titan facility lease in January 2021.
During the three months ended March 31, 2020, our net loss was $56.0 million, which includes the following significant noncash expenses totaling $40.0 million from both continuing and discontinued operations: (i) $27.0 million of accumulated foreign currency translation losses that were realized upon the closing of the Transactions, (ii) $4.8 million of depreciation and amortization expense, (iii) $4.4 million of stock-based compensation expense, (iv) $2.5 million accretion of debt discount and amortization of deferred financing costs, (v) $0.9 million of shares issued as payment for services, and (vi) $0.4 million of equity in net loss of affiliates. These expenses were partially offset by the recognition of $10.0 million of previously deferred revenue upon the mutual termination of a collaboration with Castle Creek in February 2020.
Our cash outflows from operations during the three months ended March 31, 2021 decreased $11.4 million from the three months ended March 31, 2020 primarily due to (i) increased cash flows provided by Trans Ova and Exemplar due to increased revenues and gross margins thereon, (ii) the reduction in cash requirements for MBP Titan as we suspended those operations in the second quarter of 2020, and (iii) reductions in operating expenses for our ActoBio and corporate operations as we streamlined both in order to further prioritize the use of our capital.
Cash flows from investing activities:
During the three months ended March 31, 2021, we purchased $133.7 million of investments, net of maturities and sales, primarily using the proceeds received from the underwritten public offering discussed below.
During the three months ended March 31, 2020, we purchased $101.3 million of investments, net of maturities, primarily using the $64.2 million of proceeds received from the Transactions, net of cash sold, and the private placement discussed below.
Cash flows from financing activities:
During the three months ended March 31, 2021, we received $121.0 million net proceeds from the sale of our common stock in an underwritten public offering.
During the three months ended March 31, 2020, we received $35.0 million proceeds from the sale of our common stock in a private placement to TS Biotechnology Holdings, LLC.
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
See the section entitled "Risk Factors" in our Annual Report for additional risks associated with our substantial capital requirements.
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of March 31, 2021 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$11,803	$3,520	$5,008	$2,685	$590
Convertible debt (1)	200,000	—	200,000	—	—
Cash interest payable on convertible debt	17,500	7,000	10,500	—	—
Long-term debt, excluding convertible debt	3,619	358	765	773	1,723
Total	$232,922	$10,878	$216,273	$3,458	$2,313
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Notes 11" appearing elsewhere in this Quarterly Report for further discussion of our convertible debt.

In addition to the obligations in the table above, as of March 31, 2021 we also have the following significant contractual obligations described below.
In conjunction with the formation of our JVs, we committed to making future capital contributions subject to certain conditions and limitations. As of March 31, 2021, our remaining capital contribution commitments to our JVs were $14.2 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
We are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products that incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. As of March 31, 2021, we also had research and development commitments with third parties totaling $15.2 million that had not yet been incurred.
Net operating losses
As of March 31, 2021, we had net operating loss carryforwards of approximately $796.6 million for U.S. federal income tax purposes available to offset future taxable income, including $543.9 million generated after 2017, U.S. capital loss carryforwards of $211.5 million, and U.S. federal and state research and development tax credits of approximately $10.3 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Net operating loss carryforwards generated prior to 2018 begin to expire in 2022, and capital loss carryforwards will expire if unutilized beginning in 2024. Our foreign subsidiaries included in continuing operations have foreign loss carryforwards of approximately $78.1 million, most of which do not expire. Excluding certain deferred tax liabilities totaling $2.7 million, our remaining net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.
As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of March 31, 2021, Precigen has utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of March 31, 2021, approximately $42.1 million of domestic net operating losses were inherited via acquisitions and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following sections provide quantitative information on our exposure to interest rate risk. We make use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $209.3 million and $100.1 million as of March 31, 2021 and December 31, 2020, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities and certificates of deposit, which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Item 4. Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), who is our principal executive officer, and our Vice President, Finance & Accounting ("VPFA"), who is our interim principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, as of the end of the period covered by this report, our CEO and VPFA concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and VPFA, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2021, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
See "Notes to the Condensed Consolidated Financial Statements - Note 16" appearing elsewhere in this Quarterly Report for further discussion of ongoing legal matters.
Item 1A. Risk Factors
As disclosed in "Summary of Risk Factors" and "Item 1A. Risk Factors" in our Annual Report, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. There are no additional material updates or changes to our risk factors since the filing of our Annual Report.
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

31.2
Certification of D. Bradford Osborne, Vice President, Finance & Accounting (Interim Principal Financial Officer) of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of Helen Sabzevari, Chief Executive Officer (Principal Executive Officer) of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**
Certification of D. Bradford Osborne, Vice President, Finance & Accounting (Interim Principal Financial Officer) of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precigen, Inc.
(Registrant)

Date: May 10, 2021	By:	/s/ D. BRADFORD OSBORNE
D. Bradford Osborne
Vice President, Finance & Accounting
(Interim Principal Financial and Accounting Officer)