Form 10-Q
period 2021-09-30
PRECIGEN, INC.
filed 2021-11-08
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2021, 206,738,499 shares of common stock, no par value per share, were issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$41,728	$51,792
Short-term investments	72,684	48,325
Receivables
Trade, less allowance for credit losses of $5,562 and $4,825 as of September 30, 2021 and December 31, 2020, respectively	20,169	16,487
Related parties, less allowance for credit losses of $1,509 as of September 30, 2021 and December 31, 2020	66	19
Notes	—	3,689
Other	848	232
Inventory	9,936	11,359
Prepaid expenses and other	7,661	7,192
Current assets held for sale or abandonment	—	9,853
Total current assets	153,092	148,948
Long-term investments	66,926	—
Property, plant and equipment, net	32,757	34,924
Intangible assets, net	56,914	65,396
Goodwill	54,206	54,363
Right-of-use assets	11,765	9,353
Other assets	1,239	1,603
Total assets	$376,899	$314,587
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2021	December 31, 2020
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$3,624	$4,598
Accrued compensation and benefits	8,077	8,097
Other accrued liabilities	11,258	9,549
Deferred revenue	3,693	2,800
Current portion of long-term debt	355	360
Current portion of lease liabilities	1,959	2,657
Related party payables	23	19
Current liabilities held for sale or abandonment	—	14,047
Total current liabilities	28,989	42,127
Long-term debt, net of current portion	179,817	171,522
Deferred revenue, net of current portion, including $21,205 from related parties as of September 30, 2021 and December 31, 2020	23,023	23,023
Lease liabilities, net of current portion	11,199	7,744
Deferred tax liabilities	2,574	2,897
Other long-term liabilities	50	100
Total liabilities	245,652	247,413
Commitments and contingencies (Note 16)
Shareholders' equity
Common stock, no par value, 400,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 206,738,499 shares and 187,663,207 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	2,020,254	1,886,567
Accumulated deficit	(1,890,522)	(1,823,390)
Accumulated other comprehensive income	1,515	3,997
Total shareholders' equity	131,247	67,174
Total liabilities and shareholders' equity	$376,899	$314,587
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Collaboration and licensing revenues, including $0 and $2,823 from related parties during the three months ended September 30, 2021 and 2020, respectively, and $0 and $3,053 during the nine months ended September 30, 2021 and 2020, respectively	$22	$5,223	$389	$20,259
Product revenues	7,297	6,896	22,013	20,397
Service revenues	14,117	11,288	56,851	42,615
Other revenues	125	176	399	574
Total revenues	21,561	23,583	79,652	83,845
Operating Expenses
Cost of products	7,492	7,296	19,201	21,526
Cost of services	7,958	5,891	24,258	20,197
Research and development	12,920	10,172	37,122	30,973
Selling, general and administrative	18,660	22,310	57,359	61,665
Impairment of other noncurrent assets	—	920	543	920
Total operating expenses	47,030	46,589	138,483	135,281
Operating loss	(25,469)	(23,006)	(58,831)	(51,436)
Other Expense, Net
Interest expense	(4,799)	(4,646)	(14,005)	(13,830)
Interest income	503	579	1,305	2,025
Other income (expense), net	(120)	10	(370)	145
Total other expense, net	(4,416)	(4,057)	(13,070)	(11,660)
Equity in net loss of affiliates	—	(523)	(3)	(1,125)
Loss from continuing operations before income taxes	(29,885)	(27,586)	(71,904)	(64,221)
Income tax benefit	61	50	173	130
Loss from continuing operations	(29,824)	(27,536)	(71,731)	(64,091)
Income (loss) from discontinued operations, net of income taxes	60	(1,972)	4,599	(64,769)
Net loss	$(29,764)	$(29,508)	$(67,132)	$(128,860)
Net Loss per Share
Net loss from continuing operations per share, basic and diluted	$(0.15)	$(0.17)	$(0.36)	$(0.39)
Net income (loss) from discontinued operations per share, basic and diluted	—	(0.01)	0.02	(0.40)
Net loss per share, basic and diluted	$(0.15)	$(0.18)	$(0.34)	$(0.79)
Weighted average shares outstanding, basic and diluted	199,179,963	165,527,024	197,254,438	163,318,375
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Net loss	$(29,764)	$(29,508)	$(67,132)	$(128,860)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	42	(186)	(43)	86
Income (loss) on foreign currency translation adjustments	(1,068)	2,198	(2,439)	1,787
Release of cumulative foreign currency translation adjustments to loss from discontinued operations	—	—	—	26,957
Comprehensive loss	$(30,790)	$(27,496)	$(69,614)	$(100,030)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at June 30, 2021	206,580,928	$—	$2,017,413	$2,541	$(1,860,758)	$159,196
Stock-based compensation expense	—	—	2,490	—	—	2,490
Shares issued upon vesting of restricted stock units and for exercises of stock options	157,571	—	351	—	—	351
Net loss	—	—	—	—	(29,764)	(29,764)
Other comprehensive loss	—	—	—	(1,026)	—	(1,026)
Balances at September 30, 2021	206,738,499	$—	$2,020,254	$1,515	$(1,890,522)	$131,247

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at June 30, 2020	172,285,932	$—	$1,802,413	$(650)	$(1,752,221)	$49,542
Stock-based compensation expense	—	—	4,600	—	—	4,600
Shares issued upon vesting of restricted stock units and for exercises of stock options	28,389	—	3	—	—	3
Shares issued for accrued compensation	75,000	—	—	—	—	—
Shares issued as payment for services	21,428	—	76	—	—	76
Shares issued upon conversion of long-term debt	6,293,402	—	31,827	—	—	31,827
Net loss	—	—	—	—	(29,508)	(29,508)
Other comprehensive income	—	—	—	2,012	—	2,012
Balances at September 30, 2020	178,704,151	$—	$1,838,919	$1,362	$(1,781,729)	$58,552
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2020	187,663,207	$—	$1,886,567	$3,997	$(1,823,390)	$67,174
Stock-based compensation expense	—	—	11,462	—	—	11,462
Shares issued upon vesting of restricted stock units and for exercises of stock options	1,750,521	—	603	—	—	603
Shares issued as payment for services	74,771	—	577	—	—	577
Shares issued in public offering, net of issuance costs	17,250,000	—	121,045	—	—	121,045
Net loss	—	—	—	—	(67,132)	(67,132)
Other comprehensive loss	—	—	—	(2,482)	—	(2,482)
Balances at September 30, 2021	206,738,499	$—	$2,020,254	$1,515	$(1,890,522)	$131,247

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2019	163,274,880	$—	$1,752,048	$(27,468)	$(1,652,869)	$71,711
Stock-based compensation expense	—	—	13,869	—	—	13,869
Shares issued upon vesting of restricted stock units and for exercises of stock options	868,857	—	69	—	—	69
Shares issued for accrued compensation	1,880,405	—	5,100	—	—	5,100
Shares issued as payment for services	413,911	—	1,006	—	—	1,006
Shares issued in private placement	5,972,696	—	35,000	—	—	35,000
Shares issued upon conversion of long-term debt	6,293,402	—	31,827	—	—	31,827
Net loss	—	—	—	—	(128,860)	(128,860)
Release of cumulative translation adjustments to loss from discontinued operations	—	—	—	26,957	—	26,957
Other comprehensive income	—	—	—	1,873	—	1,873
Balances at September 30, 2020	178,704,151	$—	$1,838,919	$1,362	$(1,781,729)	$58,552
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(67,132)	$(128,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,442	13,701
Loss on disposals of assets, net	89	1,606
Impairment of goodwill	—	9,635
Impairment of other noncurrent assets	543	13,326
Gain on sale of discontinued operations	—	(672)
Loss on release of cumulative foreign currency translation adjustments to loss from discontinued operations	—	26,957
Unrealized depreciation on equity securities	—	106
Amortization of premiums (discounts) on investments, net	893	(652)
Equity in net loss of affiliates	3	1,163
Stock-based compensation expense	11,462	13,869
Shares issued as payment for services	577	1,006
Provision for credit losses	1,219	759
Accretion of debt discount and amortization of deferred financing costs	8,641	7,807
Deferred income taxes	(180)	(204)
Other noncash items	(4,600)	108
Changes in operating assets and liabilities:
Receivables:
Trade	(5,285)	952
Related parties	(47)	265
Other	(610)	1,807
Inventory	1,422	5,411
Prepaid expenses and other	(388)	(1,777)
Other assets	282	(125)
Accounts payable	(678)	(1,556)
Accrued compensation and benefits	(304)	(1,605)
Other accrued liabilities	1,505	(3,072)
Deferred revenue	903	(20,304)
Lease liabilities	107	(508)
Related party payables	4	305
Other long-term liabilities	(50)	—
Net cash used in operating activities	(41,182)	(60,552)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2021	2020
Cash flows from investing activities
Purchases of investments	$(174,221)	$(171,360)
Sales and maturities of investments	82,000	96,000
Purchases of property, plant and equipment	(4,474)	(6,058)
Proceeds from sale of assets	2,537	1,831
Proceeds from sale of discontinued operations, net of cash sold	—	64,240
Proceeds from repayment of notes receivable	3,689	2,942
Net cash used in investing activities	(90,469)	(12,405)
Cash flows from financing activities
Proceeds from issuance of shares, net of issuance costs	121,045	35,000
Advances from lines of credit	—	10,005
Repayments of advances from lines of credit	—	(11,927)
Payments of long-term debt	(351)	(370)
Proceeds from stock option exercises	603	69
Net cash provided by financing activities	121,297	32,777
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	264	(77)
Net decrease in cash, cash equivalents, and restricted cash	(10,090)	(40,257)
Cash, cash equivalents, and restricted cash
Beginning of period	52,250	68,434
End of period	$42,160	$28,177
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,116	$7,155
Cash paid during the period for income taxes	4	48
Significant noncash activities
Stock issued upon conversion of long-term debt	$—	$31,827
Accrued compensation paid in equity awards	—	5,100
Purchases of property and equipment included in accounts payable and other accrued liabilities	108	461
Proceeds from sale of assets included in accounts receivable	124	435
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of September 30, 2021 and December 31, 2020 as shown above:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$41,728	$51,792
Restricted cash included in other assets	432	458
Cash, cash equivalents, and restricted cash	$42,160	$52,250
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
On January 31, 2020, Precigen completed the sale of the majority of its non-healthcare assets and operations to an affiliate of Third Security, LLC ("Third Security"), a related party, which are presented as discontinued operations for the nine months ended September 30, 2020. See Notes 3 and 13 for further discussion.
Precigen and its consolidated subsidiaries are hereinafter referred to as the "Company."
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and note disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of September 30, 2021 and results of operations and cash flows for the interim periods ended September 30, 2021 and 2020. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
The accompanying condensed consolidated financial statements reflect the operations of Precigen and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity
Management believes that existing liquid assets as of September 30, 2021 will allow the Company to continue its operations for at least a year from the issuance date of these condensed consolidated financial statements. These condensed consolidated financial statements are presented in United States dollars. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of therapeutic product candidates. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development, and clinical manufacturing of its and its collaborators' therapeutic product candidates. Additionally, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2021, the Company incurred a net loss of $67,132 and, as of September 30, 2021, had an accumulated deficit of $1,890,522. Management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. In the absence of a significant source of recurring revenue, the Company's long-term success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, adequately satisfy or renegotiate long-term debt obligations, obtain regulatory approval of its therapeutic product candidates, successfully commercialize its therapeutic product candidates, generate revenue, meet its obligations and, ultimately, attain profitable operations.
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

Variable Interest Entities
As of September 30, 2021 and December 31, 2020, the Company determined that its JVs were variable interest entities ("VIEs"). The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. As of September 30, 2021 and December 31, 2020, the Company had no risk of loss related to the identified VIEs. See Note 4 for discussion of the Company's future funding commitments for its significant JVs.
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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The provisions of ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification ("ASC") Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. The Company adopted this standard effective January 1, 2021, and there was no material impact to the accompanying condensed consolidated financial statements.
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
The January 2021 sale of property and equipment resulted in a gain on disposal of assets of $464, which is included in income from discontinued operations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2021. In January 2021, the Company executed termination and recapture agreements with the landlord of the leased facility used in MBP Titan's operations, thereby relieving the Company of all of its obligations related to the facility that were originally due to expire in July 2025. This lease termination resulted in a gain of $4,602, which is included in income from discontinued operations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2021.
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
The carrying values of the major classes of assets and liabilities included in assets and liabilities held for sale or abandonment related to MBP Titan as of September 30, 2021 and December 31, 2020, are as follows:

	September 30, 2021	December 31, 2020
Assets
Property, plant and equipment, net	$—	$586
Right-of-use assets	—	9,131
Other assets	—	136
Total assets held for sale or abandonment	$—	$9,853
Liabilities
Lease liabilities, current	$—	$1,890
Other current liabilities	—	619
Lease liabilities, net of current portion	—	11,538
Total liabilities held for sale or abandonment	$—	$14,047

The following table presents the financial results of discontinued operations related to MBP Titan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating (gains) expenses (1)	$(60)	$1,972	$(4,599)	$38,713
Operating income (loss)	60	(1,972)	4,599	(38,713)
Income (loss) before income taxes	60	(1,972)	4,599	(38,713)
Income (loss) from discontinued operations	$60	$(1,972)	$4,599	$(38,713)
(1)Includes a goodwill impairment charge of $9,635 and an impairment charge on property, plant and equipment and right-of-use assets of $12,406 in the nine months ended September 30, 2020 in conjunction with the suspension of MBP Titan's operations discussed above.
The following table presents the significant noncash items, purchases of property, plant and equipment, and proceeds from sales of assets for the discontinued operations related to MBP Titan that are included in the accompanying condensed consolidated statements of cash flows.

	Nine Months Ended September 30,
	2021	2020
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	$—	$2,337
Impairment of goodwill	—	9,635
Impairment of other noncurrent assets	—	12,406
(Gain) loss on disposals of assets, net	(464)	13
Stock-based compensation expense	—	(34)
Gain on lease termination (1)	(4,602)	—
Cash flows from investing activities
Purchases of property, plant and equipment	—	(88)
Proceeds from sales of assets	1,083	—
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
The following table presents the financial results of discontinued operations related to the Transactions for the nine months ended September 30, 2020. There were no discontinued operations related to the Transactions for the three months ended September 30, 2020.

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

Nine Months Ended September 30, 2020
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
Also see Note 13 regarding TS Biotechnology's purchase of the Company's common stock in January 2020, concurrent with the TS Biotechnology Sale.

Equity Method Investments
The Company accounted for its investment in EnviroFlight using the equity method of accounting.
Summarized financial data for EnviroFlight is shown in the following table for the period in which the Company held the equity method investment.

Nine Months Ended September 30, 2020
Revenues	$16
Operating expenses	92
Operating loss	(76)
Net loss	$(76)
Out-of-Period Adjustment
During the nine months ended September 30, 2020, the Company recorded an out-of-period adjustment of $26,572 to loss from discontinued operations which relates to the effect of cumulative foreign translation losses associated with the entities sold in the TS Biotechnology Sale. This charge, which is entirely noncash, should have been recorded in the year ended December 31, 2019 as an additional impairment charge included in loss from discontinued operations. There was no impact to net loss from continuing operations, cash and short-term investments, cash flows, or Segment Adjusted EBITDA. The error also had no impact on the cash consideration received upon closing of the TS Biotechnology Sale nor the representations and warranties made by the Company in the transaction. The Company evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that this adjustment was not material to the Company's results of operations for the nine months ended September 30, 2020.
4. Investments in Joint Ventures
Intrexon Energy Partners
In March 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners, a JV formed to optimize and scale-up the Company's MBP technology for the production of certain fuels and lubricants. The Company also entered into an exclusive channel collaboration ("ECC") with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion for the production of certain fuels and lubricants, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Precigen committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of September 30, 2021, the Company's remaining commitment was $4,225. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board, which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(428) and $(425) as of September 30, 2021 and December 31, 2020, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets, which represents the Company's equity in losses for contractually committed contributions to Intrexon Energy Partners.
See Note 3 for additional discussion regarding the Company's investment in Intrexon Energy Partners.
Intrexon Energy Partners II
In December 2015, the Company and certain investors (the "IEPII Investors"), including Harvest, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners II, a JV formed to utilize the Company's MBP technology for the production of 1,4-butanediol, an industrial chemical used to manufacture spandex, polyurethane, plastics, and polyester. The Company also entered into an ECC with Intrexon Energy Partners II that provides exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $18,000 while retaining a 50% membership interest in Intrexon Energy Partners II. The IEPII Investors made initial capital contributions, totaling $18,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners II totaling 50%. In December 2015, the owners of Intrexon Energy Partners II made a capital contribution of $4,000, half of which was paid by the Company. Precigen committed to make additional capital contributions of up to $10,000, and the IEPII Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners II, committed to make additional capital contributions of up to $10,000, at the request of Intrexon Energy Partners II's board of managers (the "Intrexon Energy Partners II Board") and subject to certain limitations. As of September 30, 2021, the Company's remaining commitment was $10,000. Intrexon Energy Partners II is governed by the Intrexon Energy Partners II Board, which has five members. One member of the Intrexon Energy Partners II Board is designated by the Company and four members are designated by a majority of the IEPII Investors. The Company and the IEPII Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners II Board.
The Company's investment in Intrexon Energy Partners II was $(435) as of September 30, 2021 and December 31, 2020, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets, which represents the Company's equity in losses for contractually committed contributions to Intrexon Energy Partners II.
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

The following table summarizes the amounts recorded as revenue in the condensed consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
ZIOPHARM Oncology, Inc.	$—	$—	$—	$100
Oragenics, Inc.	—	2,823	—	3,053
Castle Creek Biosciences, Inc.	18	2,394	371	16,967
Other	4	6	18	139
Total (1)	$22	$5,223	$389	$20,259
(1)Collaboration and licensing revenues include the recognition of $22 and $5,213 for the three months ended September 30, 2021 and 2020, respectively, and $380 and $19,654 for the nine months ended September 30, 2021 and 2020, respectively, associated with upfront and milestone payments which were previously deferred.
There have been no significant changes to the agreements with our collaborators and licensees in the nine months ended September 30, 2021.
Deferred Revenue
Deferred revenue primarily consists of consideration received for the Company's collaboration and licensing agreements. Deferred revenue consisted of the following:

	September 30, 2021	December 31, 2020
Collaboration and licensing agreements	$23,040	$23,420
Prepaid product and service revenues	3,493	2,126
Other	183	277
Total	$26,716	$25,823
Current portion of deferred revenue	$3,693	$2,800
Long-term portion of deferred revenue	23,023	23,023
Total	$26,716	$25,823
Revenue is recognized under collaboration and licensing agreements as services are performed. Certain of the arrangements are not active while the other party evaluates the status of the project and its desired future development activities. The following table summarizes the remaining balance of deferred revenue associated with upfront and milestone payments for each significant counterparty to a collaboration or licensing agreement as of September 30, 2021 and December 31, 2020, as well as the estimated remaining performance period as of September 30, 2021.

	Average Remaining Performance Period (Years)	September 30, 2021	December 31, 2020
Intrexon Energy Partners, LLC	2.5	$8,362	$8,362
Intrexon Energy Partners II, LLC	3.2	12,843	12,843
Castle Creek Biosciences, Inc.	0.3	17	379
Other	3.1	1,818	1,836
Total		$23,040	$23,420

6. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of September 30, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$139,375	$5	$(35)	$139,345
Certificates of deposit	265	—	—	265
Total	$139,640	$5	$(35)	$139,610
The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$48,048	$14	$(1)	$48,061
Certificates of deposit	264	—	—	264
Total	$48,312	$14	$(1)	$48,325
The estimated fair value of available-for-sale investments classified by their contractual maturities as of September 30, 2021 was:

Due within one year	$72,684
After one year through two years	66,926
Total	$139,610
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company's debt security investments are not significant as of September 30, 2021.
7. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
Assets
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of September 30, 2021:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2021
Assets
U.S. government debt securities	$—	$139,345	$—	$139,345
Certificates of deposit	—	265	—	265
Total	$—	$139,610	$—	$139,610

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of December 31, 2020:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2020
Assets
U.S. government debt securities	$—	$48,061	$—	$48,061
Certificates of deposit	—	264	—	264
Total	$—	$48,325	$—	$48,325
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
The calculated fair value of the Convertible Notes (Note 11) was approximately $169,000 and $165,000 as of September 30, 2021 and December 31, 2020, respectively, and is based on the recent third-party trades of the instrument as of the balance sheet date. The fair value of the Convertible Notes is classified as Level 2 within the fair value hierarchy as there is not an active market for the Convertible Notes, however, third-party trades of the instrument are considered observable inputs. The Convertible Notes are reflected on the accompanying condensed consolidated balance sheets at amortized cost, which was $176,788 and $168,147 as of September 30, 2021 and December 31, 2020, respectively.
8. Inventory
Inventory consists of the following:

	September 30, 2021	December 31, 2020
Supplies, embryos and other production materials	$2,230	$2,060
Work in process	1,837	2,348
Livestock	3,803	5,047
Feed	2,066	1,904
Total inventory	$9,936	$11,359

9. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	September 30, 2021	December 31, 2020
Land and land improvements	$9,844	$9,844
Buildings and building improvements	12,088	12,088
Furniture and fixtures	1,236	1,228
Equipment	32,634	31,150
Leasehold improvements	6,452	6,260
Breeding stock	968	868
Computer hardware and software	5,425	5,684
Construction and other assets in progress	2,729	2,754
	71,376	69,876
Less: Accumulated depreciation and amortization	(38,619)	(34,952)
Property, plant and equipment, net	$32,757	$34,924
Depreciation expense was $1,525 and $1,873 for the three months ended September 30, 2021 and 2020, respectively, and $4,711 and $5,689 for the nine months ended September 30, 2021 and 2020, respectively.
10. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 were as follows:

Balance at December 31, 2020	$54,363
Foreign currency translation adjustments	(157)
Balance at September 30, 2021	$54,206
The Company had $43,643 of cumulative impairment losses as of September 30, 2021 and December 31, 2020.
Intangible assets consist of the following as of September 30, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$92,859	$(37,667)	$55,192
Customer relationships	10,850	(10,024)	826
Trademarks	5,900	(5,004)	896
Total	$109,609	$(52,695)	$56,914
Intangible assets consist of the following as of December 31, 2020:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$96,927	$(34,412)	$62,515
Customer relationships	10,850	(9,340)	1,510
Trademarks	5,900	(4,529)	1,371
Total	$113,677	$(48,281)	$65,396

Amortization expense was $1,874 and $1,913 for the three months ended September 30, 2021 and 2020, respectively, and $5,731 and $5,675 for the nine months ended September 30, 2021 and 2020, respectively.
11. Lines of Credit and Long-Term Debt
Lines of Credit
Trans Ova has a $5,000 revolving line of credit with First National Bank of Omaha that matures on April 1, 2022. The line of credit bears interest at the greater of the U.S. Prime Rate or 3.00%, and the actual rate was 3.25% as of September 30, 2021. As of September 30, 2021 and December 31, 2020, there was no outstanding balance. The amount available under the line of credit is based on eligible accounts receivable and inventory up to the maximum principal amount and was $5,000 as of September 30, 2021. The line of credit is collateralized by certain of Trans Ova's assets and contains certain restricted covenants that include maintaining minimum tangible net worth and working capital and maximum allowable annual capital expenditures.
Exemplar has a $700 revolving line of credit with American State Bank that matures on October 31, 2022. As of September 30, 2021, the line of credit bore interest at 4.00% per annum. As of September 30, 2021 and December 31, 2020, there was no outstanding balance.
Long-Term Debt
Long-term debt consists of the following:

	September 30, 2021	December 31, 2020
Convertible debt	$176,788	$168,147
Notes payable	3,328	3,655
Other	56	80
Long-term debt	180,172	171,882
Less current portion	355	360
Long-term debt, less current portion	$179,817	$171,522
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
None of the above events allowing for conversion prior to April 1, 2023 occurred during the three months ended September 30, 2021. On or after April 1, 2023 until June 30, 2023, holders may convert their Convertible Notes at any time. Precigen may not redeem the Convertible Notes prior to the maturity date.
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
The net proceeds received from the issuance of the Convertible Notes were initially allocated between long-term debt, the liability component, in the amount of $143,723, and additional paid-in capital, the equity component, in the amount of $50,235. Additional paid-in capital was further reduced by $13,367 of deferred taxes resulting from the difference between the carrying amount and the tax basis of the Convertible Notes that is created by the equity component, which also resulted in deferred tax benefit recognized from the reversal of valuation allowances on the then current year domestic operating losses in the same amount. As of September 30, 2021, the outstanding principal balance on the Convertible Notes was $200,000 and the carrying value of long-term debt was $176,788. The effective interest rate on the Convertible Notes, including amortization of the long-term debt discount and debt issuance costs, is 11.02%. As of September 30, 2021, the unamortized long-term debt discount and debt issuance costs totaled $23,212.
The components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash interest expense	$1,750	$1,750	$5,250	$5,250
Non-cash interest expense	3,011	2,706	8,641	7,807
Total interest expense	$4,761	$4,456	$13,891	$13,057
Accrued interest of $1,750 is included in other accrued liabilities on the accompanying condensed consolidated balance sheet as of September 30, 2021.
ActoBio Convertible Notes
In September 2018, ActoBio issued $30,000 of convertible promissory notes (the "ActoBio Notes") to a related party in conjunction with an asset acquisition with Harvest. The ActoBio Notes, which accrued interest at 3.0% compounded annually ("accrued PIK interest"), matured in September 2020. The Company issued 6,293,402 shares of Precigen common stock upon conversion of the outstanding principal balance and accrued PIK interest at maturity. Interest expense was $147 and $616 for the three and nine months ended September 30, 2020, respectively.
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

Notes Payable
Trans Ova has a note payable to American State Bank that matures in April 2033 and had an outstanding principal balance of $3,328 as of September 30, 2021. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by certain of Trans Ova's real estate and non-real estate assets.
Future Maturities
Future maturities of long-term debt as of September 30, 2021 are as follows:

2021	$90
2022	400
2023	200,363
2024	378
2025	393
2026	408
Thereafter	1,352
Total	$203,384
12. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company's annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. The Company has U.S. taxable loss of approximately $24,700 and $26,900 for the three months ended September 30, 2021 and 2020, respectively, and $82,200 and $133,900 for the nine months ended September 30, 2021 and 2020, respectively. The following table presents the components of income tax benefit from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current foreign income tax expense from continuing operations	$—	$18	$7	$74
Deferred income tax benefit from continuing operations	(61)	(68)	(180)	(204)
Total income tax benefit from continuing operations	$(61)	$(50)	$(173)	$(130)
The Company's net deferred tax assets, excluding certain deferred tax liabilities totaling $2,574, are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's losses and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
As of September 30, 2021, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $836,600 available to offset future taxable income, including approximately $583,900 generated after 2017, U.S. capital loss carryforwards of approximately $212,500, and federal and state research and development tax credits of approximately $10,900, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. Net operating loss carryforwards generated prior to 2018 will begin to expire in 2022, and capital loss carryforwards will expire if unutilized beginning in 2024. As of September 30, 2021, the Company's foreign subsidiaries have foreign loss carryforwards of approximately $76,800, most of which do not expire.

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
See Notes 11 and 16 for discussion regarding additional issuances of Precigen common stock.
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
Components of Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

	September 30, 2021	December 31, 2020
Unrealized gain (loss) on investments	$(30)	$13
Income on foreign currency translation adjustments	1,545	3,984
Total accumulated other comprehensive income	$1,515	$3,997

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of products	$8	$1	$23	$7
Cost of services	35	35	134	99
Research and development	555	435	2,180	1,383
Selling, general and administrative	1,892	4,157	9,125	13,760
Discontinued operations	—	(28)	—	(1,380)
Total	$2,490	$4,600	$11,462	$13,869
Precigen Stock Option Plans
In April 2008, Precigen adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Precigen's board of directors granted share-based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of September 30, 2021, there were 104,354 stock options outstanding under the 2008 Plan.
Precigen adopted the 2013 Plan for employees and nonemployees pursuant to which Precigen's board of directors may grant share-based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective in August 2013, and as of September 30, 2021, there were 27,000,000 shares authorized for issuance under the 2013 Plan, of which 11,078,437 stock options and 306,360 RSUs were outstanding and 5,900,357 shares were available for grant.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of September 30, 2021, there were 5,000,000 shares authorized for issuance under the 2019 Plan, of which 1,066,318 stock options and 162,121 RSUs were outstanding and 1,974,662 shares were available for grant.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2020	11,255,896	$15.53	7.25
Granted	1,802,820	8.02
Exercised	(126,508)	(4.77)
Forfeited	(255,467)	(6.83)
Expired	(427,632)	(25.93)
Balances at September 30, 2021	12,249,109	14.35	6.89
Exercisable at September 30, 2021	7,227,624	16.87	5.68
RSU activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2020	1,727,712	$6.11	0.42
Granted	462,019	7.87
Vested	(1,624,013)	(5.76)
Forfeited	(97,237)	(8.96)
Balances at September 30, 2021	468,481	8.47	0.58
Precigen currently uses authorized and unissued shares to satisfy share award exercises.
The Company's Executive Chairman ("Executive Chairman"), who previously served as an employee and executive officer until September 24, 2020, received a base salary of $200 per month through March 31, 2020, payable in fully-vested shares of Precigen common stock with such shares subject to a three-year lock-up on resale. In September 2020, the Company's board of directors, upon the recommendation of the compensation committee of the board, approved a new compensation arrangement for the Executive Chairman consisting of (i) an annual retainer of $100 payable in cash or, at the Executive Chairman's election, shares of Precigen common stock; (ii) an annual grant of fully vested stock options having a grant date fair value of $250; and (iii) an annual grant of RSUs having a grant date fair value of $250 vesting over one year. The new compensation arrangement began in calendar year 2021 and was prorated for the nine months of 2020 not covered by the Executive Chairman's previous compensation arrangement discussed above. Expense associated with the arrangements above is included in selling, general, and administrative expenses in the Company's condensed consolidated statements of operations and totaled $76 and $266 for the three months ended September 30, 2021 and 2020, respectively, and $585 and $720 for the nine months ended September 30, 2021 and 2020, respectively.
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

The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$843	$892	$2,511	$2,690
Short-term lease costs	464	480	1,411	1,332
Variable lease costs	199	205	663	654
Lease costs	$1,506	$1,577	$4,585	$4,676
As of September 30, 2021, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2021	$718
2022	3,405
2023	2,945
2024	3,009
2025	2,283
2026	1,796
Thereafter	4,638
Total	18,794
Present value adjustment	(5,636)
Total	$13,158
Current portion of operating lease liabilities	$1,959
Long-term portion of operating lease liabilities	11,199
Total	$13,158
Other information related to operating leases in continuing operations was as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term (years)	6.38	4.21
Weighted average discount rate	10.99%	10.27%

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$2,835	$3,013
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	4,868	395
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

A second patent infringement lawsuit brought on by XY was filed in December 2016. There are currently five patents remaining at issue in the case. The Company expects the trial to occur sometime in early 2023.
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
In October 2020, several purported shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of California on behalf of certain purchasers of the Company's common stock. The complaints name as defendants the Company and certain of its current and former officers. The plaintiff's claims track the allegations in the SEC's administrative order described above but challenge disclosures about the MBP program through September 2020, i.e., the date of the SEC administrative order. The plaintiffs seek compensatory damages, interest, and an award of reasonable attorney's fees and costs. In April 2021, the court granted an order consolidating the claims and appointed a lead plaintiff and lead counsel in the case, captioned Abailla v. Precigen, Inc., F/K/A Intrexon Corp., et al. In May 2021, the lead plaintiff filed an amended complaint. The defendants moved to dismiss that complaint. In September 2021, the court issued an order mooting the defendants' motion to dismiss in light of the lead plaintiff's stated intent to file a second amended complaint in response to the motion to dismiss. On September 27, 2021, the lead plaintiff filed a second amended complaint. The defendants intend to move to dismiss that complaint. In December 2020, a derivative shareholder action, captioned Edward D. Wright, derivatively on behalf of Precigen, Inc. F/K/A Intrexon Corp. v. Alvarez et al, was filed in the Circuit Court for Fairfax County in Virginia on behalf of Precigen, Inc. asserting similar claims under state law against Precigen's current directors and certain officers. The plaintiff seeks damages, forfeiture of benefits received by defendants, and an award of reasonable attorneys' fees and costs. The case was stayed by an order entered on June 14, 2021. On September 24, 2021, an individual shareholder filed a lawsuit in the Circuit Court for Henrico County styled Kent v. Precigen, Inc., Case CL21-6349. The Kent action demands inspection of certain books and records of the Company pursuant to Virginia statutory and common law. The Company intends to defend the lawsuits vigorously; however, there can be no assurances regarding the ultimate outcome of these lawsuits.
On July 10, 2020, the Company received a notice of arbitration from Harvest pursuant to the Collaboration Investment Opportunity Agreement dated March 13, 2015. In December 2020, the Company entered into an agreement with Harvest to resolve matters related to the parties' contractual and equity relationships and to settle all claims made in connection with the notice of arbitration noted above. Pursuant to the settlement agreement, the Company issued 2,117,264 shares of its common stock to Harvest valued at $18,103 in consideration of (i) the termination of the ECC agreements with Thrive Agrobiotics, Inc., Exotech Bio, Inc., and AD Skincare, Inc., which the Company had $6,993 of deferred revenue remaining related to these ECCs prior to the settlement agreement; (ii) the return of the Company's ownership interest in these Harvest start-up entities that had a total value of $326 prior to the settlement agreement; (iii) the commitment of Harvest (which is still ongoing) to take reasonable commercial efforts to transfer to the Company its membership interests in Intrexon Energy Partners II; and (iv) mutual irrevocable and unconditional releases of claims. The Company wrote off the investment balances and netted the deferred revenue balances associated with the eliminated service obligation against the consideration paid. Outstanding receivables from these Harvest start-up entities related to research and development services performed by the Company under the ECC agreements, which had been fully reserved in 2019, were also forgiven as part of the settlement agreement and written off by the Company. Following the settlement agreement, these Harvest start-up entities are no longer related parties.
The Company has previously entered into strategic collaborations, including ECCs and JVs, to fund and develop products enabled by its technologies. These relationships involve complex interests, and the Company's interests may diverge with those of its collaborators, which can occur as a result of operations under those collaborations, business or technological developments, or as the Company transitions away from, or terminates, certain strategic collaborations. The Company has had, and has, disagreements and disputes with certain collaborators and JV partners, including the IEP Investors and the IEPII Investors. While the Company believes it is entitled to payment for work performed per its collaborations and JVs, consistent with its policy for accounting for accounts receivable, the Company has fully reserved the amount of any disputed accounts receivable that remained outstanding as of September 30, 2021. These disagreements and disputes result in management distraction and may result in litigation, unfavorable settlements, or concessions by the Company, or adverse regulatory action, any of which could harm the Company's business or operations.
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2021, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
The Company's Executive Chairman is also the Senior Managing Director and Chairman of Third Security and owns 100% of the equity interests of Third Security. The Company has an agreement with Third Security under which the Company reimburses Third Security for certain tax-related services performed by Third Security as requested by the Company. The Company also reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf. The total expenses incurred by the Company under these arrangements were $43 and $56 for the three months ended September 30, 2021 and 2020, respectively, and $89 and $132 for the nine months ended September 30, 2021 and 2020, respectively.
See also Note 14 regarding compensation arrangements between the Company and its Executive Chairman.
The Company also subleases certain administrative offices to Third Security. The significant terms of the lease mirror the terms of the Company's lease with the landlord, and the Company recorded sublease income of $20 and $18 for the three months ended September 30, 2021 and 2020, respectively, and $61 and $64 for the nine months ended September 30, 2021 and 2020, respectively.
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

18. Net Loss per Share
The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Historical net loss per share:
Numerator:
Net loss from continuing operations	$(29,824)	$(27,536)	$(71,731)	$(64,091)
Net income (loss) from discontinued operations	60	(1,972)	4,599	(64,769)
Net loss	$(29,764)	$(29,508)	$(67,132)	$(128,860)
Denominator:
Weighted average shares outstanding, basic and diluted	199,179,963	165,527,024	197,254,438	163,318,375
Net loss per share:
Net loss from continuing operations per share, basic and diluted	$(0.15)	$(0.17)	$(0.36)	$(0.39)
Net income (loss) from discontinued operations per share, basic and diluted	—	(0.01)	0.02	(0.40)
Net loss per share, basic and diluted	$(0.15)	$(0.18)	$(0.34)	$(0.79)
The following potentially dilutive securities as of September 30, 2021 and 2020, have been excluded from the above computations of diluted weighted average shares outstanding for the three and nine months then ended as they would have been anti-dilutive:

	September 30,
	2021	2020
Convertible debt	11,732,440	17,843,715
Options	12,249,109	11,379,605
Restricted stock units	468,481	1,813,043
Warrants	121,888	133,264
Total	24,571,918	31,169,627
19. Segments
The Company's CODM assesses the operating performance of and allocates resources for several operating segments using Segment Adjusted EBITDA. Management believes this financial metric is a key indicator of operating results since it excludes noncash revenues and expenses that are not reflective of the underlying business performance of an individual enterprise. The Company defines Segment Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net loss of affiliates, and (x) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates, but includes proceeds from the sale of assets in the period sold. During the nine months ended September 30, 2021, the Company modified the definition of Segment Adjusted EBITDA to exclude the gain or loss on disposals of assets and include proceeds from the sale of assets in the period sold. Segment Adjusted EBITDA for the three and nine months ended September 30, 2020 was restated to reflect this change.
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
For the three and nine months ended September 30, 2021, the Company's reportable segments were (i) Biopharmaceuticals, (ii) Exemplar, and (iii) Trans Ova. These identified reportable segments met the quantitative thresholds to be reported separately for the nine months ended September 30, 2021. See Note 2 for a description of Biopharmaceuticals. See Note 1 for a description of Exemplar and Trans Ova.
Segment Adjusted EBITDA by reportable segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Biopharmaceuticals	$(12,661)	$(8,761)	$(34,055)	$(26,106)
Exemplar	1,617	1,654	5,312	2,511
Trans Ova	(2,552)	(251)	15,881	7,417
Segment Adjusted EBITDA for reportable segments	$(13,596)	$(7,358)	$(12,862)	$(16,178)
The table below reconciles Segment Adjusted EBITDA for reportable segments to consolidated net loss from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment Adjusted EBITDA for reportable segments	$(13,596)	$(7,358)	$(12,862)	$(16,178)
Remove cash paid for capital expenditures, net of proceeds from sale of assets, and cash paid for investments in affiliates	1,962	244	3,360	3,395
Add recognition of previously deferred revenue associated with upfront and milestone payments	1,163	7,132	1,849	25,178
Other expenses:
Interest expense	(4,799)	(4,646)	(14,005)	(13,830)
Depreciation and amortization	(3,399)	(3,786)	(10,442)	(11,364)
Loss on disposals of assets	(318)	(615)	(553)	(1,593)
Impairment losses	—	(920)	(543)	(920)
Stock-based compensation expense	(2,490)	(4,628)	(11,462)	(15,249)
Adjustment related to accrued bonuses paid in equity awards	—	—	—	2,833
Equity in net loss of affiliates	—	(523)	(3)	(1,125)
Other	(5)	4	(19)	16
Unallocated corporate costs	(7,166)	(10,452)	(25,412)	(29,102)
Eliminations	(1,237)	(2,038)	(1,812)	(6,282)
Consolidated net loss from continuing operations before income taxes	$(29,885)	$(27,586)	$(71,904)	$(64,221)

Revenues by reportable segment were as follows:

	Three Months Ended September 30, 2021
	Biopharmaceuticals	Exemplar	Trans Ova	Total
Revenues from external customers	$129	$3,204	$18,228	$21,561
Intersegment revenues	1,141	—	126	1,267
Total segment revenues	$1,270	$3,204	$18,354	$22,828

	Three Months Ended September 30, 2020
	Biopharmaceuticals	Exemplar	Trans Ova	Total
Revenues from external customers	$5,381	$2,974	$15,228	$23,583
Intersegment revenues	1,919	—	55	1,974
Total segment revenues	$7,300	$2,974	$15,283	$25,557

	Nine Months Ended September 30, 2021
	Biopharmaceuticals	Exemplar	Trans Ova	Total
Revenues from external customers	$723	$9,860	$69,069	$79,652
Intersegment revenues	1,469	—	324	1,793
Total segment revenues	$2,192	$9,860	$69,393	$81,445

	Nine Months Ended September 30, 2020
	Biopharmaceuticals	Exemplar	Trans Ova	Total
Revenues from external customers	$20,703	$7,230	$55,858	$83,791
Intersegment revenues	5,521	—	254	5,775
Total segment revenues	$26,224	$7,230	$56,112	$89,566
The table below reconciles total segment revenues from reportable segments to total consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total segment revenues from reportable segments	$22,828	$25,557	$81,445	$89,566
Other revenues	—	—	—	54
Elimination of intersegment revenues	(1,267)	(1,974)	(1,793)	(5,775)
Total consolidated revenues	$21,561	$23,583	$79,652	$83,845
As of September 30, 2021 and December 31, 2020, the Company had $4,869 and $5,908, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $93 and $118 for the three months ended September 30, 2021 and 2020, respectively, and $443 and $481 for the nine months ended September 30, 2021 and 2020, respectively.

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
PGEN Therapeutics is developing therapies primarily built on our UltraCAR-T therapeutics platform and our "off-the-shelf" AdenoVerse immunotherapy platform. Through our UltraCAR-T therapeutics platform, we are able to precision-engineer UltraCAR-T cells to produce a homogeneous cell product that simultaneously expresses antigen-specific chimeric antigen receptor, or CAR, kill switch, and our proprietary membrane-bound interleukin-15, or mbIL15, genes in any genetically modified UltraCAR-T cell. Our decentralized and rapid proprietary manufacturing process allows us to manufacture UltraCAR-T cells overnight at a medical center's current good manufacturing practices facility, or cGMP, and reinfuse the patient the following day after gene transfer. This process improves upon current approaches to CAR-T manufacturing, which require extensive ex vivo expansion following viral vector transduction to achieve clinically relevant cell numbers that we believe can result in the exhaustion of CAR-T cells prior to their administration, limiting their potential for persistence in patients. We have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies. The UltraPorator system includes proprietary hardware and software solutions and potentially represents major advancements over current electroporation devices by significantly reducing the processing time and contamination risk. UltraPorator is intended to be a viable scale-up and commercialization solution for decentralized UltraCAR-T manufacturing. Our AdenoVerse immunotherapy platform utilizes a library of proprietary adenovectors for the efficient gene delivery of therapeutic effectors, immunomodulators, and vaccine antigens. We have established proprietary manufacturing cell lines and production methodologies from our AdenoVerse immunotherapy platform, which we believe are easily scalable for commercial supply. We believe that our proprietary gorilla adenovectors, part of the AdenoVerse technology, have superior performance characteristics as compared to current competition, including standard human adenovirus serotype 5, rare human adenovirus types and other non-human primate adenovirus types.
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
PRGN-3006 is a first-in-class, investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to express a CAR to target CD33 (Siglec-3), mbIL15 and kill switch genes. PRGN-3006 is currently being evaluated in a Phase 1/1b clinical trial for the treatment of relapsed or refractory acute myeloid leukemia, or AML, higher-risk myelodysplastic syndromes, or MDS, and chronic myelomonocytic leukemia, or CMML. A dose escalation phase of each of the non-lymphodepletion and the lymphodepletion arms of this Phase 1 trial is ongoing concurrently. An expansion phase is planned at the MTD. PRGN-3006 was granted Orphan Drug designation for the treatment of AML by the FDA.
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
ActoBio's most advanced internal pipeline candidate, AG019, is a first-in-class disease modifying antigen-specific, investigational immunotherapy for the prevention, delay, or reversal of type 1 diabetes mellitus, or T1D. AG019 is an easy-to-take capsule formulation of ActoBiotics engineered to deliver the autoantigen human proinsulin, or hPINS, and the tolerance-enhancing cytokine human interleukin-10 to the mucosal lining of gastro-intestinal tissues in patients with T1D. AG019 is currently in a Phase 1b/2a clinical trial for the treatment of early-onset T1D. The Phase 1b portion of the study evaluates the safety and tolerability of AG019 monotherapy administered as a single dose and repeated daily doses in adult and adolescent patients. The Phase 2a portion of the study investigates the safety and tolerability of AG019 in combination with teplizumab, or PRV-031. Enrollment and dosing in the Phase 1b and Phase 2a portions of the study are complete. The primary endpoint of assessing safety and tolerability in both the Phase 1b monotherapy and the Phase 2a combination arms of the study was met. No dose-related adverse events or serious adverse events were reported in either portion of this trial. Interim data presented showed an encouraging trend in C-peptide levels, a biomarker for T1D disease progression, at six months after AG019 monotherapy treatment initiation. AG019 monotherapy resulted in stabilization of glycated hemoglobin, or HbA1c, and insulin-dose adjusted HbA1c, or IDAA1c, levels, important indicators of long-term glycemic control in T1D patients, up to twelve months after treatment initiation. Furthermore, AG019 monotherapy induced antigen-specific tolerance in conjunction with the reduction of disease-specific T cell responses six months post treatment initiation. Interim data from the Phase 2a portion showed an encouraging trend in C-peptide levels at six months after treatment initiation and stabilization of HbA1c and IDAA1c levels up to twelve months after treatment initiation. The combination of AG019 and teplizumab showed the induction of antigen-specific tolerance in conjunction with reduction of disease-specific T cell responses at six months post treatment initiation.
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
Our Non-Healthcare Business
At September 30, 2021, our only non-healthcare business is our established bovine genetics company, Trans Ova Genetics, L.C., or Trans Ova.
Trans Ova
Trans Ova is internationally recognized as a provider of industry-leading bovine reproductive technologies. Trans Ova offers bovine embryo transfer technologies, in addition to other advanced reproductive technologies, including in vitro fertilization, or IVF, sexed-semen, genetic preservation, and cloning. Through extensive research programs and applied science, Trans Ova has developed and implemented new technologies that, we believe, have helped to move the science of bovine genetic improvement forward. We are evaluating strategic alternatives to determine the optimal means to utilize these technology assets and Trans Ova's broad customer base and deep industry knowledge to maximize the value of the business for our shareholders, including a potential sale of the business, the development of collaborations with third parties, and other strategic opportunities.
COVID-19 Impact
COVID-19 has had and continues to have an extensive impact on the global health and economic environments.
The health and safety of our employees is of the utmost importance. We have implemented safety measures in our facilities for the well-being of our employees and visitors. These measures have permitted us to continue to advance our programs, with the ultimate goal of benefiting patients.
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
Discontinued Operations
Historically, we developed technology platforms for application across a variety of diverse end markets, including health, food, energy, and the environment. In January 2020, we announced that we were increasing our focus on our healthcare opportunities, which reflected our most advanced platforms, and in connection therewith, we divested a number of our non-healthcare assets (referred to collectively as the Transactions) and changed our name to Precigen, Inc.
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
Segments
As of September 30, 2021, our reportable segments were (i) Biopharmaceuticals, (ii) Exemplar, and (iii) Trans Ova. These identified reportable segments met the quantitative thresholds to be reported separately for the nine months ended September 30, 2021.
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
Financial overview
We have incurred significant losses since our inception. We anticipate that we may continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. Our historical collaboration and licensing revenues were generated under a business model from which we have gradually transitioned, and we do not expect to expend significant resources servicing our historical collaborations in the future. We may enter into strategic transactions for individual platforms or programs in the future from which we may generate new collaboration and licensing revenues. We continue to generate product and service revenues through our Trans Ova and Exemplar subsidiaries, and in the nine months ended September 30, 2021, both of these subsidiaries generated positive Segment Adjusted EBITDA. Products currently in our clinical pipeline will require regulatory approval and/or commercial scale-up before they may commence significant product sales and operating profits.

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
Our research and development expenses are generally incurred by our reportable segments and primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services. Our Biopharmaceuticals segment is progressing preclinical and clinical programs that target urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases, including PRGN-3005, PRGN-3006, PRGN-2009, PRGN-2012, AG019, and INXN-4001. Exemplar's research and development activities relate to new and improved pig research models. Trans Ova's research and development activities support new and improved product and service offerings for its customers. The following table summarizes our research and development expenses incurred by reportable segment and reconciles those expenses to research and development expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Biopharmaceuticals	$12,355	$9,490	$35,539	$29,028
Exemplar	79	146	216	497
Trans Ova	488	538	1,375	1,632
Total research and development expenses from reportable segments	12,922	10,174	37,130	31,157
Other research and development expenses	—	—	—	(173)
Eliminations	(2)	(2)	(8)	(11)
Total consolidated research and development expenses	$12,920	$10,172	$37,122	$30,973
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

Results of operations
Comparison of the three months ended September 30, 2021 and the three months ended September 30, 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Dollar Change	Percent Change
	2021	2020
	(In thousands)
Revenues
Collaboration and licensing revenues (1)	$22	$5,223	$(5,201)	(99.6)%
Product revenues	7,297	6,896	401	5.8%
Service revenues	14,117	11,288	2,829	25.1%
Other revenues	125	176	(51)	(29.0)%
Total revenues	21,561	23,583	(2,022)	(8.6)%
Operating expenses
Cost of products	7,492	7,296	196	2.7%
Cost of services	7,958	5,891	2,067	35.1%
Research and development	12,920	10,172	2,748	27.0%
Selling, general and administrative	18,660	22,310	(3,650)	(16.4)%
Impairment of other noncurrent assets	—	920	(920)	(100.0)%
Total operating expenses	47,030	46,589	441	0.9%
Operating loss	(25,469)	(23,006)	(2,463)	10.7%
Total other expense, net	(4,416)	(4,057)	(359)	8.8%
Equity in loss of affiliates	—	(523)	523	(100.0)%
Loss from continuing operations before income taxes	(29,885)	(27,586)	(2,299)	8.3%
Income tax benefit	61	50	11	22.0%
Loss from continuing operations	(29,824)	(27,536)	(2,288)	8.3%
Income (loss) from discontinued operations, net of income taxes (2)	60	(1,972)	2,032	103.0%
Net loss	$(29,764)	$(29,508)	$(256)	0.9%
(1)Includes $0 and $2,823 from related parties for the three months ended September 30, 2021 and 2020, respectively.
(2)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report.
Collaboration and licensing revenues
Collaboration and licensing revenues decreased $5.2 million, or 100%, from the three months ended September 30, 2020 primarily due to accelerated recognition of previously deferred revenue upon the mutual termination of a collaboration with Oragenics, Inc., or Oragenics, in July 2020 and a decrease in the recognition of previously deferred revenue in the current period resulting from fewer services being performed pursuant to a March 2020 termination agreement with Castle Creek.
Product revenues and gross margin
Product revenues were comparable to the three months ended September 30, 2020 as expected. Gross margin on products improved in the current period as a result of increased focus on selling higher margin products, and operational efficiencies that have been gained through reductions in workforce and improved inventory management.

Service revenues and gross margin
Service revenues increased $2.8 million, or 25%, over the three months ended September 30, 2020. Trans Ova's revenues improved primarily due to an increase in services performed as a result of higher customer demand as the beef and dairy industries have been stronger in the current year and a change in pricing structure with certain customers. Additionally, Exemplar's service revenues improved in the current period due to an increase in services performed resulting from a higher demand from existing and new customers as well as a combination of price increases and a change in the pricing structure with certain customers. Gross margin on services declined in the current period as a result of increased costs for supplies and drugs.
Research and development expenses
Research and development expenses increased $2.7 million, or 27%, over the three months ended September 30, 2020. Contract research organization costs and lab supplies increased $2.2 million with the advancement of our clinical and preclinical programs.
Selling, general and administrative expenses
SG&A expenses decreased $3.7 million, or 16%, from the three months ended September 30, 2020. Salaries, benefits, and other personnel costs decreased $2.2 million primarily due to (i) a reduced headcount as we scaled down our corporate functions to support our more streamlined organization and (ii) reduced stock compensation for previously granted awards that became fully vested in 2021. There was a reduction of $2.5 million for the nonrecurring settlement with the Securities and Exchange Commission, or SEC, in the prior period. This was partially offset by an increase in professional fees of $0.7 million, primarily due to increased legal fees associated with certain litigation matters.
Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the three months ended September 30, 2021 and 2020, for each of our reportable segments as well as unallocated corporate costs.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2021	2020
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(12,661)	$(8,761)	$(3,900)	(44.5)%
Exemplar	1,617	1,654	(37)	(2.2)%
Trans Ova	(2,552)	(251)	(2,301)	<(200)%
Unallocated corporate costs	(7,166)	(10,452)	3,286	(31.4)%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 19" appearing elsewhere in this Quarterly Report.
The following table summarizes revenues from external customers for the three months ended September 30, 2021 and 2020, for each of our reportable segments.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2021	2020
	(In thousands)
Biopharmaceuticals	$129	$5,381	$(5,252)	(97.6)%
Exemplar	3,204	2,974	230	7.7%
Trans Ova	18,228	15,228	3,000	19.7%
Biopharmaceuticals
The decrease in revenues for Biopharmaceuticals was primarily due to accelerated recognition of previously deferred revenue upon the mutual termination of a collaboration with Oragenics in July 2020 and due to a decrease in the recognition of previously deferred revenue in the current period resulting from fewer services being performed pursuant to a termination agreement with Castle Creek. Segment Adjusted EBITDA declined as we had increased costs associated with the advancement of our clinical and preclinical programs.
Exemplar
Revenues for Exemplar increased due to an increase in services performed resulting from a higher demand from existing and new customers. Segment Adjusted EBITDA was comparable period over period as expected.
Trans Ova
Revenues for Trans Ova increased primarily due to (i) higher customer demand for pregnant cows, (ii) more procedures performed as a result of stronger beef and dairy industries in the current year, and (iii) a change in the pricing structure with certain customers. Segment Adjusted EBITDA declined due to (i) increased costs for supplies and drugs, (ii) increased costs for certain legal matters, and (iii) increased provision for credit losses driven by increased sales.
Unallocated Corporate Costs
Unallocated corporate costs decreased primarily due to decreased legal fees associated with certain litigation matters, including our settlement with the SEC in the prior period.

Comparison of the nine months ended September 30, 2021 and the nine months ended September 30, 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2021	2020
	(In thousands)
Revenues
Collaboration and licensing revenues (1)	$389	$20,259	$(19,870)	(98.1)%
Product revenues	22,013	20,397	1,616	7.9%
Service revenues	56,851	42,615	14,236	33.4%
Other revenues	399	574	(175)	(30.5)%
Total revenues	79,652	83,845	(4,193)	(5.0)%
Operating expenses
Cost of products	19,201	21,526	(2,325)	(10.8)%
Cost of services	24,258	20,197	4,061	20.1%
Research and development	37,122	30,973	6,149	19.9%
Selling, general and administrative	57,359	61,665	(4,306)	(7.0)%
Impairment of other noncurrent assets	543	920	(377)	(41.0)%
Total operating expenses	138,483	135,281	3,202	2.4%
Operating loss	(58,831)	(51,436)	(7,395)	14.4%
Total other expense, net	(13,070)	(11,660)	(1,410)	12.1%
Equity in loss of affiliates	(3)	(1,125)	1,122	(99.7)%
Loss from continuing operations before income taxes	(71,904)	(64,221)	(7,683)	12.0%
Income tax benefit	173	130	43	33.1%
Loss from continuing operations	(71,731)	(64,091)	(7,640)	11.9%
Income (loss) from discontinued operations, net of income taxes (2)	4,599	(64,769)	69,368	107.1%
Net loss	$(67,132)	$(128,860)	$61,728	(47.9)%
(1)Includes $0 and $3,053 from related parties for the nine months ended September 30, 2021 and 2020, respectively.
(2)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report.
Collaboration and licensing revenues
Collaboration and licensing revenues decreased $19.9 million, or 98%, from the nine months ended September 30, 2020 primarily due to the accelerated recognition of previously deferred revenue in the prior period upon the mutual terminations of collaborations with Castle Creek and Oragenics in 2020.
Product revenues and gross margin
Product revenues increased $1.6 million, or 8%, over the nine months ended September 30, 2020. The increase in product revenue was primarily due to higher customer demand for animals as a result of stronger beef and dairy industries in the current year. Gross margin on products improved in the current period as a result of the increased revenues, increased focus on selling higher margin products, and operational efficiencies that have been gained through reductions in workforce and improved inventory management.

Service revenues and gross margin
Service revenues increased $14.2 million, or 33%, over the nine months ended September 30, 2020. Trans Ova's revenues and gross margins thereon improved primarily due to an increase in services performed as a result of higher customer demand as the beef and dairy industries have been stronger in the current year and a change in pricing structure with certain customers. Additionally, Exemplar's service revenues and gross margins thereon improved in the current period due to an increase in services performed resulting from a higher demand from existing and new customers as well as a combination of price increases and a change in pricing structure with certain customers.
Research and development expenses
Research and development expenses increased $6.1 million, or 20%, over the nine months ended September 30, 2020. Contract research organization costs and lab supplies increased $5.9 million with the advancement of our clinical and preclinical programs.
Selling, general and administrative expenses
SG&A expenses decreased $4.3 million, or 7%, from the nine months ended September 30, 2020. Salaries, benefits, and other personnel costs decreased $3.8 million in 2021 primarily due to (i) a reduced headcount as we scaled down our corporate functions to support our more streamlined organization and (ii) reduced stock compensation costs for previously granted awards that became fully vested in early 2021. There was a reduction of $2.5 million for the nonrecurring settlement with the SEC in the prior period. This was partially offset by an increase in professional fees of $1.5 million, primarily due to an increase in legal fees associated with certain litigation matters.
Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the nine months ended September 30, 2020 and 2020, for each of our reportable segments as well as unallocated corporate costs.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2021	2020
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(34,055)	$(26,106)	$(7,949)	(30.4)%
Exemplar	5,312	2,511	2,801	111.5%
Trans Ova	15,881	7,417	8,464	114.1%
Unallocated corporate costs	(25,412)	(29,102)	3,690	(12.7)%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 19" appearing elsewhere in this Quarterly Report.

The following table summarizes revenues from external customers for the nine months ended September 30, 2021 and 2020, for each of our reportable segments.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2021	2020
	(In thousands)
Biopharmaceuticals	$723	$20,703	$(19,980)	(96.5)%
Exemplar	9,860	7,230	2,630	36.4%
Trans Ova	69,069	55,858	13,211	23.7%
Biopharmaceuticals
The decrease in revenues for Biopharmaceuticals was primarily due to the accelerated recognition of previously deferred revenue in the prior period upon the mutual terminations of collaborations with Castle Creek and Oragenics in 2020. Segment Adjusted EBITDA declined as we had increased costs associated with the advancement of our clinical and preclinical programs.
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
Unallocated Corporate Costs
Unallocated corporate costs decreased primarily due to decreased legal fees associated with certain litigation matters, including our settlement with the SEC in the prior period, and due to a reduction of corporate employees as we scaled down our corporate functions to support our more streamlined organization.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception, and as of September 30, 2021, we had an accumulated deficit of $1.9 billion. From our inception through September 30, 2021, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers. As of September 30, 2021, we had cash and cash equivalents of $41.7 million and short-term and long-term investments of $139.6 million. Cash in excess of immediate requirements is typically invested primarily in money market funds and U.S. government debt securities in order to maintain liquidity and preserve capital.
We currently generate cash receipts primarily from sales of products and services and from strategic transactions.
Trans Ova is subject to certain restrictive covenants under its line of credit which is discussed in "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 11" appearing elsewhere in this Quarterly Report. As of September 30, 2021, Trans Ova was in compliance with these debt covenants or had obtained appropriate waivers from the bank.

Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(41,182)	$(60,552)
Investing activities	(90,469)	(12,405)
Financing activities	121,297	32,777
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	264	(77)
Net decrease in cash, cash equivalents, and restricted cash	$(10,090)	$(40,257)
Cash flows from operating activities:
During the nine months ended September 30, 2021, our net loss was $67.1 million, which includes the following significant noncash expenses totaling $30.5 million from both continuing and discontinued operations: (i) $11.5 million of stock-based compensation expense, (ii) $10.4 million of depreciation and amortization expense, and (iii) $8.6 million accretion of debt discount and amortization of deferred financing costs. These expenses were partially offset by a $4.6 million noncash gain recognized upon the termination of our MBP Titan facility lease in January 2021.
During the nine months ended September 30, 2020, our net loss was $128.9 million, which includes the following significant noncash expenses totaling $85.4 million from both continuing and discontinued operations: (i) $27.0 million of accumulated foreign currency translation losses that were realized upon the closing of the Transactions, (ii) $23.0 million of impairment losses related to goodwill and long-lived assets, (iii) $13.9 million of stock-based compensation expense, (iv) $13.7 million of depreciation and amortization expense, and (v) $7.8 million accretion of debt discount and amortization of deferred financing costs. These expenses were partially offset by the recognition of $12.8 million of previously deferred revenue upon the mutual terminations of collaboration agreements with Castle Creek and Oragenics in 2020.
Our cash outflows from operations during the nine months ended September 30, 2021 decreased $19.4 million from the nine months ended September 30, 2020 primarily due to (i) increased cash inflows provided by Trans Ova and Exemplar due to increased revenues and gross margins thereon, (ii) the reduction in cash requirements for MBP Titan as we suspended those operations in the second quarter of 2020, and (iii) reductions in operating expenses for our corporate operations as we streamlined operations in order to further prioritize the use of our capital.
Cash flows from investing activities:
During the nine months ended September 30, 2021, we purchased $92.2 million of investments, net of maturities and sales, primarily using the proceeds received from the underwritten public offering discussed below.
During the nine months ended September 30, 2020, we purchased $75.4 million of investments, net of maturities, primarily using the $64.2 million of proceeds received from the Transactions, net of cash sold, and the private placement discussed below.
Cash flows from financing activities:
During the nine months ended September 30, 2021, we received $121.0 million net proceeds from the sale of our common stock in an underwritten public offering.
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
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of September 30, 2021 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$18,794	$3,303	$6,035	$4,483	$4,973
Convertible debt (1)	200,000	—	200,000	—	—
Cash interest payable on convertible debt	14,000	7,000	7,000	—	—
Long-term debt, excluding convertible debt	3,384	355	780	794	1,455
Total	$236,178	$10,658	$213,815	$5,277	$6,428
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Notes 11" appearing elsewhere in this Quarterly Report for further discussion of our convertible debt.
In addition to the obligations in the table above, as of September 30, 2021 we also have the following significant contractual obligations described below.
In conjunction with the formation of our JVs, we committed to making future capital contributions subject to certain conditions and limitations. As of September 30, 2021, our remaining capital contribution commitments to our JVs were $14.2 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
We are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products that incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. As of September 30, 2021, we also had research and development commitments with third parties totaling $15.7 million that had not yet been incurred.
Net operating losses
As of September 30, 2021, we had net operating loss carryforwards of approximately $836.6 million for U.S. federal income tax purposes available to offset future taxable income, including $583.9 million generated after 2017, U.S. capital loss carryforwards of $212.5 million, and U.S. federal and state research and development tax credits of approximately $10.9 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Net operating loss carryforwards generated prior to 2018 begin to expire in 2022, and capital loss carryforwards will expire if unutilized beginning in 2024. Our foreign subsidiaries included in continuing operations have foreign loss carryforwards of approximately $76.8 million, most of which do not expire. Excluding certain deferred tax liabilities totaling $2.6 million, our remaining net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.
As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of September 30, 2021, Precigen has utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of September 30, 2021, approximately $42.1 million of domestic net operating losses were inherited via acquisitions and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

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
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $181.3 million and $100.1 million as of September 30, 2021 and December 31, 2020, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities and certificates of deposit, which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Item 4. Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, under supervision and with the participation of our management, including our Chief Executive Officer ("CEO"), who is our principal executive officer, and our Chief Financial Officer ("CFO"), who is our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, as of the end of the period covered by this report, our CEO and CFO concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
There has been no change in our internal control over financial reporting during the three months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2021, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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

31.2
Certification of Harry Thomasian Jr., Chief Financial Officer (Principal Financial Officer) of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of Helen Sabzevari, Chief Executive Officer (Principal Executive Officer) of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**
Certification of Harry Thomasian Jr., Chief Financial Officer (Principal Financial Officer) of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precigen, Inc.
(Registrant)

Date: November 8, 2021	By:	/s/ HARRY THOMASIAN JR.
Harry Thomasian Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)