Form 10-K
period 2021-12-31
PRECIGEN, INC.
filed 2022-03-01
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates based upon the closing price of such shares on the Nasdaq Global Select Market on such date was approximately $790.4 million.
As of February 15, 2022, 206,931,842 shares of common stock, no par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

________________________
Intrexon®, Trans Ova Genetics®, ActoBiotics®, Progentus®, UltraCAR-T®, RheoSwitch®, UltraVector®, RTS®, UltraPorator®, and RheoSwitch Therapeutic System® are our and/or our affiliates' registered trademarks in the United States and GenVec™, Precigen™, AdenoVerse™, ActoBio Therapeutics™, AttSite™, and Precigen Therapeutics™ are our and/or our affiliates' common law trademarks in the United States. This Annual Report on Form 10-K, or Annual Report, and the information incorporated herein by reference contain references to trademarks, service marks, and trade names owned by us or other companies. Solely for convenience, trademarks, service marks, and trade names referred to in this Annual Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use or display of other companies' trade names, service marks, or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names, and service marks appearing in this Annual Report are the property of their respective owners. Unless the context requires otherwise, references in this Annual Report to "Precigen", "we", "us", and "our" refer to Precigen, Inc.
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
•The regulatory process of the United States Food and Drug Administration, or FDA, and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable, and we may be unable to obtain FDA approval of our product candidates. The denial or delay of any such approval would prevent or delay commercialization of our product candidates and adversely impact our potential to generate revenue, our business, and our results of operations.
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
•As of December 31, 2021, Randal J. Kirk controlled approximately 40 percent of our common stock and may be able to control or significantly influence shareholder votes and other corporate actions.

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
We are actively advancing our lead clinical programs, including: PRGN-3005, PRGN-3006, and PRGN-3007, which are built on our UltraCAR-T platform; PRGN-2009 and PRGN-2012, which are based on our AdenoVerse immunotherapy platform; and AG019, which is built on our ActoBiotics platform. In addition, we have completed a Phase 1 study of INXN-4001, a non-viral triple-effector plasmid DNA, which is built on our UltraVector platform. We also have a robust pipeline of preclinical programs that we are pursuing in order to drive long-term value creation.
We have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies. UltraPorator has received FDA clearance for manufacturing UltraCAR-T cells in clinical trials, and since November 2020, we have been dosing patients with UltraCAR-T cells manufactured with UltraPorator in our clinical trials.
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
We have strategically focused our efforts on developing an innovative pipeline of therapies in immuno-oncology, infectious diseases, and autoimmune disorders based on our transformative UltraCAR-T, AdenoVerse immunotherapy, and ActoBiotics therapeutic platforms. A core focus of our research and development programs has been an effort to address the drawbacks associated with conventional cell and gene therapy manufacturing approaches. To this end, we are developing therapeutic candidates that reduce manufacturing risk by eliminating the need for centralized cell therapy manufacturing and have invested in internal manufacturing capabilities to de-risk our clinical production.

Our Clinical Pipeline
Our Healthcare Business
Our healthcare business focuses on human therapeutics and developing research models and services for healthcare research applications. Our Biopharmaceuticals segment includes our wholly owned subsidiaries PGEN Therapeutics, Inc., or PGEN Therapeutics, and Precigen ActoBio, Inc., or ActoBio, and our majority ownership interest in Triple-Gene LLC, doing business as Precigen Triple-Gene, or Triple-Gene, as well as royalty interests in therapeutics and therapeutic platforms from companies not controlled by us. Exemplar Genetics, LLC, doing business as Precigen Exemplar, or Exemplar, is a wholly owned subsidiary which is focused on developing research models and services for healthcare research applications.
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
We deliver gene programs via viral, non-viral, and microbe-based approaches, including Sleeping Beauty, AttSite recombinases, and gorilla adenoviral vectors, from our AdenoVerse library. Sleeping Beauty is a non-viral transposon/transposase system licensed from the University of Texas MD Anderson Cancer Center that stably reprograms immune cells by inserting specific DNA sequences into their genome. The Sleeping Beauty system has been shown to promote random integration in the genome without insertion bias, which contrasts with the predilection of other viral and non-viral methods such as lentiviral vectors and the PiggyBac transposon system for integration at transcriptionally active sites. We believe that our non-viral system may confer benefits including a reduction of the risk of genotoxicity. Precigen has made significant improvements to the Sleeping Beauty system by optimizing gene elements, genetic payload capacity, and efficiency of delivery, which provides a system tailored to our multigenic UltraCAR-T platform. Our AttSite recombinases, which break and rejoin DNA at specific sequences in a unidirectional, irreversible fashion to direct integration of a transgene into the host cell genome, allow for stable, site-specific gene integration. The UltraPorator system includes proprietary hardware and software solutions and potentially represents major advancements over current electroporation devices by significantly reducing the processing time and contamination risk. UltraPorator is designed for rapid and cost-effective manufacturing of UltraCAR-T therapies and has the potential to enable rapid manufacturing of a range of gene and cell therapies beyond UltraCAR-T.
Genetically engineered adenoviruses (a common group of viruses) called adenovectors that are designed to insert genes into cells are an important part of our technology platforms. Our AdenoVerse technology platform is composed of a library of engineered adenovector serotypes that yield greater tissue specificity and target selection as compared to known human Ad5 adenovectors. This includes our gorilla adenovectors, which provide a potential competitive advantage with their large payload capacity, ability for repeat administrations and generation of robust antigen-specific immune responses.
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
PGEN Therapeutics' Therapeutic Platforms
UltraCAR-T
Recent technological advances have revolutionized the field of immunotherapy for the treatment of cancer. Of the many immunotherapy approaches, chimeric antigen receptor T, or CAR-T, cell therapies in particular have shown remarkable responses in cancer patients with hematological malignancies. These therapies rely on the genetic modification of T cells to express chimeric antigen receptors and enable these modified T cells to bind to specific antigens on the patient's tumor cells and kill the tumor cells. Concerns remain, however, regarding complex and lengthy manufacturing processes and the safety profile of CAR-T cell therapies. Furthermore, current autologous and allogeneic CAR-T cell therapies face challenges in the treatment of solid tumors due to rapid exhaustion and limited in vivo persistence of CAR-T cells. Current approaches to CAR-T manufacturing require extensive ex vivo expansion following viral vector transduction to achieve clinically relevant cell numbers. We believe such an ex vivo expansion process can result in the exhaustion of CAR-T cells prior to their administration, limiting their potential for persistence in patients after administration. Furthermore, lengthy and complex manufacturing of current CAR-T approaches results in high manufacturing costs and long delays in providing the CAR-T treatment to cancer patients. Time is of the essence for advanced cancer patients and even modest delays in treatment can adversely affect outcomes.
Our UltraCAR-T platform is differentiated from the competition, and we believe it has the potential to address the shortcomings of current technologies and disrupt the CAR-T treatment landscape by increasing patient access through shortening manufacturing time from weeks to days, decreasing manufacturing-related costs, and improving outcomes. Recently we described the advancement of the UltraCAR-T platform to address the inhibitory tumor microenvironment by incorporating intrinsic checkpoint blockade without the need for complex and expensive gene editing techniques. The next generation of UltraCAR-T utilizes a single multicistronic transposon DNA and the well-established overnight, decentralized manufacturing process of UltraCAR-T.
We have introduced our vision for a new UltraCAR-T library approach, which is intended to transform the personalized cell therapy landscape for cancer patients. Our goal is to develop and validate a library of non-viral plasmids to target tumor-associated antigens. Enabled by what we believe to be design and manufacturing advantages of UltraCAR-T, coupled with the capabilities of the UltraPorator system, we are working to empower cancer centers to deliver personalized, autologous UltraCAR-T treatment with overnight manufacturing to any cancer patient. If our goal is realized, one or more non-viral plasmids could be selected based on the patient's cancer indication and biomarker profile from the library to build a personalized UltraCAR-T treatment. After initial treatment, this approach has the potential to allow for redosing of UltraCAR-T targeting the same or new tumor-associated antigens based on the treatment response and the changes in antigen expression of the patient's tumor.
The key advantages of UltraCAR-T versus the traditional CAR-T approaches include:
Advanced non-viral multigenic delivery system
We have optimized and advanced the Sleeping Beauty system using our UltraVector DNA construction platform to produce multigenic UltraCAR-T cells. As a result of this optimization, our UltraCAR-T cells are precision-engineered to produce a homogeneous cell product that simultaneously co-expresses antigen-specific CAR, kill switch, and mbIL15 genes in any genetically modified UltraCAR-T cell. We recently introduced the next generation UltraCAR-T platform that addresses the inhibitory tumor microenvironment by incorporating a novel mechanism for intrinsic downregulation of one or more checkpoint inhibitor, or CPI, genes. Our design achieves intrinsic CPI blockade without gene editing and is aimed at avoiding systemic toxicity and the high cost of combining CPI antibodies. The next generation UltraCAR-T cells simultaneously express CAR, mbIL15, and a kill switch, and incorporates intrinsic CPI blockade using a single multicistronic non-viral transposon. This design differentiates our UltraCAR-T platform from the approaches used by our competitors and, we believe, reduces the developmental risk as compared to those approaches because product homogeneity is a critical consideration for later stages of clinical development and subsequent commercialization. We utilize our protein engineering and immunology expertise to optimize antigen binding, hinge, and signaling domains of each CAR based on the target antigen expression profile and cancer indication. We have also included our proprietary kill switch technology in our UltraCAR-T cells to improve the safety profile.
Enhanced persistence and elimination of ex vivo expansion step due to expression of mbIL15
A key driver of improved UltraCAR-T cell performance is mbIL15. The expression of mbIL15 has been shown to enhance in vivo expansion of UltraCAR-T cells in the presence of tumor antigens and prevent T cell exhaustion to maintain a less differentiated, stem-cell like memory phenotype leading to longer persistence of UltraCAR-T cells. This yields an enduring anti-tumor response that has been shown to outlast conventional CAR-T cells in preclinical studies, which we believe is essential to successfully targeting solid tumors. This design allows us to eliminate the need for ex vivo expansion prior to administration, a requirement that is a major limitation of current CAR-T treatments.
Scalable, rapid, decentralized manufacturing process
Another key differentiator of the UltraCAR-T therapeutic platform is our rapid and decentralized proprietary manufacturing process, which allows us to manufacture UltraCAR-T cells overnight at a medical center's current good manufacturing practices, or cGMP, facility and reinfuse the patient the following day after gene transfer. This process improves upon current approaches to CAR-T manufacturing, which require extensive ex vivo expansion following viral vector transduction that we believe can result in the exhaustion of CAR-T cells prior to their administration, limiting their potential for persistence in patients. The decentralized nature of the manufacturing process allows us to scale beyond the confines of a dedicated facility. We are the first company to validate non-viral, rapid, decentralized manufacturing of CAR-T cells in the clinic by infusing patients one day after gene transfer at two different sites in our ongoing clinical trials. We have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies. The UltraPorator system, intended to be a viable scale-up and commercialization solution for decentralized UltraCAR-T manufacturing, includes proprietary hardware and software solutions and potentially represents major advancements over current electroporation devices by significantly reducing the processing time and contamination risk.

The FDA has cleared UltraPorator as a manufacturing device for clinical trials of our UltraCAR-T investigational therapies.
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
PGEN Therapeutics' most advanced programs based on the UltraCAR-T platform include PRGN-3005, which is in a Phase 1/1b clinical trial for patients with advanced ovarian, fallopian tube, or primary peritoneal cancer; PRGN-3006, which is in a Phase 1/1b clinical trial for patients with relapsed or refractory acute myeloid leukemia, or AML, high-risk myelodysplastic syndromes, or MDS, and chronic myelomonocytic leukemia, or CMML; and PRGN-3007, based on the next generation UltraCAR-T, which has received FDA clearance to initiate a Phase 1/1b clinical trial for patients with advanced receptor tyrosine kinase-like orphan receptor 1-positive, or ROR1, hematological and solid tumors.

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
PRGN-3005 is currently being evaluated in a Phase 1/1b clinical trial. The Phase 1 portion of the study is a dual-arm, non-randomized, open-label clinical trial in patients with advanced, recurrent platinum-resistant ovarian, fallopian tube or primary peritoneal cancer. Patients in this investigator-initiated Phase 1 dose escalation trial receive either intraperitoneal, or IP (Arm 1), or intravenous, or IV (Arm 2), administration of PRGN-3005 without prior lymphodepletion. The primary objectives of the Phase 1 trial are to assess the safety and maximum tolerated dose, or MTD, of PRGN-3005. For both routes of administration, PRGN-3005 will follow a 3+3 dose escalation pattern. We are conducting this trial in collaboration with The University of Washington and The Fred Hutchinson Cancer Research Center, leaders in immunotherapy and CAR-T treatments. We expect to enroll up to 71 patients total in this study.
In November 2021, the lead investigator of the PRGN-3005 clinical trial presented additional interim data from the IP arm of the Phase 1 trial at our 2021 R&D Virtual Event. Data from the patients treated in the IP arm showed a favorable safety profile, dose-dependent expansion and persistence in the peripheral blood, and clinical activity as evidenced by a decrease or stabilization of total target tumor burden at the first restaging in a majority of patients. In addition, the UltraPorator system has enabled us to deliver higher UltraCAR-T doses, and we believe that our consistent ability to successfully manufacture UltraCAR-T cells at a medical center confirms the validity of our rapid, decentralized approach to manufacturing.
In March 2021, we announced FDA clearance to initiate dosing in the IV arm of the Phase 1 dose escalation trial concurrently with the IP arm. In August 2021, we announced that the FDA has cleared enrollment of patients in Dose Level 3 in the IV arm without the need to follow 3+3 dose escalation through Dose Levels 1 and 2. In January 2022, we announced the completion of enrollment in the dose escalation phase of both IP and IV arms without lymphodepletion in the ongoing Phase 1 clinical trial. We have received FDA clearance to incorporate lymphodepletion at Dose Level 3 of the IV arm. We plan to evaluate lymphodepletion in the IV arm and plan to initiate a multicenter expansion phase of PRGN-3005. In addition, based on the favorable safety profile of PRGN-3005 to date, we plan to evaluate the potential for redosing in the clinical trial.
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
PRGN-3006 is currently being evaluated in an investigator-initiated Phase 1/1b trial. The Phase 1 portion of this study is a dual-arm, non-randomized, dose-escalation clinical trial where PRGN-3006 is delivered via intravenous infusion. The patient population includes relapsed or refractory AML, or r/r AML, higher-risk MDS, and CMML. In the 3+3 dose escalation phase, patients are treated in one of the two arms: patients in Cohort 1, or No Lymphodepletion arm, receive UltraCAR-T cell infusion without prior lymphodepletion, and patients in Cohort 2, or Lymphodepletion arm, receive lymphodepleting chemotherapy prior to UltraCAR-T infusion. The primary objective of this trial is to assess the safety of PRGN-3006 and determine the MTD. The Phase 1 trial is being conducted in collaboration with Moffitt Cancer Center, a pioneer in CAR-T clinical development.

In November 2021, the Principal Investigator of the PRGN-3006 clinical trial presented clinical progress and interim data from the ongoing Phase 1 trial at our 2021 R&D Virtual Event. In December 2021, the Principal Investigator presented additional interim data at the 63rd ASH Annual Meeting and Exposition. Data showed a favorable safety profile of PRGN-3006 administered in both the No Lymphodepletion and the Lymphodepletion cohorts. In addition, dose-dependent expansion and persistence of PRGN-3006 in peripheral blood and bone marrow was observed in both the No Lymphodepletion and the Lymphodepletion cohorts with higher peak expansion in the Lymphodepletion cohort compared to the No Lymphodepletion cohort. Furthermore, data showed encouraging clinical responses in the Lymphodepletion cohort.
In January 2022, we announced the completion of enrollment in the Phase 1 dose escalation trial in both the No Lymphodepletion and the Lymphodepletion cohorts. We plan to initiate a multicenter expansion phase of the study at Dose Level 3 with lymphodepletion. We plan to incorporate a repeat dosing regimen in the expansion phase. Furthermore, we anticipate publication of additional Phase 1/1b data in 2022. PRGN-3006 has been granted Orphan Drug designation for the treatment of AML by the FDA.
PRGN-3007
PRGN-3007 is a first-in-class, investigational autologous CAR-T therapy that utilizes the next generation UltraCAR-T platform to express a CAR to target ROR1, mbIL15, kill switch, and a novel mechanism for the intrinsic blockade of the programmed death 1, or PD-1, gene expression.
ROR1 is a type I orphan-receptor that is expressed during embryogenesis and by certain hematological and solid tumors but is undetectable on normal adult tissues. ROR1 in malignancies is aberrantly expressed in B-cell malignancies such as B-cell acute lymphoblastic leukemia, or B-ALL, diffuse large cell B-cell lymphoma, or DLBCL, chronic lymphocytic leukemia, or CLL, and mantle cell lymphoma, or MCL. Furthermore, upregulated expression has been detected in various solid tumors, including ovarian cancer, breast adenocarcinomas encompassing triple negative breast cancer, or TNBC, pancreatic cancer, Ewing's sarcoma and lung adenocarcinoma. The increased expression of ROR1 in hematological and solid tumor malignancies has been associated with tumor proliferation, metastasis and poor clinical outcomes.
The PD-1/programmed death ligand 1, or PD-L1, pathway plays a vital role in how tumor cells evade immune response. While the blockade of the PD-1/PD-L1 pathway has demonstrated considerable benefit for treating various cancers, the use of systemic CPI can lead to side effects associated with autoimmune response. The innovative design of PRGN-3007, where the blockade of PD-1 expression is intrinsic and localized to UltraCAR-T cells, is aimed at avoiding systemic toxicity and the high cost of CPI by eliminating the need for combination treatment.
In preclinical in vitro studies, PRGN-3007 showed significant reduction in PD-1 expression on UltraCAR-T cells compared to control ROR1 CAR-T cells lacking PD-1 blockade. The downregulation of PD-1 expression on PRGN-3007 resulted in enhanced ROR1-specific cytotoxicity and release of inflammatory cytokines upon co-culture with various ROR1-positive, or ROR1+, PD-L1+ hematological and solid tumor cells compared to Control ROR1 CAR-T, especially at low effector to target cell ratios. Single-cell cytokine proteomics showed that the downregulation of PD-1 expression on PRGN-3007 resulted in a significantly higher number of polyfunctional CAR-T cells compared to Control ROR1 CAR-T. Expression of mbIL15 on PRGN-3007 UltraCAR-T, with or without downregulation of PD-1 expression, resulted in robust expansion in presence of ROR1 antigen, lack of autonomous expansion in absence of ROR1, and durable persistence even in absence of exogenous cytokines in vitro. PRGN-3007 was selectively and effectively eliminated by the kill switch activator treatment demonstrating functionality of the kill switch, which is intended to improve the safety profile of PRGN-3007. In preclinical in vivo testing, a single administration of PRGN-3007, only one day after gene transfer, effectively reduced tumor burden and significantly improved overall survival of tumor bearing mice compared to Control ROR1 CAR-T in an aggressive xenograft model of mantle cell lymphoma. Blood analyses demonstrated sustained downregulation of PD-1 expression, rapid expansion, long-term persistence, and a predominant central memory phenotype of PRGN-3007 in tumor bearing mice.
In October 2021, we announced that FDA has cleared the investigational new drug, or IND, application to initiate the Phase 1/1b clinical trial of PRGN-3007 in advanced ROR1+ hematological and solid tumors. The Phase 1/1b clinical trial is an open-label study designed to evaluate the safety and efficacy of PRGN-3007 in patients with advanced ROR1+ hematological (Arm 1) and solid (Arm 2) tumors. The target patient population for Arm 1 includes relapsed or refractory CLL, relapsed or refractory MCL, relapsed or refractory B-ALL, and relapsed or refractory DLBCL. The target patient population for Arm 2 includes locally advanced unresectable or metastatic histologically confirmed TNBC. The study will enroll in two parts: an initial 3+3 dose escalation in each arm followed by a dose expansion at the maximum tolerated dose. Arm 1 and Arm 2 will enroll in parallel. The Phase 1 trial will be conducted in collaboration with Moffitt Cancer Center, a pioneer in CAR-T clinical development. We plan to initiate dosing in the Phase 1 trial of PRGN-3007 in 2022.
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
Replication incompetence
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
PGEN Therapeutics' most advanced programs based on the AdenoVerse immunotherapy platform include: (i) PRGN-2009, a first-in-class, investigational "off-the-shelf" immunotherapy utilizing the AdenoVerse platform, is designed to activate the immune system to recognize and target human papillomavirus-positive, or HPV+, solid tumors, which is in a Phase 1/2 clinical trial for patients with HPV-associated cancers in collaboration with the National Cancer Institute, or NCI, pursuant to a cooperative research and development arrangement, or CRADA; and (ii) PRGN-2012, a first-in-class, investigational "off-the-shelf" AdenoVerse immunotherapy designed to elicit immune responses directed against cells infected with HPV type 6, or HPV6, or HPV type 11, or HPV11, which is in a Phase 1 trial in patients with recurrent respiratory papillomatosis, or RRP.
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
PRGN-2009 is in a Phase 1/2 clinical trial for patients with HPV-associated cancers in collaboration with NCI pursuant to a CRADA. The Phase 1 portion of the study was designed to follow 3+3 dose escalation to evaluate the safety of PRGN-2009 administered as a monotherapy, Arm A, to determine the recommended Phase 2 dose, or R2PD, followed by an evaluation of the safety of the combination of PRGN-2009 at the R2PD and M7824, Arm B. The Phase 1 study population includes patients with recurrent or metastatic HPV-associated cancers. PRGN-2009 is administered via sub cutaneous injection once every 2 weeks for three administrations and may be continued every 4 weeks for up to one year, as clinically appropriate. M7824 is administered on Day 1 and then every 2 weeks. The Phase 2 portion of the study is designed to evaluate PRGN-2009 as a monotherapy or in combination with M7824 as a neoadjuvant or induction therapy in patients with newly-diagnosed stage II/III HPV16-positive oropharyngeal cancer and patients with newly diagnosed operable stage II/III/IVA/IVB HPV+ sinonasal squamous cell cancer.

In November 2021, one of the lead investigators of the PRGN-2009 clinical trial presented clinical progress and preliminary data from the Phase 1 trial at our 2021 R&D Virtual Event. In November 2021, the Principal Investigator of the PRGN-2009 clinical trial presented additional interim data at the Society for Immunotherapy of Cancer, or SITC, 2021 Annual Meeting.
Phase 1 data showed a favorable safety profile of repeated PRGN-2009 administrations in both the monotherapy and the combination arms. In addition, there was not a significant neutralizing antibody response to gorilla adenovector post PRGN-2009 treatment, and there was not a significant increase in neutralizing antibody response over time with subsequent additional vaccinations in both the monotherapy and the combination arms. We believe that the lack of significant neutralizing antibody response highlights the ability to deliver repeated administrations of PRGN-2009, a major differentiation of our AdenoVerse immunotherapy platform. Phase 1 data showed encouraging clinical activity and patient case studies showed an increase in the HPV16 and/or HPV18-specific immune response after PRGN-2009 administration and an increase in the magnitude and breadth of immune response with respect to repeated administrations of PRGN-2009.
Enrollment in the Phase 1 monotherapy dose escalation arm is complete and enrollment in the Phase 1 combination arm is ongoing in patients with recurrent or metastatic HPV-associated cancers. In addition, enrollment in the monotherapy arm of the Phase 2 trial, which evaluates PRGN-2009 as a neoadjuvant therapy for newly diagnosed oropharyngeal or sinonasal squamous cell cancer (OPSCC) patients is ongoing. We expect to report additional Phase 1 data in 2022. We plan to seek FDA guidance on a rapid regulatory strategy for PRGN-2009 given the positive interim results and significant unmet patient need. We plan to initiate a Phase 2 study in advanced HPV-associated cancer indications in combination with an approved anti-PD-1 CPI.
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
RRP is a rare, difficult-to-treat, and sometime fatal neoplastic disease of the respiratory tract caused by infection with HPV6 or HPV11. RRP is classified based on age of onset as juvenile or adult. Approximately 1,500 new cases of RRP are diagnosed each year in the United States. Juvenile-onset disease has an incidence of 4 per 100,000 and adult-onset RRP has an incidence of 2 to 3 per 100,000. There is no cure for RRP, and the current standard-of-care is repeated endoscopic debulking with ablation or excision of papillomatous lesions. Recurrence of papilloma after surgical removal is very common, and repeated procedures are required to debulk and monitor the disease, which exposes patients to anesthetic and surgical risks and emotional distress. Some patients require a tracheotomy and need a trach tube indefinitely to keep the breathing passage open. RRP morbidity and mortality results from the effects of papilloma mass on the vocal cords, trachea, and lungs, which may cause voice changes, stridor, airway occlusion, loss of lung volume, and/or post-obstructive pneumonia. Although rare, one to three percent of RRP cases can transform into invasive squamous cell carcinoma. In addition, more than 90 percent of genital warts are related to HPV6 and HPV11 infection.

In preclinical models, PRGN-2012 has demonstrated strong HPV6 and HPV11-specific T-cell response in RRP patient samples in vitro.
PRGN-2012 is in a Phase 1 clinical trial for adult patients with RRP. The Phase 1 study is designed to follow 3+3 dose escalation of PRGN-2012 as an adjuvant immunotherapy following standard-of-care surgical removal of visible papillomatosis disease. Patients receive up to four injections of PRGN-2012. The primary objective of the study is to determine safety and tolerability and the recommended Phase 2 dose of PRGN-2012. The study is designed to enroll 3 to 6 subjects at each dose level, and to treat 12 patients at the MTD in the expansion cohort. PRGN-2012 is being developed in collaboration with the Center for Cancer Research at the NCI through a CRADA.
In November 2021, the Principal Investigator of the PRGN-2012 clinical trial presented preliminary data from the ongoing clinical trial at our 2021 R&D Virtual Event.
Phase 1 data reported showed a favorable safety profile of repeated PRGN-2012 administrations in RRP patients. In addition, the preliminary Phase 1 data from three RRP patient case studies demonstrated encouraging clinical activity of PRGN-2012 with reduction or elimination in the need for surgical interventions at the most recent follow-up after PRGN-2012 treatment compared to the recent history of surgical interventions for these patients before enrolling in the trial.
PRGN-2012 has been granted Orphan Drug designation for the treatment of RRP by the FDA.
Preclinical Programs
We have a robust pipeline of preclinical programs in our core therapeutic areas of immune-oncology, infectious diseases, and autoimmune disorders that we are pursuing in order to drive long-term value creation. Our pipeline includes a number of product candidates based on UltraCAR-T and "off-the-shelf" AdenoVerse immunotherapy therapeutic platforms. We expect to continue development of various preclinical programs to identify product candidates for evaluation in clinical trials.
We are evaluating multiple UltraCAR-T candidates for treatment of hematological and solid tumors in preclinical testing. We have reported our vision for a new UltraCAR-T library approach aimed at transforming the personalized cell therapy landscape for cancer patients. Our goal is to develop and validate a library of non-viral plasmids to target tumor-associated antigens using the UltraCAR-T platform.
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
We have completed a Phase 1b/2a clinical trial of AG019 for the treatment of early-onset T1D. The Phase 1b open-label portion of the study evaluated the safety and tolerability of AG019 monotherapy administered as a single dose and repeated daily doses in adult and adolescent patients. The Phase 2a double-blind portion of the study investigated the safety and tolerability of AG019 in combination with teplizumab, or PRV-031.
In June 2021, one of the lead investigators of the AG019 clinical trial presented results from the primary analysis at the Federation of Clinical Immunology Societies (FOCIS) 2021 Virtual Annual Meeting. In October 2021, one of the lead investigators of the AG019 clinical trial presented additional interim data at the European Association for the Study of Diabetes (EASD) 57th Annual Meeting.
The primary endpoint of both the Phase 1b AG019 monotherapy and the Phase 2a AG019 combination therapy has been met. AG019 was well-tolerated when administered to adults and adolescents either as monotherapy or in combination with teplizumab. A single 8-week treatment cycle of oral AG019 as a monotherapy and in combination with teplizumab showed stabilization or increase of C-peptide levels during the first 6 months post treatment initiation in recent-onset T1D. In an independent analysis performed in a subset of adult and adolescent patients by the Immune Tolerance Network (ITN), a leading independent research group sponsored by the United States National Institutes of Health, AG019 monotherapy and combination therapy induced antigen-specific tolerance in conjunction with the reduction of disease-specific T cell responses. The extent of these antigen-specific immune modulatory effects in the combination therapy patients was similar to what was seen in AG019 monotherapy patients indicating that this effect may be attributed to the single 8-week treatment cycle of oral AG019.
We have completed the Phase 1b/2a clinical trial of AG019 and analysis of final results is ongoing. Based on the positive results from the trial we plan to initiate discussions with regulatory agencies for the design of a Phase 2/3 clinical trial of AG019 in T1D.
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
Triple-Gene's most advanced candidate, INXN-4001, a non-viral triple effector plasmid based on our UltraVector platform designed for constitutive expression of human S100A1, SDF-1a, and VEGF-165, is engineered to address multiple pathways of heart failure. Utilizing a single plasmid comprising all three genes, instead of each individual gene on separately delivered plasmids, INXN-4001 can control for delivery and ensure expression of the three genes in all transfected cells.
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
A completed Phase 1 clinical trial of INXN-4001 was a first-in-human, open label study designed to evaluate the safety of retrograde coronary sinus infusion, or RCSI, of INXN-4001 in outpatient left ventricular assist device, or LVAD, recipients. Twelve stable patients with implanted LVAD for mechanical support of end stage heart failure were allocated into two cohorts of six subjects for infusion of the same amount of INXN-4001 (80mg) in either 40mL or 80mL via RCSI at a rate of 20mL per minute. The primary objectives of the Phase 1 study were to evaluate the safety of INXN-4001 infusion into the myocardium of LVAD patients and to demonstrate safety and feasibility of RCSI. Secondary endpoints included improvements in the six minute walk test, or 6MWT, duration and distance and quality of life, as assessed by Kansas City Cardiomyopathy Questionnaire, or KCCQ, responses.
The Phase 1 trial met the primary endpoints to evaluate safety and feasibility for INXN-4001. The infusions of INXN-4001 were overall well tolerated, with no adverse events attributed to INXN-4001, whereas one serious adverse event was considered related to the infusion procedure. Furthermore, a preliminary assessment of the secondary endpoints showed improvement in the 6MWT and KCCQ score in a subset of patients.
Partnered Program
We have partnered with Castle Creek Biosciences, Inc., or Castle Creek, to advance product candidates D-Fi (debcoemagene autoficel), formerly designated FCX-007, for the treatment of recessive dystrophic epidermolysis bullosa, or RDEB, and FCX-013 for the treatment of localized scleroderma. In October 2020, Castle Creek announced the dosing of the first patient in the ongoing Phase 3 trial of D-Fi and the dosing of the first patient in the ongoing Phase 1/2 trial of FCX-013. The FDA has granted Orphan Drug designation to D-Fi for the treatment of Dystrophic Epidermolysis Bullosa, which includes RDEB. In addition, D-Fi has been granted Rare Pediatric Disease designation, Fast Track designation, and Regenerative Medicine Advanced Therapy designation by the FDA for treatment of RDEB. The FDA has granted Orphan Drug designation to FCX-013 for the treatment of localized scleroderma. In addition, FCX-013 has been granted Rare Pediatric Disease designation and Fast Track designation for the treatment of moderate to severe localized scleroderma. Pursuant to the collaboration, we licensed our technology platforms to Castle Creek for use in certain specified fields, and in exchange, we received and were entitled to certain access fees, milestone payments, royalties, and sublicensing fees related to the development and commercialization of product candidates. In March 2020, we and Castle Creek terminated the original collaboration agreement by mutual agreement, with the parties agreeing that FCX-007 and FCX-013 would be treated as "Retained Products" under the terms of the original agreement. Castle Creek retains a license to continue to develop and commercialize the Retained Products within the field of use for so long as Castle Creek continues to pursue such development and commercialization, and we are also entitled to certain royalties with respect to the Retained Products. We were also required to perform certain drug product manufacturing activities related to the Retained Products.
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
Immuno-oncology
Our lead product candidates include PRGN-3005, PRGN-3006, and PRGN-3007, each of which are built on our UltraCAR-T platform, and PRGN-2009, which is based on our AdenoVerse immunotherapy platform. While we are employing a novel approach, there are a number of competitors pursuing CAR-T cell therapies for the treatment of cancer. We believe that, among others, Bristol-Myers Squibb, Tmunity Therapeutics, and Anixa Biosciences are developing CAR-T based treatments for ovarian cancer and TCR2 Therapeutics is developing TCR-T based treatment for ovarian cancer. We believe that Celyad, Mustang Bio, Kite, Amgen, Cellectis S.A., and Allogene Therapeutics are also using CAR-T technology to develop product candidates for the treatment of AML. We believe that Bristol-Myers Squibb, Lyell Immunopharma, and Oncternal Therapeutics are developing ROR1 CAR-T cells for treatment of ROR1-positive cancers. We believe that INOVIO Pharmaceuticals, AstraZeneca, Transgene SA, PDS Biotech, and Advaxis Immunotherapies are developing immunotherapies against HPV-associated cancers.
Bristol-Myers Squibb's product candidate, JCAR020, is a MUC16-IL-12 armored T-cell therapy being developed to treat ovarian cancer. Similar to our UltraCAR-T platform, this product candidate targets MUC16 on ovarian tumors. JCAR020 is engineered with "armored CAR" technology to co-express CAR and IL-12, a cytokine that can help overcome the inhibitory effects that the tumor micro-environment can have on T cell activity. Tmunity Therapeutics is developing Tm Tn-MUC 01 CAR-T for various solid tumors including ovarian cancer. This candidate targets TnMUC-1 antigen on tumor cells. Tmunity Therapeutics is also developing TmFRα01 CAR-T targeting folate receptor alpha for ovarian cancer. TCR2 Therapeutics' gavocabtagene autoleucel (gavo-cel, formerly TC-210) targets mesothelin and is based on TCR Fusion Construct T cells, or TRuC-T cells, technology and is manufactured using lentiviral transduction of autologous T cells. Anixa Biosciences is developing an autologous CAR-T treatment targeting follicle stimulating hormone receptor (FSHR) for ovarian cancer. Regeneron and 2seventy bio are developing bbT4015, an engineered CAR T cell therapy targeting MUC16, which we believe is in preclinical development.
For the treatment of AML using cell therapies, we believe that Celyad, Mustang Bio, Kite, and Fate Therapeutics have product candidates in the most advanced clinical trials. Celyad's product candidate, CYAD-02, is an investigational NKG2D-based CAR-T with co-expression of a single shRNA targeting NKG2DL, MICA and MICB, that uses the OptimAb manufacturing process, which generates a higher frequency of less differentiated CAR-T cells. CYAD-02 is in clinical trials for r/r AML or MDS patients. Mustang Bio's product candidate, MB-102, is an investigational autologous CAR-T cell therapy that is produced by engineering patient T cells to recognize and eliminate CD123-expressing tumors. Fate is developing FT538, an investigational, universal, off-the-shelf NK cell cancer immunotherapy derived from a clonal maters iPSC line, which we believe is in a Phase 1 clinical trial for the treatment of AML. Kite is developing KITE-222, an investigational autologous T cell therapy engineered with a CAR that specifically targets CLL-1 for treatment of AML. Amgen is developing AMG 553, an FMS-like tyrosine kinase 3, or FLT3, CAR-T cell therapy utilizing autologous T cells genetically modified ex vivo to express a transmembrane CAR to target FLT3 protein on the surface of AML cells irrespective of FLT3 mutational status. Cellectis S.A. is also developing UCART123, an allogeneic anti-CD123 CAR-T cell therapy, which utilizes lentivector transduction followed by TALEN-mediated gene editing to eliminate expression of TCRαβ from donor T cells. Vor Biopharma is developing VOR33, an investigational hematopoietic stem cell (HSC) therapy with elimination of CD33 expression via gene-editing, in combination with MylotargTM, an anti-CD33 antibody drug conjugate (ADC). Vor Biopharma is also developing VCAR33, an autologous anti-CD33 CAR-T as a monotherapy and in combination with VOR33, both of which we believe are in preclinical development. Finally, Allogene Therapeutics' allogeneic CAR-T therapies ALLO-316 and ALLO-819, targeting FLT3 and CD70, respectively, which we believe are in preclinical development for AML, are manufactured using healthy donor T-cells that are engineered using lentiviral transduction to express CAR followed by gene editing to eliminate expression of TCR to reduce the potential of rejection of therapy by a patient's immune system.
Bristol-Myers Squibb is developing JCAR024, a ROR1 CAR-T cell product, which we believe is in a Phase 1 clinical trial for ROR1-positive solid and hematological malignancies. Lyell Immunopharma is developing LYL797, a ROR1-targeted CAR T-cell product, which we believe recently received FDA clearance to initiate Phase 1 clinical trial for patients with relapsed/refractory TNBC or non-small cell lung cancer, or NSCLC. Oncternal Therapeutics is developing ONCT-808, a ROR1 targeted autologous CAR-T cell therapy, which we believe is currently in preclinical development, initially as a potential treatment for hematologic malignancies.
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
See "PGEN Therapeutics' Therapeutic Platforms" for a discussion of the features that we believe differentiate our UltraCAR-T treatments from our competitors.
For the treatment of HPV-associated cancers, we believe that INOVIO Pharmaceuticals, AstraZeneca, BioNTech SE, PDS Biotechnology, and Transgene S.A. are developing immunotherapies that are in clinical testing. TG4001 is an investigational therapeutic cancer vaccine candidate using an attenuated and modified poxvirus, or MVA, as a vector expressing the HPV16 E6 and E7 proteins and interleukin-2. We believe TG4001 is in a clinical trial in combination with anti-PD-L1 antibody avelumab for recurrent HPV+ cancers. INOVIO's lead investigational candidate VGX-3100 is a plasmid DNA based vaccine designed to increase T cell immune responses against the E6 and E7 antigens of HPV16 and HPV18. VGX-3100 is in clinical trials for precancerous cervical dysplasia. We believe AstraZeneca's MEDI0457, an investigational DNA vacine designed by INOVIO, is in clinical trials for various HPV-associated cancers. MEDI0457 is a multi-component DNA vaccine that uses different DNA plasmids to express modified sequences for E6 and E7 antigens of HPV16 and HPV18 and immune activator interleukin-12, or IL-12. We believe BioNTech is developing BNT113, an investigational HPV16 E6/7 mRNA vaccine for a form of HPV+ Head and Neck cancer. We believe PDS Biotechnology is developing PDS-0101, an investigational HPV16 peptide vaccine for various HPV-associated cancers. Cellid is developing BVAC-C, which is based on CeliVax technology that uses patient-derived B cells and monocytes transfected with E6/E7 recombination gene of HPV16 and HPV18 and loaded with an adjuvant for HPV-associated cancers.
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
As of December 31, 2021, we owned or in-licensed at least 55 issued United States patents and 40 pending United States patent applications relating to various aspects of our platforms and technologies, and we have pursued counterpart patents and patent applications in other jurisdictions around the world, as we have deemed appropriate. We continue to actively develop our portfolio through the filing of new patent applications, provisional and continuations or divisionals relating to our advancing technologies, methods and products as we and our collaborators deem appropriate.
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
Transition to Our Core Healthcare Business Model
Historically, we developed technology platforms for application across a variety of diverse end markets, including health, food, energy, and the environment. In January 2020, we announced that we were increasing our focus on our healthcare opportunities, which reflected our most advanced platforms, and in connection therewith, we divested a number of our non-healthcare assets and changed our name to Precigen, Inc. These transactions included the sale of a number of our non-healthcare assets, or the TS Biotechnology Sale, to TS Biotechnology Holdings, LLC, or TS Biotechnology, an entity formed by Third Security, LLC, or Third Security. Randal J. Kirk, who is our Executive Chairman, serves as the Senior Managing Director and Chairman of Third Security and owns 100 percent of the equity interests of Third Security. In addition, in January 2020, in a separate transaction, we sold our interest in EnviroFlight, LLC, or EnviroFlight, to Darling Ingredients, Inc., or Darling.
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
See "Notes to the Consolidated Financial Statements - Note 4" appearing elsewhere in this Annual Report for a discussion of Intrexon Energy Partners and Intrexon Energy Partners II.
Our Non-Healthcare Business
At December 31, 2021, our only non-healthcare business is our established bovine genetics company, Trans Ova Genetics, L.C., or Trans Ova.
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
As of December 31, 2021, Trans Ova had 213 production employees. Trans Ova's primary domestic production facilities, including approximately 360 acres of land, are located in Sioux Center, Iowa. The land and facilities are primarily used for our embryo transfer and IVF processes, as well as housing livestock used in such processes. As of December 31, 2021, Trans Ova also leased or owned regional production facilities and land in California, Maryland, Missouri, South Dakota, Texas, Washington, and Wisconsin for these purposes.
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
Reportable Segments
As of December 31, 2021, our reportable segments were (i) Biopharmaceuticals, (ii) Exemplar, and (iii) Trans Ova. These identified reportable segments met the quantitative thresholds to be reported separately for the year ended December 31, 2021. See "Notes to the Consolidated Financial Statements - Note 18" appearing elsewhere in this Annual Report for a discussion of our reportable segments and Segment Adjusted EBITDA.
Research and Development
As of December 31, 2021, we had 137 employees supporting our research and development functions of our healthcare operations, including operational and facility activities. We incurred expenses of $50.1 million, $41.6 million and $66.7 million in 2021, 2020, and 2019, respectively, on research and development activities for continuing operations. We anticipate that our research and development expenditures could increase as we advance our healthcare programs and platforms. As of December 31, 2021, our primary domestic research and development operations were located in laboratory facilities in Germantown, Maryland, and our primary international research and development operations were located in a laboratory facility in Ghent, Belgium.
Financial Information
Collaboration revenues, product revenues, service revenues and other revenues and operating loss for each of the last three fiscal years, along with assets as of December 31, 2021 and 2020, are set forth in the consolidated financial statements, which are included in Item 8 of this Annual Report. Financial information about geographic areas is set forth in "Notes to the Consolidated Financial Statements - Note 18" appearing elsewhere in this Annual Report.
Human Capital Management
As of December 31, 2021, we had 191 employees in support of our healthcare operations, of which 137 support our research and development functions including operational and facility activities. Of these research and development employees, 59 have advanced degrees, of which 35 are PhDs. Our corporate employees provide support to all of our operating subsidiaries and are responsible for the execution of all corporate functions, including executive, operational, finance, information technology, legal, and corporate communications. In addition to our healthcare operations, Trans Ova employs 265 full-time employees and 55 part-time employees. None of our employees are represented by a collective bargaining agreement.
We structure our compensation packages to compete for the best scientific talent. Our compensation packages include a competitive base salary and bonus, the issuance of equity incentives, and health and wellness benefits, including a health insurance plan with a Platinum actuarial value.
We are proud of the fact that our domestic healthcare operations and corporate functions include 40 percent of employees in ethnic and racial minority groups and also the fact that 45 percent of the same population of employees are women.
Our 2021 employee development initiatives included employee training targeting specific areas of interest, executive and manager coaching, and performance management which encompass performance goals and competency evaluations. We maintained our safety protocols in response to the COVID-19 pandemic including increased cleaning protocols, employee preventative measures, and contract tracing. In August and September 2021, we instituted a mandatory vaccination policy for all employees of our healthcare operations based in the United States.

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
We have incurred net losses since our inception, including net losses attributable to Precigen of $92.2 million, $170.5 million, and $322.3 million in 2021, 2020, and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $1.9 billion. We may incur losses and negative cash flow from operating activities for the foreseeable future. Historically, we have derived a significant portion of our revenues from collaborations and license agreements, but revenues of these types for existing collaborations will continue to decrease as we complete our transition to a discovery and clinical stage biopharmaceutical company. We no longer expect to receive reimbursement of costs incurred by us for new research and development services other than through existing collaborations or future strategic transactions, nor will we recognize deferred revenues associated with previously terminated collaborations. In addition, certain of our collaborations and license agreements provide for milestone payments, future royalties, and other forms of contingent consideration, the payment of which are uncertain as they are dependent on our collaborators' abilities and willingness to successfully develop and commercialize product candidates.
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
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs. We are and will continue to be dependent on public or private financings, new collaborations or licensing arrangements with strategic partners, or additional debt financing sources to fund continuing operations. As the COVID-19 pandemic continues to impact the economy, our future access to capital on favorable terms may be materially impacted. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. Given the rapid evolution of the COVID-19 pandemic and the uncertainty surrounding it, its impact to our financial condition, including but not limited to, possible impairment, restructuring, and other changes, cannot be reliably quantified or estimated.
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
We have chosen to prioritize development of certain of our product candidates. We may expend our limited resources on product candidates or indications that do not yield a successful product and fail to capitalize on other opportunities for which there may be a greater likelihood of success or may be more profitable.
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
In the United States, federal and state legislatures, health agencies and third-party payers continue to focus on containing the cost of health care. Legislative and regulatory proposals and enactments to reform health care insurance programs could significantly influence the manner in which our product candidates, if approved, are prescribed and purchased. For example, the Affordable Care Act has changed the way health care is paid for by both governmental and private insurers, including increased rebates owed by manufacturers under the Medicaid Drug Rebate Program, annual fees and taxes on manufacturers of certain branded prescription drugs, the requirement that manufacturers participate in a discount program for certain outpatient drugs under Medicare Part D and the expansion of the number of hospitals eligible for discounts under Section 340B of the Public Health Service Act. In addition, the Tax Act eliminated the tax-based shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Code, commonly referred to as the "individual mandate," effective January 1, 2019. Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drug plans, commonly known as the "donut hole," by raising the required manufacturer point-of-sale discount from 50 percent to 70 percent off the negotiated price effective as of January 1, 2019.
Significant developments that may adversely affect pricing in the United States include proposed drug pricing and Medicare reforms by Congress and regulatory changes to Medicare Part B and Medicare Part D, additional changes to the Affordable Care Act under the Biden Administration and trends in the practices of managed care groups and institutional and governmental purchasers, including consolidation of our customers. The Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2 percent Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030.
The pharmaceutical industry faces uncertainty regarding the continuation of Medicare's current drug pricing methodology. For example, on November 27, 2020 the Centers for Medicare & Medicaid Services ("CMS"), published an Interim Final Rule ("IFR") that would have imposed a mandatory Most Favored Nation ("MFN") pricing model on the fifty single-source drugs and biologics (including biosimilars) with the highest annual Medicare Part B spending for seven years, beginning January 1, 2021. The MFN model would have ultimately based payment for each of the fifty drugs on the lowest-available, gross domestic product ("GDP")-adjusted drug price available in any Organization for Economic Co-operation and Development country that meets minimum GDP requirements. Pharmaceutical and biotechnology industry organizations as well as several patient support groups filed litigation to enjoin implementation of the IFR. On December 28, 2020, the United States District Court for the Northern District of California imposed a nationwide preliminary injunction on implementation of the IFR pending CMS's completion of regulatory notice-and-comment rulemaking by CMS. On December 29, 2021, CMS published a final rule that rescinded the IFR, effective February 28, 2022, to address the procedural issues acknowledged in the preliminary injunction. Although the IFR as published will not go into effect, CMS could propose future pharmaceutical pricing changes similar to the IFR, albeit with the required notice and opportunity for stakeholders to participate in the regulatory process.
On November 19, 2021, the United States House of Representatives passed the Build Back Better Act, which includes several provisions aimed at lowering prescription drug costs and reducing spending by the federal government and private payers by, among other things, allowing the United States federal government to negotiate prices for certain high-cost drugs covered under Medicare, imposing rebates on manufacturers of single-source drugs and biologics covered by Medicare Part B and nearly all drugs covered under Part D, if drug prices increase faster than the rate of inflation, based on the Consumer Price Index for All

Urban Consumers ("CPI-U"). We are actively monitoring legislative developments to understand the likelihood of enactment and how such legislation would impact our business and operations, if enacted.
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
Failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy and data protection laws could lead to governmental enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.
We or our collaborators may be subject to federal, state and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Furthermore, California recently enacted the CCPA, which became effective on January 1, 2020. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. Additionally, the California Privacy Rights Act, or the CPRA, was approved by California voters in the election of November 3, 2020. The CPRA, which will take effect in most material respects on January 1, 2023, modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply.
Foreign data protection laws, including the European Union, or EU, General Data Protection Regulation, or the GDPR, may also apply to health-related and other personal information obtained outside of the United States. The GDPR introduced new data protection requirements in the EU, as well as potential fines for noncompliant companies of up to the greater of €20 million or 4 percent of annual global revenue. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, the vote in the United Kingdom in favor of exiting the EU, referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. The United Kingdom has transposed the GDPR into domestic law with a United Kingdom version of the GDPR that took effect in January 2021, which could expose us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for violations.. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from the European Economic Area to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

Compliance with United States and foreign data protection laws and regulations could require us to take on more onerous obligations in our contracts; restrict our ability to collect, use, and disclose data; or in some cases, impact our ability to operate in certain jurisdictions. Failure by us or our collaborators to comply with United States and foreign data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals' privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time consuming to defend, could result in adverse publicity, and could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Our lead product candidates include PRGN-3005 for the treatment of ovarian cancer and PRGN-3006 for the treatment of AML, which are built on our UltraCAR-T platform, and PRGN-2009, which is based on our AdenoVerse platform. While we are employing a novel approach, there are a number of competitors pursuing CAR-T cell therapies for the treatment of cancer. We believe that, among others, Bristol-Myers Squibb, Tmunity Therapeutics, and Anixa Biosciences are developing CAR-T based treatments for ovarian cancer and TCR2 Therapeutics is developing TCR-T based treatment for ovarian cancer. We believe that Celyad, Mustang Bio, Kite, Amgen, Cellectis S.A., and Allogene Therapeutics are also using CAR-T technology to develop product candidates for the treatment of AML. The CAR-T technology space also has significant other competition including from multiple companies and their collaborators, such as Novartis and University of Pennsylvania, Kite and Gilead, Adaptimmune and GSK, Autolus Therapeutics, Poseida Therapeutics, and Bellicum Pharmaceuticals. We also face competition from non-cell based cancer treatments offered by other companies such as Amgen, AstraZeneca, Incyte, Merck, Abbvie, and Roche.
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
We have had a number of executive officers depart from our Company over the last several years, and we continually evaluate our leadership structure. Our past or future leadership changes could lead to strategic and operational challenges and uncertainties, distractions of management from other key initiatives, inefficiencies or increased costs, any of which could adversely affect our business, financial condition, results of operations, and cash flows.
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
Trans Ova, our established bovine genetics company, has not been significantly impacted by disruptions from COVID-19 to date. However, ongoing disruptions from COVID-19 and its cascading effects could mean that the business may be materially adversely affected in the future, including by a decrease in sales or overall demand for our products, the inability of our customers to pay for our services and products, similar negative effects on our suppliers, and disruptions to the global supply chain generally. There have already been a number of initial reports regarding such disruptions to the beef and dairy industry as a result of the COVID-19 pandemic, which impact both Trans Ova's potential customers and its sources of certain resources, such as lab, professional service or animal health supplies. While Exemplar, our subsidiary that develops MiniSwine models to enable the study of life-threatening diseases, has not been significantly impacted by disruptions from COVID-19 to date, it could face similar types of challenges, including its customers delaying or refusing shipments because of delays in their research and development operations similar to, or more severe than, the challenges and risks we face with our operations.
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
Trans Ova operates in an industry that is not a part of our core business and may require additional resources and capital.
Although Trans Ova has achieved profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and may be required to divert capital and resources away from our core healthcare business. Alternatively, we may refrain from diverting the capital and resources required to further develop Trans Ova in order to focus on our core healthcare business. The failure of our subsidiaries, including Trans Ova, to remain profitable may decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations.
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
As of December 31, 2021, we had net operating loss carryforwards of approximately $856.4 million for United States federal income tax purposes available to offset future taxable income, including $603.7 million generated after 2017, United States capital loss carryforwards of $212.5 million, and United States federal and state research and development tax credits of $11.1 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Net operating loss carryforwards generated prior to 2018 begin to expire in 2022, and capital loss carryforwards will expire if unutilized beginning in 2024. As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of December 31, 2021, we had utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of December 31, 2021, approximately $42.1 million of domestic net operating losses were acquired via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation. As of December 31, 2021, our direct foreign subsidiaries included in continuing operations had foreign loss carryforwards of approximately $75.7 million, most of which do not expire.
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
We also rely on trade secrets to protect our technologies, especially in cases when we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require our employees, academic collaborators, collaborators, consultants and other contractors to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary or licensed information. If we cannot maintain the confidentiality of our proprietary and licensed technologies and other confidential information, our ability, and that of our licensors, to receive patent protection and our ability to protect valuable information owned or licensed by us may be imperiled. Enforcing a claim that a third-party entity illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how.
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
Except for claims we believe will not be material to our financial results, no third party has asserted a claim of infringement against us. Others may hold proprietary rights that could prevent products using our technologies from being marketed. Any patent-related legal action against persons who license our technologies or us claiming damages and seeking to enjoin commercial activities relating to products using our technologies or our processes could subject us to potential liability for damages and require our licensee or us to obtain a license to continue to manufacture or market such products or any future product candidates that use our technologies. We cannot predict whether we or our licensor would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. In addition, we cannot be sure that any such products or any future product candidates or processes could be redesigned to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us or our licensees from developing and commercializing products using our technologies, which could harm our business, financial condition, and operating results. In addition, we could be found liable for monetary damages, including treble damages and attorneys' fees, if we are found to have willfully infringed a patent or other intellectual property right.
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
Any litigation or proceedings could divert our management's time and efforts. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management's time, and disruption in our business. Uncertainties resulting from initiation and continuation of any patent or related litigation could harm our ability to compete. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

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
Depending upon the timing, duration, and specifics of FDA marketing approval of products using our technologies, one or more of the United States patents we own or license may be eligible for limited patent term restoration under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our ability to generate revenues could be materially adversely affected.
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
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.
We have entered into license agreements with third parties and may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. Disputes may arise regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.
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
We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. We require our new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Our proprietary information may be disclosed, third parties could reverse engineer our technologies or products using our technologies, and others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by media or industry analysts, investor perceptions or negative announcements by our collaborators regarding their own performance, as well as industry conditions and general financial, economic and political instability. From January 1, 2020 through February 15, 2022, our common stock has traded as high as $11.10 per share and as low as $1.26 per share. The stock market in general, as well as the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:
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
Changes in the accounting guidelines relating to the borrowed shares or our inability to classify the borrowed shares as equity could impact our reported earnings per share and potentially our common stock price.
Because the borrowed shares (or identical shares) must be returned to us when the share lending agreement terminates pursuant to its terms (or earlier in certain circumstances), we believe that under generally accepted accounting principles in the United States, or U.S. GAAP, as presently in effect, assuming the borrowed shares issued pursuant to the share lending agreement are classified as equity under U.S. GAAP, the borrowed shares will not be considered outstanding for the purpose of computing and reporting our earnings per share. If accounting guidelines were to change in the future or we are unable to classify the borrowed shares issued pursuant to the share lending agreement as equity, we may be required to treat the borrowed shares as outstanding for purposes of computing earnings per share, our reported earnings per share would be impacted and our common stock price could decrease, possibly significantly.
As of December 31, 2021, Randal J. Kirk controlled approximately 40 percent of our common stock. If our executive officers and directors choose to act together, they may be able to significantly influence our management and operations, acting in their own best interests and not necessarily those of other shareholders.
We have historically been controlled, managed, and principally funded by Randal J. Kirk, our Executive Chairman, and affiliates of Mr. Kirk, including Third Security. As of December 31, 2021, Mr. Kirk and shareholders affiliated with him beneficially owned approximately 40 percent of our voting stock, and our executive officers and directors, as a group, owned approximately 43 percent of our voting common stock. Mr. Kirk may be able to control or significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, and he may be able to exert significant influence on other corporate actions as a result of his role as our Executive Chairman and status as a significant shareholder. Further, our executive officers and directors, acting together as shareholders, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, as well as our management and affairs. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders. This concentration of ownership control may:
•delay, defer, or prevent a change in control;
•entrench our management and/or the board of directors; or
•impede a merger, consolidation, takeover, or other business combination involving us that other shareholders may desire.
We have engaged in transactions with companies in which Randal J. Kirk, our Executive Chairman, and his affiliates have an interest.
We have engaged in a variety of transactions, including collaborations and our sale of our non-healthcare assets to TS Biotechnology, with companies in which Mr. Kirk and affiliates of Mr. Kirk have a direct or indirect interest. See "Notes to the Consolidated Financial Statements - Notes 1, 3, 4, 5, 13, 14, and 17" appearing elsewhere in this Annual Report for a discussion of such transactions. Mr. Kirk serves as the Senior Managing Director and Chairman of Third Security and owns 100 percent of the equity interests of Third Security. We believe that each of these transactions was on terms no less favorable to us than terms we could have obtained from unaffiliated third parties, and each of these transactions was approved by at least a majority of the disinterested members of the audit committee of our board of directors. Furthermore, as we execute on these transactions going forward, a conflict may arise between our interests and those of Mr. Kirk and his affiliates.
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
In addition, as of December 31, 2021, there were 12,260,187 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. As of December 31, 2021, there were 468,481 Restricted Stock Units, or RSUs, outstanding. Shares issuable upon the exercise of such options and upon vesting of the RSUs can be freely sold in the public market upon issuance and once vested. Additionally, as of December 31, 2021, we had 5,813,233 of shares available for grant under the 2013 Omnibus Incentive Plan and 1,974,662 shares available for grant under the 2019 Incentive Plan for Non-Employee Service Providers.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
We establish the geographic locations of our research and development operations based on proximity to the relevant market expertise and access to available talent pools. The following table shows information about our primary lab operations used in our healthcare operations as of December 31, 2021:

Location	Square Footage
Germantown, Maryland (Biopharmaceuticals segment)	61,048
Ghent, Belgium (Biopharmaceuticals segment)	14,198
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
Our primary domestic production and lab facilities, for our Exemplar segment, are located in Flandreau, South Dakota, and Johnson County, Iowa, and include approximately 66,000 square feet of production, lab, and office facilities.

Our primary administrative offices are in Germantown, Maryland, and Blacksburg, Virginia. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments" appearing elsewhere in this Annual Report.
Item 3.    Legal Proceedings
In the course of our business, we are involved in litigation and legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2021, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
See "Notes to the Consolidated Financial Statements - Note 16" appearing elsewhere in this Annual Report for further discussion of ongoing legal matters.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock trades on the Nasdaq Global Select Market, or Nasdaq, under the symbol "PGEN".
As of February 15, 2022, we had 327 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
The following graph shows a comparison from December 31, 2016 through December 31, 2021 of the cumulative total return for our common stock; the Standard & Poor's 500 Stock Index, or the S&P 500 Index; and the Nasdaq Biotechnology Index. The graph assumes that $100 was invested at the market close on December 31, 2016 in the common stock of Precigen, Inc., the S&P 500 Index, and the Nasdaq Biotechnology Index, and data for the S&P 500 Index and the Nasdaq Biotechnology Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of 60 Month Cumulative Total Return
Assumes Initial Investments of $100
December 2021
225.00
200.00
175.00
150.00
125.00
100.00
75.00
50.00
25.00
0.00
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
Precigen, Inc.
S&P 500 Index Total Returns
Nasdaq Biotechnology Index

Company / Index	Base Period 12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
Precigen, Inc.	$100.00	$82.35	$100.10	$78.99	$47.87
S&P 500 Index	100.00	105.53	108.24	112.53	119.42
Nasdaq Biotechnology Index	100.00	110.70	117.06	125.98	121.06

Company / Index	3/31/2018	6/30/2018	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Precigen, Inc.	$63.70	$57.92	$71.55	$27.17	$21.86	$31.83	$23.77	$22.77
S&P 500 Index	117.96	121.42	130.16	111.97	126.60	131.40	132.96	144.31
Nasdaq Biotechnology Index	120.98	124.55	138.33	109.77	126.67	123.63	112.80	136.56

Company / Index	3/31/2020	6/30/2020	9/30/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021
Precigen, Inc.	$14.13	$20.73	$14.54	$42.38	$28.63	$27.09	$20.73	$15.42
S&P 500 Index	115.44	138.48	150.21	167.77	177.45	191.95	192.40	212.89
Nasdaq Biotechnology Index	122.34	154.99	153.52	171.64	170.41	185.66	183.40	170.55
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
(a) Sales of Unregistered Securities
None.

(b) Use of Proceeds
None.
(c) Issuer Purchases of Equity Securities
None.
Item 6.    [Reserved]
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
Financial overview
We have incurred significant losses since our inception. We anticipate that we may continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. Our historical collaboration and licensing revenues were generated under a business model from which we have transitioned, and we do not expect to expend significant resources servicing our historical collaborations in the future. We may enter into strategic transactions for individual platforms or programs in the future from which we may generate new collaboration and licensing revenues. We continue to generate product and service revenues through our Trans Ova and Exemplar subsidiaries, and in 2021 and 2020, both of these subsidiaries generated positive Segment Adjusted EBITDA. Products currently in our clinical pipeline will require regulatory approval and/or commercial scale-up before they may commence significant product sales and operating profits.
As we continue our efforts to focus our business and generate additional capital, we may be willing to enter into transactions involving one or more of our operating segments and reporting units for which we have goodwill and intangible assets. These efforts could result in us identifying impairment indicators or recording impairment charges in future periods. In addition, market changes and changes in judgments, assumptions, and estimates that we have made in assessing the fair value of goodwill could cause us to consider some portion or all of certain assets to become impaired.
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
As we continue to shift our focus on our healthcare business, we have and may continue to mutually terminate collaboration agreements or repurchase rights to the exclusive fields from collaborators, relieving us of any further performance obligations under the agreement. Upon such circumstances or when we determine no further performance obligations are required of us under an agreement, we may recognize any remaining deferred revenue as either collaboration revenue or as a reduction of operating expense, depending on the circumstances. See "Notes to the Consolidated Financial Statements - Note 5" appearing elsewhere in this Annual Report for a discussion of changes to our significant collaborations.
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
Our research and development expenses are generally incurred by our reportable segments and primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services. Our Biopharmaceuticals segment is progressing preclinical and clinical programs that target urgent and intractable diseases in our core therapeutics areas of immuno-oncology, autoimmune disorders and infectious diseases, including PRGN-3005, PRGN-3006, PRGN-3007, PRGN-2009, PRGN-2012, and AG019. Exemplar's research and development activities relate to new and improved pig research models. Trans Ova's research and development activities support new and improved product and service offerings for its customers. The following table summarizes our research and development expenses incurred by reportable segment and reconciles those expenses to research and development expenses on the consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Biopharmaceuticals	$47,644	$38,992	$46,833
Exemplar	289	611	894
Trans Ova	2,222	2,228	2,037
Total research and development expenses from reportable segments	50,155	41,831	49,764
Other research and development expenses, including from other operating segments	—	(171)	17,672
Eliminations	(14)	(16)	(770)
Total consolidated research and development expenses	$50,141	$41,644	$66,666
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
Interest expense is expected to decrease in future periods upon the adoption of a new accounting standard effective January 1, 2022, which simplifies the accounting for the Convertible Notes as described in "Notes to the Consolidated Financial Statements - Note 2" appearing elsewhere in this Annual Report.
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
Segment performance
We use Segment Adjusted EBITDA as our primary measure of segment performance. We define Segment Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net loss of affiliates, and (x) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates, but includes proceeds from the sale of assets in the period sold. Corporate expenses are not allocated to the segments and are managed at a consolidated level. See "Notes to the Consolidated Financial Statements - Note 18" appearing elsewhere in this Annual Report for further discussion of Segment Adjusted EBITDA.
Results of operations
Comparison of the year ended December 31, 2021 to the year ended December 31, 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar Change	Percent Change
	2021	2020
	(In thousands)
Revenues
Collaboration and licensing revenues (1)	$506	$21,208	$(20,702)	(97.6)%
Product revenues	27,295	24,349	2,946	12.1%
Service revenues	75,570	56,899	18,671	32.8%
Other revenues	502	722	(220)	(30.5)%
Total revenues	103,873	103,178	695	0.7%
Operating expenses
Cost of products	24,864	28,550	(3,686)	(12.9)%
Cost of services	33,521	26,963	6,558	24.3%
Research and development	50,141	41,644	8,497	20.4%
Selling, general and administrative	74,122	91,704	(17,582)	(19.2)%
Impairment of goodwill	—	—	—	N/A
Impairment of other noncurrent assets	543	920	(377)	(41.0)%
Total operating expenses	183,191	189,781	(6,590)	(3.5)%
Operating loss	(79,318)	(86,603)	7,285	(8.4)%
Total other expense, net	(17,604)	(16,114)	(1,490)	9.2%
Equity in loss of affiliates	(3)	(1,138)	1,135	(99.7)%
Loss from continuing operations before income taxes	(96,925)	(103,855)	6,930	(6.7)%
Income tax benefit	160	82	78	95.1%
Loss from continuing operations	(96,765)	(103,773)	7,008	(6.8)%
Income (loss) from discontinued operations, net of income tax benefit (2)	4,599	(66,748)	71,347	106.9%
Net loss attributable to Precigen	$(92,166)	$(170,521)	$78,355	(46.0)%
(1)Including $0 and $3,053 from related parties for the years ended December 31, 2021 and 2020, respectively.
(2)See "Notes to the Consolidated Financial Statements - Note 3" appearing elsewhere in this Annual Report.

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenue recognized for the years ended December 31, 2021 and 2020, together with the changes in those items.

	Year Ended December 31,		Dollar Change
	2021	2020
	(In thousands)
Alaunos Therapeutics, Inc. (formerly ZIOPHARM Oncology, Inc.)	$100	$200	$(100)
Oragenics, Inc.	—	3,053	(3,053)
Castle Creek Biosciences, Inc.	388	17,810	(17,422)
Other	18	145	(127)
Total	$506	$21,208	$(20,702)
Collaboration and licensing revenues decreased $20.7 million, or 98 percent, from the year ended December 31, 2020, primarily due to the accelerated recognition of previously deferred revenue in the prior period upon the mutual terminations of collaborations with Castle Creek and Oragenics, Inc., or Oragenics, in 2020.
Product revenues and gross margin
Product revenues increased $2.9 million, or 12 percent, over the year ended December 31, 2020. The increase in product revenue was primarily due to higher customer demand for animals as a result of stronger beef and dairy industries in the current year. Gross margin on products improved in the current period as a result of the increased revenues, increased focus on selling higher margin products, and operational efficiencies that have been gained through reductions in workforce and improved inventory management.
Service revenues and gross margin
Service revenues increased $18.7 million, or 33 percent, over the year ended December 31, 2020. Trans Ova's revenues and gross margins thereon improved primarily due to an increase in services performed as a result of higher customer demand as the beef and dairy industries have been stronger in the current year and a change in pricing structure with certain customers. Additionally, Exemplar's service revenues and gross margins thereon improved in the current period due to an increase in services performed resulting from a higher demand from existing and new customers as well as a combination of price increases and a change in pricing structure with certain customers.
Research and development expenses
Research and development expenses increased $8.5 million, or 20 percent, over the year ended December 31, 2020. Contract research organization costs and lab supplies increased $6.7 million with the advancement of our clinical and preclinical programs.
Selling, general and administrative expenses
SG&A expenses decreased $17.6 million, or 19 percent, from the year ended December 31, 2020. Salaries, benefits, and other personnel costs decreased $4.9 million in 2021 primarily due to (i) a reduced headcount as we scaled down our corporate functions to support our more streamlined organization and (ii) reduced stock compensation costs for previously granted awards that became fully vested in early 2021. There was a reduction of $13.9 million for the nonrecurring settlements with Harvest and the SEC in the prior period (see "Notes to the Consolidated Financial Statements - Notes 16 and 17" appearing elsewhere in this Annual Report). This was partially offset by an increase in professional fees of $1.1 million, primarily due to an increase in legal fees associated with certain litigation matters.
Impairment of other noncurrent assets
Impairment losses for the year ended December 31, 2021 of $0.5 million arose primarily from an impairment of the right-of-use asset at one of the Company's leased facilities. Impairment losses for the year ended December 31, 2020 of $0.9 million were due to the impairment of the right-of-use assets for certain of our leased facilities.

Total other expense, net
Total other expense, net, which primarily includes interest expense, increased $1.5 million, or 9 percent, over the year ended December 31, 2020. Interest income earned on our short-term investments decreased in 2021 due to lower interest rates. Additionally, interest expense increased associated with our Convertible Notes issued in July 2018 due to the noncash amortization of the related debt discount and debt issuance costs.
Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the years ended December 31, 2021 and 2020, for each of our reportable segments, as well as unallocated corporate costs.

	Year Ended December 31,		Dollar Change	Percent Change
	2021	2020
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(45,754)	$(35,378)	$(10,376)	(29.3)%
Exemplar	6,898	4,004	2,894	72.3%
Trans Ova	17,420	13,530	3,890	28.8%
Unallocated corporate costs	(33,506)	(37,479)	3,973	10.6%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Consolidated Financial Statements - Note 18" appearing elsewhere in this Annual Report.
The following table summarizes revenues from external customers for the years ended December 31, 2021 and 2020, for each of our reportable segments.

	Year Ended December 31,		Dollar Change	Percent Change
	2020	2019
	(In thousands)
Biopharmaceuticals	$922	$21,780	$(20,858)	(95.8)%
Exemplar	13,345	10,158	3,187	31.4%
Trans Ova	89,606	71,186	18,420	25.9%
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
Comparison of the year ended December 31, 2020 to the year ended December 31, 2019
For a comparison of our results of operations for the years ended December 31, 2020 and 2019, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended December 31, 2020, filed with the SEC on March 1, 2021. As a result of the revision of our reportable segments and the definition of Segment Adjusted EBITDA in 2021, as discussed in "Notes to the Consolidated Financial Statements - Notes 2 and 18" appearing elsewhere in this Annual Report, the discussion of segment performance for the years ended December 31, 2020 and 2019, has been restated below to conform to the revised segment determination and revised calculation of Segment Adjusted EBITDA.
Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the years ended December 31, 2020 and 2019, for each of our reportable segments and for All Other segments combined, as well as unallocated corporate costs.

	Year Ended December 31,		Dollar Change	Percent Change
	2020	2019
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(35,378)	$(44,552)	$9,174	20.6%
Exemplar	4,004	(1,586)	5,590	>200%
Trans Ova	13,530	(2,836)	16,366	>200%
All Other	—	(3,501)	3,501	100.0%
Unallocated corporate costs	(37,479)	(46,007)	8,528	18.5%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Consolidated Financial Statements - Note 18" appearing elsewhere in this Annual Report.
The following table summarizes revenues from external customers for the years ended December 31, 2020 and 2019, for each of our reportable segments and for All Other segments combined.

	Year Ended December 31,		Dollar Change	Percent Change
	2020	2019
	(In thousands)
Biopharmaceuticals	$21,780	$6,259	$15,521	>200%
Exemplar	10,158	6,958	3,200	46.0%
Trans Ova	71,186	68,672	2,514	3.7%
All Other	—	4,873	(4,873)	(100.0)%
Biopharmaceuticals
The increase in revenues for Biopharmaceuticals was primarily due to the accelerated recognition of previously deferred revenue upon the mutual terminations of collaborations with Castle Creek and Oragenics in 2020. Segment Adjusted EBITDA improved due to higher costs for contract research organizations incurred in 2019 for preclinical activities on certain programs prior to moving to clinical trials and the manufacturing of clinical trial materials in advance of initiation of the trials. Additionally, fewer costs related to the PRGN-3005 Phase 1 trials were incurred in the second quarter of 2020 as enrollment of new patients in this trial was temporarily suspended due to a mandated hold on certain early and late-stage clinical trials at the Fred Hutchinson Cancer Research Center in Seattle that was instituted in light of the COVID-19 pandemic. Additionally, fewer

AG019 trial costs were incurred in the second quarter of 2020 due to the temporary suspension of the last cohort of the Phase 1b/2a clinical trial. Costs related to Biopharmaceutical's' clinical trials are expected to increase in 2021 as the trials progress and as we initiate new clinical trials for new clinical programs. Finally, capital expenditures decreased in the current period as PGEN Therapeutics completed an expansion of its lab facilities in 2019.
Exemplar
Revenues for Exemplar increased due to an increase in services performed resulting from a higher demand from existing. The improvement in Segment Adjusted EBITDA was primarily due to the increased revenues and reduced costs as a result of operational efficiencies gained through reductions in workforce and improved inventory management.
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
All Other
Revenues in All Other decreased in 2020 as our partnered programs with Harvest start-up entities were paused since the third quarter of 2019. Segment Adjusted EBITDA improved period over period as a result of the closure of two operating segments in 2019.
Unallocated Corporate Costs
Unallocated corporate costs decreased primarily due to a reduction of corporate employees as well as a decrease in certain professional fees as we scaled down our corporate functions to support our more streamlined organization. These decreases were partially offset by an increase in legal fees associated with litigation matters, including our settlement with the SEC.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception, and as of December 31, 2021, we had an accumulated deficit of $1.9 billion. From our inception through December 31, 2021, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers. As of December 31, 2021, we had cash and cash equivalents of $42.9 million and short-term and long-term investments of $120.8 million. Cash in excess of immediate requirements is typically invested primarily in money market funds and United States government debt securities in order to maintain liquidity and preserve capital.
We currently generate cash receipts primarily from sales of products and services and from strategic transactions.
Trans Ova is subject to certain restrictive debt covenants under its line of credit which is discussed in "Notes to the Consolidated Financial Statements - Note 11" appearing elsewhere in this Annual Report. As of December 31, 2021, Trans Ova was in compliance with these debt covenants.

Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$(55,771)	$(77,021)	$(135,927)
Investing activities	(74,540)	27,779	86,851
Financing activities	121,187	32,705	8,138
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	217	353	(810)
Net decrease in cash, cash equivalents, and restricted cash	$(8,907)	$(16,184)	$(41,748)
Cash flows from operating activities:
In 2021, our net loss was $92.2 million, which includes the following significant noncash expenses totaling $39.4 million from both continuing and discontinued operations: (i) $13.9 million of stock-based compensation expense, (ii) $13.8 million of depreciation and amortization expense, and (iii) $11.7 million accretion of debt discount and amortization of deferred financing costs. These expenses were partially offset by a $4.6 million noncash gain recognized upon the termination of our MBP Titan facility lease in January 2021.
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
Our 2021 cash outflows from operations decreased $21.3 million from the year ended December 31, 2020 primarily due to (i) increased cash inflows provided by Trans Ova and Exemplar due to increased revenues and gross margins thereon, (ii) the reduction in cash requirements for MBP Titan as we suspended those operations in the second quarter of 2020, and (iii) reductions in operating expenses for our corporate operations as we streamlined operations in order to further prioritize the use of our capital.
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
Cash flows from investing activities:
During 2021, we purchased $174.2 million of investments, primarily using the $121.0 million of proceeds received from the underwritten public offering discussed below. We also reinvested a portion of the $100.2 million proceeds we received during the year from the maturities and sales of investments.
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
Cash flows from financing activities:
During 2021, we received $121.0 million proceeds from the sale of our common stock in an underwritten public offering.
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
Until such time, if ever, as we can regularly generate positive operating cash flows, we plan to finance our cash needs through a combination of equity offerings, debt financings, government, or other third-party funding, strategic alliances, sales of assets, and licensing arrangements. As the COVID-19 pandemic continues to impact the economy, our future access to capital on favorable terms may be materially impacted. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Our current stock price may make it more difficult to pursue equity financings and lead to substantial dilution if the price of our common stock does not increase. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through strategic transactions, collaborations, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or to grant licenses on terms that may not be favorable to us.
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
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of December 31, 2021 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$16,027	$2,680	$4,659	$4,050	$4,638
Convertible debt (1)	200,000	—	200,000	—	—
Cash interest payable on convertible debt	14,000	7,000	7,000	—	—
Long-term debt, excluding convertible debt	3,269	402	743	804	1,320
Total	$233,296	$10,082	$212,402	$4,854	$5,958
(1)See "Notes to the Consolidated Financial Statements - Note 11" appearing elsewhere in this Annual Report for further discussion of our convertible debt.
In addition to the obligations in the table above, as of December 31, 2021 we also have the following significant contractual obligations described below.
In conjunction with the formation of our JVs, we committed to making future capital contributions subject to certain conditions and limitations. As of December 31, 2021, our remaining capital contribution commitments to our JVs were $14.2 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
We are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products that incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. As of December 31, 2021, we also had research and development commitments with third parties totaling $22.3 million that had not yet been incurred.
Net operating losses
As of December 31, 2021, we had net operating loss carryforwards of approximately $856.4 million for United States federal income tax purposes available to offset future taxable income, including $603.7 million generated after 2017, United States capital loss carryforwards of $212.5 million, and United States federal and state research and development tax credits of approximately $11.1 million, prior to consideration of annual limitations that may be imposed under Section 382. Net operating loss carryforwards generated prior to 2018 begin to expire in 2022, and capital loss carryforwards will expire if unutilized beginning in 2024. Our foreign subsidiaries included in continuing operations have foreign loss carryforwards of approximately $75.7 million, most of which do not expire. Excluding certain deferred tax liabilities totaling $2.5 million, our remaining net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.

As a result of our past issuances of our common stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of December 31, 2021, Precigen has utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of December 31, 2021, approximately $42.1 million of domestic net operating losses were inherited via acquisitions and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
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
We recognized $0.5 million, $21.2 million, and $14.1 million of collaboration and licensing revenues in the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, we have $23.0 million and $23.4 million, respectively, of deferred revenue related to our receipt of upfront and milestone payments.
Product and service revenues
Our product and service revenues are generated primarily through Trans Ova and include sales of advanced reproductive technologies, including our bovine embryo transfer and IVF processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production. Exemplar also generates product and service revenues through the development and sale of genetically engineered miniature swine models. We evaluate each promised product or service under our contracts and identify performance obligations for each distinct product or services. We then allocate the transaction price of the contract to each performance obligation, recognizing the transaction price as revenue at a point in time when control of the promised product is transferred to the customer or when the promised service is rendered. Payment terms are typically due within 30 days of invoicing, which occurs prior to or when revenue is recognized. We recognized $102.9 million, $81.2 million, and $75.6 million of product and service revenues for the years ended December 31, 2021, 2020, and 2019, respectively.
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
When we perform quantitative evaluations, the fair value of the reporting units are primarily determined based on the income approach. The income approach is a valuation technique in which fair value is based from forecasted future cash flows, discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The forecast used in our estimation of fair value was developed by management based on historical operating results, incorporating adjustments to reflect management's planned changes in operations and market considerations. The discount rate utilizes a risk adjusted weighted average cost of capital. To assess the reasonableness of the calculated reporting unit fair values, we compare the sum of the reporting units' fair values to our market capitalization (per share stock price times the number of shares outstanding) and calculate an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization) and then assess the reasonableness of our implied control premium.
During the years ended December 31, 2021 and 2020, we recorded $0.5 million and $0.9 million, respectively, of impairment charges from continuing operations to write down the values of other long-lived assets. See additional discussion regarding these impairments in "Notes to the Consolidated Financial Statements - Note 9" appearing elsewhere in this Annual Report.
Recent accounting pronouncements
See "Notes to the Consolidated Financial Statements - Note 2" appearing elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our business, which is incorporated herein by reference.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The following section provides quantitative information on our exposure to interest rate risk. We make use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $163.7 million and $100.1 million as of December 31, 2021 and 2020, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, United States government debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our investments consist of United States government debt securities and certificates of deposit, which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Item 8.    Financial Statements and Supplementary Data
The information required by this Item 8 is contained on pages F-1 through F-53 of this Annual Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report, which is included in Part II Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
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
Item 11.    Executive Compensation
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
Item 14.    Principal Accounting Fees and Services
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report:
1.Financial Statements.
Consolidated Financial Statements of Precigen, Inc. and Subsidiaries
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Shareholders' and Total Equity for the Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019
Notes to the Consolidated Financial Statements
2.Financial Statement Schedules.
All financial statement schedules have been omitted because either the required information is not applicable or the information required is included in the consolidated financial statements and notes thereto included in this Annual Report.
3.Exhibits.
The exhibits are listed in Item 15(b) below.
(b)Exhibits
The following exhibits are filed with this Annual Report or incorporated by reference:

Exhibit No.	Description

3.1*	Amended and Restated Articles of Incorporation (16)

3.2*	Amended and Restated Bylaws (19)

4.1*	Specimen certificate evidencing shares of common stock (21)

4.2*	Form of Second Amended and Restated Warrant to Purchase Shares of Common Stock (1)

4.3*	Base Indenture, dated July 3, 2018, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (10)

4.4*	First Supplemental Indenture (including the form of 3.50% convertible senior notes due 2023), dated July 3, 2018, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (10)

4.5	Description of Securities (17)

10.1†*	Amended and Restated 2008 Equity Incentive Plan of the Company (1)

10.2†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 9, 2014 (4)

10.2A†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, Form of Restricted Stock Agreement (4)

10.2B†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, Form of Incentive Stock Option Agreement (4)

10.2C†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, Form of Nonqualified Stock Option Agreement (4)

10.2D†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 11, 2015 (5)

10.2E†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 9, 2016 (6)

10.2F†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 28, 2017 (7)

10.2G†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective as of June 7, 2018 (9)

10.2H†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective as of June 12, 2019 (13)

10.2I†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective January 5, 2020 (18)

10.2J†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective as of June 19, 2020 (20)

10.2K†*	2013 Amended and Restated Omnibus Incentive Plan of the Company, as amended, Form of Restricted Stock Unit Agreement for Officers (8)

10.2L†*	2013 Amended and Restated Omnibus Incentive Plan of the Company, as amended, Form of Restricted Stock Unit Agreement for Directors (8)

10.3*	2019 Incentive Plan of the Company for Non-Employee Service Providers, effective as of June 12, 2019 (13)

10.4†*	Form of Continuing Employment Agreement (12)

10.5†*	Employment Agreement, dated January 1, 2020, by and between the Company and Helen Sabzevari, Ph.D. (15)

10.6†*	Executive Chairman Compensation Arrangement, by and between the Company and Randal J. Kirk (22)

10.7#*	Exclusive Channel Collaboration Agreement, dated as of March 26, 2014, by and between the Company and Intrexon Energy Partners, LLC (2)

10.8#*	Amended and Restated Limited Liability Company Agreement of Intrexon Energy Partners, LLC, dated as of March 26, 2014, by and among the Company and the parties thereto (2)

10.9*	Securities Issuance Agreement by and among the Company, The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center dated as of January 13, 2015 (3)

10.10#*	Exclusive License Agreement, dated October 5, 2018, by and between Precigen, Inc. and ZIOPHARM Oncology, Inc. (11)

10.11*	Share Lending Agreement, dated June 28, 2018, by and between the Company, J.P. Morgan Securities LLC and JPMorgan Chase Bank, National Association, New York Branch (10)

10.12*	Stock and Asset Purchase Agreement, dated January 1, 2020, by and between the Company and TS Biotechnology Holdings, LLC (14)

21.1	List of Subsidiaries of Precigen, Inc.

23.1	Consent of Deloitte & Touche LLP

31.1
Certification of Helen Sabzevari, Chief Executive Officer (Principal Executive Officer) of Precigen, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of Harry Thomasian Jr., Chief Financial Officer (Principal Financial Officer) of Precigen, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Helen Sabzevari, Chief Executive Officer (Principal Executive Officer) of Precigen, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**
Certification of Harry Thomasian Jr., Chief Financial Officer (Principal Financial Officer) of Precigen, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
Interactive Data File (Precigen, Inc. and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2021, 2020, and 2019, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) the Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019, (iii) the Consolidated Statements of Shareholders' and Total Equity for the years ended December 31, 2021, 2020, and 2019, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019 and (v) the Notes to the Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Previously filed and incorporated by reference to the exhibit indicated in the following filings by the Company:

(1)	Amendment No. 1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 29, 2013.

(2)	Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on April 4, 2014.

(3)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2015.

(4)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2014.

(5)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2015.

(6)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2016.

(7)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2017.

(8)	Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2018.

(9)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 8, 2018.

(10)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 3, 2018.

(11)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 8, 2018.

(12)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2019.

(13)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2019.

(14)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2020.

(15)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2020.

(16)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2020.

(17)	Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2020.

(18)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2020.

(19)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2020.

(20)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2020.

(21)	Registration Statement on Form S-3, filed with the Securities and Exchange Commission on June 22, 2020.

(22)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2020.
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
Dated: March 1, 2022

PRECIGEN, INC.

By:	/S/ HELEN SABZEVARI
Helen Sabzevari Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HELEN SABZEVARI	Chief Executive Officer and Director (Principal Executive Officer)	3/1/2022
Helen Sabzevari

/S/ HARRY THOMASIAN JR.	Chief Financial Officer (Principal Accounting and Financial Officer)	3/1/2022
Harry Thomasian Jr.

/S/ RANDAL J. KIRK	Executive Chairman	3/1/2022
Randal J. Kirk

/S/ CESAR L. ALVAREZ	Director	3/1/2022
Cesar L. Alvarez

/S/ STEVEN FRANK	Director	3/1/2022
Steven Frank

/S/ VINITA D. GUPTA	Director	3/1/2022
Vinita D. Gupta

/S/ FRED HASSAN	Director	3/1/2022
Fred Hassan

/S/ JEFFREY B. KINDLER	Director	3/1/2022
Jeffrey B. Kindler

/S/ DEAN J. MITCHELL	Director	3/1/2022
Dean J. Mitchell

/S/ ROBERT B. SHAPIRO	Director	3/1/2022
Robert B. Shapiro

/S/ JAMES S. TURLEY	Director	3/1/2022
James S. Turley

Precigen, Inc. and Subsidiaries
Consolidated Financial Statements
December 31, 2021, 2020, and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Precigen, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Precigen, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders' and total equity, and cash flows, for each of the three years ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Trans Ova Product and Services Revenue - Refer to Note 2 to the Financial Statements
Critical Audit Matter Description
Trans Ova generated product and services revenue by providing advanced reproductive technologies, including bovine embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and application of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production. Trans Ova evaluates each promised product or service under its contracts and identifies performance obligations for each distinct product or service. The Company then allocates the transaction price of the contract to each performance obligation and recognizes the transaction price as revenue at a point in time when control of the promised product is transferred to the customer or when the promised service is rendered.
Auditing product and service revenues required a higher degree of auditor judgment and an increased extent of audit effort to evaluate transaction price and performance obligations for contracts.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s revenue transactions included the following, among others:
•We tested the operating effectiveness of the controls over the recording of product and service revenue transactions.
•We evaluated the Company’s accounting policies for compliance with the applicable revenue recognition accounting guidance.
•We selected a sample of recorded product and service revenue transactions and (1) obtained and read customer purchase orders and the underlying executed customer agreement for each selection to determine whether relevant contractual terms were identified by management, (2) compared management’s identified performance obligations to the executed customer agreement, invoice, price listing, and evidence of performance, and (3) recalculated the revenue amount.
/s/ Deloitte & Touche LLP
Baltimore, Maryland
March 1, 2022
We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Precigen, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Precigen, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Baltimore, Maryland
March 1, 2022

Precigen, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2021 and 2020

(Amounts in thousands, except share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$42,920	$51,792
Short-term investments	72,240	48,325
Receivables
Trade, less allowance for credit losses of $4,288 and $4,825 as of December 31, 2021 and 2020, respectively	20,832	16,487
Related parties, less allowance for credit losses of $1,509 as of December 31, 2021 and 2020	73	19
Notes	—	3,689
Other	566	232
Inventory	13,261	11,359
Prepaid expenses and other	6,736	7,192
Current assets held for sale or abandonment	—	9,853
Total current assets	156,628	148,948
Long-term investments	48,562	—
Property, plant and equipment, net	34,315	34,924
Intangible assets, net	54,115	65,396
Goodwill	54,148	54,363
Right-of-use assets	10,900	9,353
Other assets	1,188	1,603
Total assets	$359,856	$314,587

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2021 and 2020

(Amounts in thousands, except share data)	2021	2020
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$5,405	$4,598
Accrued compensation and benefits	11,223	8,097
Other accrued liabilities	11,595	9,549
Deferred revenue	4,442	2,800
Current portion of long-term debt	402	360
Current portion of lease liabilities	1,551	2,657
Related party payables	27	19
Current liabilities held for sale or abandonment	—	14,047
Total current liabilities	34,645	42,127
Long-term debt, net of current portion	182,749	171,522
Deferred revenue, net of current portion, including $21,205 from related parties as of December 31, 2021 and 2020	23,023	23,023
Lease liabilities, net of current portion	9,502	7,744
Deferred tax liabilities	2,539	2,897
Other long-term liabilities	50	100
Total liabilities	252,508	247,413
Commitments and contingencies (Note 16)
Shareholders' equity
Common stock, no par value, 400,000,000 shares authorized as of December 31, 2021 and 2020; and 206,739,874 shares and 187,663,207 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	2,022,701	1,886,567
Accumulated deficit	(1,915,556)	(1,823,390)
Accumulated other comprehensive income	203	3,997
Total shareholders' equity	107,348	67,174
Total liabilities and shareholders' equity	$359,856	$314,587

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2021, 2020, and 2019

(Amounts in thousands, except share and per share data)	2021	2020	2019
Revenues
Collaboration and licensing revenues, including $0, $3,053, and $11,832 from related parties in 2021, 2020, and 2019, respectively	$506	$21,208	$14,059
Product revenues	27,295	24,349	23,780
Service revenues	75,570	56,899	51,803
Other revenues	502	722	1,080
Total revenues	103,873	103,178	90,722
Operating Expenses
Cost of products	24,864	28,550	31,930
Cost of services	33,521	26,963	29,471
Research and development	50,141	41,644	66,666
Selling, general and administrative	74,122	91,704	98,634
Impairment of goodwill	—	—	29,820
Impairment of other noncurrent assets	543	920	990
Total operating expenses	183,191	189,781	257,511
Operating loss	(79,318)	(86,603)	(166,789)
Other Expense, Net
Unrealized and realized appreciation in fair value of equity securities and preferred stock, net	—	—	8,291
Interest expense	(18,891)	(18,400)	(17,666)
Interest and dividend income	1,617	2,451	3,871
Other income (expense), net	(330)	(165)	3,445
Total other expense, net	(17,604)	(16,114)	(2,059)
Equity in net loss of affiliates	(3)	(1,138)	(2,416)
Loss from continuing operations before income taxes	(96,925)	(103,855)	(171,264)
Income tax benefit	160	82	930
Loss from continuing operations	(96,765)	(103,773)	(170,334)
Income (loss) from discontinued operations, net of income tax benefit	4,599	(66,748)	(153,582)
Net loss	$(92,166)	$(170,521)	$(323,916)
Net loss attributable to the noncontrolling interests	—	—	1,592
Net loss attributable to Precigen	$(92,166)	$(170,521)	$(322,324)
Amounts Attributable to Precigen
Net loss from continuing operations attributable to Precigen	$(96,765)	$(103,773)	$(168,742)
Net income (loss) from discontinued operations attributable to Precigen	4,599	(66,748)	(153,582)
Net loss attributable to Precigen	$(92,166)	$(170,521)	$(322,324)
Net Loss per Share
Net loss from continuing operations attributable to Precigen per share, basic and diluted	$(0.49)	$(0.62)	$(1.09)
Net income (loss) from discontinued operations attributable to Precigen per share, basic and diluted	0.02	(0.40)	(1.00)
Net loss attributable to Precigen per share, basic and diluted	$(0.47)	$(1.02)	$(2.09)
Weighted average shares outstanding, basic and diluted	197,759,900	167,065,539	154,138,774

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2021, 2020, and 2019

(Amounts in thousands)	2021	2020	2019
Net loss	$(92,166)	$(170,521)	$(323,916)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(344)	6	68
Gain (loss) on foreign currency translation adjustments	(3,450)	4,502	1,087
Release of cumulative foreign currency translation adjustments to net loss from discontinued operations	—	26,957	—
Comprehensive loss	(95,960)	(139,056)	(322,761)
Comprehensive loss attributable to the noncontrolling interests	—	—	1,581
Comprehensive loss attributable to Precigen	$(95,960)	$(139,056)	$(321,180)

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
Years Ended December 31, 2021, 2020, and 2019

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
Years Ended December 31, 2021, 2020, and 2019

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

Precigen, Inc. and Subsidiaries
Consolidated Statements of Shareholders' and Total Equity
Years Ended December 31, 2021, 2020, and 2019

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2020	187,663,207	$—	$1,886,567	$3,997	$(1,823,390)	$67,174
Stock-based compensation expense	—	—	13,904	—	—	13,904
Shares issued upon vesting of restricted stock units and for exercises of stock options	1,751,896	—	608	—	—	608
Shares issued as payment for services	74,771	—	577	—	—	577
Shares issued in public offering, net of issuance costs	17,250,000	—	121,045	—	—	121,045
Net loss	—	—	—	—	(92,166)	(92,166)
Other comprehensive loss	—	—	—	(3,794)	—	(3,794)
Balances at December 31, 2021	206,739,874	$—	$2,022,701	$203	$(1,915,556)	$107,348

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020, and 2019

(Amounts in thousands)	2021	2020	2019
Cash flows from operating activities
Net loss	$(92,166)	$(170,521)	$(323,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,761	17,516	24,896
Loss on disposals of assets, net	150	4,442	3,071
Impairment of goodwill	—	9,635	87,862
Impairment of other noncurrent assets	543	13,326	32,627
Gain on sale of discontinued operations	—	(672)	—
Loss on release of cumulative foreign currency translation adjustments to loss from discontinued operations	—	26,957	—
Loss on settlement agreement	—	11,436	—
Unrealized and realized (appreciation) depreciation on equity securities and preferred stock, net	—	106	(7,833)
Noncash dividend income	—	—	(48)
Amortization of premiums (discounts) on investments, net	1,232	(699)	(1,005)
Equity in net loss of affiliates	3	1,176	6,730
Stock-based compensation expense	13,904	18,366	18,950
Shares issued as payment for services	577	1,006	10,446
Provision for credit losses	1,268	899	3,242
Accretion of debt discount and amortization of deferred financing costs	11,735	10,587	9,459
Deferred income taxes	(167)	(156)	(3,674)
Noncash (gain) loss on termination of leases	(5,831)	191	—
Other noncash items	24	35	837
Changes in operating assets and liabilities:
Receivables:
Trade	(6,176)	2,214	(262)
Related parties	(54)	258	967
Other	(330)	1,853	(656)
Inventory	(1,903)	2,511	4,100
Prepaid expenses and other	520	(812)	(2,262)
Other assets	305	(142)	333
Accounts payable	420	(1,097)	(5,349)
Accrued compensation and benefits	2,853	(789)	5,186
Other accrued liabilities	1,850	(2,682)	(5,516)
Deferred revenue	1,656	(21,045)	7,423
Lease liabilities	97	(887)	(995)
Related party payables	8	(33)	45
Other long-term liabilities	(50)	—	(585)
Net cash used in operating activities	(55,771)	(77,021)	(135,927)

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020, and 2019

(Amounts in thousands)	2021	2020	2019
Cash flows from investing activities
Purchases of investments	(174,221)	(171,360)	(55,073)
Sales and maturities of investments	100,168	133,000	166,495
Proceeds from sales of equity securities	—	—	23,456
Investments in affiliates	—	—	(3,713)
Decrease in cash from deconsolidation of subsidiary	—	—	(7,244)
Return of investment in affiliate	—	—	125
Purchases of property, plant and equipment	(7,247)	(7,527)	(37,883)
Proceeds from sale of assets	3,006	6,484	688
Proceeds from sale of discontinued operations, net of cash sold	—	64,240	—
Proceeds from repayment of notes receivable	3,754	2,942	—
Net cash provided by (used in) investing activities	(74,540)	27,779	86,851
Cash flows from financing activities
Proceeds from issuance of shares and warrants, net of issuance costs	121,045	35,000	6,611
Advances from lines of credit	—	10,005	11,757
Repayments of advances from lines of credit	—	(11,927)	(10,301)
Proceeds from long-term debt, net of issuance costs	—	—	376
Payments of long-term debt	(466)	(490)	(618)
Proceeds from stock option and warrant exercises	608	117	313
Net cash provided by financing activities	121,187	32,705	8,138
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	217	353	(810)
Net decrease in cash, cash equivalents, and restricted cash	(8,907)	(16,184)	(41,748)
Cash, cash equivalents, and restricted cash
Beginning of year	52,250	68,434	110,182
End of year	$43,343	$52,250	$68,434

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020, and 2019

(Amounts in thousands)	2021	2020	2019
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,155	$7,202	$3,751
Cash paid during the period for income taxes	36	48	50
Significant noncash activities
Fair value of stock received as consideration for collaboration agreements	$—	$—	$4,530
Fair value of stock issued upon conversion of long-term debt	—	56,827	—
Fair value of stock issued in conjunction with settlement agreement	—	18,103	—
Accrued compensation paid in equity awards	—	5,100	1,102
Purchases of property and equipment included in accounts payable and other accrued liabilities	820	277	694
Proceeds from sale of assets included in receivables	14	4,227	—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of December 31, 2021 and 2020 as shown above:

	2021	2020
Cash and cash equivalents	$42,920	$51,792
Restricted cash included in other assets	423	458
Cash, cash equivalents, and restricted cash	$43,343	$52,250

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
Trans Ova Genetics, L.C., including its wholly owned subsidiary Progentus, L.C., are providers of reproductive technologies, including services and products sold to cattle breeders and other producers and are herein after collectively referred to as "Trans Ova." Trans Ova is a wholly owned subsidiary with primary operations in California, Iowa, Maryland, Missouri, Texas, Washington, and Wisconsin.
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
Precigen and its consolidated subsidiaries are hereinafter collectively referred to as the "Company."

Liquidity
Management believes that existing liquid assets as of December 31, 2021, will allow the Company to continue its operations for at least a year from the issuance date of these consolidated financial statements. These consolidated financial statements are presented in United States dollars and are prepared under accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of therapeutic product candidates. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development, and clinical manufacturing of its therapeutic product candidates. Additionally, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2021, the Company incurred a net loss of $92,166 and, as of December 31, 2021, had an accumulated deficit of $1,915,556. Management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. In the absence of a significant source of recurring revenue, the Company's long-term success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, adequately satisfy or renegotiate long-term debt obligations, obtain regulatory approval of its therapeutics product candidates, successfully commercialize its therapeutics product candidates, generate revenue, meet its obligations and, ultimately, attain profitable operations.
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
Product and service revenues
The Company's product and service revenues are generated primarily through Trans Ova and include sales of advanced reproductive technologies, including the Company's bovine embryo transfer and in vitro fertilization processes and from genetic preservation and sexed semen processes and applications of such processes to other livestock, as well as sales of livestock and embryos produced using these processes and used in production. Exemplar also generates product and service revenues through the development and sale of genetically engineered miniature swine models. The Company evaluates each promised product or service under its contracts and identifies performance obligations for each distinct product or service. The Company then allocates the transaction price of the contract to each performance obligation, recognizing the transaction price as revenue at a point in time when control of the promised product is transferred to the customer or when the promised service is rendered. Payment terms are typically due within 30 days of invoicing, which occurs prior to or when revenue is recognized.
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
The Company has research and development arrangements with third parties that include upfront and milestone payments. As of December 31, 2021 and 2020, the Company had research and development commitments with third parties that had not yet been incurred totaling $22,301 and $12,054, respectively. The commitments are generally cancellable by the Company at any time upon written notice.
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. The Company believes that it mitigates its risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer. As of December 31, 2021 and 2020, the Company had cash equivalent investments in highly liquid money market accounts at major financial institutions of $20,697 and $30,164, respectively, which is included in cash and cash equivalents in the accompanying consolidated balance sheets.
Short-term and Long-Term Investments
As of December 31, 2021, short-term and long-term investments include United States government debt securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date. The Company's written investment policy requires investments to be explicitly rated by two of Standard & Poor's, Moody's or Fitch and to have a minimum rating of A1, P1 or F-1, respectively, from those agencies. In addition, the investment policy limits the amount of credit exposure to any one issuer.
Equity Securities
The Company historically held equity securities of private and publicly traded companies, including investments received and/or purchased from certain collaborators. The Company evaluated whether to elect the fair value option on an individual investment basis. The Company elected the fair value option to account for its equity securities held in publicly traded companies. These equity securities were recorded at fair value at each reporting date and were subject to market price volatility. Unrealized gains and losses resulting from fair value adjustments were reported in the consolidated statements of operations. The Company accounts for its investments in private companies using either the equity method, as discussed below, or the measurement alternative method for equity securities without readily determinable fair values, which represented cost and any adjustments for impairment or observable price changes in certain transactions. See Notes 3 and 17 for additional discussion of certain equity securities.
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
Concentrations of Risk
Due to the Company's mix of fixed and variable rate securities holdings, the Company's investment portfolio is susceptible to changes in interest rates. As of December 31, 2021, gross unrealized losses on the Company's short-term and long-term investments were not material. From time to time, the Company may liquidate some or all of its investments to fund operational needs or other activities, such as capital expenditures or business acquisitions, or distribute its equity securities to shareholders as a stock dividend. Depending on which investments the Company liquidates to fund these activities, the Company could recognize a portion, or all, of the gross unrealized losses.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade and related party receivables. The Company manages credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable.
Equity Method Investments
The Company accounts for its investments in each of its joint ventures ("JVs") and accounted for its investments in start-up entities backed by the Harvest Intrexon Enterprise Fund I, LP ("Harvest"), all of which are related parties, using the equity method of accounting based upon relative ownership interest. See additional discussion related to certain of the Company's JVs in Note 4 and additional discussion related to certain of the Harvest start-up entities in Note 17.
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
As of December 31, 2021 and 2020, the Company determined that certain of its collaborators and JVs were VIEs. The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. As of December 31, 2021 and 2020, the Company had no risk of loss related to the identified VIEs. See Note 4 for discussion of the Company's future funding commitments for its significant JVs.
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
The following table shows the activity in the allowance for credit losses for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Beginning balance	$6,334	$7,513	$4,991
Charged to operating expenses	1,268	899	3,384
Write offs of accounts receivable, net of recoveries	(1,805)	(2,078)	(862)
Ending balance	$5,797	$6,334	$7,513
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
When the Company performs quantitative evaluations, the fair value of the reporting units are primarily determined based on the income approach. The income approach is a valuation technique in which fair value is based from forecasted future cash flows, discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The forecast used in the Company's estimation of fair value was developed by management based on historical operating results, incorporating adjustments to reflect management's planned changes in operations and market considerations. The discount rate utilizes a risk adjusted weighted average cost of capital. To assess the reasonableness of the calculated reporting unit fair values, the Company compares the sum of the reporting units' fair values to its market capitalization (per share stock price times the number of shares outstanding) and calculates an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization) and then assesses the reasonableness of its implied control premium.
See Notes 3 and 10 for additional discussion regarding goodwill impairment charges recorded in the years ended December 31, 2020 and 2019.
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
Impairment of Long-Lived Assets
Long-lived assets to be held and used, including property, plant and equipment, ROU Assets, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.
See Notes 3 and 9 for additional discussion of impairment of long-lived assets for the years ended December 31, 2021, 2020, and 2019.
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
See Note 11 for the further discussion of the Convertible Notes.
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
Share-Based Payments
Precigen uses the Black-Scholes option pricing model to estimate the grant-date fair value of all stock options. The Black-Scholes option pricing model requires the use of assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Through 2019, since Precigen did not have sufficient history to estimate the expected volatility of its common stock price, expected volatility was based on a blended approach that utilized the volatility of Precigen's common stock and the volatility of peer public entities that were similar in size and industry. Beginning in 2020, for stock options with an expected term where there is sufficient history available, expected volatility is based on the volatility of Precigen's common stock. For any stock options where sufficient history is not available for the expected term, expected volatility is based on the blended approach discussed above. Precigen estimates the expected term of options based on previous history of exercises unless certain terms of the stock option require a different expected term that more appropriately reflects the estimated life of the stock option. The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield is 0% as Precigen does not expect to declare cash dividends in the near future. The fair value of the underlying common stock is determined based on the quoted market price on the Nasdaq Global Select Market ("Nasdaq"). Forfeitures are recorded when incurred. The assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2021, 2020, and 2019 are set forth in the table below:

	2021	2020	2019
Valuation assumptions
Expected dividend yield	0%	0%	0%
Expected volatility	87%–90%	59%–90%	58%–64%
Expected term (years)	6.00	6.00–10.00	6.25
Risk-free interest rate	0.61%–1.33%	0.36%–1.80%	1.53%–2.58%
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

The following potentially dilutive securities as of December 31, 2021, 2020, and 2019, have been excluded from the computations of diluted weighted average shares outstanding for the years then ended as they would have been anti-dilutive:

	December 31,
	2021	2020	2019
Convertible debt	11,732,440	11,732,440	21,323,068
Options	12,260,187	11,255,896	9,022,282
Restricted stock units	468,481	1,727,712	1,781,982
Warrants	121,888	133,264	133,264
Total	24,582,996	24,849,312	32,260,596
Segment Information
The Company's chief operating decision maker ("CODM") regularly reviews disaggregated financial information for various operating segments. Starting in 2021, the financial information regularly reviewed by the CODM was revised, and the operating segments, which were determined to be operating and reportable segments, were (i) Biopharmaceuticals; (ii) Exemplar; and (iii) Trans Ova. The Biopharmaceuticals reportable segment is primarily comprised of the Company's legal entities of PGEN Therapeutics and ActoBio. All of Precigen's consolidated subsidiaries and operating divisions that did not meet the quantitative thresholds to report separately are combined and reported in a single category, All Other. See Note 1 for a description of PGEN Therapeutics, ActoBio, Exemplar, and Trans Ova. Corporate expenses, which are not allocated to the segments and are managed at a consolidated level, include costs associated with general and administrative functions, including the Company's finance, accounting, legal, human resources, information technology, corporate communication, and investor relations functions. Corporate expenses exclude interest expense, depreciation and amortization, gain or loss on disposals of assets, stock-based compensation expense, loss on settlement agreement, and equity in net loss of affiliates and include unrealized and realized gains and losses on the Company's securities portfolio as well as dividend income. As a result of the revision of the reportable segments, the Company has restated its historical segment presentation to conform to the revised segment determination. See Note 18 for further discussion of the Company's segments.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The provisions of ASU 2019-12 are intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. The Company adopted this standard effective January 1, 2021, and there was no material impact to the accompanying consolidated financial statements.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). The provisions of ASU 2020-06 simplify accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. The Company will adopt this standard effective January 1, 2022 on a modified retrospective basis. The Company expects the adoption of ASU 2020-06 will have an impact to its consolidated balance sheet as of January 1, 2022, increasing long-term debt, net of current portion, by approximately $18,200 to reflect the full principal amount of the Convertible Notes outstanding, net of unamortized issuance costs, with an offsetting decrease to shareholders' equity of the same amount. The adoption of ASU 2020-06 is expected to reduce non-cash interest expense by approximately

$11,800 and $6,400 for the years ending December 31, 2022 and 2023, respectively. There will not be any impact to the Company's cash flows as a result of the adoption of this new standard.
3. Discontinued Operations
MBP Titan
As a result of market uncertainty driven by the COVID-19 pandemic and the state of the energy sector raising significant challenges for the strategic alternatives pursued by MBP Titan, beginning in the second quarter of 2020 and throughout the remainder of 2020, the Company suspended MBP Titan's operations, preserved certain of MBP Titan's intellectual property, terminated all of its personnel, and undertook steps to dispose of its other assets and obligations. The wind down of MBP Titan's activities was substantially completed by December 31, 2020, with the final disposition of certain property and equipment and the facility operating lease occurring in January 2021. This discontinuation of operations represented the continuation of a strategic shift to becoming primarily a healthcare company advancing technologies and products that address complex healthcare challenges that the Company commenced as part of the Transactions defined and discussed below. The assets, liabilities, and expenses related to the discontinued operations of MBP Titan are classified and presented as discontinued operations in the accompanying consolidated financial statements for all periods.
The January 2021 sale of property and equipment resulted in a gain on disposal of assets of $464, which is included in income from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2021. In January 2021, the Company executed termination and recapture agreements with the landlord of the leased facility used in MBP Titan's operations, thereby relieving the Company of all of its obligations related to the facility that were originally due to expire in July 2025. This lease termination resulted in a gain of $4,602, which is also included in income from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2021.
After the wind down of MBP Titan, certain assets and contractual obligations which were previously managed by MBP Titan continue to be managed at the Precigen corporate level. These remaining assets and contractual obligations include the Company's equity interest in and collaboration agreements with Intrexon Energy Partners, LLC ("Intrexon Energy Partners") and Intrexon Energy Partners II, LLC ("Intrexon Energy Partners II"), including the associated deferred revenue remaining under each collaboration agreement (Notes 4 and 5), as well as the associated intellectual property developed by MBP Titan to date. These assets, liabilities, and related historical revenue and equity losses are included in the Company's operating results from continuing operations in the accompanying consolidated financial statements for all periods presented as a result of the Company's continuing involvement.
The carrying values of the major classes of assets and liabilities included in assets and liabilities held for sale or abandonment related to MBP Titan as of December 31, 2021 and 2020, are as follows:

	December 31,
	2021	2020
Assets
Property, plant and equipment, net	$—	$586
Right-of-use assets	—	9,131
Other assets	—	136
Total assets held for sale or abandonment	$—	$9,853
Liabilities
Lease liabilities, current	$—	$1,890
Other current liabilities	—	619
Lease liabilities, net of current portion	—	11,538
Total liabilities held for sale or abandonment	$—	$14,047

The following table presents the financial results of discontinued operations related to MBP Titan:

	Year Ended December 31,
	2021	2020	2019
Operating (gains) expenses (1)	$(4,599)	$40,692	$37,423
Operating income (loss)	4,599	(40,692)	(37,423)
Income (loss) before income taxes	4,599	(40,692)	(37,423)
Income (loss) from discontinued operations	$4,599	$(40,692)	$(37,423)
(1)Includes a goodwill impairment charge of $9,635 and an impairment charge on property, plant and equipment and ROU Assets of $12,406 in 2020 in conjunction with the suspension of MBP Titan's operations discussed above.
The following table presents the significant noncash items, purchases of property, plant and equipment, and proceeds from sales of assets for the discontinued operations related to MBP Titan that are included in the accompanying consolidated statements of cash flows.

	Year Ended December 31,
	2021	2020	2019
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	$—	$2,474	$3,647
Impairment of goodwill	—	9,635	—
Impairment of other noncurrent assets	—	12,406	—
(Gain) loss on disposal of assets, net	(464)	67	(316)
Stock-based compensation expense	—	(34)	1,345
Noncash gain on termination of leases	(4,602)	—	—
Cash flows from investing activities
Purchases of property, plant and equipment	—	(88)	(2,114)
Proceeds from sales of assets	1,083	3,952	29
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
The Transactions were approved by the Company's independent members of the board of directors in December 2019. The Transactions represented a strategic shift of the Company towards the Company becoming primarily a healthcare company advancing technologies and products that address complex healthcare challenges. The operations related to the Transactions have been classified and presented as discontinued operations in the accompanying consolidated financial statements for all periods. Immediately prior to the reclassification to discontinued operations in 2019, the Company evaluated goodwill, long-lived assets, and the equity method investment included in the Transactions for impairment. The Company recorded an impairment charge of $79,396, including $58,042 and $21,354 related to goodwill and other long-lived assets, respectively, at the Okanagan, Oxitec, Fine Chemicals, and AgBio reporting units. Additionally, the Company recorded a $10,283 impairment charge for the write down of the equity method investment and related intangible assets included in the EnviroFlight Sale. These impairment charges are included in loss from discontinued operations in the accompanying consolidated statement of operations for the year ended December, 31, 2019.
Upon the closing of the TS Biotechnology Sale in January 2020, the cumulative foreign currency translation losses totaling $26,957 were released to earnings and included in loss from discontinued operations. See further discussion below regarding this out-of-period adjustment.
The following tables present the financial results of discontinued operations related to the Transactions for the year ended December 31, 2020 and 2019. There were no discontinued operations related to the Transactions for the year ended December 31, 2021.

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

The following table presents the significant noncash items, investments in EnviroFlight and purchases of property, plant and equipment for the discontinued operations for the Transactions that are included in the accompanying consolidated statements of cash flows.

	Year Ended December 31,
	2020	2019
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	$—	$5,107
Impairment of goodwill	—	58,042
Impairment of other noncurrent assets	—	31,637
Gain on sale of discontinued operations	(672)	—
Loss on release of cumulative foreign currency translation adjustment	26,957	—
Unrealized and realized depreciation on equity securities and preferred stock, net	106	458
Equity in net loss of EnviroFlight	38	4,314
Stock-based compensation expense	(1,346)	2,507
Deferred income taxes	—	(2,710)
Cash flows from investing activities
Investments in EnviroFlight	—	(2,000)
Purchases of property, plant and equipment	(382)	(23,326)
Also see Note 13.
Equity Method Investments
The Company accounted for its investment in EnviroFlight using the equity method of accounting.
Summarized financial data for EnviroFlight are shown in the following tables for the periods in which the Company held the equity method investment.

	Year Ended December 31,
	2020	2019
Revenues	$16	$510
Operating expenses	92	9,159
Operating loss	(76)	(8,649)
Other, net	—	21
Net loss	$(76)	$(8,628)
Out-of-Period Adjustment
During the year ended December 31, 2020, the Company recorded an out-of-period adjustment of $26,572 to loss from discontinued operations which relates to the effect of cumulative foreign translation losses associated with the entities sold in the TS Biotechnology Sale. This charge, which is entirely noncash, should have been recorded in the year ended December 31, 2019 as an additional impairment charge included in loss from discontinued operations. There was no impact to net loss from continuing operations, cash and short-term investments, cash flows, or Segment Adjusted EBITDA. The error also had no impact on the cash consideration received upon closing of the TS Biotechnology Sale nor the representations and warranties made by the Company in the transaction. The Company evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that this adjustment was not material to the Company's results of operations for the years ended December 31, 2020 and 2019.

4. Investments in Joint Ventures
Intrexon Energy Partners
In 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners, a JV formed to optimize and scale-up the Company's MBP technology for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion for the production of certain fuels and lubricants, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Precigen committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of December 31, 2021, the Company's remaining commitment was $4,225. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board, which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(428) and $(425) as of December 31, 2021 and 2020, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets, which represents the Company's equity in losses for contractually committed contributions to Intrexon Energy Partners.
See Notes 3 and 16 for additional discussion regarding the Company's investment in Intrexon Energy Partners.
Intrexon Energy Partners II
In 2015, the Company and certain investors (the "IEPII Investors"), including Harvest, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners II, a JV formed to utilize the Company's MBP technology for the production of 1,4-butanediol, an industrial chemical used to manufacture spandex, polyurethane, plastics, and polyester. The Company also entered into an ECC with Intrexon Energy Partners II that provides exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $18,000 while retaining a 50% membership interest in Intrexon Energy Partners II. The IEPII Investors made initial capital contributions, totaling $18,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners II totaling 50%. Also in 2015, the owners of Intrexon Energy Partners II made a capital contribution of $4,000, half of which was paid by the Company. Precigen committed to make additional capital contributions of up to $10,000, and the IEPII Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners II, committed to make additional capital contributions of up to $10,000, at the request of Intrexon Energy Partners II's board of managers (the "Intrexon Energy Partners II Board") and subject to certain limitations. As of December 31, 2021, the Company's remaining commitment was $10,000. Intrexon Energy Partners II is governed by the Intrexon Energy Partners II Board, which has five members. One member of the Intrexon Energy Partners II Board is designated by the Company and four members are designated by a majority of the IEPII Investors. The Company and the IEPII Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners II Board.
The Company's investment in Intrexon Energy Partners II was $(435) as of December 31, 2021 and 2020, and is included in other accrued liabilities in the accompanying consolidated balance sheets, which represents the Company's equity in losses for contractually committed contributions to Intrexon Energy Partners II.
See Notes 3, 16, and 17 for additional discussion regarding the Company's investment in Intrexon Energy Partners II.
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
The following table summarizes the amounts recorded as revenue in the consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the years ended December 31, 2021, 2020, and 2019.

	Year Ended December 31,
	2021	2020	2019
Alaunos Therapeutics, Inc.	$100	$200	$2,171
Oragenics, Inc.	—	3,053	(564)
Intrexon Energy Partners, LLC	—	—	2,596
Intrexon Energy Partners II, LLC	—	—	1,217
Castle Creek Biosciences, Inc.	388	17,810	3,713
Harvest start-up entities (1)	—	—	4,862
Other	18	145	64
Total (2)	$506	$21,208	$14,059
(1)For the year ended December 31, 2019, revenue recognized from collaborations with Harvest start-up entities include Thrive Agrobiotics, Inc.; Exotech Bio, Inc.; and AD Skincare, Inc.
(2)Collaboration and licensing revenues recognized for the years ended December 31, 2021, 2020, and 2019, include the recognition of $397, $20,205, and $7,505, respectively, associated with upfront and milestone payments which were previously deferred.
The following is a summary of the terms of the Company's significant collaborations and licensing agreements from continuing operations.
Alaunos Collaborations
In 2018, the Company, through its wholly owned subsidiary PGEN Therapeutics, entered into a license agreement (the "Alaunos License Agreement") with Alaunos Therapeutics, Inc., formerly known as ZIOPHARM Oncology, Inc. ("Alaunos"), which terminated and replaced the terms of the ECC agreement entered into between the Company and Alaunos in 2011, including the amendments thereto. Contemporaneously with the execution of the license agreement, Alaunos ceased to be a related party. Pursuant to the terms of the Alaunos License Agreement, the Company granted Alaunos an exclusive, worldwide, royalty-bearing, sub-licensable license to research, develop and commercialize (i) products utilizing the Company's RheoSwitch gene switch ("RTS") to express IL-12 (the "IL-12 Products") for the treatment of cancer, (ii) chimeric antigen receptor ("CAR") products directed to (a) CD19 for the treatment of cancer (the "CD19 Products"), and (b) a second target, subject to certain rights as discussed in the agreement, and (iii) T-cell receptor ("TCR") products (the "TCR Products") designed for neoantigens for the treatment of cancer or the treatment and prevention of human papilloma virus ("HPV") to the extent that the primary reason for such treatment or prevention is to prevent cancer, which is referred to as the HPV Field. The Company has also granted Alaunos an exclusive, worldwide, royalty-bearing, sub-licensable license for certain patents relating to the Company's Sleeping Beauty technology to research, develop and commercialize TCR Products for both neoantigens and shared antigens for the treatment of cancer and in the HPV Field. Alaunos will be solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer. Alaunos is required to use commercially reasonable efforts to develop and commercialize IL-12 Products, CD19 Products, and the TCR Products. The Company also granted Alaunos an exclusive, worldwide, royalty-bearing, sub-licensable license to research, develop and commercialize products utilizing an additional construct that expresses RTS IL-12 (the "Gorilla IL-12 Products") for the treatment of cancer and in the HPV Field. Alaunos is responsible for all development costs associated with each of the licensed products, other than

Gorilla IL-12 Products. Alaunos and the Company will share the development costs and operating profits for Gorilla IL-12 Products, with Alaunos responsible for 80% of the development costs and receiving 80% of the operating profits, as defined in the Alaunos License Agreement, and the Company responsible for the remaining 20% of the development costs and receiving 20% of the operating profits, except that Alaunos will bear all development costs and the Company will share equally in operating profits for Gorilla IL-12 Products in the HPV Field (the "Gorilla Program").
Under the Alaunos License Agreement, Alaunos will pay the Company an annual license fee of $100 and, in 2019, reimbursed the Company $1,000 with respect to historical Gorilla IL-12 Products. Alaunos will make milestone payments, payable upon the initiation of later stage clinical trials and upon the approval of exclusively licensed programs in various jurisdictions, totaling up to an additional $52,500 for each of four exclusively licensed programs, up to an aggregate of $210,000. In addition, Alaunos will pay the Company tiered royalties ranging from low-single digits to high-single digits on the net sales derived from the sales of any approved IL-12 Products and CAR products. Alaunos will also pay the Company royalties ranging from low-single digits to mid-single digits on the net sales derived from the sales of any approved TCR Products, up to maximum royalty amount of $100,000 in the aggregate. Alaunos will also pay the Company 20% of any sublicensing income received by Alaunos relating to the licensed products.
Under the Alaunos License Agreement, the Company reacquired rights previously held by Alaunos to research, develop and commercialize CAR products for all other targets. In addition, the Company may research, develop and commercialize products for the treatment of cancer, outside of the products exclusively licensed to Alaunos. The Company will pay Alaunos royalties ranging from low-single digits to mid-single digits on the net sales derived from the sale of the Company's CAR products, up to $50,000. The Company also received from Alaunos reimbursement of costs incurred to transition the necessary knowledge and materials for Alaunos programs for a period of one year from the effective date (the "Transition Services").
The Company is entitled to receive all rights and financial considerations with respect to all other CAR products, subject to the CAR royalties due to Alaunos for such products. The Alaunos License Agreement will terminate on a product-by-product and/or country-by-country basis upon the expiration of the later to occur of (i) the expiration of the last to expire patent claim for a licensed product, or (ii) 12 years after the first commercial sale of a licensed product in such country. In addition, Alaunos may terminate the Alaunos License Agreement on a country-by-country or program-by-program basis following written notice to the Company, and either party may terminate the Alaunos License Agreement following notice of a material breach.
Replacement of the original ECC with the Alaunos License Agreement was a contract modification under ASC 606 that represented the termination of the original agreement and the creation of a new agreement as the remaining rights, obligations, and services to be exchanged, which were limited to the Transition Services, were distinct from those under the ECC. The Company determined the new agreement had a transaction price of $1,855, the majority of which related to a portion of the deferred revenue remaining from the original ECC. The annual license payments, excluding the first such payment which was included in the transaction price, and potential milestone payments were constrained at the modification date and will only be recognized when the payments become probable of being received. Royalty payments from sales of Alaunos products developed pursuant to the Alaunos License Agreement will be recognized when the sales occur. The Company recognized payments from Transition Services as those services were performed and recognized the transaction price as it performed the Transition Services required under the Alaunos License Agreement.
The Company determined that the Gorilla Program represented a separate collaboration agreement under the scope of ASC 808, Collaborative Arrangements, ("ASC 808") and was not included in the accounting for the Alaunos License Agreement under ASC 606. The development costs and operating profits from the Gorilla Program will be recognized in accordance with ASC 808.
Oragenics Collaboration
In 2015, the Company entered into an ECC with Oragenics, a related party at the time. Pursuant to the ECC, at the transaction effective date, Oragenics received a license to the Company's technology platform within the field of biotherapeutics for use in certain treatments of oral mucositis and other diseases and conditions of the oral cavity, throat, and esophagus. Upon execution of the ECC, the Company received a technology access fee of a $5,000 convertible promissory note, which was subsequently converted to shares of Oragenics' common stock. These shares were sold in the TS Biotechnology Sale in 2020 (Note 3). The Company received reimbursement payments for research and development services provided pursuant to the agreement during the ECC and manufacturing services for Company materials provided to Oragenics during the ECC. In July 2020, the Company and Oragenics mutually agreed to terminate the ECC, and accordingly, the Company recognized the remaining balance of deferred revenue associated with the ECC totaling $2,823. Following the termination of the ECC, Oragenics is no longer a related party.

Intrexon Energy Partners Collaboration
In March 2014, the Company entered into an ECC with Intrexon Energy Partners, a JV between the Company and certain investors and a related party. The ECC grants Intrexon Energy Partners an exclusive license to the Company's technology platform to optimize and scale-up the Company's MPB technology for the production of certain fuels and lubricants. Upon execution of the ECC, the Company received a technology access fee of $25,000 as upfront consideration. The Company receives reimbursement payments for research and development services as provided for in the ECC agreement. The term of the ECC commenced in March 2014 and continues until March 2034 unless terminated prior to that date by either party in the event of certain material breaches defined in the agreement and may be terminated voluntarily by Intrexon Energy Partners upon 90 days written notice to the Company. The ECC is not active while the IEP Investors evaluate the status of the project and their desired future development activities. See Note 16 for additional discussion related to Intrexon Energy Partners.
Intrexon Energy Partners II Collaboration
In December 2015, the Company entered into an ECC with Intrexon Energy Partners II, a JV between the Company and certain investors and a related party. Pursuant to the ECC, Intrexon Energy Partners II received an exclusive license to the Company's technology platform to optimize and scale-up the Company's MBP technology for the production of 1,4-butanediol (BDO), a key chemical intermediate that is used to manufacture spandex, polyurethane, plastics, and polyester. Upon execution of the ECC, the Company received a technology access fee of $18,000 and is entitled to reimbursement of research and development services as provided for in the ECC agreement. The term of the ECC commenced in December 2015 and continues until December 2035; termination prior to that date may be initiated (i) by either party in the event of certain material breaches defined in the agreement or (ii) may be terminated voluntarily by Intrexon Energy Partners II upon 90 days written notice to the Company. The ECC is not active while the IEPII Investors evaluate the status of the project and their desired future development activities. See Note 16 for additional discussion related to Intrexon Energy Partners II.
Exotech Bio, AD Skincare, and Thrive Agrobiotics Collaborations
In 2015 and 2016, the Company entered into three separate ECCs with Exotech Bio, Inc. ("Exotech Bio"), AD Skincare, Inc. ("AD Skincare"), and Thrive Agrobiotics, Inc. ("Thrive Agrobiotics"), all affiliates of Harvest and related parties at the time. The total upfront consideration received for the three collaborations was $11,000, which consisted of equity interests in each of these entities. The Company also received reimbursements for research and development services provided pursuant to the ECCs. In conjunction with a settlement agreement with Harvest (Note 17), these ECCs were terminated in December 2020, and the previously licensed technology rights reverted to the Company pursuant to the ECCs. The Company wrote off the remaining balance of deferred revenue associated with these ECCs in 2020 totaling $6,993 as an offset to the loss recognized on the settlement agreement.
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

The Termination Agreement was accounted for as a new contract, and the remaining deferred revenue from the 2012 Castle Creek ECC was recognized prospectively through 2021 as the manufacturing activities were performed.
In December 2015, the Company entered into a second ECC with Castle Creek (the "2015 Castle Creek ECC"). Pursuant to the ECC, at the transaction effective date, Castle Creek received a license to the Company's technology platform to develop and commercialize genetically-modified fibroblasts to treat chronic inflammatory and degenerative diseases of the joint, including arthritis and related conditions. In February 2020, the Company and Castle Creek mutually agreed to terminate the 2015 Castle Creek ECC, and accordingly, the Company recognized the remaining balance of deferred revenue associated with the 2015 Castle Creek ECC totaling $10,000 in 2020.
Deferred Revenue
Deferred revenue primarily consists of consideration received for the Company's collaboration and licensing agreements. Deferred revenue consisted of the following:

	December 31,
	2021	2020
Collaboration and licensing agreements	$23,023	$23,420
Prepaid product and service revenues	4,229	2,126
Other	213	277
Total	$27,465	$25,823
Current portion of deferred revenue	$4,442	$2,800
Long-term portion of deferred revenue	23,023	23,023
Total	$27,465	$25,823
Revenue is recognized under collaboration and licensing agreements as services are performed. Certain of the arrangements are not active while the other party evaluates the status of the project and its desired future development activities. The following table summarizes the remaining balance of deferred revenue associated with upfront and milestone payments for each significant counterparty to a collaboration or licensing agreement as of December 31, 2021 and 2020, as well as the estimated remaining performance period as of December 31, 2021.

	Average Remaining Performance Period (Years)	December 31,
		2021	2020
Intrexon Energy Partners, LLC	2.2	8,362	8,362
Intrexon Energy Partners II, LLC	2.9	12,843	12,843
Castle Creek Biosciences, Inc.	0.0	—	379
Other	2.8	1,818	1,836
Total		$23,023	$23,420
6. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
United States government debt securities	$121,036	$—	$(331)	$120,705
Certificates of deposit	97	—	—	97
Total	$121,133	$—	$(331)	$120,802

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2020:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
United States government debt securities	$48,048	$14	$(1)	$48,061
Certificates of deposit	264	—	—	264
Total	$48,312	$14	$(1)	$48,325
See Notes 2 and 7 for further discussion on the Company's method for determining the fair value of its assets.
The estimated fair value of available-for-sale investments classified by their contractual maturities as of December 31, 2021 was:

Due within one year	$72,240
After one year through two years	48,562
Total	$120,802
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The unrealized losses of the Company's debt security investments are not significant as of December 31, 2021.
7. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
Assets
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of December 31, 2021:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2021
Assets
United States government debt securities	$—	$120,705	$—	$120,705
Certificates of deposit	—	97	—	97
Total	$—	$120,802	$—	$120,802
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
The calculated fair value of the Convertible Notes (Note 11) was approximately $160,000 and $165,000 as of December 31, 2021 and 2020, respectively, and is based on the recent third-party trades of the instrument as of the balance sheet date. The fair value of the Convertible Notes is classified as Level 2 within the fair value hierarchy as there is not an active market for the Convertible Notes, however, third-party trades of the instrument are considered observable inputs. The Convertible Notes are reflected on the accompanying consolidated balance sheets at amortized cost, which was $179,882 and $168,147 as of December 31, 2021 and 2020, respectively.
During the year ended December 31, 2020, the Company's contingent consideration liability related to the 2017 Agreement and Plan of Merger of GenVec, Inc., which was $585 as of December 31, 2019, was reduced to $0 as the period for potential payment of this contingent consideration expired without payment in June 2020. The contingent consideration liability was remeasured to fair value at each reporting date until the contingency was resolved, and those changes in fair value were recognized in earnings. There were no Level 3 liabilities during the year ended December 31, 2021. The changes in the fair value of the Level 3 liability during the year ended December 21, 2020 were as follows:

Balance at December 31, 2019	$585
Change in fair value of contingent consideration recognized in selling, general, and administrative expenses	(585)
Balance at December 31, 2020	$—
See Notes 9 and 10 for discussion of non-recurring fair value estimates used in calculating impairment charges recorded during the years ended December 31, 2021, 2020, and 2019.
8. Inventory
Inventory consists of the following:

	December 31,
	2021	2020
Supplies, embryos and other production materials	$2,588	$2,060
Work in process	2,564	2,348
Livestock	6,310	5,047
Feed	1,799	1,904
Total inventory	$13,261	$11,359

9. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	December 31,
	2021	2020
Land and land improvements	$11,118	$9,844
Buildings and building improvements	12,896	12,088
Furniture and fixtures	1,162	1,228
Equipment	33,584	31,150
Leasehold improvements	4,822	6,260
Breeding stock	1,000	868
Computer hardware and software	5,131	5,684
Construction and other assets in progress	3,824	2,754
	73,537	69,876
Less: Accumulated depreciation and amortization	(39,222)	(34,952)
Property, plant and equipment, net	$34,315	$34,924
Depreciation expense was $6,202, $7,449, and $8,222 for the years ended December 31, 2021, 2020, and 2019, respectively.
During the year ended December 31, 2021, the Company recorded impairment losses of $543, which is included in impairment of other noncurrent assets on the accompanying consolidated statement of operations, primarily related to a right-of-use asset at one of the Company's leased locations.
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
10. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020, are as follows:

	2021	2020
Beginning of year	$54,363	$54,119
Foreign currency translation adjustments	(215)	244
End of year	$54,148	$54,363
The Company had $43,643 of cumulative goodwill impairment losses as of December 31, 2021 and 2020.
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

See Note 18 for information regarding goodwill by reportable segment.
Intangible assets consist of the following as of December 31, 2021:

	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	15.9	$91,373	$(38,630)	$52,743
Customer relationships	6.4	10,850	(10,252)	598
Trademarks	8.4	5,900	(5,126)	774
Total		$108,123	$(54,008)	$54,115
Intangible assets consist of the following as of December 31, 2020:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$96,927	$(34,412)	$62,515
Customer relationships	10,850	(9,340)	1,510
Trademarks	5,900	(4,529)	1,371
Total	$113,677	$(48,281)	$65,396
Amortization expense was $7,559, $7,593, and $7,920 for the years ended December 31, 2021, 2020, and 2019, respectively. Estimated aggregate amortization expense for definite lived intangible assets is expected to be as follows:

2022	$6,597
2023	5,431
2024	5,121
2025	5,108
2026	5,108
Thereafter	26,750
Total	$54,115
11. Lines of Credit and Long-Term Debt
Lines of Credit
Trans Ova has a $5,000 revolving line of credit with First National Bank of Omaha that matures on April 1, 2022. The line of credit bears interest at the greater of the United States Prime Rate or 3.00%, and the actual rate was 3.25% as of December 31, 2021. As of December 31, 2021 and December 31, 2020, there was no outstanding balance. The amount available under the line of credit is based on eligible accounts receivable and inventory up to the maximum principal amount and was $5,000 as of December 31, 2021. The line of credit is collateralized by certain of Trans Ova's assets and contains certain restricted covenants that include maintaining minimum tangible net worth and working capital and maximum allowable annual capital expenditures.
Exemplar has a $700 revolving line of credit with American State Bank that matures on October 31, 2022. As of December 31, 2021, the line of credit bore interest at 4.00% per annum. As of December 31, 2021 and December 31, 2020, there was no outstanding balance.

Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2021	2020
Convertible debt	$179,882	$168,147
Notes payable	3,217	3,655
Other	52	80
Long-term debt	183,151	171,882
Less current portion	402	360
Long-term debt, less current portion	$182,749	$171,522
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
None of the above events allowing for conversion prior to April 1, 2023 occurred during the year ended December 31, 2021. On or after April 1, 2023 until June 30, 2023, holders may convert their Convertible Notes at any time. Precigen may not redeem the Convertible Notes prior to the maturity date.
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
The net proceeds received from the issuance of the Convertible Notes were initially allocated between long-term debt, the liability component, in the amount of $143,723, and additional paid-in capital, the equity component, in the amount of $50,235. Additional paid-in capital was further reduced by $13,367 of deferred taxes resulting from the difference between the carrying amount and the tax basis of the Convertible Notes that is created by the equity component, which also resulted in deferred tax benefit recognized from the reversal of valuation allowances on the then current year domestic operating losses in the same amount. As of December 31, 2021, the outstanding principal balance on the Convertible Notes was $200,000 and the carrying value of long-term debt was $179,882. The effective interest rate on the Convertible Notes, including amortization of the long-term debt discount and debt issuance costs, is 11.02%. As of December 31, 2021, the unamortized long-term debt discount and debt issuance costs totaled $20,118.
The components of interest expense related to the Convertible Notes were as follows:

	Year Ended December 31,
	2021	2020	2019
Cash interest expense	$7,000	$7,000	$7,000
Non-cash interest expense	11,735	10,587	9,459
Total interest expense	$18,735	$17,587	$16,459
Accrued interest of $3,500 is included in other accrued liabilities on the accompanying consolidated balance sheet as of December 31, 2021.
See Note 2 for additional discussion regarding the Convertible Notes.
ActoBio Convertible Notes
In September 2018, ActoBio issued $30,000 of convertible promissory notes (the "ActoBio Notes") to a related party in conjunction with an asset acquisition with Harvest. The ActoBio Notes, which accrued interest at 3.0% compounded annually ("accrued PIK interest"), matured in September 2020. The Company issued 6,293,402 shares of Precigen common stock upon conversion of the outstanding principal balance and accrued PIK interest at maturity. Interest expense was $616 and $921 for the years ended December 31, 2020 and 2019, respectively.
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
Notes Payable
Trans Ova has a note payable to American State Bank that matures in April 2033 and had an outstanding principal balance of $3,217 as of December 31, 2021. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by certain of Trans Ova's real estate and non-real estate assets.

Future Maturities
Future maturities of long-term debt as of December 31, 2021 are as follows:

2022	$402
2023	200,364
2024	379
2025	394
2026	410
Thereafter	1,320
Total	$203,269
12. Income Taxes
The components of loss from continuing operations before income taxes are presented below:

	Year Ended December 31,
	2021	2020	2019
Domestic	$(93,540)	$(97,313)	$(167,990)
Foreign	(3,385)	(6,542)	(3,274)
Loss from continuing operations before income taxes	$(96,925)	$(103,855)	$(171,264)
The components of income tax benefit from continuing operations are presented below:

	Year Ended December 31,
	2021	2020	2019
United States federal income taxes:
Deferred	$37	$37	$(561)
Foreign income taxes:
Current	7	74	34
Deferred	(215)	(204)	(230)
State income taxes:
Deferred	11	11	(173)
Income tax benefit from continuing operations	$(160)	$(82)	$(930)

Income tax benefit from continuing operations for the years ended December 31, 2021, 2020, and 2019 differed from amounts computed by applying the applicable United States federal corporate income tax rate of 21% to loss before income taxes as a result of the following:

	2021	2020	2019
Computed statutory income tax benefit from continuing operations	$(20,354)	$(21,810)	$(35,965)
State and provincial income tax benefit, net of federal income taxes	(3,993)	(5,167)	(5,494)
Nondeductible stock based compensation	832	5,709	10,303
Nondeductible officer compensation	1,459	728	595
Impairment of goodwill	—	—	273
Research and development tax incentives	(958)	(524)	(1,772)
Acquisition and internal restructuring transaction costs	—	—	260
United States-foreign rate differential	(32)	(21)	(76)
Other, net	(46)	(306)	(72)
	(23,092)	(21,391)	(31,948)
Change in valuation allowance for deferred tax assets	22,932	21,309	31,018
Total income tax benefit from continuing operations	$(160)	$(82)	$(930)
The tax effects of temporary differences that comprise the deferred tax assets and liabilities included in continuing operations as of December 31, 2021 and 2020, are as follows:

	2021	2020
Deferred tax assets
Allowance for doubtful accounts	$1,506	$1,816
Inventory	370	289
Equity securities and investments in affiliates	570	570
Property, plant and equipment	—	1,882
Intangible assets	69,679	74,981
Accrued liabilities	3,090	1,834
Lease liabilities	2,839	6,140
Stock-based compensation	15,227	16,402
Deferred revenue	7,300	7,423
Research and development tax credits	11,168	10,210
Net operating, capital loss, and interest expense carryforwards	301,791	275,519
Total deferred tax assets	413,540	397,066
Less: Valuation allowance	408,396	387,348
Net deferred tax assets	5,144	9,718
Deferred tax liabilities
Property, plant and equipment	250	—
Right-of-use assets	2,735	5,011
Long-term debt	4,698	7,604
Total deferred tax liabilities	7,683	12,615
Net deferred tax liabilities included in continuing operations	$(2,539)	$(2,897)

Activity within the valuation allowance for deferred tax assets included in continuing operations during the years ended December 31, 2021, 2020, and 2019 was as follows:

	2021	2020	2019
Valuation allowance at beginning of year	$387,348	$349,008	$292,217
Increase (decrease) in valuation allowance as a result of
Deconsolidation of AquaBounty	—	—	(3,504)
Establishment of deferred taxes for subsidiaries included in discontinued operations	—	—	8,592
Current year continuing operations	22,932	21,309	31,018
Discontinued operations treated as asset sales	—	7,977	10,585
Discontinued operations related to MBP Titan	(1,186)	8,019	9,663
Adoption of ASC 842	—	—	512
Foreign currency translation adjustment	(698)	1,035	(75)
Valuation allowance at end of year	$408,396	$387,348	$349,008
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
The Company's past issuances of stock and mergers and acquisitions have resulted in ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). As a result, utilization of portions of the net operating losses may be subject to annual limitations, however as of December 31, 2021, all such limited losses applicable to Precigen, other than losses inherited via acquisition, have been fully utilized. As of December 31, 2021, approximately $42,100 of the Company's domestic net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction.
As of December 31, 2021, the Company has net operating loss carryforwards for United States federal income tax purposes of approximately $856,400 available to offset future taxable income, including approximately $603,700 generated after 2017, United States capital loss carryforwards of approximately $212,500, and federal and state research and development tax credits of approximately $11,100, prior to consideration of annual limitations that may be imposed under Section 382. Net operating loss carryforwards generated prior to 2018 will begin to expire in 2022, and capital loss carryforwards will expire if unutilized beginning in 2024. As of December 31, 2021, the Company's foreign subsidiaries have foreign loss carryforwards of approximately $75,700, most of which do not expire.
As of December 31, 2021, the Company's direct foreign subsidiaries included in continuing operations had accumulated deficits of approximately $23,100. Future distributions of accumulated earnings of the Company's direct foreign subsidiaries may be subject to United States income and foreign withholding taxes.
The Company and its subsidiaries do not have material unrecognized tax benefits as of December 31, 2021. The Company does not anticipate significant changes in the amount of unrecognized tax benefits in the next 12 months. The Company's tax returns for years 2004 and forward are subject to examination by federal or state tax authorities due to the carryforward of unutilized net operating and capital losses and research and development tax credits.
13. Shareholders' Equity
Issuances of Precigen Common Stock
In January 2021, the Company closed a public offering of 17,250,000 shares of its common stock, resulting in net proceeds of $121,045, after deducting underwriting discounts and capitalizable offering expenses.

Concurrent with entering into the TS Biotechnology Sale on January 1, 2020 (Note 3), the Company also entered into a subscription agreement with TS Biotechnology pursuant to which TS Biotechnology purchased 5,972,696 shares of the Company's common stock for $35,000 on January 31, 2020.
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
Components of Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

	December 31,
	2021	2020
Unrealized gain (loss) on investments	$(331)	$13
Income on foreign currency translation adjustments	534	3,984
Total accumulated other comprehensive income	$203	$3,997
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

	Year Ended December 31,
	2021	2020	2019
Cost of products	$30	$10	$20
Cost of services	172	134	220
Research and development	2,735	1,815	3,478
Selling, general and administrative	10,967	17,787	11,380
Discontinued operations	—	(1,380)	3,852
Total	$13,904	$18,366	$18,950
Precigen Stock Option Plans
In April 2008, Precigen adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Precigen's board of directors granted share based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of December 31, 2021, there were 29,683 stock options outstanding under the 2008 Plan.
Precigen adopted the 2013 Plan for employees and nonemployees pursuant to which Precigen's board of directors may grant share-based awards, including stock options, and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective in August 2013, and as of December 31, 2021, there were 27,000,000 shares authorized for issuance under the 2013 Plan, of which 11,164,186 stock options and 306,360 RSUs were outstanding and 5,813,233 shares were available for grant.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of December 31, 2021, there were 5,000,000 shares authorized for issuance under the 2019 Plan, of which 1,066,318 stock options and 162,121 RSUs were outstanding and 1,974,662 shares were available for grant.
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

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2018	11,093,063	$27.95	6.81
Granted	1,556,575	6.52
Exercised	(19,887)	(3.17)
Forfeited	(1,236,326)	(24.92)
Expired	(2,371,143)	(38.53)
Balances at December 31, 2019	9,022,282	21.94	6.10
Granted	5,693,498	10.03
Exercised	(30,061)	(3.88)
Forfeited	(976,324)	(15.47)
Expired	(2,453,499)	(26.53)
Balances at December 31, 2020	11,255,896	15.53	7.25
Granted	2,058,820	7.59
Exercised	(127,883)	(4.75)
Forfeited	(305,293)	(7.02)
Expired	(621,353)	(24.61)
Balances at December 31, 2021	12,260,187	14.06	6.79
Exercisable at December 31, 2021	7,078,840	16.69	5.59
Total unrecognized compensation costs related to unvested awards as of December 31, 2021 were $15,745 and are expected to be recognized over a weighted-average period of approximately 2.50 years.
The weighted average grant date fair value of options granted during 2021, 2020, and 2019 was $5.57, $2.98, and $3.79, respectively. The aggregate intrinsic value of options exercised during 2021, 2020, and 2019 was $225, $51, and $66, respectively. The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of Precigen's common stock for those shares where the exercise price was lower than the fair value of Precigen's common stock on the date of exercise.
In February 2022, the Company granted a total of 3,103,500 options to employees with a total grant date fair value of approximately $5,300. These options were issued from the 2013 Plan.
The following table summarizes additional information about stock options outstanding as of December 31, 2021:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$1.55	—	$5.95	3,290,348	$4.64	8.18	$1,329	2,031,348	$4.15	7.98	$1,327
$6.01	—	$11.90	3,568,102	9.69	8.46	—	833,104	9.79	7.90	—
$12.01	—	$20.94	3,068,340	18.59	6.09	—	1,880,991	19.16	4.93	—
$21.13	—	$45.69	2,332,393	28.06	3.22	—	2,332,393	28.06	3.22	—
$47.35			1,004	47.35	3.51	—	1,004	47.35	3.51	—
			12,260,187	$14.06	6.79	$1,329	7,078,840	$16.69	5.59	$1,327

The following table summarizes additional information about stock options outstanding as of December 31, 2020:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$1.55	—	$5.95	3,259,685	$4.63	8.92	$18,157	1,271,310	$3.11	8.73	$9,018
$6.06	—	$15.09	2,261,216	11.01	8.23	1,325	345,788	9.09	4.76	689
$15.80	—	$20.94	3,028,309	18.85	7.38	—	1,216,258	19.82	5.62	—
$21.13	—	$36.84	2,303,371	26.33	4.32	—	2,200,996	26.52	4.22	—
$37.88	—	$47.35	403,315	42.26	4.01	—	403,315	42.26	4.01	—
			11,255,896	$15.53	7.25	$19,482	5,437,667	$19.61	5.61	$9,707
RSU activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2018	970,341	$13.82	1.43
Granted	2,278,460	6.59
Vested	(1,159,165)	(8.74)
Forfeited	(307,654)	(8.99)
Balances at December 31, 2019	1,781,982	8.71	1.24
Granted	3,157,390	3.09
Vested	(2,802,593)	(3.99)
Forfeited	(409,067)	(8.59)
Balances at December 31, 2020	1,727,712	6.11	0.42
Granted	462,019	7.87
Vested	(1,624,013)	(5.76)
Forfeited	(97,237)	(8.96)
Balances at December 31, 2021	468,481	8.47	0.33
Total unrecognized compensation costs related to unvested RSU awards as of December 31, 2021 were $1,145 and are expected to be recognized over a weighted-average period of approximately 0.50 years.
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
In September 2020, the Company's board of directors, upon the recommendation of the compensation committee of the board, approved a new compensation arrangement for the Executive Chairman consisting of (i) an annual retainer of $100 payable in cash or, at the Executive Chairman's election, shares of Precigen common stock; (ii) an annual grant of fully vested stock options having a grant date fair value of $250; and (iii) an annual grant of RSUs having a grant date fair value of $250 vesting over one year. The new compensation arrangement began in calendar year 2021 and was prorated for the nine months of 2020 not covered by the Executive Chairman's previous compensation arrangement discussed above. Expense associated with the arrangements above is included in selling, general, and administrative expenses in the Company's consolidated statements of operations and totaled $680, $767, and $1,868 for the years ended December 31, 2021, 2020, and 2019, respectively.

15. Operating Leases
The Company leases certain facilities and equipment under operating leases. Leases with a lease term of twelve months or less are considered short-term leases and are not recorded on the balance sheet, and expense for these leases is recognized over the term of the lease. All other leases have remaining terms of less than one year to nine years, some of which may include options to extend the lease and some of which may include options to terminate the lease within one year. The Company uses judgment to determine whether it is reasonably possible to extend the lease beyond the initial term or terminate before the initial term ends and the length of the possible extension or early termination. The leases are renewable at the option of the Company and do not contain residual value guarantees, covenants, or other restrictions.
The components of lease costs were as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease costs	$3,264	$3,578	$3,821
Short-term lease costs	1,949	1,763	2,042
Variable lease costs	853	842	845
Lease costs	$6,066	$6,183	$6,708
As of December 31, 2021, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2022	$2,680
2023	2,304
2024	2,355
2025	2,263
2026	1,787
Thereafter	4,638
Total	16,027
Present value adjustment	(4,974)
Total	$11,053
Current portion of operating lease liabilities	$1,551
Long-term portion of operating lease liabilities	9,502
Total	$11,053
Other information related to operating leases in continuing operations was as follows:

	December 31,
	2021	2020
Weighted average remaining lease term (years)	6.65	4.21
Weighted average discount rate	10.99%	10.27%

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$3,598	$4,012	$3,877
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	4,868	417	1,137

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
In September 2020, the Company reached a final settlement with the SEC with respect to an investigation concerning the Company's disclosures regarding its MBP program in the first three quarters of 2017. Under the terms of the settlement, the Company, without admitting or denying the allegations of the SEC, consented to the entry of an administrative order requiring that the Company: (i) cease and desist from committing or causing any violations and future violations under Section 13(a) of the Securities Exchange Act of 1934, as amended, and Rules 13a-11 and 12b-20 promulgated thereunder; and (ii) pay a $2,500 civil money penalty to the SEC.
In October 2020, several purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of certain purchasers of the Company's common stock. The complaints name as defendants the Company and certain of its current and former officers. The plaintiffs' claims track the allegations in the SEC's administrative order described above but challenge disclosures about the MBP program through September 2020, i.e., the date of the SEC administrative order. The plaintiffs seek compensatory damages, interest, and an award of reasonable attorneys' fees and costs. In April 2021, the court granted an order consolidating the claims and appointed a lead plaintiff and lead counsel in the case, captioned Abailla v. Precigen, Inc., F/K/A Intrexon Corp., et al. In May 2021, the lead plaintiff filed an amended complaint. The defendants moved to dismiss that complaint. In September 2021, the court issued an order mooting the defendants' motion to dismiss in light of the lead plaintiff's stated intent to file a second amended complaint in response to the motion to dismiss. On September 27, 2021, the lead plaintiff filed a second amended complaint. The defendants intend to move to dismiss that complaint.
In December 2020, a derivative shareholder action, captioned Edward D. Wright, derivatively on behalf of Precigen, Inc. F/K/A Intrexon Corp. v. Alvarez et al, was filed in the Circuit Court for Fairfax County in Virginia on behalf of Precigen, Inc. asserting similar claims under state law against Precigen's current directors and certain officers. The plaintiff seeks damages, forfeiture of benefits received by defendants, and an award of reasonable attorneys' fees and costs. The case was stayed by an order entered on June 14, 2021. On September 24, 2021, an individual shareholder filed a lawsuit in the Circuit Court for Henrico County styled Kent v. Precigen, Inc., Case CL21-6349. The Kent action demands inspection of certain books and records of the Company pursuant to Virginia statutory and common law. On December 9, 2021, the Company filed a demurrer to the plaintiff's amended petition in that action. The parties have completed briefing on the demurrer and argument is scheduled for April 1, 2022.
The Company intends to defend the class action lawsuit and derivative actions vigorously; however, there can be no assurances regarding the ultimate outcome of these lawsuits.
The Company has previously entered into strategic collaborations, including ECCs and JVs, to fund and develop products enabled by its technologies. These relationships involve complex interests, and the Company's interests may diverge with those of its collaborators, which can occur as a result of operations under those collaborations, business or technological developments, or as the Company transitions away from, or terminates, certain strategic collaborations. The Company has had, and has, disagreements and disputes with certain collaborators and JV partners, including certain IEP Investors and IEPII Investors. While the Company believes it is entitled to payment for work performed per its collaborations and JVs, consistent with its policy for accounting for accounts receivable, in 2019, the Company fully reserved the amount of any disputed accounts receivable that remained outstanding.

On December 29, 2021, the Company received a letter from a group of investors in each of Intrexon Energy Partners and Intrexon Energy Partners II, purporting to refer certain issues to arbitration pursuant to the arbitration provisions of the Amended and Restated Limited Liability Company Agreements of Intrexon Energy Partners and Intrexon Energy Partners II. No specific damages amount is alleged or demanded. On January 25, 2022, the Company filed a petition in the Court of Chancery for the State of Delaware seeking to join the arbitration proceeding. A hearing on the petition is scheduled for March 3, 2022, and the Company expects a decision from the Court of Chancery thereafter.
Such disagreements and disputes result in management distraction and may result in further litigation, arbitration, unfavorable settlements, or concessions by the Company, or adverse regulatory action, any of which could harm the Company's business or operations. The Company does not believe that any potential losses related to disputes with collaborators and JV partners are probable, nor estimable, at this time and has not accrued for any potential future losses, although such potential future losses could be material.
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2021, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
The Company's Executive Chairman is also the Senior Managing Director and Chairman of Third Security and owns 100% of the equity interests of Third Security. Through December 2019, the Company was party to a Services Agreement ("Services Agreement") with Third Security pursuant to which Third Security provided the Company with certain professional, legal, financial, administrative, and other support services necessary to support the Company and its Executive Chairman. Under the Services Agreement, as consideration for providing these services, Third Security was entitled to a fee paid in the form of fully-vested shares of Precigen common stock that approximated $800 per month. In 2019, the number of shares of common stock was calculated based on the volume weighted average of the closing price of the Company's common stock over the 30-day period ending on the 15th day of the calendar month when the applicable services were provided. During the year ended December 31, 2019, the Company issued 1,606,062 shares, with a value of $8,233, to Third Security as payment for services rendered pursuant to the Services Agreement.
Following the expiration of the Services Agreement, the Company entered into a new agreement with Third Security under which the Company reimburses Third Security for certain tax-related services performed by Third Security as requested by the Company which expired on December 31, 2021. As the Company evaluates its alternatives, it continues to utilize these services on a limited basis under the terms of the original agreement. The Company also reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf prior to and after the expiration of the Services Agreement under a separate agreement. The total expenses incurred by the Company under these arrangements were $100, $159, and $26 for the years ended December 31, 2021, 2020, and 2019, respectively.
See also Note 14 regarding compensation arrangements between the Company and its Executive Chairman.
Through November 2021, the Company also subleased certain administrative offices to Third Security. The significant terms of the lease mirrored the terms of the Company's lease with the landlord, and the Company recorded sublease income of $75, $83, and $89 for the years ended December 31, 2021, 2020, and 2019, respectively. During November 2021, in conjunction with the early termination of the sublease, Third Security paid the Company $143 which represented a pro rata portion of the early termination fee the Company paid the landlord.
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
Other Related Parties
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
18. Segments
The Company's CODM assesses the operating performance of and allocates resources for several operating segments using Segment Adjusted EBITDA. Management believes this financial metric is a key indicator of operating results since it excludes noncash revenues and expenses that are not reflective of the underlying business performance of an individual enterprise. The Company defines Segment Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net loss of affiliates, and (x) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates but includes proceeds from the sale of assets in the period sold. During the year ended December 31, 2021, the Company modified the current period definition of Segment Adjusted EBITDA to exclude the gain or loss on disposals of assets and include proceeds from the sale of assets in the period sold. Segment Adjusted EBITDA for the years ended December 31, 2020 and 2019, were restated to reflect this change.
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
For the year ended December 31, 2021, the Company's reportable segments were (i) Biopharmaceuticals, (ii) Exemplar, and (iii) Trans Ova. These identified reportable segments met the quantitative thresholds to be reported separately for the year ended December 31, 2021. See Note 2 for a description of Biopharmaceuticals. See Note 1 for a description of Exemplar and Trans Ova. The All Other category as reported below reflects Precigen's other operating segments that do not meet the quantitative thresholds to be reported separately.

Segment Adjusted EBITDA by reportable segment was as follows:

	Year Ended December 31,
	2021	2020	2019
Biopharmaceuticals	$(45,754)	$(35,378)	$(44,552)
Exemplar	6,898	4,004	(1,586)
Trans Ova	17,420	13,530	(2,836)
All Other	—	—	(3,501)
Segment Adjusted EBITDA for operating segments	$(21,436)	$(17,844)	$(52,475)
The table below reconciles Segment Adjusted EBITDA for reportable segments to consolidated net loss from continuing operations before income taxes:

	Year Ended December 31,
	2021	2020	2019
Segment Adjusted EBITDA for reportable segments	$(21,436)	$(17,844)	$(48,974)
All Other Segment Adjusted EBITDA	—	—	(3,501)
Remove cash paid for capital expenditures, net of proceeds from sale of assets, and cash paid for investments in affiliates	5,774	389	11,886
Add recognition of previously deferred revenue associated with upfront and milestone payments	2,034	25,005	14,721
Other expenses:
Interest expense	(18,891)	(18,400)	(17,666)
Depreciation and amortization	(13,761)	(15,042)	(16,142)
Loss from disposals of assets	(614)	(4,375)	(3,018)
Impairment losses	(543)	(920)	(30,810)
Loss on settlement agreement	—	(11,436)	—
Stock-based compensation expense	(13,904)	(19,746)	(15,098)
Adjustment related to accrued bonuses paid in equity awards	—	2,833	—
Equity in net loss of affiliates	(3)	(1,138)	(2,416)
Other	(19)	11	67
Unallocated corporate costs	(33,506)	(37,479)	(46,007)
Eliminations	(2,056)	(5,713)	(14,306)
Consolidated net loss from continuing operations before income taxes	$(96,925)	$(103,855)	$(171,264)
Revenues by reportable segment were as follows:

	Year Ended December 31, 2021
	Biopharmaceuticals	Exemplar	Trans Ova	Total
Revenues from external customers	$922	$13,345	$89,606	$103,873
Intersegment revenues	1,637	—	429	2,066
Total segment revenues	$2,559	$13,345	$90,035	$105,939

	Year Ended December 31, 2020
	Biopharmaceuticals	Exemplar	Trans Ova	Total
Revenues from external customers	$21,780	$10,158	$71,186	$103,124
Intersegment revenues	4,797	—	340	5,137
Total segment revenues	$26,577	$10,158	$71,526	$108,261

	Year Ended December 31, 2019
	Biopharmaceuticals	Exemplar	Trans Ova	All Other	Total
Revenues from external customers	$6,259	$6,958	$68,672	$4,873	$86,762
Intersegment revenues	12,908	7	1,361	11	14,287
Total segment revenues	$19,167	$6,965	$70,033	$4,884	$101,049
The table below reconciles total segment revenues from reportable segments to total consolidated revenues:

	Year Ended December 31,
	2021	2020	2019
Total segment revenues from reportable segments	$105,939	$108,261	$96,165
Other revenues, including from other operating segments	—	54	9,064
Elimination of intersegment revenues	(2,066)	(5,137)	(14,507)
Total consolidated revenues	$103,873	$103,178	$90,722
Goodwill by reportable segment was as follows:

	Biopharmaceuticals	Exemplar	Trans Ova	Total
Goodwill
Balances at December 31, 2019	$17,449	$20,076	$16,594	$54,119
Foreign currency translation adjustments	244	—	—	244
Balances at December 31, 2020	17,693	20,076	16,594	54,363
Foreign currency translation adjustments	(215)	—	—	(215)
Balances at December 31, 2021	$17,478	$20,076	$16,594	$54,148

As of December 31, 2021 and 2020, the Company had $4,463 and $5,908, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $530, $595, and $1,401 for the years ended December 31, 2021, 2020, and 2019, respectively.
19. Defined Contribution Plans
The Company sponsors defined contribution plans covering employees who meet certain eligibility requirements. The Company makes contributions to the plans in accordance with terms specified in the plan agreement. The Company's contributions to the plans were $887, $873, and $1,186 for the years ended December 31, 2021, 2020, and 2019, respectively.