Form 10-Q
period 2022-03-31
PRECIGEN, INC.
filed 2022-05-09
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2022, 207,693,277 shares of common stock, no par value per share, were issued and outstanding.

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
You should read this Quarterly Report, the documents that we reference in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2021, the other reports we have filed with the Securities and Exchange Commission, or SEC, and the documents that we have filed as exhibits to our filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$40,321	$42,920
Short-term investments	71,821	72,240
Receivables
Trade, less allowance for credit losses of $4,631 and $4,288 as of March 31, 2022 and December 31, 2021, respectively	24,308	20,832
Related parties, less allowance for credit losses of $1,509 as of March 31, 2022 and December 31, 2021	15	73
Other	543	566
Inventory	12,730	13,261
Prepaid expenses and other	5,199	6,736
Total current assets	154,937	156,628
Long-term investments	29,914	48,562
Property, plant and equipment, net	33,583	34,315
Intangible assets, net	51,427	54,115
Goodwill	53,613	54,148
Right-of-use assets	10,963	10,900
Other assets	1,131	1,188
Total assets	$335,568	$359,856
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2022	December 31, 2021
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$4,415	$5,405
Accrued compensation and benefits	6,052	11,223
Other accrued liabilities	10,494	11,595
Deferred revenue	2,669	4,442
Current portion of long-term debt	355	402
Current portion of lease liabilities	1,590	1,551
Related party payables	26	27
Total current liabilities	25,601	34,645
Long-term debt, net of current portion	201,112	182,749
Deferred revenue, net of current portion, including $21,205 from related parties as of March 31, 2022 and December 31, 2021	23,023	23,023
Lease liabilities, net of current portion	9,508	9,502
Deferred tax liabilities	2,438	2,539
Other long-term liabilities	50	50
Total liabilities	261,732	252,508
Commitments and contingencies (Note 16)
Shareholders' equity
Common stock, no par value, 400,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 207,693,277 shares and 206,739,874 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,991,670	2,022,701
Accumulated deficit	(1,916,135)	(1,915,556)
Accumulated other comprehensive (loss) income	(1,699)	203
Total shareholders' equity	73,836	107,348
Total liabilities and shareholders' equity	$335,568	$359,856
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2022	2021
Revenues
Collaboration and licensing revenues	$—	$66
Product revenues	8,724	6,381
Service revenues	23,209	17,931
Other revenues	88	133
Total revenues	32,021	24,511
Operating Expenses
Cost of products	7,510	5,574
Cost of services	9,589	7,402
Research and development	12,760	10,521
Selling, general and administrative	19,576	18,702
Impairment of goodwill	482	—
Total operating expenses	49,917	42,199
Operating loss	(17,896)	(17,688)
Other Expense, Net
Interest expense	(2,069)	(4,539)
Interest income	434	392
Other income (expense), net	223	(58)
Total other expense, net	(1,412)	(4,205)
Equity in net loss of affiliates	(1)	(3)
Loss from continuing operations before income taxes	(19,309)	(21,896)
Income tax benefit	58	52
Loss from continuing operations	(19,251)	(21,844)
Income from discontinued operations, net of income taxes	—	4,526
Net loss	$(19,251)	$(17,318)
Net Loss per Share
Net loss from continuing operations per share, basic and diluted	$(0.10)	$(0.11)
Net income from discontinued operations per share, basic and diluted	—	0.02
Net loss per share, basic and diluted	$(0.10)	$(0.09)
Weighted average shares outstanding, basic and diluted	199,629,218	193,499,546
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Net loss	$(19,251)	$(17,318)
Other comprehensive loss:
Unrealized loss on investments	(802)	(48)
Loss on foreign currency translation adjustments	(1,100)	(2,203)
Comprehensive loss	$(21,153)	$(19,569)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2021	206,739,874	$—	$2,022,701	$203	$(1,915,556)	$107,348
Cumulative effect of adoption of ASU 2020-06	—	—	(36,868)	—	18,672	(18,196)
Stock-based compensation expense	—	—	3,562	—	—	3,562
Shares issued upon vesting of restricted stock units and for exercises of stock options	354,089	—	1	—	—	1
Shares issued for accrued compensation	315,327	—	1,698	—	—	1,698
Shares issued as payment for services	283,987	—	576	—	—	576
Net loss	—	—	—	—	(19,251)	(19,251)
Other comprehensive loss	—	—	—	(1,902)	—	(1,902)
Balances at March 31, 2022	207,693,277	$—	$1,991,670	$(1,699)	$(1,916,135)	$73,836

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2020	187,663,207	$—	$1,886,567	$3,997	$(1,823,390)	$67,174
Stock-based compensation expense	—	—	5,415	—	—	5,415
Shares issued upon vesting of restricted stock units and for exercises of stock options	1,426,157	—	153	—	—	153
Shares issued as payment for services	74,771	—	577	—	—	577
Shares issued in public offerings, net of issuance costs	17,250,000	—	121,045	—	—	121,045
Net loss	—	—	—	—	(17,318)	(17,318)
Other comprehensive loss	—	—	—	(2,251)	—	(2,251)
Balances at March 31, 2021	206,414,135	$—	$2,013,757	$1,746	$(1,840,708)	$174,795
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(19,251)	$(17,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,292	3,523
Loss (gain) on disposals of assets, net	125	(343)
Impairment of goodwill	482	—
Amortization of premiums on investments, net	265	57
Equity in net loss of affiliates	1	3
Stock-based compensation expense	3,562	5,415
Shares issued as payment for services	576	577
Provision for credit losses	334	162
Accretion of debt discount and amortization of deferred financing costs	284	2,751
Deferred income taxes	(58)	(56)
Noncash gain on termination of operating leases	—	(4,602)
Other noncash items	—	1
Changes in operating assets and liabilities:
Receivables:
Trade	(3,696)	(4,949)
Related parties	58	7
Other	21	(279)
Inventory	531	721
Prepaid expenses and other	1,571	844
Other assets	42	95
Accounts payable	(588)	(189)
Accrued compensation and benefits	(3,462)	(1,893)
Other accrued liabilities	(1,086)	(2,216)
Deferred revenue	(1,767)	1,054
Lease liabilities	(18)	218
Related party payables	(1)	33
Net cash used in operating activities	(18,783)	(16,384)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Cash flows from investing activities
Purchases of investments	$—	$(174,221)
Sales and maturities of investments	18,000	40,500
Purchases of property, plant and equipment	(1,579)	(1,014)
Proceeds from sale of assets	147	1,944
Proceeds from repayment of notes receivable	—	3,689
Net cash provided by (used in) investing activities	16,568	(129,102)
Cash flows from financing activities
Proceeds from issuance of shares, net of issuance costs	—	121,045
Payments of long-term debt	(164)	(116)
Proceeds from stock option exercises	1	111
Net cash (used in) provided by financing activities	(163)	121,040
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(230)	(11)
Net decrease in cash, cash equivalents, and restricted cash	(2,608)	(24,457)
Cash, cash equivalents, and restricted cash
Beginning of period	43,343	52,250
End of period	$40,735	$27,793
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,535	$3,539
Cash paid during the period for income taxes	—	4
Significant noncash activities
Accrued compensation paid in equity awards	$1,698	$—
Purchases of property and equipment included in accounts payable and other accrued liabilities	251	255
Proceeds from sale of assets included in accounts receivable	132	23
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of March 31, 2022 and December 31, 2021 as shown above:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$40,321	$42,920
Restricted cash included in other assets	414	423
Cash, cash equivalents, and restricted cash	$40,735	$43,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except share and per share data)
1. Organization
Precigen, Inc. ("Precigen"), a Virginia corporation, is a synthetic biology company with an increasing focus on its discovery and clinical stage activities to advance the next generation of gene and cellular therapies to target the most urgent and intractable challenges in immuno-oncology, autoimmune disorders, and infectious diseases. Precigen operates through the following subsidiaries:
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of March 31, 2022 and results of operations and cash flows for the interim periods ended March 31, 2022 and 2021. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

The accompanying condensed consolidated financial statements reflect the operations of Precigen and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity
Management believes that existing liquid assets as of March 31, 2022 will allow the Company to continue its operations for at least a year from the issuance date of these condensed consolidated financial statements. These condensed consolidated financial statements are presented in United States dollars. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of therapeutic product candidates. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development, and clinical manufacturing of its and its collaborators' therapeutic product candidates. Additionally, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2022, the Company incurred a net loss of $19,251 and, as of March 31, 2022, had an accumulated deficit of $1,916,135. Management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. In the absence of a significant source of recurring revenue, the Company's long-term success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development (which could occur through debt or equity issuances, sales or partnerships of non-core assets, corroborations or licensing of core or non-core assets, or other transactions), adequately satisfy or renegotiate long-term debt obligations, obtain regulatory approval of its therapeutic product candidates, successfully commercialize its therapeutic product candidates, generate revenue, meet its obligations and, ultimately, attain profitable operations.
Risks and Uncertainties
COVID-19 has had and continues to have an extensive impact on the global health and economic environments. Furthermore, there is uncertainty regarding the duration and severity of the ongoing pandemic, and the Company could experience delays or other pandemic-related events that may adversely impact the Company's clinical as well as preclinical pipeline candidates in the future.
The Company is closely monitoring the impact of COVID-19 on all aspects of its businesses. Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on the Company's ongoing business, results of operations, and overall financial performance in future periods cannot be reasonably estimated at this time, and it could have a material adverse effect on the Company's results of operations, cash flows, and financial position, including resulting impairments to goodwill and long-lived assets and additional credit losses.
See Note 3 for further discussion of the impact of COVID-19 on MBP Titan.
Equity Method Investments
The Company accounts for its investments in each of its joint ventures ("JVs") using the equity method of accounting based upon relative ownership interest. See additional discussion related to certain of the Company's JVs in Note 4.
Variable Interest Entities
As of March 31, 2022 and December 31, 2021, the Company determined that its JVs were variable interest entities ("VIEs"). The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. As of March 31, 2022 and December 31, 2021, the Company had no risk of loss related to the identified VIEs. See Note 4 for discussion of the Company's future funding commitments for its significant JVs.
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
The following potentially dilutive securities as of March 31, 2022 and 2021, have been excluded from the above computations of diluted weighted average shares outstanding for the three months then ended as they would have been anti-dilutive:

	March 31,
	2022	2021
Convertible debt	11,732,440	11,732,440
Options	16,034,553	11,451,614
Restricted stock units	1,185,205	790,364
Warrants	121,888	133,264
Total	29,074,086	24,107,682
Segment Information
The Company's chief operating decision maker ("CODM") regularly reviews disaggregated financial information for various operating segments. Starting in 2021, the financial information regularly reviewed by the CODM was revised and the operating segments, which were determined to be operating and reportable segments, were (i) Biopharmaceuticals, (ii) Exemplar, and (iii) Trans Ova. The Biopharmaceuticals reportable segment is primarily comprised of the Company's legal entities of PGEN Therapeutics and ActoBio. All of Precigen's consolidated subsidiaries and operating divisions that did not meet the quantitative thresholds to report separately are combined and reported in a single category, All Other. See Note 1 for a description of PGEN Therapeutics, ActoBio, Exemplar, and Trans Ova. Corporate expenses, which are not allocated to the segments and are managed at a consolidated level, include costs associated with general and administrative functions, including the Company's finance, accounting, legal, human resources, information technology, corporate communication, and investor relations functions. Corporate expenses exclude interest expense, depreciation and amortization, gain or loss on disposals of assets, stock-based compensation expense, loss on settlement agreement, and equity in net loss of affiliates and include unrealized and realized gains and losses on the Company's securities portfolio as well as dividend income. See Note 18 for further discussion of the Company's segments.
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
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments.
We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition method, which resulted in an increase to our reported long-term debt outstanding, net of current portion, of $18,196, a decrease to our additional paid-in capital of $36,868, and a corresponding cumulative-effect reduction to our opening accumulated deficit of $18,672. The adoption of ASU 2020-06 is expected to reduce non-cash interest expense related to existing convertible debt outstanding by approximately $11,800 for the year ending December 31, 2022, and did not have an impact on our consolidated cash flows. The use of the if-converted method did not have an impact on our overall earnings per share calculation.

Recently Issued Accounting Pronouncements Not Yet Adopted
There are no accounting standards which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
3. Discontinued Operations
Where applicable, the notes to the accompanying condensed consolidated financial statements have been updated to reflect information pertaining to the Company's continuing operations based on the discontinued operations summarized below.
MBP Titan
As a result of market uncertainty driven by the COVID-19 pandemic and the state of the energy sector raising significant challenges for the strategic alternatives pursued by MBP Titan, beginning in the second quarter of 2020 and throughout the remainder of 2020, the Company suspended MBP Titan's operations, preserved certain of MBP Titan's intellectual property, terminated all of its personnel, and undertook steps to dispose of its other assets and obligations. The wind down of MBP Titan's activities was substantially completed by December 31, 2020, with the final disposition of certain property and equipment and the facility operating lease occurring in January 2021. This discontinuation of operations represented the continuation of a strategic shift to becoming a primarily healthcare company advancing technologies and products that address complex healthcare challenges that the Company commenced in 2020. The assets, liabilities, and expenses related to the discontinued operations of MBP Titan are reclassified and presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods.
The January 2021 sale of property and equipment resulted in a gain on disposal of assets of $464, which is included in income from discontinued operations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2021. In January 2021, the Company executed termination and recapture agreements with the landlord of the leased facility used in MBP Titan's operations, thereby relieving the Company of all of its obligations related to the facility that were originally due to expire in July 2025. This lease termination resulted in a gain of $4,602, which is also included in income from discontinued operations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2021.
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
There were no discontinued operations related to MBP Titan for the three months ended March 31, 2022. The following table presents the financial results of discontinued operations related to MBP Titan for the three months ended March 31, 2021:

Three Months Ended March 31,
2021
Operating gains	$4,526
Operating income	4,526
Income before income taxes	4,526
Income from discontinued operations	$4,526

The following table presents the significant noncash items, purchases of property, plant and equipment, and proceeds from sales of assets for the discontinued operations related to MBP Titan for the three months ended March 31, 2021 that are included in the accompanying condensed consolidated statements of cash flows.

Three Months Ended March 31,
2021
Adjustments to reconcile net loss to net cash used in operating activities
Gain on disposals of assets, net	$(464)
Noncash gain on termination of leases	(4,602)
Cash flows from investing activities
Proceeds from sales of assets	1,083

4. Investments in Joint Ventures
Intrexon Energy Partners
In 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, LLC ("Third Security"), entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners, a JV formed to optimize and scale-up the Company's MBP technology for the production of certain fuels and lubricants. The Company also entered into an exclusive channel collaboration ("ECC") with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion for the production of certain fuels and lubricants, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Precigen committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of March 31, 2022, the Company's remaining commitment was $4,225. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board, which has five members. Two members of the Intrexon Energy Partners Board are designated by the Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(429) and $(428) as of March 31, 2022 and December 31, 2021, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets, which represents the Company's equity in losses for contractually committed contributions to Intrexon Energy Partners.
See Note 3 and 16 for additional discussion regarding the Company's investment in Intrexon Energy Partners.
Intrexon Energy Partners II
In 2015, the Company and certain investors (the "IEPII Investors"), entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners II, a JV formed to utilize the Company's MBP technology for the production of 1,4-butanediol, an industrial chemical used to manufacture spandex, polyurethane, plastics, and polyester. The Company also entered into an ECC with Intrexon Energy Partners II that provides exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $18,000 while retaining a 50% membership interest in Intrexon Energy Partners II. The IEPII Investors made initial capital contributions, totaling $18,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners II totaling 50%. In December 2015, the owners of Intrexon Energy Partners II made a capital contribution of $4,000, half of which was paid by the Company. Precigen committed to make additional capital contributions of up to $10,000, and the IEPII Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners II, committed to make additional capital contributions of up to $10,000, at the request of Intrexon Energy Partners II's board of managers (the "Intrexon Energy Partners II Board") and subject to certain limitations. As of March 31, 2022, the Company's remaining commitment was $10,000. Intrexon Energy Partners II is governed by the Intrexon Energy Partners II Board, which has five members. One member of the Intrexon Energy Partners II Board is designated by the Company and four members are designated by a majority of the IEPII Investors. The Company and the IEPII Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners II Board.
The Company's investment in Intrexon Energy Partners II was $(435) as of March 31, 2022 and December 31, 2021, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets, which represents the Company's equity in losses for contractually committed contributions to Intrexon Energy Partners II.
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
The following table summarizes the amounts recorded as revenue in the condensed consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Castle Creek Biosciences, Inc.	$—	$59
Other	—	7
Total (1)	$—	$66
(1)Collaboration and licensing revenues include the recognition of $0 and $66 for the three months ended March 31, 2022 and 2021, respectively, associated with upfront and milestone payments which were previously deferred.
There have been no significant changes to the agreements with our collaborators and licensees in the three months ended March 31, 2022.

Deferred Revenue
Deferred revenue primarily consists of upfront and milestone consideration received for the Company's collaboration and licensing agreements. Revenue is recognized as services are performed. The arrangements classified as long-term (of which $21,205 is related to agreements with Intrexon Energy Partners L.L.C. and Intrexon Energy Partners II, L.L.C.) are not active while the respective counterparties evaluate the status of the project and its desired future development activities since the Company cannot reasonably estimate the amount of service to be performed over the next year.
Deferred revenue consisted of the following:

	March 31, 2022	December 31, 2021
Collaboration and licensing agreements	$23,023	$23,023
Prepaid product and service revenues	2,511	4,229
Other	158	213
Total	$25,692	$27,465
Current portion of deferred revenue	$2,669	$4,442
Long-term portion of deferred revenue	23,023	23,023
Total	$25,692	$27,465

6. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of March 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$102,771	$—	$(1,133)	$101,638
Certificates of deposit	97	—	—	97
Total	$102,868	$—	$(1,133)	$101,735
The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$121,036	$—	$(331)	$120,705
Certificates of deposit	97	—	—	97
Total	$121,133	$—	$(331)	$120,802
The estimated fair value of available-for-sale investments classified by their contractual maturities as of March 31, 2022 was:

Due within one year	$71,821
After one year through two years	29,914
Total	$101,735
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. We do not intend to sell these investments and nor is it more likely than not that the Company will be required to sell these investments, prior to maturity or recovery of amortized cost.

7. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
Assets
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of March 31, 2022:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2022
Assets
U.S. government debt securities	$—	$101,638	$—	$101,638
Certificates of deposit	—	97	—	97
Total	$—	$101,735	$—	$101,735
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of December 31, 2021:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2021
Assets
U.S. government debt securities	$—	$120,705	$—	$120,705
Certificates of deposit	—	97	—	97
Total	$—	$120,802	$—	$120,802
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
The calculated fair value of the Convertible Notes (Note 11) was approximately $164,000 and $160,000 as of March 31, 2022 and December 31, 2021, respectively, and is based on the recent third-party trades of the instrument as of the balance sheet date. The fair value of the Convertible Notes is classified as Level 2 within the fair value hierarchy as there is not an active market for the Convertible Notes, however, third-party trades of the instrument are considered observable inputs. The Convertible Notes are reflected on the accompanying condensed consolidated balance sheets at amortized cost, which was $198,362 and $179,882 as of March 31, 2022 and December 31, 2021, respectively (see Note 2 regarding adoption of ASU 2020-06 on January 1, 2022).

8. Inventory
Inventory consists of the following:

	March 31, 2022	December 31, 2021
Supplies, embryos and other production materials	$2,931	$2,588
Work in process	2,539	2,564
Livestock	5,918	6,310
Feed	1,342	1,799
Total inventory	$12,730	$13,261
9. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	March 31, 2022	December 31, 2021
Land and land improvements	$11,118	$11,118
Buildings and building improvements	12,903	12,896
Furniture and fixtures	1,193	1,162
Equipment	34,304	33,584
Leasehold improvements	4,822	4,822
Breeding stock	953	1,000
Computer hardware and software	5,169	5,131
Construction and other assets in progress	3,596	3,824
	74,058	73,537
Less: Accumulated depreciation and amortization	(40,475)	(39,222)
Property, plant and equipment, net	$33,583	$34,315
Depreciation expense was $1,483 and $1,593 for the three months ended March 31, 2022 and 2021, respectively.
10. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the three months ended March 31, 2022 were as follows:

Balance at December 31, 2021	$54,148
Impairment	(482)
Foreign currency translation adjustments	(53)
Balance at March 31, 2022	$53,613
The Company recorded $482 of goodwill impairment related to the total goodwill assigned to one reporting unit within the biopharmaceutical segment during the first quarter of 2022.
The Company had $44,125 and $43,643 of cumulative impairment losses as of March 31, 2022 and December 31, 2021, respectively.

Intangible assets consist of the following as of March 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$90,000	$(39,595)	$50,405
Customer relationships	10,850	(10,480)	370
Trademarks	5,900	(5,248)	652
Total	$106,750	$(55,323)	$51,427
Intangible assets consist of the following as of December 31, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$91,373	$(38,630)	$52,743
Customer relationships	10,850	(10,252)	598
Trademarks	5,900	(5,126)	774
Total	$108,123	$(54,008)	$54,115
Amortization expense was $1,809 and $1,930 for the three months ended March 31, 2022 and 2021, respectively.
11. Lines of Credit and Long-Term Debt
Lines of Credit
Trans Ova had a $5,000 revolving line of credit with First National Bank of Omaha that matured on April 1, 2022. The line of credit bore interest at the greater of the U.S. Prime Rate or 3.00%, and the actual rate was 3.50% as of March 31, 2022. As of March 31, 2022 and December 31, 2021, there was no outstanding balance. The amount available under the line of credit was based on eligible accounts receivable and inventory up to the maximum principal amount and was $5,000 as of March 31, 2022.
Exemplar has a $700 revolving line of credit with American State Bank that matures on October 31, 2022. As of March 31, 2022, the line of credit bore interest at a stated rate of 4.00% per annum. As of March 31, 2022 and December 31, 2021, there was no outstanding balance.
Long-Term Debt
Long-term debt consists of the following:

	March 31, 2022	December 31, 2021
Convertible debt (1)	$198,362	$179,882
Notes payable	3,105	3,217
Other	—	52
Long-term debt	201,467	183,151
Less current portion	355	402
Long-term debt, less current portion	$201,112	$182,749

(1)See Note 2 regarding adoption of ASU 2020-06 as of January 1, 2022.
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
None of the above events allowing for conversion prior to April 1, 2023 occurred during the three months ended March 31, 2022. On or after April 1, 2023 until June 30, 2023, holders may convert their Convertible Notes at any time. Precigen may not redeem the Convertible Notes prior to the maturity date.
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

As described in Note 2, the Company adopted ASU 2020-06 on January 1, 2022. Pursuant to ASU 2020-06, the equity components of the Convertible Notes separated from the debt components as required under the cash conversion model is required to be recombined into the Convertible Notes as a single instrument upon the adoption of ASU 2020-06. The

Convertible Notes shall be accounted for as if the conversion option had not been separated. As the Company elected the modified retrospective approach, the difference between the accounting under the cash conversion model and new model after the adoption of ASU 2020-06 (i.e., the single debt instrument with no separation) was recorded as an adjustment on the adoption date (i.e., January 1, 2022) through accumulated deficit. Tax accounting consequences of the adoption also required the reversal of the previously reported deferred tax benefit on the date of adoption.

Adoption of ASU 2020-06 resulted in an increase to long-term debt outstanding, net of current portion, of $18,196, a decrease to additional paid-in capital of $36,868, and a decrease to accumulated deficit of $18,672. Interest expense recognized on the convertible notes in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.

As of March 31, 2022, the outstanding principal balance on the Convertible Notes was $200,000 and the carrying value of long-term debt was $198,362. The effective interest rate on the Convertible Notes, including amortization of the long-term debt discount and debt issuance costs, is 4.25%. As of March 31, 2022, the unamortized long-term debt discount and debt issuance costs totaled $1,638.
The components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended March 31,
	2022	2021
Cash interest expense	$1,750	$1,750
Non-cash interest expense	284	2,751
Total interest expense	$2,034	$4,501
Accrued interest of $1,750 is included in other accrued liabilities on the accompanying condensed consolidated balance sheet as of March 31, 2022.
Notes Payable
Trans Ova has a note payable that matures in April 2033 and had an outstanding principal balance of $3,105 as of March 31, 2022. Trans Ova pays monthly installments of $39, which includes interest at 3.95%. The note payable is collateralized by certain of Trans Ova's real estate and non-real estate assets.
Future Maturities
Future maturities of long-term debt as of March 31, 2022 are as follows:

2022	$265
2023	200,365
2024	380
2025	395
2026	411
2027	428
Thereafter	861
Total	$203,105
12. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company's annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. The Company has U.S. taxable loss of approximately $5,300 and $40,400 for the three months ended March 31, 2022 and 2021, respectively. The following table presents the components of income tax benefit from continuing operations.

	Three Months Ended March 31,
	2022	2021
Current foreign income tax expense from continuing operations	$—	$4
Deferred income tax benefit from continuing operations	(58)	(56)
Total income tax benefit from continuing operations	$(58)	$(52)
The Company's net deferred tax assets, excluding certain deferred tax liabilities totaling $2,438, are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's losses and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
As of March 31, 2022, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $861,000 available to offset future taxable income, including approximately $609,000 generated after 2017, U.S. capital loss carryforwards of approximately $212,500, and federal and state research and development tax credits of approximately $11,300, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. Net operating loss carryforwards generated prior to 2018 have begun to expire in 2022, and capital loss carryforwards will expire if unutilized beginning in 2024. As of March 31, 2022, the Company's foreign subsidiaries have foreign loss carryforwards of approximately $74,200, most of which do not expire.
13. Shareholders' Equity
Issuances of Precigen Common Stock
In January 2021, the Company closed a public offering of 17,250,000 shares of its common stock, resulting in net proceeds of $121,045, after deducting underwriting discounts and of capitalized offering expenses.
See Note 11 for discussion regarding conversion features of the convertible notes.
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

Components of Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income are as follows:

	March 31, 2022	December 31, 2021
Unrealized loss on investments	$(1,133)	$(331)
Income (loss) on foreign currency translation adjustments	(566)	534
Total accumulated other comprehensive (loss) income	$(1,699)	$203
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

	Three Months Ended March 31,
	2022	2021
Cost of products	$8	$9
Cost of services	31	65
Research and development	548	1,038
Selling, general and administrative	2,975	4,303
Total	$3,562	$5,415
Precigen Stock Option Plans
In April 2008, Precigen adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Precigen's board of directors granted share-based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of March 31, 2022, there were 14,843 stock options outstanding under the 2008 Plan.
Precigen adopted the 2013 Plan for employees and nonemployees pursuant to which Precigen's board of directors may grant share-based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective in August 2013, and as of March 31, 2022, there were 27,000,000 shares authorized for issuance under the 2013 Plan, of which 14,121,502 stock options and 569,445 RSUs were outstanding and 2,085,537 shares were available for grant. In April 2022, Precigen's board of directors approved, subject to shareholder approval at Precigen's annual meeting in June 2022, an increase of 10,000,000 shares of common stock to be reserved for issuance under the 2013 Plan.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of March 31, 2022, there were 5,000,000 shares authorized for issuance under the 2019 Plan, of which 1,898,208 stock options and 615,760 RSUs were outstanding and 243,025 shares were available for grant. In April 2022, Precigen's board of directors approved, subject to shareholder approval at Precigen's annual meeting in June 2022, an increase of 7,000,000 shares of common stock to be reserved for issuance under the 2019 Plan.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2021	12,260,187	$14.06	6.79
Granted	4,009,390	2.27
Exercised	(375)	2.28
Forfeited	(210,613)	5.63
Expired	(24,036)	11.85
Balances at March 31, 2022	16,034,553	11.22	7.31
Exercisable at March 31, 2022	8,937,195	14.85	5.99
RSU activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2021	468,481	$8.47	0.33
Granted	1,387,831	2.12
Vested	(669,041)	5.71
Forfeited	(2,066)	7.26
Balances at March 31, 2022	1,185,205	2.60	0.59
Precigen currently uses authorized and unissued shares to satisfy share award exercises.
The Company's Executive Chairman ("Executive Chairman"), who previously served as an employee and executive officer until September 24, 2020, received a base salary of $200 per month through March 31, 2020, payable in fully-vested shares of Precigen common stock with such shares subject to a three-year lock-up on resale. In September 2020, the Company's board of directors, upon the recommendation of the compensation committee of the board, approved a new compensation arrangement for the Executive Chairman consisting of (i) an annual retainer of $100 payable in cash or, at the Executive Chairman's election, shares of Precigen common stock; (ii) an annual grant of fully vested stock options having a grant date fair value of $250; and (iii) an annual grant of RSUs having a grant date fair value of $250 vesting over one year. The new compensation arrangement began in calendar year 2021 and was prorated for the nine months of 2020 not covered by the Executive Chairman's previous compensation arrangement discussed above. Expense associated with the arrangements above is included in selling, general, and administrative expenses in the Company's condensed consolidated statements of operations and totaled $433 and $400 for the three months ended March 31, 2022 and 2021.
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

The components of lease costs were as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$729	$839
Short-term lease costs	463	506
Variable lease costs	117	230
Lease costs	$1,309	$1,575
As of March 31, 2022, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2022	$2,117
2023	2,519
2024	2,528
2025	2,259
2026	1,778
2027	1,345
Thereafter	3,292
Total	15,838
Present value adjustment	(4,740)
Total	$11,098
Current portion of operating lease liabilities	$1,590
Long-term portion of operating lease liabilities	9,508
Total	$11,098
Other information related to operating leases in continuing operations was as follows:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (years)	6.30	6.65
Weighted average discount rate	10.99%	10.99%

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$744	$1,005
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	556	55
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

XY filed a second lawsuit in December 2016, alleging infringement of seven additional patents. Two of those patents were later invalidated in different proceedings and dismissed from the lawsuit. A third patent was settled out of the case in April 2022. There are thus currently four patents remaining in the case. Of these, one patent expired on May 9, 2021, and another expires on May 21, 2022. As for the last two patents, Trans Ova has stopped practicing the technologies claimed therein. The Company expects a trial to occur sometime in 2023. While Trans Ova is confident in its claims and defenses, litigation is uncertain and there is a possibility that the Trans Ova is found liable and ordered to pay damages for past infringement. In the interim, Trans Ova shall continue to operate its business otherwise unaffected by the litigation.
In September 2020, the Company reached a final settlement with the Securities and Exchange Commission ("SEC") with respect to an investigation concerning the Company's disclosures regarding its MBP program in the first three quarters of 2017. Under the terms of the settlement, the Company, without admitting or denying the allegations of the SEC, consented to the entry of an administrative order requiring that the Company: (i) cease and desist from committing or causing any violations and future violations under Section 13(a) of the Securities Exchange Act of 1934, as amended, and Rules 13a-11 and 12b-20 promulgated thereunder; and (ii) pay a $2,500 civil money penalty to the SEC (which was paid in September 2020).
In October 2020, several shareholder class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of certain purchasers of the Company's common stock. The complaints name as defendants the Company and certain of its current and former officers. The plaintiffs' claims track the allegations in the SEC's administrative order described above but challenge disclosures about the MBP program through September 2020, i.e., the date of the SEC administrative order. The plaintiffs seek compensatory damages, interest, and an award of reasonable attorneys' fees and costs. In April 2021, the court granted an order consolidating the claims and appointed a lead plaintiff and lead counsel in the case, captioned Abailla v. Precigen, Inc., F/K/A Intrexon Corp., et al. In May 2021, the lead plaintiff filed an amended complaint. The defendants moved to dismiss that complaint. In September 2021, the court issued an order mooting the defendants' motion to dismiss in light of the lead plaintiff's stated intent to file a second amended complaint in response to the motion to dismiss. On September 27, 2021, the lead plaintiff filed a second amended complaint. On April 7, 2022, at a hearing on the Company’s motion, the Court indicated that the second amended complaint would be dismissed with leave to amend. Plaintiffs’ counsel indicated a new complaint would be filed. The defendants intend to move to dismiss that complaint.
In December 2020, a derivative shareholder action, captioned Edward D. Wright, derivatively on behalf of Precigen, Inc. F/K/A Intrexon Corp. v. Alvarez et al, was filed in the Circuit Court for Fairfax County in Virginia on behalf of Precigen, Inc. asserting similar claims under state law against Precigen's current directors and certain officers. The plaintiff seeks damages, forfeiture of benefits received by defendants, and an award of reasonable attorneys' fees and costs. The case was stayed by an order entered on June 14, 2021. On September 24, 2021, an individual shareholder filed a lawsuit in the Circuit Court for Henrico County styled Kent v. Precigen, Inc., Case CL21-6349. The Kent action demands inspection of certain books and records of the Company pursuant to Virginia statutory and common law. On April 1, 2022, the court denied the demurrer and referred the matter to a hearing on the merits. The Company is evaluating how best to proceed.
The Company intends to defend the lawsuits vigorously; however, there can be no assurances regarding the ultimate outcome of these lawsuits.
The Company has previously entered into strategic collaborations, including ECCs and JVs, to fund and develop products enabled by its technologies. These relationships involve complex interests, and the Company's interests may diverge with those of its collaborators, which can occur as a result of operations under those collaborations, business or technological developments, or as the Company transitions away from, or terminates, certain strategic collaborations. The Company has had, and has, disagreements and disputes with certain collaborators and JV partners, including the IEP Investors and the IEPII Investors. While the Company believes it is entitled to payment for work performed per its collaborations and JVs, consistent with its policy for accounting for accounts receivable, in 2019, the Company has fully reserved the amount of any disputed accounts receivable that remained outstanding.
On December 29, 2021, the Company received a letter from a group of investors in each of Intrexon Energy Partners and Intrexon Energy Partners II, purporting to refer certain issues to arbitration pursuant to the arbitration provisions of the Amended and Restated Limited Liability Company Agreements of Intrexon Energy Partners and Intrexon Energy Partners II (the “Arbitration Matters”). On January 25, 2022, the Company filed a petition in the Court of Chancery for the State of Delaware seeking to enjoin the arbitration proceeding. In March 2022, the Court of Chancery for the State of Delaware determined that arbitration should proceed. The structure of the arbitration requires each party to propose terms for resolution of each matter and the arbitration panel will be required to award one of the two proposals for each matter without compromise. The Company has proposed terms that the Company would acquire the membership interests of the IEP Investors in exchange of $5,000, and the membership interests of the IEPII Investors in exchange of $2,000. The investor group has proposed terms that the Company would acquire the membership interests of each individual investor in exchange of $34,000 for the membership interests of the IEP Investors and $12,000 for the membership interests of the IEPII Investors, representing the purchase price of their original investments, as well as, in addition, accrued interest from the date of their original investments, which approximates $18,000 for the IEP Investors and $6,000 for the IEPII Investors. The Company expects the arbitration will be concluded in the second quarter of 2022. While the Company believes the investor groups’ claims are without merit, there can be no assurance that the panel will award the Company’s proposal and will not award the investors’ proposal with respect to either of the Arbitration Matters. In addition, as disclosed in Note 5, as of March 31, 2022, the Company has a deferred revenue liability of $21,205 related to consideration previously received from Intrexon Energy Partners and Intrexon Energy Partners II that will be re-evaluated upon conclusion of the Arbitration Matters.
Such disagreements and disputes result in management distraction and may result in further litigation, arbitration, unfavorable settlements, or concessions by the Company, or adverse regulatory action, any of which could harm the Company's business or operations.
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2022, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
The Company's Executive Chairman is also the Senior Managing Director and Chairman of Third Security and owns 100% of the equity interests of Third Security. The Company had an agreement with Third Security under which the Company reimbursed Third Security for certain tax-related services performed by Third Security as requested by the Company. The Company also reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf. The agreement with Third Security expired on December 31, 2021. As the Company evaluates its alternatives, it continues to utilize these services on a limited basis under the terms of the original agreement. The total expenses incurred by the Company under these arrangements were $26 and $41 for the three months ended March 31, 2022 and 2021, respectively.
See also Note 14 regarding compensation arrangements between the Company and its Executive Chairman.
Through November 2021, the Company also subleased certain administrative offices to Third Security. The significant terms of the lease mirrored the terms of the Company's lease with the landlord, and the Company recorded sublease income of $20 for the three months ended March 31, 2021.
See Notes 1, 3, and 13 regarding additional transactions with affiliates of Third Security.
18. Segments
The Company's CODM assesses the operating performance of and allocates resources for several operating segments using Segment Adjusted EBITDA as a basis. Management believes this financial metric is a key indicator of operating results since it excludes noncash revenues and expenses that are not reflective of the underlying business performance of an individual enterprise. The Company defines Segment Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net loss of affiliates, and (x) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates, but includes proceeds from the sale of assets in the period sold.
Because the Company uses Segment Adjusted EBITDA as its primary measure of segment performance, it has included this measure in its discussion of segment operating results. The Company has also disclosed revenues from external customers and intersegment revenues for each reportable segment. Corporate expenses are not allocated to the segments and are managed at a consolidated level. The CODM does not use total assets by segment to evaluate segment performance or allocate resources, and accordingly, these amounts are not required to be disclosed. The Company's segment presentation excludes amounts related to the operations of MBP Titan which are reported as discontinued operations (Note 3).
For the three months ended March 31, 2022, the Company's reportable segments were (i) Biopharmaceuticals, (ii) Exemplar, and (iii) Trans Ova. These identified reportable segments met the quantitative thresholds to be reported separately for the three months ended March 31, 2022. See Note 2 for a description of Biopharmaceuticals. See Note 1 for a description of Exemplar and Trans Ova.

Segment Adjusted EBITDA by reportable segment was as follows:

	Three Months Ended March 31,
	2022	2021
Biopharmaceuticals	$(11,620)	$(8,854)
Exemplar	3,558	1,806
Trans Ova	5,397	6,421
Segment Adjusted EBITDA for reportable segments	$(2,665)	$(627)
The table below reconciles Segment Adjusted EBITDA for reportable segments to consolidated net loss from continuing operations before income taxes:

	Three Months Ended March 31,
	2022	2021
Segment Adjusted EBITDA for reportable segments	$(2,665)	$(627)
Remove cash paid for capital expenditures, net of proceeds from sale of assets, and cash paid for investments in affiliates	1,314	597
Add recognition of previously deferred revenue associated with upfront and milestone payments	1,446	307
Other expenses:
Interest expense	(2,069)	(4,539)
Depreciation and amortization	(3,292)	(3,523)
Loss on disposals of assets	(125)	(121)
Impairment losses	(482)	—
Stock-based compensation expense	(3,562)	(5,415)
Adjustment related to accrued bonuses paid in equity awards	1,698	—
Equity in net loss of affiliates	(1)	(3)
Other	—	(7)
Unallocated corporate costs	(10,060)	(8,194)
Eliminations	(1,511)	(371)
Consolidated net loss from continuing operations before income taxes	$(19,309)	$(21,896)
Revenues by reportable segment were as follows:

	Three Months Ended March 31, 2022
	Biopharmaceuticals	Exemplar	Trans Ova	Total
Revenues from external customers	$84	$5,429	$26,508	$32,021
Intersegment revenues	1,446	—	147	1,593
Total segment revenues	$1,530	$5,429	$26,655	$33,614

	Three Months Ended March 31, 2021
	Biopharmaceuticals	Exemplar	Trans Ova	Total
Revenues from external customers	$178	$3,257	$21,076	$24,511
Intersegment revenues	241	—	107	348
Total segment revenues	$419	$3,257	$21,183	$24,859

The table below reconciles total segment revenues from reportable segments to total consolidated revenues:

	Three Months Ended March 31,
	2022	2021
Total segment revenues from reportable segments	$33,614	$24,859
Elimination of intersegment revenues	(1,593)	(348)
Total consolidated revenues	$32,021	$24,511

For the three months ended March 31, 2022 and 2021,13.0% and 8.4%, respectively, of total consolidated revenue was attributable to one customer in the Exemplar segment.
As of March 31, 2022 and December 31, 2021, the Company had $4,148 and $4,463, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $205 and $99 for the three months ended March 31, 2022 and 2021, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2021, or Annual Report.
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

We are actively advancing our lead clinical programs, including: PRGN-3005 and PRGN-3006, which are built on our UltraCAR-T platform; and PRGN-2009 and PRGN-2012, which are based on our AdenoVerse immunotherapy platform. In addition, we have completed a Phase 1b/2a study of AG019, which is built on our ActoBiotics platform. We also have a robust pipeline of preclinical programs that we are pursuing in order to drive long-term value creation.

We have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies. UltraPorator has received U.S. Food and Drug Administration, or FDA, clearance for manufacturing UltraCAR-T cells in clinical trials, and since November 2020, we have been dosing patients with UltraCAR-T cells manufactured with UltraPorator in our PRGN-3005 and PRGN-3006 clinical trials.

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

The most advanced programs within PGEN Therapeutics are as follows:

PRGN-3005 is a first-in-class, investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to simultaneously express a CAR targeting the unshed portion of the Mucin 16 antigen, mbIL15, and kill switch genes. PRGN-3005 is currently being evaluated in a Phase 1/1b clinical trial for the treatment of advanced, recurrent platinum-resistant ovarian , fallopian tube, or primary peritoneal cancer. In January 2022, we announced the completion of enrollment in the dose escalation phase of both IP and IV arms without lymphodepletion in the ongoing Phase 1 clinical trial. We have received FDA clearance to incorporate lymphodepletion at Dose Level 3 of the IV arm.

PRGN-3006 is a first-in-class, investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to express a CAR to target CD33 (Siglec-3), mbIL15 and a kill switch gene. PRGN-3006 is currently being evaluated in a Phase 1/1b clinical trial for the treatment of relapsed or refractory, or r/r, acute myeloid leukemia, or AML, high-risk myelodysplastic syndromes, or MDS, and chronic myelomonocytic leukemia, or CMML. In January 2022, we announced the completion of enrollment in the dose escalation phase in both the non-lymphodepletion and the lymphodepletion cohorts of this Phase 1 trial. An expansion phase is planned at the MTD. On April 4, 2022, we announced that PRGN-3006 was granted Fast Track designation in patients with r/r AML by the FDA. Previously PRGN-3006 was granted Orphan Drug Designation in patients with AML by the FDA.

PRGN-3007 is a first-in-class, investigational autologous CAR-T therapy that utilizes the next generation UltraCAR-T platform to express a CAR to target ROR1, mbIL15, kill switch, and a novel mechanism for the intrinsic blockade of the programmed death 1, or PD-1, gene expression. PRGN-3007 has received FDA clearance to initiate a Phase 1/1b clinical trial for patients with advanced receptor tyrosine kinase-like orphan receptor 1-positive, or ROR1+, hematological (Arm 1) and solid tumors (Arm 2). The target patient population for Arm 1 includes relapsed or refractory CLL, relapsed or refractory MCL, relapsed or refractory B-ALL, and relapsed or refractory DLBCL. The target patient population for Arm 2 includes locally advanced unresectable or metastatic histologically confirmed TNBC. The study will enroll in two parts: an initial 3+3 dose escalation in each arm followed by a dose expansion at the maximum tolerated dose. Arm 1 and Arm 2 will enroll in parallel.

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

PRGN-2012 is a first-in-class, investigational "off-the-shelf" AdenoVerse immunotherapy for the treatment of recurrent respiratory papillomatosis, or RRP. PRGN-2012 is an innovative therapeutic vaccine with optimized antigen design that uses our gorilla adenovector technology, part of our proprietary AdenoVerse platform, to elicit immune responses directed against cells infected with HPV type 6 and HPV type 11. PRGN-2012 is in a Phase 1/2 clinical trial for adult patients with RRP. PRGN-2012 is being developed in collaboration with the Center for Cancer Research at the NCI pursuant to a CRADA. PRGN-2012 has been granted Orphan Drug designation for treatment of RRP by the FDA.

In addition to our clinical programs, PGEN Therapeutics has a robust pipeline of preclinical programs in our core therapeutic areas of immune-oncology, infectious diseases, and autoimmune disorders that we are pursuing in order to drive long-term value creation. Our pipeline includes a number of product candidates, including UltraCAR-T therapeutics for various cancers, and "off-the-shelf" AdenoVerse therapeutic platforms. We expect to continue development of various preclinical programs to identify product candidates for evaluation in clinical trials.
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

ActoBio's most advanced internal pipeline candidate, AG019, is a first-in-class disease modifying antigen-specific, investigational immunotherapy for the prevention, delay, or reversal of type 1 diabetes mellitus, or T1D. AG019 is an easy-to-take capsule formulation of ActoBiotics engineered to deliver the autoantigen human proinsulin, or hPINS, and the tolerance-enhancing cytokine human interleukin-10 to the mucosal lining of gastro-intestinal tissues in patients with T1D. We have completed a Phase 1b/2a clinical trial of AG019 for the treatment of early-onset T1D. The Phase 1b portion of the study evaluated the safety and tolerability of AG019 monotherapy administered as a single dose and repeated daily doses in adult and adolescent patients. The Phase 2a double-blind portion of the study investigated the safety and tolerability of AG019 in combination with teplizumab, or PRV-031. The primary endpoint of assessing safety and tolerability in both the Phase 1b AG019 monotherapy and the Phase 2a AG019 combination therapy has been met. AG019 was well-tolerated when administered to adults and adolescents either as monotherapy or in combination with teplizumab. A single 8-week treatment cycle of oral AG019 as a monotherapy and in combination with teplizumab showed stabilization or increase of C-peptide levels during the first 6 months post treatment initiation in recent-onset T1D.
Precigen Triple-Gene

Triple-Gene is a clinical stage gene therapy company focused on developing advanced treatments for complex cardiovascular diseases. Triple-Gene's most advanced candidate, INXN-4001, a non-viral triple-effector plasmid based on our UltraVector platform designed for constitutive expression of human S100A1, SDF-1a, and VEGF-165. INXN-4001 is engineered to address multiple pathways of heart failure. Utilizing a single plasmid comprising all three genes, instead of each individual gene on separately delivered plasmids, INXN-4001 can control for delivery and ensure expression of the three genes in all transfected cells.

We have completed a first-in-human, open label Phase 1 study designed to evaluate the safety of retrograde coronary sinus infusion, or RCSI, of INXN-4001 in outpatient left ventricular assist device, or LVAD, recipients. The Phase 1 trial met the primary endpoints to evaluate safety and feasibility for INXN-4001.
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
Our Non-Healthcare Business
At March 31, 2022, our only non-healthcare business is our established bovine genetics company, Trans Ova Genetics, L.C., or Trans Ova.
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
COVID-19 Impact
COVID-19 has had and continues to have an extensive impact on the global health and economic environments. Furthermore, there is uncertainty regarding the duration and severity of the ongoing pandemic, and we could experience delays of other pandemic-related events that may adversely impact our clinical as well as preclinical pipeline candidates in the future.

We are also closely monitoring the impact of COVID-19 on all aspects of our businesses. Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall financial performance cannot be reasonably estimated at this time.

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
Segments
As of March 31, 2022, our reportable segments were (i) Biopharmaceuticals, (ii) Exemplar, and (iii) Trans Ova. These identified reportable segments met the quantitative thresholds to be reported separately for the three months ended March 31, 2022.
Corporate expenses, which are not allocated to the segments and are managed at a consolidated level, include costs associated with general and administrative functions, including our finance, accounting, legal, human resources, information technology, corporate communication, and investor relations functions. Corporate expenses exclude interest expense, depreciation and amortization, gain or loss on disposals of assets, stock-based compensation expense, loss on settlement agreement, and equity in net loss of affiliates. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 18" appearing elsewhere in this Quarterly Report for a discussion of our reportable segments and Segment Adjusted EBITDA.
Financial overview
We have incurred significant losses since our inception. We anticipate that we may continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. Our historical collaboration and licensing revenues were generated under a business model from which we have gradually transitioned, and we do not expect to expend significant resources servicing our historical collaborations in the future. We may enter into strategic transactions for individual platforms or programs in the future from which we may generate new collaboration and licensing revenues. We continue to generate product and service revenues through our Trans Ova and Exemplar subsidiaries, and in the three months ended March 31, 2022, both of these subsidiaries generated positive Segment Adjusted EBITDA. Products currently in our clinical pipeline will require regulatory approval and/or commercial scale-up before they may commence significant product sales and operating profits.
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
Our research and development expenses are generally incurred by our reportable segments and primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services. Our Biopharmaceuticals segment is progressing preclinical and clinical programs that target urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases, including PRGN-3005, PRGN-3006, PRGN-2009, PRGN-2012, and AG019. Exemplar's research and development activities relate to new and improved pig research models. Trans Ova's research and development activities support new and improved product and service offerings for its customers. The following table summarizes our research and development expenses incurred by reportable segment and reconciles those expenses to research and development expenses on the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Biopharmaceuticals	$11,718	$10,063
Exemplar	83	74
Trans Ova	961	385
Total research and development expenses from reportable segments	12,762	10,522
Eliminations	(2)	(1)
Total consolidated research and development expenses	$12,760	$10,521
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

Interest expense decreased in the current period, and is expected to decrease in future periods upon the adoption of a new accounting standard effective January 1, 2022, which simplified the accounting for the Convertible Notes. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 2" appearing elsewhere in this Quarterly Report for further discussion.
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
Segment performance
We use Segment Adjusted EBITDA as our primary measure of segment performance. We define Segment Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net loss of affiliates, and (x) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates, but includes proceeds from the sale of assets in the period sold. Corporate expenses are not allocated to the segments and are managed at a consolidated level. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 18" appearing elsewhere in this Quarterly Report for further discussion of Segment Adjusted EBITDA.

Results of operations
Comparison of the three months ended March 31, 2022 and the three months ended March 31, 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Revenues
Collaboration and licensing revenues	$—	$66	$(66)	(100.0)%
Product revenues	8,724	6,381	2,343	36.7%
Service revenues	23,209	17,931	5,278	29.4%
Other revenues	88	133	(45)	(33.8)%
Total revenues	32,021	24,511	7,510	30.6%
Operating expenses
Cost of products	7,510	5,574	1,936	34.7%
Cost of services	9,589	7,402	2,187	29.5%
Research and development	12,760	10,521	2,239	21.3%
Selling, general and administrative	19,576	18,702	874	4.7%
Impairment of goodwill	482	—	482	N/A
Total operating expenses	49,917	42,199	7,718	18.3%
Operating loss	(17,896)	(17,688)	(208)	1.2%
Total other expense, net	(1,412)	(4,205)	2,793	(66.4)%
Equity in net loss of affiliates	(1)	(3)	2	(66.7)%
Loss from continuing operations before income taxes	(19,309)	(21,896)	2,587	(11.8)%
Income tax benefit	58	52	6	11.5%
Loss from continuing operations	(19,251)	(21,844)	2,593	(11.9)%
Income from discontinued operations, net of income taxes (1)	—	4,526	(4,526)	(100.0)%
Net loss	$(19,251)	$(17,318)	$(1,933)	11.2%
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report.
Product revenues and gross margin
Product revenues increased $2.3 million, or 37%, over the three months ended March 31, 2021. The increase in product revenue was primarily due to higher customer demand for animals as a result of stronger beef and dairy industries in the current year. Gross margin on products improved in the current period as a result of the increased revenues and increased focus on selling higher margin products.
Service revenues and gross margin
Service revenues increased $5.3 million, or 29%, over the three months ended March 31, 2021. Trans Ova's revenues improved primarily due to an increase in services performed as a result of higher customer demand as the beef and dairy industries have been stronger in the current year and a change in pricing structure with certain customers. Additionally, Exemplar's service revenues improved in the current period due to an increase in services performed resulting from a higher demand from existing and new customers as well as a combination of price increases and a change in the pricing structure with certain customers. Gross margin on services remained comparable to the prior year as increased revenues were offset by increased costs for supplies, drugs, and personnel costs.

Research and development expenses
Research and development expenses increased $2.2 million, or 21%, over the three months ended March 31, 2021. Contract research organization costs and lab supplies increased $1.6 million with the advancement of our clinical and preclinical programs.
Selling, general and administrative expenses
SG&A expenses increased $0.9 million, or 5%, over the three months ended March 31, 2021. Professional fees increased $1.6 million, primarily due to increased legal fees associated with certain litigation matters. This increase was partially offset with a decrease in salaries, benefits, and other personnel costs of $1.3 million primarily due to reduced stock compensation in 2022 and reduced head count.
Total other expense, net
Total other expense, net, is comprised primarily of interest expense associated with our Convertible Notes issued July 2018. The current period decrease is primarily due to the adoption of a new accounting standard effective January 1, 2022 noted above, which simplified the accounting for the Convertible Notes and reduced non-cash interest expense.

Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the three months ended March 31, 2022 and 2021, for each of our reportable segments as well as unallocated corporate costs.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(11,620)	$(8,854)	$(2,766)	(31.2)%
Exemplar	3,558	1,806	1,752	97.0%
Trans Ova	5,397	6,421	(1,024)	(15.9)%
Unallocated corporate costs	(10,060)	(8,194)	(1,866)	22.8%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 18" appearing elsewhere in this Quarterly Report.
The following table summarizes revenues from external customers for the three months ended March 31, 2022 and 2021, for each of our reportable segments.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Biopharmaceuticals	$84	$178	$(94)	(52.8)%
Exemplar	5,429	3,257	2,172	66.7%
Trans Ova	26,508	21,076	5,432	25.8%
Biopharmaceuticals
Segment Adjusted EBITDA declined as we had increased costs associated with the advancement of our clinical and preclinical programs.
Exemplar
Revenues for Exemplar increased due to an increase in services performed resulting from a higher demand from existing and new customers. The improvement in Segment Adjusted EBITDA was primarily due to the increased revenues.

Trans Ova
Revenues for Trans Ova increased primarily due to (i) higher customer demand for pregnant cows, (ii) more procedures performed as a result of stronger beef and dairy industries in the current year, and (iii) a change in the pricing structure with certain customers. Segment Adjusted EBITDA declined due to (i) increased costs for supplies and drugs, (ii) increased costs for certain legal matters, and (iii) increased salaries, benefits, and other personnel costs.
Unallocated Corporate Costs
Unallocated corporate costs increased primarily due to increased professional fees including legal fees associated with certain litigation matters.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception, and as of March 31, 2022, we had an accumulated deficit of $1.9 billion. From our inception through March 31, 2022, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers. As of March 31, 2022, we had cash and cash equivalents of $40.3 million and short-term and long-term investments of $101.7 million. Cash in excess of immediate requirements is typically invested primarily in money market funds and U.S. government debt securities in order to maintain liquidity and preserve capital.
We currently generate cash receipts primarily from sales of products and services and from strategic transactions.
Trans Ova is subject to certain restrictive covenants under its line of credit, which matured on April 1, 2022, which is discussed in "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 11" appearing elsewhere in this Quarterly Report. As of March 31, 2022, Trans Ova was in compliance with these debt covenants.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(18,783)	$(16,384)
Investing activities	16,568	(129,102)
Financing activities	(163)	121,040
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(230)	(11)
Net decrease in cash, cash equivalents, and restricted cash	$(2,608)	$(24,457)
Cash flows from operating activities:
During the three months ended March 31, 2022, our net loss was $19.3 million, which includes the following significant noncash expenses totaling $7.5 million from continuing operations: (i) $3.6 million of stock-based compensation expense, (ii) $3.3 million of depreciation and amortization expense, and (iii) $0.6 million of shares issued as payment for services.
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

Our cash outflows from operations during the three months ended March 31, 2022 increased $2.4 million from the three months ended March 31, 2021 primarily due to increased costs associated with the advancement of our clinical and preclinical programs.
Cash flows from investing activities:
During the three months ended March 31, 2022, we received $18.0 million of proceeds from maturities of investments.
During the three months ended March 31, 2021, we purchased $133.7 million of investments, net of maturities, primarily using the proceeds received from the underwritten public offering discussed below.
Cash flows from financing activities:
During the three months ended March 31, 2022, we made payments of long-term debt of $0.2 million.
During the three months ended March 31, 2021, we received $121.0 million proceeds from the sale of our common stock in an underwritten public offering.
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
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of March 31, 2022 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$15,838	$2,718	$5,035	$3,788	$4,297
Convertible debt (1)	200,000	—	200,000	—	—
Cash interest payable on convertible debt	10,500	7,000	3,500	—	—
Long-term debt, excluding convertible debt	3,105	355	752	814	1,184
Total	$229,443	$10,073	$209,287	$4,602	$5,481
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Notes 11" appearing elsewhere in this Quarterly Report for further discussion of our convertible debt.
In addition to the obligations in the table above, as of March 31, 2022 we also have the following significant contractual obligations described below.
In conjunction with the formation of our JVs, we committed to making future capital contributions subject to certain conditions and limitations. As of March 31, 2022, our remaining capital contribution commitments to our JVs were $14.2 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.
We are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products that incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. As of March 31, 2022, we also had research and development commitments with third parties totaling $22.7 million that had not yet been incurred.

Net operating losses
As of March 31, 2022, we had net operating loss carryforwards of approximately $861.0 million for U.S. federal income tax purposes available to offset future taxable income, including $609.0 million generated after 2017, U.S. capital loss carryforwards of $212.5 million, and U.S. federal and state research and development tax credits of approximately $11.3 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Net operating loss carryforwards generated prior to 2018 have begun to expire in 2022, and capital loss carryforwards will expire if unutilized beginning in 2024. Our foreign subsidiaries included in continuing operations have foreign loss carryforwards of approximately $74.2 million, most of which do not expire. Excluding certain deferred tax liabilities totaling $2.4 million, our remaining net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.
As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of March 31, 2022, Precigen has utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of March 31, 2022, approximately $42.1 million of available domestic net operating losses were inherited via acquisitions and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
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
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $142.1 million and $163.7 million as of March 31, 2022 and December 31, 2021, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities and certificates of deposit, which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
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
There has been no change in our internal control over financial reporting during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2022, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 16" appearing elsewhere in this Quarterly Report for further discussion of ongoing legal matters.
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

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precigen, Inc.
(Registrant)

Date: May 9, 2022	By:	/s/ HARRY THOMASIAN JR.
Harry Thomasian Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)