Form 10-Q
period 2022-06-30
PRECIGEN, INC.
filed 2022-08-08
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2022, 208,150,021 shares of common stock, no par value per share, were issued and outstanding.

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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report, including statements regarding our strategy; future events, including their outcome or timing; future operations; future financial position; future revenue; projected costs; prospects; plans; objectives of management; and expected market growth, are forward-looking statements. The words "aim", "anticipate", "assume", "believe", "continue", "could", "due", "estimate", "expect", "intend", "may", "plan", "positioned", "potential", "predict", "project", "seek", "should", "target", "will", "would", and the negatives of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements may relate to, among other things: (i) the impact of the COVID-19 pandemic on our clinical trials, businesses, operating results, cash flows, and/or financial condition; (ii) the timeliness of regulatory approvals; (iii) our strategy and overall approach to our business model, our efforts to realign our business, and our ability to exercise more control and ownership over the development process and commercialization path; (iv) our ability to successfully enter new markets or develop additional product candidates, including the expected timing and results of investigational studies and preclinical and clinical trials, including any delays or potential delays as a result of the COVID-19 pandemic, whether with our collaborators or independently; (v) our ability to consistently manufacture our product candidates on a timely basis or to establish agreements with third-party manufacturers; (vi) our ability to successfully enter into optimal strategic relationships with our subsidiaries and operating companies that we may form in the future; (vii) our ability to hold or generate significant operating capital, including through partnering, asset sales, and operating cost reductions; (viii) actual or anticipated variations in our operating results; (ix) actual or anticipated fluctuations in competitors' or collaborators' operating results or changes in their respective growth rates; (x) our cash position; (xi) market conditions in our industry; (xii) the volatility of our stock price; (xiii) the ability, and the ability of our collaborators, to protect our intellectual property and other proprietary rights and technologies; (xiv) our ability, and the ability of our collaborators, to adapt to changes in laws or regulations or policies, including federal, state, and local government responses to the COVID-19 pandemic; (xv) outcomes of pending and future litigation; (xvi) the rate and degree of market acceptance of any products developed by us, our subsidiaries, collaborations, or joint ventures, or JVs, and competition from existing technologies and products or new technologies and products that may emerge; (xvii) our ability to retain and recruit key personnel; (xviii) expectations related to the use of proceeds from public offerings and other financing efforts; (xix) estimates regarding expenses, future revenue, capital requirements, and needs for additional financing; (xx) the effects, duration, and severity of the ongoing COVID-19 pandemic and the actions we and others have taken or may take in response; and (xxi) the timing of and the sale of Trans Ova.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$43,844	$36,423
Short-term investments	71,453	72,240
Receivables
Trade, less allowance for credit losses of $184 as of June 30, 2022 and December 31, 2021	1,307	1,341
Related parties, less allowance for credit losses of $1,509 as of June 30, 2022 and December 31, 2021	18	73
Other	546	566
Inventory	224	326
Prepaid expenses and other	2,654	5,471
Current assets held for sale	44,573	40,188
Total current assets	164,619	156,628
Long-term investments	11,877	48,562
Property, plant and equipment, net	7,726	8,599
Intangible assets, net	45,933	52,291
Goodwill	36,864	37,554
Right-of-use assets	8,944	9,990
Other assets	921	936
Noncurrent assets held for sale	44,340	45,296
Total assets	$321,224	$359,856
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2022	December 31, 2021
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,668	$3,112
Accrued compensation and benefits	4,864	7,856
Other accrued liabilities	9,666	7,817
Deferred revenue	164	1,490
Current portion of long-term debt	—	52
Current portion of lease liabilities	1,033	1,393
Related party payables	58	74
Current liabilities held for sale	11,448	12,851
Total current liabilities	29,901	34,645
Long-term debt, net of current portion	198,674	179,882
Deferred revenue, net of current portion, including $21,205 from related parties as of June 30, 2022 and December 31, 2021	23,023	23,023
Lease liabilities, net of current portion	8,098	8,747
Deferred tax liabilities	2,260	2,539
Long-term liabilities held for sale	3,615	3,672
Total liabilities	265,571	252,508
Commitments and contingencies (Note 16)
Shareholders' equity
Common stock, no par value, 400,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 208,150,021 shares and 206,739,874 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,993,979	2,022,701
Accumulated deficit	(1,933,770)	(1,915,556)
Accumulated other comprehensive (loss) income	(4,556)	203
Total shareholders' equity	55,653	107,348
Total liabilities and shareholders' equity	$321,224	$359,856
3
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Collaboration and licensing revenues	$—	$301	$—	$367
Product revenues	621	694	1,113	1,306
Service revenues	2,213	2,679	7,146	5,303
Other revenues	77	141	165	274
Total revenues	2,911	3,815	8,424	7,250
Operating Expenses
Cost of products	645	436	1,122	824
Cost of services	1,166	914	2,383	1,888
Research and development	11,954	13,184	23,755	23,321
Selling, general and administrative	12,670	14,954	26,359	29,220
Impairment of goodwill	—	—	482	—
Impairment of other noncurrent assets	638	543	638	543
Total operating expenses	27,073	30,031	54,739	55,796
Operating loss	(24,162)	(26,216)	(46,315)	(48,546)
Other Expense, Net
Interest expense	(2,063)	(4,633)	(4,101)	(9,137)
Interest income	37	49	75	81
Other income (expense), net	40	(199)	238	(297)
Total other expense, net	(1,986)	(4,783)	(3,788)	(9,353)
Equity in net loss of affiliates	—	—	(1)	(3)
Loss from continuing operations before income taxes	(26,148)	(30,999)	(50,104)	(57,902)
Income tax benefit	89	60	147	112
Loss from continuing operations	(26,059)	(30,939)	(49,957)	(57,790)
Income from discontinued operations, net of income taxes	8,424	10,889	13,071	20,422
Net loss	$(17,635)	$(20,050)	$(36,886)	$(37,368)
Net Loss per Share
Net loss from continuing operations per share, basic and diluted	$(0.13)	$(0.16)	$(0.25)	$(0.29)
Net income from discontinued operations per share, basic and diluted	0.04	0.06	0.07	0.10
Net loss per share, basic and diluted	$(0.09)	$(0.10)	$(0.18)	$(0.19)
Weighted average shares outstanding, basic and diluted	200,461,441	199,021,587	200,047,629	196,275,820
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
Net loss	$(17,635)	$(20,050)	$(36,886)	$(37,368)
Other comprehensive income (loss):
Unrealized loss on investments	(202)	(37)	(1,004)	(85)
Income (loss) on foreign currency translation adjustments	(2,655)	832	(3,755)	(1,371)
Comprehensive loss	$(20,492)	$(19,255)	$(41,645)	$(38,824)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at March 31, 2022	207,693,277	$—	$1,991,670	$(1,699)	$(1,916,135)	$73,836
Stock-based compensation expense	—	—	2,309	—	—	2,309
Shares issued for accrued compensation	456,744	—	—	—	—	—
Net loss	—	—	—	—	(17,635)	(17,635)
Other comprehensive loss	—	—	—	(2,857)	—	(2,857)
Balances at June 30, 2022	208,150,021	$—	$1,993,979	$(4,556)	$(1,933,770)	$55,653

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at March 31, 2021	206,414,135	$—	$2,013,757	$1,746	$(1,840,708)	$174,795
Stock-based compensation expense	—	—	3,557	—	—	3,557
Shares issued upon vesting of restricted stock units and for exercises of stock options	166,793	—	99	—	—	99
Net loss	—	—	—	—	(20,050)	(20,050)
Other comprehensive income	—	—	—	795	—	795
Balances at June 30, 2021	206,580,928	$—	$2,017,413	$2,541	$(1,860,758)	$159,196
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2021	206,739,874	$—	$2,022,701	$203	$(1,915,556)	$107,348
Cumulative effect of adoption of ASU 2020-06	—	—	(36,868)	—	18,672	(18,196)
Stock-based compensation expense	—	—	5,871	—	—	5,871
Shares issued upon vesting of restricted stock units and for exercises of stock options	354,089	—	1	—	—	1
Shares issued for accrued compensation	772,071	—	1,698	—	—	1,698
Shares issued as payment for services	283,987	—	576	—	—	576
Net loss	—	—	—	—	(36,886)	(36,886)
Other comprehensive loss	—	—	—	(4,759)	—	(4,759)
Balances at June 30, 2022	208,150,021	$—	$1,993,979	$(4,556)	$(1,933,770)	$55,653

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2020	187,663,207	$—	$1,886,567	$3,997	$(1,823,390)	$67,174
Stock-based compensation expense	—	—	8,972	—	—	8,972
Shares issued upon vesting of restricted stock units and for exercises of stock options	1,592,950	—	252	—	—	252
Shares issued as payment for services	74,771	—	577	—	—	577
Shares issued in public offerings, net of issuance costs	17,250,000	—	121,045	—	—	121,045
Net loss	—	—	—	—	(37,368)	(37,368)
Other comprehensive loss	—	—	—	(1,456)	—	(1,456)
Balances at June 30, 2021	206,580,928	$—	$2,017,413	$2,541	$(1,860,758)	$159,196
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(36,886)	$(37,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,518	7,043
Loss (gain) on disposals of assets, net	360	(229)
Impairment of goodwill	482	—
Impairment of other noncurrent assets	638	543
Amortization of premiums on investments, net	468	498
Equity in net loss of affiliates	1	3
Stock-based compensation expense	5,871	8,972
Shares issued as payment for services	576	577
Provision for credit losses	735	645
Accretion of debt discount and amortization of deferred financing costs	596	5,630
Deferred income taxes	(112)	(119)
Noncash gain on termination of operating leases	—	(4,602)
Other noncash items	105	1
Changes in operating assets and liabilities:
Receivables:
Trade	(7,071)	(10,581)
Related parties	55	(3)
Other	10	(403)
Inventory	769	(54)
Prepaid expenses and other	3,515	3,794
Other assets	2	205
Accounts payable	(963)	522
Accrued compensation and benefits	(1,015)	(627)
Other accrued liabilities	1,862	813
Deferred revenue	(2,184)	482
Lease liabilities	(40)	145
Related party payables	(78)	3
Other long-term liabilities	(50)	(50)
Net cash used in operating activities	(25,836)	(24,160)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2022	2021
Cash flows from investing activities
Purchases of investments	$—	$(174,221)
Sales and maturities of investments	36,000	58,000
Purchases of property, plant and equipment	(3,297)	(2,208)
Proceeds from sale of assets	438	2,258
Proceeds from repayment of notes receivable	—	3,689
Net cash provided by (used in) investing activities	33,141	(112,482)
Cash flows from financing activities
Proceeds from issuance of shares, net of issuance costs	—	121,045
Payments of long-term debt	(277)	(234)
Proceeds from stock option exercises	1	252
Net cash (used in) provided by financing activities	(276)	121,063
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(471)	184
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,558	(15,395)
Cash, cash equivalents, and restricted cash
Beginning of period	43,343	52,250
End of period	$49,901	$36,855
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,568	$3,578
Cash paid during the period for income taxes	—	4
Significant noncash activities
Accrued compensation paid in equity awards	$1,698	$—
Purchases of property and equipment included in accounts payable and other accrued liabilities	234	201
Proceeds from sale of assets included in accounts receivable	147	99
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of June 30, 2022 and December 31, 2021 as shown above:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$43,844	$36,423
Cash and cash equivalents included in current assets held for sale	5,667	6,497
Restricted cash included in other assets	390	423
Cash, cash equivalents, and restricted cash	$49,901	$43,343
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
On July 1, 2022, Precigen entered into a definitive agreement (the “Purchase Agreement”) for the sale of 100% of the membership interests in its wholly-owned subsidiary, Trans Ova Genetics, L.C. (“Trans Ova”), a provider of reproductive technologies, including services and products sold to cattle breeders and other producers. Consummation of this transaction, anticipated in the third quarter of 2022, is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). The accompanying condensed consolidated financial statements for all periods presented reflect the Trans Ova business as discontinued operations. See Note 3 for further discussion. Trans Ova was formerly a separate reportable segment.

Precigen and its consolidated subsidiaries are hereinafter referred to as the "Company."
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of June 30, 2022 and results of operations and cash flows for the interim periods ended June 30, 2022 and 2021. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
The accompanying condensed consolidated financial statements reflect the operations of Precigen and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity
Management believes that existing liquid assets as of June 30, 2022, as well as expected proceeds from the sale of Trans Ova (see Note 3), will allow the Company to continue its operations for at least a year from the issuance date of these condensed consolidated financial statements. The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of therapeutic product candidates. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development, and clinical manufacturing of its therapeutic product candidates. Additionally, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2022, the Company incurred a net loss of $36,886 and, as of June 30, 2022, had an accumulated deficit of $1,933,770. Management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. In the absence of a significant source of recurring revenue, the Company's long-term success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development (which could occur through debt or equity issuances, sales or partnerships of non-core assets, collaborations or licensing of core or non-core assets, or other transactions), adequately satisfy or renegotiate long-term debt obligations, obtain regulatory approval of its therapeutic product candidates, successfully commercialize its therapeutic product candidates, generate revenue, meet its obligations and, ultimately, attain profitable operations.
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
Variable Interest Entities
As of June 30, 2022 and December 31, 2021, the Company determined that its JVs were variable interest entities ("VIEs"). The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. As of June 30, 2022 and December 31, 2021, the Company had no risk of loss related to the identified VIEs. See Note 4 for discussion of the Company's future funding commitments for its significant JVs.

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
The following potentially dilutive securities as of June 30, 2022 and 2021, have been excluded from the above computations of diluted weighted average shares outstanding for the three and six months then ended as they would have been anti-dilutive:

	June 30,
	2022	2021
Convertible debt	11,732,440	11,732,440
Options	15,492,339	12,660,387
Restricted stock units	714,687	554,146
Warrants	121,888	121,888
Total	28,061,354	25,068,861
Segment Information
The Company's chief operating decision maker ("CODM") regularly reviews disaggregated financial information for various operating segments. The financial information regularly reviewed by the CODM and the operating segments, which were determined to be operating and reportable segments, are (i) Biopharmaceuticals and (ii) Exemplar. The Biopharmaceuticals reportable segment is primarily comprised of the Company's legal entities of PGEN Therapeutics and ActoBio. All of Precigen's consolidated subsidiaries and operating divisions that did not meet the quantitative thresholds to report separately are combined and reported in a single category, All Other. See Note 1 for a description of PGEN Therapeutics, ActoBio, and Exemplar. Corporate expenses, which are not allocated to the segments and are managed at a consolidated level, include costs associated with general and administrative functions, including the Company's finance, accounting, legal, human resources, information technology, business development, and investor relations functions. Corporate expenses exclude interest expense, depreciation and amortization, gain or loss on disposals of assets, stock-based compensation expense, loss on settlement agreement, and equity in net loss of affiliates and include unrealized and realized gains and losses on the Company's securities portfolio. The Company's segment presentation excludes amounts related to the operations of Trans Ova and MBP Titan which are reported as discontinued operations (Note 3). See Note 18 for further discussion of the Company's segments.
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
Trans Ova
As part of the Company's strategic shift to becoming a primarily healthcare company, as discussed in Note 1, on July 1, 2022, the Company entered into a Purchase Agreement for the sale of 100% of the membership interests in its wholly-owned subsidiary, Trans Ova, to Spring Bidco LLC, a Delaware limited liability company (the “Buyer”), for $170,000 payable at the closing of the transaction (plus the cash balance of Trans Ova at the date of closing, less the debt balance of Trans Ova at the date of closing, and subject to a net working capital adjustment mechanism) and up to $10,000 in cash earn - out payments contingent upon the performance of Trans Ova in 2022 and 2023 (the “Transaction”). In connection with the Transaction, the Company will hold a total of $200,000, comprising the purchase price and additional funds provided by the Company, in a segregated account and will use such funds for certain permitted purposes, including resolution of the Company’s outstanding convertible bonds described in Note 11. The board of directors of the Company approved the sale in June 2022. In addition, the Company is required to indemnify the Buyer for certain expenses incurred post close, if incurred, in amounts not to exceed $5,750.

The Purchase Agreement contains representations and warranties, and covenants customary for a transaction of this nature. The consummation of the Transaction is subject to customary closing conditions, including (among others) the expiration or termination of any applicable waiting period under the HSR Act with respect to the Transaction, the absence of an injunction or order of any court of competent jurisdiction in the United States enjoining, prohibiting or rendering illegal the consummation of the Transaction, the absence of any material adverse effect on the business, assets, results of operations or condition of Trans Ova and its subsidiaries, the accuracy of the representations and warranties of each party (subject to materiality qualifiers) and the compliance by each party with its covenants in all material respects. The Transaction is currently expected to close in the third quarter of 2022.

The Purchase Agreement contains certain termination rights for the Company and Buyer, including, among other events, (1) if the Transaction has not been completed on or prior to July 1, 2023, (2) if the closing of the Transaction would violate any non-appealable, final injunction or order of any court of competent jurisdiction in the United States or (3) following a breach by the other party that would cause certain closing conditions not to be satisfied and is not or cannot be cured within 45 days’ notice of such breach. If the Purchase Agreement is terminated under certain circumstances relating to the failure of the expiration or termination of the applicable waiting period under the HSR Act to occur, Buyer is obligated pay a termination fee of $12,750 to the Company.

The carrying values of the major classes of assets and liabilities included in assets and liabilities held for sale related to Trans Ova as of June 30, 2022 and December 31, 2021, are as follows:

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$5,667	$6,497
Trade receivables, net	26,020	19,491
Inventory	12,262	12,935
Other current assets	624	1,265
Property, plant and equipment, net	25,507	25,716
Intangible assets, net	736	1,824
Goodwill	16,594	16,594
Right-of-use assets	1,321	910
Other noncurrent assets	182	252
Total assets held for sale	$88,913	$85,484
Liabilities
Accounts payable	$1,332	$2,293
Accrued compensation and benefits	3,632	3,367
Other accrued liabilities	3,764	3,778
Deferred revenue	2,080	2,952
Current portion of long-term debt	359	350
Other current liabilities	281	111
Long-term debt, net of current portion	2,633	2,867
Other long-term liabilities	982	805
Total liabilities held for sale	$15,063	$16,523

The following table presents the financial results of discontinued operations related to Trans Ova for the for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenues	$8,940	$7,641	$17,172	$13,410
Service revenues	23,501	22,124	41,777	37,431
Total revenues	32,441	29,765	58,949	50,841
Cost of products	7,438	5,699	14,471	10,885
Cost of services	9,977	7,984	18,349	14,412
Research and development	908	497	1,867	881
Selling, general and administrative	6,124	5,043	12,011	9,479
Total operating expenses	24,447	19,223	46,698	35,657
Operating income	7,994	10,542	12,251	15,184
Other income, net	430	334	820	699
Income from discontinued operations	$8,424	$10,876	$13,071	$15,883
The following table presents the significant noncash items, purchases of property, plant and equipment, and proceeds from sales of assets for the discontinued operations related to Trans Ova that are included in the accompanying condensed consolidated statements of cash flow:

	Six Months Ended June 30,
	2022	2021
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	$2,765	$2,898
Loss on disposal of assets	360	242
Stock-based compensation expense	68	204
Provision for credit losses	735	645
Cash flows from investing activities
Purchases of property, plant and equipment	(2,629)	(1,625)
Proceeds from sale of assets	438	1,168
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
There were no discontinued operations related to MBP Titan for the three and six months ended June 30, 2022. The following table presents the financial results of discontinued operations related to MBP Titan for the three and six months ended June 30, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Operating gains	$13	$4,539
Operating income	13	4,539
Income from discontinued operations	$13	$4,539

The following table presents the significant noncash items, purchases of property, plant and equipment, and proceeds from sales of assets for the discontinued operations related to MBP Titan for the six months ended June 30, 2021 that are included in the accompanying condensed consolidated statements of cash flows.

Six Months Ended June 30,
2021
Adjustments to reconcile net loss to net cash used in operating activities
Gain on disposals of assets	$(464)
Noncash gain on termination of leases	(4,602)
Cash flows from investing activities
Proceeds from sales of assets	1,083
4. Investments in Joint Ventures
Intrexon Energy Partners
In 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, LLC ("Third Security"), entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners, a JV formed to optimize and scale-up the Company's MBP technology for the production of certain fuels and lubricants. The Company also entered into an exclusive channel collaboration ("ECC") with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion for the production of certain fuels and lubricants, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Precigen committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. As of June 30, 2022, the Company's remaining commitment was $4,225. Intrexon Energy Partners is governed by the Intrexon Energy Partners Board, which has five members. Two members of the Intrexon Energy Partners Board are designated by the

Company and three members are designated by a majority of the IEP Investors. The Company and the IEP Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(429) and $(428) as of June 30, 2022 and December 31, 2021, respectively, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets, which represents the Company's equity in losses for contractually committed contributions to Intrexon Energy Partners.
See Notes 3 and 16 for additional discussion regarding the Company's investment in Intrexon Energy Partners.
Intrexon Energy Partners II
In 2015, the Company and certain investors (the "IEPII Investors"), entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners II, a JV formed to utilize the Company's MBP technology for the production of 1,4-butanediol, an industrial chemical used to manufacture spandex, polyurethane, plastics, and polyester. The Company also entered into an ECC with Intrexon Energy Partners II that provides exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $18,000 while retaining a 50% membership interest in Intrexon Energy Partners II. The IEPII Investors made initial capital contributions, totaling $18,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners II totaling 50%. In December 2015, the owners of Intrexon Energy Partners II made a capital contribution of $4,000, half of which was paid by the Company. Precigen committed to make additional capital contributions of up to $10,000, and the IEPII Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners II, committed to make additional capital contributions of up to $10,000, at the request of Intrexon Energy Partners II's board of managers (the "Intrexon Energy Partners II Board") and subject to certain limitations. As of June 30, 2022, the Company's remaining commitment was $10,000. Intrexon Energy Partners II is governed by the Intrexon Energy Partners II Board, which has five members. One member of the Intrexon Energy Partners II Board is designated by the Company and four members are designated by a majority of the IEPII Investors. The Company and the IEPII Investors have the right, but not the obligation, to make additional capital contributions above the initial limits when and if solicited by the Intrexon Energy Partners II Board.
The Company's investment in Intrexon Energy Partners II was $(435) as of June 30, 2022 and December 31, 2021, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets, which represents the Company's equity in losses for contractually committed contributions to Intrexon Energy Partners II.
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
The following table summarizes the amounts recorded as revenue in the condensed consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Castle Creek Biosciences, Inc.	$—	$294	—	353
Other	—	7	—	14
Total (1)	$—	$301	$—	$367
(1)Collaboration and licensing revenues include the recognition of $0 and $292 for the three months ended June 30, 2022 and 2021, and $0 and $358 for the six months ended June 30, 2022 and 2021, respectively, associated with upfront and milestone payments which were previously deferred.
There have been no significant changes to the agreements with our collaborators and licensees in the six months ended June 30, 2022.
Deferred Revenue
Deferred revenue primarily consists of upfront and milestone consideration received for the Company's collaboration and licensing agreements. Revenue is recognized as services are performed. The arrangements classified as long-term (of which $21,205 is related to agreements with Intrexon Energy Partners and Intrexon Energy Partners II) are not active while the respective counterparties evaluate the status of the project and its desired future development activities since the Company cannot reasonably estimate the amount of service to be performed over the next year.
Deferred revenue consisted of the following:

	June 30, 2022	December 31, 2021
Collaboration and licensing agreements	$23,023	$23,023
Prepaid product and service revenues	90	1,277
Other	74	213
Total	$23,187	$24,513
Current portion of deferred revenue	$164	$1,490
Long-term portion of deferred revenue	23,023	23,023
Total	$23,187	$24,513

6. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of June 30, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$84,568	$—	$(1,335)	$83,233
Certificates of deposit	97	—	—	97
Total	$84,665	$—	$(1,335)	$83,330

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$121,036	$—	$(331)	$120,705
Certificates of deposit	97	—	—	97
Total	$121,133	$—	$(331)	$120,802
The estimated fair value of available-for-sale investments classified by their contractual maturities as of June 30, 2022 was:

Due within one year	$71,453
After one year through two years	11,877
Total	$83,330
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The Company has a practice of minimizing realized losses or maximizing realized gains based upon the Company’s cash requirements and general market conditions.
7. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
Assets
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of June 30, 2022:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2022
Assets
U.S. government debt securities	$—	$83,233	$—	$83,233
Certificates of deposit	—	97	—	97
Total	$—	$83,330	$—	$83,330
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

Liabilities
The fair value of the 3.50% convertible senior notes due 2023 (the "Convertible Notes") (Note 11) was approximately $159,000 and $160,000 as of June 30, 2022 and December 31, 2021, respectively, and is based on the recent third-party trades of the instrument as of the balance sheet date. The fair value of the Convertible Notes is classified as Level 2 within the fair value hierarchy as there is not an active market for the Convertible Notes, however, third-party trades of the instrument are considered observable inputs. The Convertible Notes are reflected on the accompanying condensed consolidated balance sheets at amortized cost, which was $198,674 and $179,882 as of June 30, 2022 and December 31, 2021, respectively (see Note 2 regarding adoption of ASU 2020-06 on January 1, 2022).
8. Inventory
Inventory consists of the following:

	June 30, 2022	December 31, 2021
Supplies, embryos and other production materials	$30	$23
Livestock	194	303
Total inventory	$224	$326
9. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	June 30, 2022	December 31, 2021
Land and land improvements	$164	$164
Buildings and building improvements	2,592	2,592
Furniture and fixtures	449	434
Equipment	17,570	16,812
Leasehold improvements	3,495	3,366
Breeding stock	49	36
Computer hardware and software	4,537	4,823
Construction and other assets in progress	1,059	1,829
	29,915	30,056
Less: Accumulated depreciation and amortization	(22,189)	(21,457)
Property, plant and equipment, net	$7,726	$8,599
Depreciation expense was $616 and $734 for the three months ended June 30, 2022 and 2021, respectively, and $1,269 and $1,469 for the six months ended June 30, 2022 and 2021, respectively.
10. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the six months ended June 30, 2022 were as follows:

Balance at December 31, 2021	$37,554
Impairment	(482)
Foreign currency translation adjustments	(208)
Balance at June 30, 2022	$36,864
The Company recorded $482 of goodwill impairment related to the total goodwill assigned to one reporting unit within the biopharmaceutical segment during the first quarter of 2022.

The Company had $14,483 and $14,001 of cumulative impairment losses as of June 30, 2022 and December 31, 2021, respectively.
Intangible assets consist of the following as of June 30, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$79,009	$(33,076)	$45,933
Customer relationships	1,600	(1,600)	—
Trademarks	200	(200)	—
Total	$80,809	$(34,876)	$45,933
Intangible assets consist of the following as of December 31, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$85,173	$(32,882)	$52,291
Customer relationships	1,600	(1,600)	—
Trademarks	200	(200)	—
Total	$86,973	$(34,682)	$52,291
Amortization expense was $1,219 and $1,337 for the three months ended June 30, 2022 and 2021, respectively, and $2,484 and $2,676 for the six months ended June 30, 2022 and 2021, respectively.
11. Lines of Credit and Long-Term Debt
Lines of Credit
Exemplar has a $700 revolving line of credit with American State Bank that matures on October 31, 2022. As of June 30, 2022, the line of credit bore interest at a stated rate of 4.00% per annum. As of June 30, 2022 and December 31, 2021, there was no outstanding balance.
Long-Term Debt
Long-term debt consists of the following:

	June 30, 2022	December 31, 2021
Convertible debt (1)	$198,674	$179,882
Other	—	52
Long-term debt	198,674	179,934
Less current portion	—	52
Long-term debt, less current portion	$198,674	$179,882
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
None of the above events allowing for conversion prior to April 1, 2023 occurred during the three or six months ended June 30, 2022. On or after April 1, 2023 until June 30, 2023, holders may convert their Convertible Notes at any time. Precigen may not redeem the Convertible Notes prior to the maturity date.
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

As of June 30, 2022, the outstanding principal balance on the Convertible Notes was $200,000 and the carrying value of the long-term debt was $198,674. The effective interest rate on the Convertible Notes, including amortization of the long-term debt discount and debt issuance costs, is 4.25%. As of June 30, 2022, the unamortized long-term debt discount and debt issuance costs related to the Convertible Notes totaled $1,326.
The components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash interest expense	$1,750	$1,750	$3,500	$3,500
Non-cash interest expense	312	2,879	596	5,630
Total interest expense	$2,062	$4,629	$4,096	$9,130
Accrued interest of $3,500 is included in other accrued liabilities on the accompanying condensed consolidated balance sheet as of June 30, 2022.
Future Maturities
Future maturities of long-term debt as of June 30, 2022 are as follows:

2022	$—
2023	200,000
Total	$200,000
12. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company's annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. The Company has U.S. taxable loss of approximately $1,000 and $17,100 for the three months ended June 30, 2022 and 2021, respectively, and $6,300 and $57,500 for the six months ended June 30, 2022 and 2021, respectively. The following table presents the components of income tax benefit from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current foreign income tax expense (benefit) from continuing operations	$(35)	$3	$(35)	$7
Deferred income tax benefit from continuing operations	(54)	(63)	(112)	(119)
Total income tax benefit from continuing operations	$(89)	$(60)	$(147)	$(112)
The Company's net deferred tax assets are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's losses and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

As of June 30, 2022, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $862,000 available to offset future taxable income, including approximately $610,000 generated after 2017, U.S. capital loss carryforwards of approximately $212,500, and federal and state research and development tax credits of approximately $11,500, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. Net operating loss carryforwards generated prior to 2018 have begun to expire in 2022, and capital loss carryforwards will expire if unutilized beginning in 2024. As of June 30, 2022, the Company's foreign subsidiaries have foreign loss carryforwards of approximately $68,600, most of which do not expire.
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
Components of Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income are as follows:

	June 30, 2022	December 31, 2021
Unrealized loss on investments	$(1,335)	$(331)
Income (loss) on foreign currency translation adjustments	(3,221)	534
Total accumulated other comprehensive (loss) income	$(4,556)	$203

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of products	$7	$6	$15	$15
Cost of services	23	24	48	78
Research and development	589	581	1,134	1,610
Selling, general and administrative	1,660	2,870	4,606	7,065
Discontinued operations	30	76	68	204
Total	$2,309	$3,557	$5,871	$8,972
Precigen Stock Option Plans
In April 2008, Precigen adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Precigen's board of directors granted share-based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of June 30, 2022, there were 14,843 stock options outstanding under the 2008 Plan.
Precigen adopted the 2013 Plan for employees and nonemployees pursuant to which Precigen's board of directors may grant share-based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective in August 2013, and as of June 30, 2022, there were 37,000,000 shares authorized for issuance under the 2013 Plan, of which 13,579,288 stock options and 98,927 RSUs were outstanding and 12,641,525 shares were available for grant.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of June 30, 2022, there were 12,000,000 shares authorized for issuance under the 2019 Plan, of which 1,898,208 stock options and 615,760 RSUs were outstanding and 7,243,025 shares were available for grant.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2021	12,260,187	$14.06	6.79
Granted	4,172,390	2.23
Exercised	(375)	2.28
Forfeited	(365,552)	5.42
Expired	(574,311)	23.31
Balances at June 30, 2022	15,492,339	10.73	7.28
Exercisable at June 30, 2022	8,768,295	14.00	6.15
RSU activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2021	468,481	$8.47	0.33
Granted	1,387,831	2.12
Vested	(1,125,785)	4.29
Forfeited	(15,840)	7.26
Balances at June 30, 2022	714,687	2.77	0.63
Precigen currently uses authorized and unissued shares to satisfy share award exercises.
The Company's Executive Chairman ("Executive Chairman"), who previously served as an employee and executive officer until September 24, 2020, received a base salary of $200 per month through March 31, 2020, payable in fully-vested shares of Precigen common stock with such shares subject to a three-year lock-up on resale. In September 2020, the Company's board of directors, upon the recommendation of the compensation committee of the board, approved a new compensation arrangement for the Executive Chairman consisting of (i) an annual retainer of $100 payable in cash or, at the Executive Chairman's election, shares of Precigen common stock; (ii) an annual grant of fully vested stock options having a grant date fair value of $250; and (iii) an annual grant of RSUs having a grant date fair value of $250 vesting over one year. The new compensation arrangement began in calendar year 2021 and was prorated for the nine months of 2020 not covered by the Executive Chairman's previous compensation arrangement discussed above. Expense associated with the arrangements above is included in selling, general, and administrative expenses in the Company's condensed consolidated statements of operations and totaled $62 and $109 for the three months ended June 30, 2022 and 2021, respectively, and $495 and $509 for the six months ended June 30, 2022 and 2021, respectively.
15. Operating Leases
The Company leases certain facilities and equipment under operating leases. Leases with a lease term of twelve months or less are considered short-term leases and are not recorded on the balance sheet, and expense for these leases is recognized over the term of the lease. All other leases have remaining terms of one to eight years, some of which may include options to extend the lease and some of which may include options to terminate the lease within one year. The Company uses judgment to determine whether it is reasonably possible to extend the lease beyond the initial term or terminate before the initial term ends and the length of the possible extension or early termination. The leases are renewable at the option of the Company and do not contain residual value guarantees, covenants, or other restrictions.

The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$613	$755	$1,240	$1,520
Short-term lease costs	49	46	102	93
Variable lease costs	121	221	224	438
Lease costs	$783	$1,022	$1,566	$2,051
As of June 30, 2022, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2022	$1,042
2023	1,992
2024	2,065
2025	2,062
2026	1,659
2027	1,246
Thereafter	3,108
Total	13,174
Present value adjustment	(4,043)
Total	$9,131
Current portion of operating lease liabilities	$1,033
Long-term portion of operating lease liabilities	8,098
Total	$9,131
Other information related to operating leases in continuing operations was as follows:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (years)	6.43	6.72
Weighted average discount rate	11.01%	10.94%

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,264	$1,805
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	65	4,868
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

XY filed a second lawsuit in December 2016, alleging infringement of seven additional patents. Two of those patents were later invalidated in different proceedings and dismissed from the lawsuit. A third patent was settled out of the case in April 2022. There are thus currently four patents remaining in the case. Two of the patents have expired and for the last two patents, Trans Ova has stopped practicing the technologies claimed therein. The Company expects a trial to occur sometime in 2023. While Trans Ova is confident in its claims and defenses, litigation is uncertain and there is a possibility that the Trans Ova is found liable and ordered to pay damages for past infringement. In the interim, Trans Ova shall continue to operate its business otherwise unaffected by the litigation. This litigation will remain an obligation of Trans Ova, which will be owned by Spring Bidco LLC upon consummation of the Transaction described in Note 3.

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

In October 2020, several shareholder class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of certain purchasers of the Company's common stock. The complaints name as defendants the Company and certain of its current and former officers. The plaintiffs' claims track the allegations in the SEC's administrative order described above but challenge disclosures about the MBP program through September 2020, i.e., the date of the SEC administrative order. The plaintiffs seek compensatory damages, interest, and an award of reasonable attorneys' fees and costs. In April 2021, the court granted an order consolidating the claims and appointed a lead plaintiff and lead counsel in the case, captioned Abailla v. Precigen, Inc., F/K/A Intrexon Corp., et al. In May 2021, the lead plaintiff filed an amended complaint. The defendants moved to dismiss that complaint. In September 2021, the court issued an order mooting the defendants' motion to dismiss in light of the lead plaintiff's stated intent to file a second amended complaint in response to the motion to dismiss. On September 27, 2021, the lead plaintiff filed a second amended complaint. On May 31, 2022, the court granted the Company’s motion, dismissing the second amended complaint with leave to amend. On August 1, 2022, the lead plaintiff filed a third amended and restated complaint. The defendants intend to move to dismiss that complaint.
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

On December 29, 2021, the Company received a letter from a group of investors in each of Intrexon Energy Partners and Intrexon Energy Partners II, referring certain issues to arbitration pursuant to the arbitration provisions of the Amended and Restated Limited Liability Company Agreements of Intrexon Energy Partners and Intrexon Energy Partners II (the “Arbitration Matters”). In July 2022, the arbitration panel ruled on the Arbitration Matters, and adopted the Company’s proposed terms with respect to each of the Arbitration Matters and, therefore, the Company will acquire the membership interests of the investors for an aggregate amount of approximately $7,000 in cash. The Company paid the $7,000 on July 21, 2022. The accounting for the acquisition of the membership interests will be recorded in the third quarter of 2022 upon consummation of the transfer of the membership interests to Precigen. The Company expects to record a gain in conjunction with this settlement because deferred revenue under these arrangements, which the Company will control, exceed the settlement payment.
Such disagreements and disputes result in management distraction and may result in further litigation, arbitration, unfavorable settlements, or concessions by the Company, or adverse regulatory action, any of which could harm the Company's business or operations.
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2022, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
The Company's Executive Chairman is also the Senior Managing Director and Chairman of Third Security and owns 100% of the equity interests of Third Security. The Company had an agreement with Third Security under which the Company reimbursed Third Security for certain tax-related services performed by Third Security as requested by the Company. The Company also reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf. The agreement with Third Security expired on December 31, 2021. As the Company evaluates its alternatives, it continues to utilize these services on a limited basis under the terms of the original agreement. The total expenses incurred by the Company under these arrangements were $5 for the three months ended June 30, 2021, and $25 and $46 for the six months ended June 30, 2022 and 2021, respectively.
See also Note 14 regarding compensation arrangements between the Company and its Executive Chairman.
Through November 2021, the Company also subleased certain administrative offices to Third Security. The significant terms of the lease mirrored the terms of the Company's lease with the landlord, and the Company recorded sublease income of $21 for the three months ended June 30, 2021, and $41 for the six months ended June 30, 2021.
See Notes 1 and 13 regarding additional transactions with affiliates of Third Security.
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
Because the Company uses Segment Adjusted EBITDA as its primary measure of segment performance, it has included this measure in its discussion of segment operating results. The Company has also disclosed revenues from external customers and intersegment revenues for each reportable segment. Corporate expenses are not allocated to the segments and are managed at a consolidated level. The CODM does not use total assets by segment to evaluate segment performance or allocate resources, and accordingly, these amounts are not required to be disclosed. The Company's segment presentation excludes amounts related to the operations of Trans Ova and MBP Titan which are reported as discontinued operations (Note 3).
For the three and six months ended June 30, 2022, the Company's reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the six months ended June 30, 2022. See Note 2 for a description of the Biopharmaceuticals segment. See Note 1 for a description of the Exemplar segment.

Segment Adjusted EBITDA by reportable segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Biopharmaceuticals	$(11,249)	$(12,540)	$(22,869)	$(21,394)
Exemplar	795	1,889	4,353	3,695
Segment Adjusted EBITDA for reportable segments	$(10,454)	$(10,651)	$(18,516)	$(17,699)
The table below reconciles Segment Adjusted EBITDA for reportable segments to consolidated net loss from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment Adjusted EBITDA for reportable segments	$(10,454)	$(10,651)	$(18,516)	$(17,699)
Remove cash paid for capital expenditures, net of proceeds from sale of assets, and cash paid for investments in affiliates	172	257	668	535
Add recognition of previously deferred revenue associated with upfront and milestone payments	—	379	1,446	686
Other expenses:
Interest expense	(2,063)	(4,633)	(4,101)	(9,137)
Depreciation and amortization	(1,835)	(2,071)	(3,753)	(4,145)
Gain on disposals of assets	—	7	—	7
Impairment losses	(638)	(543)	(1,120)	(543)
Stock-based compensation expense	(2,279)	(3,481)	(5,803)	(8,768)
Adjustment related to accrued bonuses paid in equity awards	—	—	1,698	—
Equity in net loss of affiliates	—	—	(1)	(3)
Other	(105)	(7)	(105)	(14)
Unallocated corporate costs	(8,914)	(10,052)	(18,974)	(18,246)
Eliminations	(32)	(204)	(1,543)	(575)
Consolidated net loss from continuing operations before income taxes	$(26,148)	$(30,999)	$(50,104)	$(57,902)
Revenues by reportable segment were as follows:

	Three Months Ended June 30, 2022
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers	$70	$2,841	$2,911
Intersegment revenues	—	—	—
Total segment revenues	$70	$2,841	$2,911

	Three Months Ended June 30, 2021
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers	$416	$3,399	$3,815
Intersegment revenues	87	—	87
Total segment revenues	$503	$3,399	$3,902

	Six Months Ended June 30, 2022
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers	$154	$8,270	$8,424
Intersegment revenues	1,446	—	1,446
Total segment revenues	$1,600	$8,270	$9,870

	Six Months Ended June 30, 2021
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers	$594	$6,656	$7,250
Intersegment revenues	328	—	328
Total segment revenues	$922	$6,656	$7,578

The table below reconciles total segment revenues from reportable segments to total consolidated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total segment revenues from reportable segments	$2,911	$3,902	$9,870	$7,578
Elimination of intersegment revenues	—	(87)	(1,446)	(328)
Total consolidated revenues	$2,911	$3,815	$8,424	$7,250

For the three months ended June 30, 2022 and 2021, 64.9% and 58.0%, respectively, of total consolidated revenue was attributable to two and one customer, respectively, in the Exemplar segment. For the six months ended June 30, 2022 and 2021, 67.9% and 58.9%, respectively, of total consolidated revenue was attributable to one customer in the Exemplar segment.
As of June 30, 2022 and December 31, 2021, the Company had $3,537 and $4,463, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $70 and $103 for the three months ended June 30, 2022 and 2021, respectively, and $154 and $202 for the six months ended June 30, 2022 and 2021, respectively.

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

The most advanced programs within PGEN Therapeutics are as follows:

PRGN-3005 is a first-in-class, investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to simultaneously express a CAR targeting the unshed portion of the Mucin 16 antigen, mbIL15, and kill switch genes. PRGN-3005 is currently being evaluated in a Phase 1/1b clinical trial for the treatment of advanced, recurrent platinum-resistant ovarian , fallopian tube, or primary peritoneal cancer. In January 2022, we announced the completion of enrollment in the dose escalation phase of both IP and IV arms without lymphodepletion in the ongoing Phase 1 clinical trial. We have initiated dosing at Dose Level 3 with lymphodepletion prior to IV administration of PRGN-3005.

PRGN-3006 is a first-in-class, investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to express a CAR to target CD33 (Siglec-3), mbIL15 and a kill switch gene. PRGN-3006 is currently being evaluated in a Phase 1/1b clinical trial for the treatment of relapsed or refractory, or r/r, acute myeloid leukemia, or AML, or high-risk myelodysplastic syndromes, or MDS. In January 2022, we announced the completion of enrollment in the dose escalation phase in both the non-lymphodepletion and the lymphodepletion cohorts of this Phase 1 trial. The Phase 1b expansion arm is ongoing. In April 2022, we announced that PRGN-3006 was granted Fast Track designation in patients with r/r AML by the FDA. Previously PRGN-3006 was granted Orphan Drug Designation in patients with AML by the FDA.

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
Partnered Program

We have partnered with Castle Creek Biosciences, Inc., or Castle Creek, to advance product candidates D-Fi (debcoemagene autoficel), formerly designated FCX-007, for the treatment of recessive dystrophic epidermolysis bullosa, or RDEB, and FCX-013 for the treatment of localized scleroderma. Pursuant to a previous collaboration, we licensed our technology platforms to Castle Creek for use in certain specified fields, and in exchange, we received and were entitled to certain access fees, milestone payments, royalties, and sublicensing fees related to the development and commercialization of product candidates. In March 2020, we and Castle Creek terminated the original collaboration agreement by mutual agreement, with the parties agreeing that FCX-007 and FCX-013 would be treated as "Retained Products" under the terms of the original agreement. Castle Creek retains a license to continue to develop and commercialize the Retained Products within the field of use for so long as

Castle Creek continues to pursue such development and commercialization, and we are also entitled to certain royalties with respect to the Retained Products.
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
As disclosed in "Notes to Condensed Consolidated Financial Statements (Unaudited) - Note 1", on July 1, 2022, we entered into an agreement to sell 100% of the outstanding membership interests of Trans Ova (the "Trans Ova Sale"), our established bovine genetics company, which is expected to close in Q3 2022. The consummation of the Trans Ova Sale is subject to customary closing conditions, including: (i) the expiration of the waiting period applicable to the Purchase Agreement under the HSR act, as amended, (ii) the absence of any law or governmental order prohibiting the Trans Ova Sale, (iii) the absence of any material adverse effect on the business, assets, results of operation of Trans Ova and its subsidiaries since the signing of the Purchase Agreement, and (iv) the accuracy of the representations and warranties of each party (subject to materiality qualifiers) in the Purchase Agreement and the compliance by each party with its covenants in all material respects. The consummation of the Trans Ova Sale is not subject to any financing contingency.

See also "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report for additional discussion of our discontinued operations.
See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 4" appearing elsewhere in this Quarterly Report for a discussion of Intrexon Energy Partners and Intrexon Energy Partners II.
Segments
As of June 30, 2022, our reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the six months ended June 30, 2022. The Company's segment presentation excludes amounts related to the operations of Trans Ova and MBP Titan which are reported as discontinued operations.
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
Financial overview
We have incurred significant losses since our inception. We anticipate that we may continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. Our historical collaboration and licensing revenues were generated under a business model from which we have gradually transitioned, and we do not expect to expend significant resources servicing our historical collaborations in the future. We may enter into strategic transactions for individual platforms or programs in the future from which we may generate new collaboration and licensing revenues. We continue to generate product and service revenues through our Exemplar subsidiary, and in the six months ended June 30, 2022, generated positive Segment Adjusted EBITDA. Products currently in our clinical pipeline will require regulatory approval and/or commercial scale-up before they may commence significant product sales and operating profits.
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

We generate product and service revenues primarily through sales of products or services that are created from technologies developed or owned by us. Exemplar generates product and service revenues through the development and sale of genetically engineered miniature swine models. We recognize revenue when control of the promised product is transferred to the customer or when the promised service is completed.
In future periods, in connection with our focus on healthcare, our revenues will primarily depend on our ability to advance and create our own programs and the extent to which we bring products enabled by our technologies to market. Other than for collaboration revenues recognized upon cancellation or modification of an existing collaboration or for revenues generated pursuant to future strategic transactions for any of our existing platforms or programs, we expect our collaboration revenues will continue to decrease in the near term. Our revenues will also depend upon our ability to maintain or improve the volume and pricing of Exemplar's current product and service offerings and to develop and scale up production of new offerings from the various technologies of our subsidiaries. As we focus on our healthcare business, we anticipate that our expenses will increase substantially if, and as, we continue to advance the preclinical and clinical development of our existing product candidates and our research programs. We expect a significant period of time could pass before commercialization of our various product candidates or before the achievement of contractual milestones and the realization of royalties on product candidates commercialized under our collaborations and revenues sufficient to achieve profitability. Accordingly, there can be no assurance as to the timing, magnitude, and predictability of revenues to which we might be entitled.
Cost of products and services
Cost of products and services includes primarily labor and related costs, drugs and supplies, feed used in production, and facility charges, including rent and depreciation. Fluctuations in the price of feed have not had a significant impact on our operating margins and no derivative financial instruments are used to mitigate the price risk.
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
Our research and development expenses are generally incurred by our reportable segments and primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services. Our Biopharmaceuticals segment is progressing preclinical and clinical programs that target urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases, including PRGN-3005, PRGN-3006, PRGN-2009, PRGN-2012, and AG019. Exemplar's research and development activities relate to new and improved pig research models. The following table summarizes our research and development expenses incurred by reportable segment and reconciles those expenses to research and development expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Biopharmaceuticals	$11,879	$13,121	$23,597	$23,184
Exemplar	75	63	158	137
Total research and development expenses from reportable segments	11,954	13,184	23,755	23,321
Eliminations	—	—	—	—
Total consolidated research and development expenses	$11,954	$13,184	$23,755	$23,321

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
Results of operations
Comparison of the three months ended June 30, 2022 and the three months ended June 30, 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Revenues
Collaboration and licensing revenues	$—	$301	$(301)	(100.0)%
Product revenues	621	694	(73)	(10.5)%
Service revenues	2,213	2,679	(466)	(17.4)%
Other revenues	77	141	(64)	(45.4)%
Total revenues	2,911	3,815	(904)	(23.7)%
Operating expenses
Cost of products	645	436	209	47.9%
Cost of services	1,166	914	252	27.6%
Research and development	11,954	13,184	(1,230)	(9.3)%
Selling, general and administrative	12,670	14,954	(2,284)	(15.3)%
Impairment of other noncurrent assets	638	543	95	17.5%
Total operating expenses	27,073	30,031	(2,958)	(9.8)%
Operating loss	(24,162)	(26,216)	2,054	(7.8)%
Total other expense, net	(1,986)	(4,783)	2,797	(58.5)%
Loss from continuing operations before income taxes	(26,148)	(30,999)	4,851	(15.6)%
Income tax benefit	89	60	29	48.3%
Loss from continuing operations	(26,059)	(30,939)	4,880	(15.8)%
Income from discontinued operations, net of income taxes (1)	8,424	10,889	(2,465)	(22.6)%
Net loss	$(17,635)	$(20,050)	$2,415	(12.0)%
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report.
Product revenues and gross margin
Product revenues decreased $0.1 million, or 11%, from the three months ended June 30, 2021. The decrease in product revenues was primarily due to product mix and lower customer demand. Gross margin on products declined in the current period as a result of the decreased revenues and an increase in salaries, benefits, and other personnel costs.
Service revenues and gross margin
Service revenues decreased $0.5 million, or 17%, from the three months ended June 30, 2021. The decrease in service revenues was primarily resulting from a lower demand from existing customers. Gross margin on services declined in the current period as a result of decreased revenues and an increase in salaries, benefits, other personnel costs.

Research and development expenses
Research and development expenses decreased $1.2 million, or 9%, from the three months ended June 30, 2021. Contract research organization costs and lab supplies decreased $1.9 million due to timing differences, the completion of our 1b/2a clinical trial of AG019 in the fourth quarter of the prior year, as well as a continued prioritization of clinical product candidates with less expense incurred related to preclinical research programs for the comparable period. This decrease was partially offset with an increase in salaries, benefits, and other personnel costs of $0.7 million primarily due to an increase in the hiring of employees to support the growth in our operations.
Selling, general and administrative expenses
SG&A expenses decreased $2.3 million, or 15%, from the three months ended June 30, 2021. Salaries, benefits, and other personnel costs decreased $1.5 million primarily due to reduced stock compensation in 2022 and a reduction in salaries, benefits and other personnel costs due to reduced head count. Professional fees decreased $0.4 million, primarily due to decreased legal fees associated with certain matters.
Total other expense, net
Total other expense, net, is comprised primarily of interest expense associated with our Convertible Notes issued July 2018. The current period decrease is primarily due to the adoption of a new accounting standard effective January 1, 2022 noted above, which simplified the accounting for the Convertible Notes and reduced non-cash interest expense.

Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the three months ended June 30, 2022 and 2021, for each of our reportable segments as well as unallocated corporate costs.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(11,249)	$(12,540)	$1,291	10.3%
Exemplar	795	1,889	(1,094)	(57.9)%
Unallocated corporate costs	(8,914)	(10,052)	1,138	(11.3)%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 18" appearing elsewhere in this Quarterly Report.
The following table summarizes revenues from external customers for the three months ended June 30, 2022 and 2021, for each of our reportable segments.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Biopharmaceuticals	$70	$416	$(346)	(83.2)%
Exemplar	2,841	3,399	(558)	(16.4)%
Biopharmaceuticals
Segment Adjusted EBITDA improved as we had decreased costs associated with the advancement of our clinical and preclinical programs.

Exemplar
Revenues for Exemplar decreased due to a decrease in services performed resulting from a lower demand from existing customers. The decline in Segment Adjusted EBITDA was primarily due to the decreased revenues and increased personnel costs.
Unallocated Corporate Costs
Unallocated corporate costs decreased primarily due to decreased professional fees including legal fees associated with certain matters and reduced head count.

Comparison of the six months ended June 30, 2022 and the six months ended June 30, 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Revenues
Collaboration and licensing revenues	$—	$367	$(367)	(100.0)%
Product revenues	1,113	1,306	(193)	(14.8)%
Service revenues	7,146	5,303	1,843	34.8%
Other revenues	165	274	(109)	(39.8)%
Total revenues	8,424	7,250	1,174	16.2%
Operating expenses
Cost of products	1,122	824	298	36.2%
Cost of services	2,383	1,888	495	26.2%
Research and development	23,755	23,321	434	1.9%
Selling, general and administrative	26,359	29,220	(2,861)	(9.8)%
Impairment of goodwill	482	—	482	N/A
Impairment of other noncurrent assets	638	543	95	17.5%
Total operating expenses	54,739	55,796	(1,057)	(1.9)%
Operating loss	(46,315)	(48,546)	2,231	(4.6)%
Total other expense, net	(3,788)	(9,353)	5,565	(59.5)%
Equity in net loss of affiliates	(1)	(3)	2	(66.7)%
Loss from continuing operations before income taxes	(50,104)	(57,902)	7,798	(13.5)%
Income tax benefit	147	112	35	31.3%
Loss from continuing operations	(49,957)	(57,790)	7,833	(13.6)%
Income from discontinued operations, net of income taxes (1)	13,071	20,422	(7,351)	(36.0)%
Net loss	$(36,886)	$(37,368)	$482	(1.3)%
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report.
Product revenues and gross margin
Product revenues decreased $0.2 million, or 15%, from the six months ended June 30, 2021. The decrease in product revenues was primarily due to product mix and lower customer demand. Gross margin on products declined in the current period as a result of the decreased revenues and an increase in salaries, benefits, and other personnel costs.

Service revenues and gross margin
Service revenues increased $1.8 million, or 35%, over the six months ended June 30, 2021. The increase in service revenues was primarily due to higher demand from existing and new customers as well as a combination of price increases and a change in the pricing structure with certain customers. Gross margin on services remained comparable to the prior year as increased revenues were offset by increased costs for supplies, drugs, and personnel costs.

Research and development expenses
Research and development expenses increased $0.4 million, or 2%, over the six months ended June 30, 2021. Salaries, benefits, and other personnel costs increased $1.2 million due to an increase in the hiring of employees to support the growth in the Company's development activities. This increase was partially offset with a decrease of contract research organization costs and lab supplies of $0.9 million, primarily due to timing differences, the completion of our 1b/2a clinical trial of AG019 in the fourth quarter of the prior year, and as well as a continued prioritization of clinical product candidates with less expense incurred related preclinical research programs for the comparable period.

Selling, general and administrative expenses
SG&A expenses decreased $2.9 million, or 10%, from the six months ended June 30, 2021. Salaries, benefits, and other personnel costs decreased $3.5 million primarily due to reduced stock compensation in 2022 and reduced head count. This decrease was partially offset with an increase in legal and professional fees of $1.1 million, primarily due to increased consulting fees and legal fees associated with certain matters.
Total other expense, net
Total other expense, net, is comprised primarily of interest expense associated with our Convertible Notes issued July 2018. The current period decrease is primarily due to the adoption of a new accounting standard effective January 1, 2022 noted above, which simplified the accounting for the Convertible Notes and reduced non-cash interest expense.

Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the six months ended June 30, 2022 and 2021, for each of our reportable segments as well as unallocated corporate costs.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(22,869)	$(21,394)	$(1,475)	(6.9)%
Exemplar	4,353	3,695	658	17.8%
Unallocated corporate costs	(18,974)	(18,246)	(728)	4.0%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 18" appearing elsewhere in this Quarterly Report.

The following table summarizes revenues from external customers for the six months ended June 30, 2022 and 2021, for each of our reportable segments.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Biopharmaceuticals	$154	$594	$(440)	(74.1)%
Exemplar	8,270	6,656	1,614	24.2%
Biopharmaceuticals
Segment Adjusted EBITDA declined as we had increased costs associated with the advancement of our clinical and preclinical programs.
Exemplar
Revenues for Exemplar increased due to an increase in services performed resulting from a higher demand from existing and new customers. The improvement in Segment Adjusted EBITDA was primarily due to the increased revenues.
Unallocated Corporate Costs
Unallocated corporate costs increased primarily due to increased professional fees including legal fees associated with certain matters.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception, and as of June 30, 2022, we had an accumulated deficit of $1.9 billion. From our inception through June 30, 2022, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers. As of June 30, 2022, we had cash and cash equivalents of $49.5 million and short-term and long-term investments of $83.3 million. Cash in excess of immediate requirements is typically invested primarily in money market funds and U.S. government debt securities in order to maintain liquidity and preserve capital.
We currently generate cash receipts primarily from sales of products and services and from strategic transactions.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(25,836)	$(24,160)
Investing activities	33,141	(112,482)
Financing activities	(276)	121,063
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(471)	184
Net increase (decrease) in cash, cash equivalents, and restricted cash	$6,558	$(15,395)

Cash flows from operating activities:
During the six months ended June 30, 2022, our net loss was $36.9 million, which includes the following significant noncash expenses totaling $12.4 million from continuing operations: (i) $6.5 million of depreciation and amortization expense and (ii) $5.9 million of stock-based compensation expense.
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
Our cash outflows from operations during the six months ended June 30, 2022 increased $1.7 million from the six months ended June 30, 2021 primarily due to decreased cash inflows provided by Trans Ova and Exemplar.
Cash flows from investing activities:
During the six months ended June 30, 2022, we received $36.0 million of proceeds from maturities of investments.
During the six months ended June 30, 2021, we purchased $116.2 million of investments, net of maturities, primarily using the proceeds received from the underwritten public offering discussed below.
Cash flows from financing activities:
During the six months ended June 30, 2022, we made payments of long-term debt of $0.2 million.
During the six months ended June 30, 2021, we received $121.0 million proceeds from the sale of our common stock in an underwritten public offering.
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
•the timing, receipt, and amount of any payments received in connection with strategic transactions, including the sale of Trans Ova;
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
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of June 30, 2022 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$13,174	$1,977	$4,157	$3,317	$3,723
Convertible debt (1)	200,000	—	200,000	—	—
Cash interest payable on convertible debt	10,500	7,000	3,500	—	—
Total	$223,674	$8,977	$207,657	$3,317	$3,723
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Notes 11" appearing elsewhere in this Quarterly Report for further discussion of our convertible debt.
In addition to the obligations in the table above, as of June 30, 2022 we also have the following significant contractual obligations described below.
In conjunction with the formation of our JVs, we committed to making future capital contributions subject to certain conditions and limitations. As of June 30, 2022, our remaining capital contribution commitments to our JVs were $14.2 million. These future capital contributions are not included in the table above due to the uncertainty of the timing and amounts of such contributions.

We are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products that incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. As of June 30, 2022, we also had research and development commitments with third parties totaling $19.5 million that had not yet been incurred.
Net operating losses
As of June 30, 2022, we had net operating loss carryforwards of approximately $862.0 million for U.S. federal income tax purposes available to offset future taxable income, including $610.0 million generated after 2017, U.S. capital loss carryforwards of $212.5 million, and U.S. federal and state research and development tax credits of approximately $11.5 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Net operating loss carryforwards generated prior to 2018 have begun to expire in 2022, and capital loss carryforwards will expire if unutilized beginning in 2024. Our foreign subsidiaries included in continuing operations have foreign loss carryforwards of approximately $68.6 million, most of which do not expire. Excluding certain deferred tax liabilities totaling $2.3 million, our remaining net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.
As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of June 30, 2022, Precigen has utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of June 30, 2022, approximately $41.4 million of available domestic net operating losses were inherited via acquisitions and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
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

Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $132.8 million and $157.2 million as of June 30, 2022 and December 31, 2021, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities and certificates of deposit, which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
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
There has been no change in our internal control over financial reporting during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2022, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 16" appearing elsewhere in this Quarterly Report for further discussion of ongoing legal matters.
Item 1A. Risk Factors
As disclosed in "Summary of Risk Factors" and "Item 1A. Risk Factors" in our Annual Report, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. There are no additional material updates or changes to our risk factors since the filing of our Annual Report, except as discussed below.
In evaluating our risks, readers also should carefully consider the risk factors discussed in our Annual Report and the risk factor included in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, or operating results, in addition to the other information set forth in this report and in our other filings with the SEC.

We are subject to a number of risks associated with the sale of Trans Ova, and these risks could adversely impact our operations, financial condition and business. The proceeds we receive from the sale, together with certain additional funds, will be placed in a segregated account upon the closing of the Transaction and must be used for certain permitted purposes, including resolution of our outstanding convertible bonds, and therefore we have limited discretion in the use of proceeds and the additional funds we put in.

On July 1, 2022, we entered into an agreement (the “Purchase Agreement”) to sell 100% of the outstanding membership interests of Trans Ova Genetics, L.C., an Iowa limited liability company (“Trans Ova”), our wholly-owned subsidiary, to Spring Bidco LLC, a Delaware limited liability company (the “Buyer”) in exchange for $170 million in cash payable at the closing of the transaction (subject to a working capital adjustment mechanism) and up to $10 million in cash in earn-out payments over two years (the “Transaction”). We are subject to a number of risks in connection with the Transaction, including risks associated with:

•the failure to satisfy on the expected timeline, or at all, the closing conditions set forth in the Purchase Agreement, whether due to a failure to receive, or delay in the receipt of, clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 or other third party consents required for the transaction or our inability to satisfy other conditions to the consummation of the Transaction;
•the need to incur significant transaction costs in connection with the Transaction, regardless of whether it is completed;
•the diversion of our management’s attention from the operation of the business we are retaining;
•the share price of our common stock falling if the Transaction is not consummated, to the extent that the current market price of our common stock reflects an assumption that the Transaction will be completed;
•a negative impact on our liquidity and our ability to meet our obligations when due, including the outstanding convertible bonds, if the Transaction is not consummated;
•our failure to realize the full purchase price anticipated under the Purchase Agreement, including due to the inability of Trans Ova to generate sufficient EBITDA following the closing during the relevant periods to result in payment of the targeted earn-out payments;
•the inability of the Buyer to pay the purchase price;
•becoming the target of litigation, including securities class action lawsuits and derivative lawsuits, that could result in substantial costs and may delay or prevent the consummation of the Transaction;
•business uncertainties and contractual restrictions while the Transaction is pending;

•any disruptions to our business resulting from the announcement and pendency of the Transaction, which may continue or intensify in the event the Transaction is not consummated or is significantly delayed; and
•other developments beyond our control that may affect the timing or success of the Transaction.

In connection with the closing of the Transaction, we will hold a total of $200 million, comprising the purchase price and certain additional funds, in a segregated account and will use such funds for certain permitted purposes, including resolution of our outstanding convertible bonds. Therefore, we have limited discretion in the use of proceeds and the additional funds we put in to the segregated account, which may have a negative impact on our liquidity and ability to satisfy our capital requirements and we may be prevented from using the cash opportunistically for other purposes.

As a result of these risks, we may be unable to realize the anticipated benefits of the Transaction, including the total amount of cash we expect to realize. Our failure to realize the anticipated benefits of the Transaction would adversely impact our operations, financial condition and business and could limit our ability to pursue additional strategic transactions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults on Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
2.1
Membership Interest Purchase Agreement dated July 1, 2022 by and among Precigen, Inc., Trans Ova Genetics, L.C. and Spring Bidco LLC, originally filed as Exhibit 2.1 to Precigen’s Form 8-K filed with the SEC on July 5, 2022, which is incorporated by reference herein

2.2
Guarantee by and among Precigen, Inc., Trans Ova Genetics, L.C., Spring Bidco LLC and Houdstermaatschappij Wilg B.V., dated as of July 1, 2022, originally filed as Exhibit 2.2 to Precigen’s Form 8-K filed with the SEC on July 5, 2022, which is incorporated by reference herein

31.1
Certification of Helen Sabzevari, Chief Executive Officer (Principal Executive Officer) of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precigen, Inc.
(Registrant)

Date: August 8, 2022	By:	/s/ HARRY THOMASIAN JR.
Harry Thomasian Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)