Form 10-Q
period 2022-09-30
PRECIGEN, INC.
filed 2022-11-09
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022, 208,150,021 shares of common stock, no par value per share, were issued and outstanding.

PRECIGEN, INC.
FORM 10-Q

Intrexon®, UltraCAR-T®, RheoSwitch®, UltraVector®, RTS®, and RheoSwitch Therapeutic System® are our and/or our affiliates' registered trademarks in the United States and ActoBiotics™, GenVec™, Precigen™, AdenoVerse™, ActoBio Therapeutics™, UltraPorator™, AttSite™, and Precigen Therapeutics™ are our and/or our affiliates' common law trademarks in the United States. This Quarterly Report on Form 10-Q, or Quarterly Report, and the information incorporated herein by reference contain references to trademarks, service marks, and trade names owned by us or other companies. Solely for convenience, trademarks, service marks, and trade names referred to in this Quarterly Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use or display of other companies' trade names, service marks, or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names, and service marks appearing in this Quarterly Report are the property of their respective owners. Unless the context requires otherwise, references in this Quarterly Report to "Precigen", "we", "us", and "our" refer to Precigen, Inc.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$9,067	$36,423
Restricted cash	82,443	—
Short-term investments	62,260	72,240
Receivables
Trade, less allowance for credit losses of $184 as of September 30, 2022 and December 31, 2021	1,175	1,341
Related parties, less allowance for credit losses of $0 as of September 30, 2022 and $1,509 December 31, 2021	19	73
Other	1,260	566
Inventory	219	326
Prepaid expenses and other	6,363	5,471
Current assets held for sale	—	40,188
Total current assets	162,806	156,628
Long-term investments	—	48,562
Property, plant and equipment, net	7,611	8,599
Intangible assets, net	42,416	52,291
Goodwill	36,713	37,554
Right-of-use assets	8,828	9,990
Other assets	871	936
Noncurrent assets held for sale	—	45,296
Total assets	$259,245	$359,856
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2022	December 31, 2021
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$4,201	$3,112
Accrued compensation and benefits	5,792	7,856
Other accrued liabilities	11,685	7,817
Deferred revenue	76	1,490
Current portion of long-term debt	82,069	52
Current portion of lease liabilities	1,041	1,393
Related party payables	—	74
Current liabilities held for sale	—	12,851
Total current liabilities	104,864	34,645
Long-term debt, net of current portion	—	179,882
Deferred revenue, net of current portion, including of $0 and $21,205 from related parties as of September 30, 2022 and December 31, 2021, respectively	1,818	23,023
Lease liabilities, net of current portion	7,939	8,747
Deferred tax liabilities	2,092	2,539
Long-term liabilities held for sale	—	3,672
Total liabilities	116,713	252,508
Commitments and contingencies (Note 16)
Shareholders' equity
Common stock, no par value, 400,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 208,150,021 shares and 206,739,874 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,996,104	2,022,701
Accumulated deficit	(1,846,391)	(1,915,556)
Accumulated other comprehensive (loss) income	(7,181)	203
Total shareholders' equity	142,532	107,348
Total liabilities and shareholders' equity	$259,245	$359,856
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Collaboration and licensing revenues	$14,561	$22	$14,561	$389
Product revenues	342	554	1,455	1,860
Service revenues	1,750	2,632	8,896	7,935
Other revenues	69	125	234	399
Total revenues	16,722	3,333	25,146	10,583
Operating Expenses
Cost of products	463	482	1,585	1,306
Cost of services	1,114	970	3,497	2,858
Research and development	12,622	12,434	36,377	35,755
Selling, general and administrative	10,137	10,977	36,496	40,197
Impairment of goodwill	—	—	482	—
Impairment of other noncurrent assets	—	—	638	543
Total operating expenses	24,336	24,863	79,075	80,659
Operating loss	(7,614)	(21,530)	(53,929)	(70,076)
Other Expense, Net
Interest expense	(2,036)	(4,765)	(6,137)	(13,902)
Interest income	56	48	131	129
Other income (expense), net	1,038	(133)	1,276	(430)
Total other expense, net	(942)	(4,850)	(4,730)	(14,203)
Equity in net income (loss) of affiliates	862	—	861	(3)
Loss from continuing operations before income taxes	(7,694)	(26,380)	(57,798)	(84,282)
Income tax benefit	50	61	197	173
Loss from continuing operations	(7,644)	(26,319)	(57,601)	(84,109)
Income (loss) from discontinued operations, net of income taxes	95,023	(3,445)	108,094	16,977
Net income (loss)	$87,379	$(29,764)	$50,493	$(67,132)
Net Loss per Share
Net loss from continuing operations per share, basic and diluted	$(0.04)	$(0.13)	$(0.29)	$(0.43)
Net income (loss) from discontinued operations per share, basic and diluted	0.48	(0.02)	0.54	0.09
Net income (loss) per share, basic and diluted	$0.44	$(0.15)	$0.25	$(0.34)
Weighted average shares outstanding, basic and diluted	200,670,590	199,179,763	200,256,046	197,254,438
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Net income (loss)	$87,379	$(29,764)	$50,493	$(67,132)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	99	42	(905)	(43)
Loss on foreign currency translation adjustments	(2,724)	(1,068)	(6,479)	(2,439)
Comprehensive income (loss)	$84,754	$(30,790)	$43,109	$(69,614)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at June 30, 2022	208,150,021	$—	$1,993,979	$(4,556)	$(1,933,770)	$55,653
Stock-based compensation expense	—	—	2,125	—	—	2,125
Net income	—	—	—	—	87,379	87,379
Other comprehensive loss	—	—	—	(2,625)	—	(2,625)
Balances at September 30, 2022	208,150,021	$—	$1,996,104	$(7,181)	$(1,846,391)	$142,532

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at June 30, 2021	206,580,928	$—	$2,017,413	$2,541	$(1,860,758)	$159,196
Stock-based compensation expense	—	—	2,490	—	—	2,490
Shares issued upon vesting of restricted stock units and for exercises of stock options	157,571	—	351	—	—	351
Net loss	—	—	—	—	(29,764)	(29,764)
Other comprehensive income	—	—	—	(1,026)	—	(1,026)
Balances at September 30, 2021	206,738,499	$—	$2,020,254	$1,515	$(1,890,522)	$131,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2021	206,739,874	$—	$2,022,701	$203	$(1,915,556)	$107,348
Cumulative effect of adoption of ASU 2020-06	—	—	(36,868)	—	18,672	(18,196)
Stock-based compensation expense	—	—	7,996	—	—	7,996
Shares issued upon vesting of restricted stock units and for exercises of stock options	354,089	—	1	—	—	1
Shares issued for accrued compensation	772,071	—	1,698	—	—	1,698
Shares issued as payment for services	283,987	—	576	—	—	576
Net income	—	—	—	—	50,493	50,493
Other comprehensive loss	—	—	—	(7,384)	—	(7,384)
Balances at September 30, 2022	208,150,021	$—	$1,996,104	$(7,181)	$(1,846,391)	$142,532

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2020	187,663,207	$—	$1,886,567	$3,997	$(1,823,390)	$67,174
Stock-based compensation expense	—	—	11,462	—	—	11,462
Shares issued upon vesting of restricted stock units and for exercises of stock options	1,750,521	—	603	—	—	603
Shares issued as payment for services	74,771	—	577	—	—	577
Shares issued in public offerings, net of issuance costs	17,250,000	—	121,045	—	—	121,045
Net loss	—	—	—	—	(67,132)	(67,132)
Other comprehensive loss	—	—	—	(2,482)	—	(2,482)
Balances at September 30, 2021	206,738,499	$—	$2,020,254	$1,515	$(1,890,522)	$131,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2022	2021
Cash flows from operating activities
Net income (loss)	$50,493	$(67,132)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,044	10,442
Gain on disposals of assets, net	421	89
Impairment of goodwill	482	—
Impairment of other noncurrent assets	638	543
Gain on sale of discontinued operations	(94,702)	—
Gain on debt retirement	(1,285)	—
Amortization of premiums on investments, net	667	893
Equity in net (income) loss of affiliates	(861)	3
Stock-based compensation expense	7,996	11,462
Shares issued as payment for services	576	577
Provision for credit losses	944	1,219
Accretion of debt discount and amortization of deferred financing costs	934	8,641
Deferred income taxes	(162)	(180)
Noncash gain on termination of operating leases	—	(4,602)
Other noncash items	105	—
Changes in operating assets and liabilities:
Receivables:
Trade	(2,446)	(5,285)
Related parties	54	(47)
Other	230	(610)
Inventory	2,408	1,422
Prepaid expenses and other	(1,305)	(388)
Other assets	(1)	282
Accounts payable	728	(678)
Accrued compensation and benefits	(578)	(304)
Other accrued liabilities	(479)	1,505
Deferred revenue	(23,343)	903
Lease liabilities	(79)	107
Related party payables	(78)	4
Other long-term liabilities	(50)	(50)
Net cash used in operating activities	(49,649)	(41,182)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2022	2021
Cash flows from investing activities
Purchases of investments	$—	$(174,221)
Sales and maturities of investments	56,967	82,000
Purchases of property, plant and equipment	(4,871)	(4,474)
Proceeds from sale of assets	594	2,537
Proceeds from sale of discontinued operations	162,306	—
Proceeds from repayment of notes receivable	—	3,689
Net cash provided by (used in) investing activities	214,996	(90,469)
Cash flows from financing activities
Proceeds from issuance of shares, net of issuance costs	—	121,045
Repurchase of Convertible Notes	(115,658)	—
Payments of long-term debt	(353)	(351)
Proceeds from stock option exercises	1	603
Net cash (used in) provided by financing activities	(116,010)	121,297
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(804)	264
Net increase (decrease) in cash, cash equivalents, and restricted cash	48,533	(10,090)
Cash, cash equivalents, and restricted cash
Beginning of period	43,343	52,250
End of period	$91,876	$42,160
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$8,187	$7,116
Cash paid during the period for income taxes	—	4
Significant noncash activities
Accrued compensation paid in equity awards	$1,698	$—
Purchases of property and equipment included in accounts payable and other accrued liabilities	199	108
Proceeds from sale of assets included in accounts receivable	147	124
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of September 30, 2022 and December 31, 2021 as shown above:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$9,067	$36,423
Restricted cash	82,443	—
Cash and cash equivalents included in current assets held for sale	—	6,497
Restricted cash included in other assets	366	423
Cash, cash equivalents, and restricted cash	$91,876	$43,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except share and per share data)
1. Organization
Precigen, Inc. ("Precigen"), a Virginia corporation, is a synthetic biology company with a focus on its discovery and clinical stage activities to advance the next generation of gene and cellular therapies to target the most urgent and intractable challenges in immuno-oncology, autoimmune disorders, and infectious diseases. Precigen operates through the following subsidiaries:
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
Effective October 1, 2019, Precigen transferred substantially all of its proprietary methane bioconversion platform ("MBP") assets to a wholly owned subsidiary, MBP Titan LLC ("MBP Titan"). MBP Titan's proprietary technology is designed to convert natural gas into more valuable and usable energy and chemical products through novel, highly engineered bacteria that utilize specific energy feedstocks. Prior to October 1, 2019, the operation transferred to MBP Titan was an operating division within Precigen. Beginning in the second quarter of 2020, the Company suspended MBP Titan's operations and began the process to wind down MBP Titan's activities and had substantially completed the wind down by December 31, 2020, with the final disposition of certain property and equipment and the facility operating lease occurring in January 2021. With the exception of certain assets and obligations with which the Company had a continuing involvement after the wind down, MBP Titan has been presented as discontinued operations for all periods presented. See Note 3 for further discussion.
On August 18, 2022, Precigen completed the previously announced sale of 100% of the issued and outstanding membership interests in its wholly-owned subsidiary, Trans Ova Genetics, L.C. (“Trans Ova”), a provider of reproductive technologies, including services and products sold to cattle breeders and other producers. See Note 3 for further discussion. Trans Ova was formerly a separate reportable segment.

Precigen and its consolidated subsidiaries are hereinafter referred to as the "Company."

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of September 30, 2022 and results of operations and cash flows for the periods ended September 30, 2022 and 2021. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
The accompanying condensed consolidated financial statements reflect the operations of Precigen and its subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity and Going Concern

During the nine months ended September 30, 2022, the Company incurred a loss from continuing operations of $57,601 and used $49,649 of cash in its operations, and as of September 30, 2022, had an accumulated deficit of $1,846,391. The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows from operations to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. In addition, as of September 30, 2022, the Company had $153,770 in cash, cash equivalents, short-term investments, and restricted cash, and had no committed source of additional funding from either debt or equity financings, although the Company may, in its discretion, sell equity securities under the terms of the at-the-market sales agreement (See Note 13), subject to certain conditions and limitations. Given the Company’s current cash position and forecasted negative cash flows from operating activities for the foreseeable future, as well as convertible notes with a face value of $82,440 that are due on July 1, 2023 (See Note 11), management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to fund its operations on an ongoing basis is dependent upon the successful execution of management’s plans, which include raising additional capital in the near term. This additional capital could be raised through a combination of non-dilutive financings (including collaborations, strategic alliances, monetization of non-core assets, marketing, distribution or licensing arrangements), dilutive financings (including equity and/or debt financings) and, in the longer term, from revenue related to product sales, to the extent its product candidates receive marketing approval and can be commercialized. There can be no assurance that new financings or other transactions will be available to the Company on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances, monetization of non-core assets or marketing, distribution or licensing arrangement may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, which may include research and development and clinical trials. This may have a material adverse effect on the Company’s business, financial condition, results of operations and ability to operate as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.
Risks and Uncertainties
The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of therapeutic product candidates. Principal among these risks are dependence on key individuals and intellectual property, competition from products and companies, and the technical risks associated with the successful research, development and clinical manufacturing of its therapeutic product candidates.
In addition, COVID-19 has had and continues to have an extensive impact on the global health and economic environments. Furthermore, there is uncertainty regarding the duration and severity of the ongoing pandemic, and the Company could experience delays or other pandemic-related events that may adversely impact the Company's clinical as well as preclinical pipeline candidates in the future.
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
Variable Interest Entities
As of December 31, 2021 and through July 2022, the Company determined that its JVs were variable interest entities ("VIEs"). The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. As of December 31, 2021 and through July 2022, the Company had no risk of loss related to the identified VIEs. In July 2022, the Company obtained substantially all of the membership interests that were previously owned by others of these VIEs, and began consolidating those entities at the time of the acquisitions. The operations and financial position of those entities were not material as of and for the three and nine months ended September 30, 2022. See Note 4 and Note 16 for additional discussion.
Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net loss per share calculation, shares to be issued pursuant to convertible debt, stock options, RSUs, and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive to loss from continuing operations and, therefore, basic and diluted net loss per share were the same for all periods presented.
The following potentially dilutive securities as of September 30, 2022 and 2021, have been excluded from the above computations of diluted weighted average shares outstanding for the three and nine months then ended as they would have been anti-dilutive:

	September 30,
	2022	2021
Convertible debt	4,836,112	11,732,440
Options	15,317,186	12,249,109
Restricted stock units	697,815	468,481
Warrants	121,888	121,888
Total	20,973,001	24,571,918
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
Trans Ova
As part of the Company's strategic shift to becoming a primarily healthcare company, as discussed in Note 1, on August 18, 2022, the Company completed the previously announced sale of 100% of the issued and outstanding membership interests in its wholly-owned subsidiary,Trans Ova, to Spring Bidco LLC, a Delaware limited liability company for $170,000 and up to $10,000 in cash earn-out payments contingent upon the performance of Trans Ova in 2022 and 2023 (the “Transaction”). The Company received $162,306 in proceeds, net of certain transaction costs, on August 18, 2022, after giving effect to the preliminary closing purchase price adjustments. The final working capital adjustment of approximately $1,000 is expected to be received in the fourth quarter of 2022.

The Company elected to account for the contingent consideration arrangement as a gain contingency in accordance with ASC 450, Contingencies (Subtopic 450-30). Under this approach, the Company recognizes the contingent consideration receivable in earnings after the contingency is resolved. Accordingly, to determine the initial gain on the sale of Trans Ova, the Company did not include an amount related to the contingent consideration arrangement as part of the consideration received.

In connection with the Transaction, the Company, as of September 30, 2022, holds a total of $82,443, in a segregated account to be used for certain permitted purposes, including resolution of the Company’s outstanding convertible notes as discussed further in Note 11. In addition, the Company is required to indemnify the Buyer for certain expenses incurred post close (related to covenants and certain additional specified liabilities including certain patent infringement lawsuits), if incurred, in amounts not to exceed $5,750, which was recorded as a reduction of the gain on divestiture in the three and nine months ended September 30, 2022, and is included in other accrued liabilities as of September 30, 2022. To date, the Company has not received an indemnification claim.

The carrying values of the major classes of assets and liabilities included in assets and liabilities held for sale related to Trans Ova as of December 31, 2021, are as follows:

December 31, 2021
Assets
Cash and cash equivalents	$6,497
Trade receivables, net	19,491
Inventory	12,935
Other current assets	1,265
Property, plant and equipment, net	25,716
Intangible assets, net	1,824
Goodwill	16,594
Right-of-use assets	910
Other noncurrent assets	252
Total assets held for sale	$85,484
Liabilities
Accounts payable	$2,293
Accrued compensation and benefits	3,367
Other accrued liabilities	3,778
Deferred revenue	2,952
Current portion of long-term debt	350
Other current liabilities	111
Long-term debt, net of current portion	2,867
Other long-term liabilities	805
Total liabilities held for sale	$16,523

The following table presents the financial results of discontinued operations related to Trans Ova for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenues	$4,322	$6,743	$21,494	$20,153
Service revenues	7,880	11,485	49,657	48,916
Total revenues	12,202	18,228	71,151	69,069
Cost of products	4,163	7,010	18,634	17,895
Cost of services	4,352	6,988	22,701	21,400
Research and development	481	486	2,348	1,367
Selling, general and administrative	3,204	7,683	15,215	17,162
Total operating expenses	12,200	22,167	58,898	57,824
Operating income (loss)	2	(3,939)	12,253	11,245
Other income, net	319	434	1,139	1,133
Gain on divestiture	94,702	—	94,702	—
Income (loss) before income taxes	95,023	(3,505)	108,094	12,378
Income tax (expense) benefit	—	—	—	—
Income (loss) from discontinued operations	$95,023	$(3,505)	$108,094	$12,378
The following table presents the significant noncash items, purchases of property, plant and equipment, and proceeds from sales of assets for the discontinued operations related to Trans Ova that are included in the accompanying condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2022	2021
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	$3,574	$4,268
Loss on disposal of assets	421	547
Stock-based compensation expense	9	272
Provision for credit losses	944	1,035
Cash flows from investing activities
Purchases of property, plant and equipment	(3,529)	(2,731)
Proceeds from sale of assets	594	1,425
MBP Titan
As a result of market uncertainty driven by the COVID-19 pandemic and the state of the energy sector raising significant challenges for the strategic alternatives pursued by MBP Titan, beginning in the second quarter of 2020 and throughout the remainder of 2020, the Company suspended MBP Titan's operations, preserved certain of MBP Titan's intellectual property, terminated all of its personnel, and undertook steps to dispose of its other assets and obligations. The wind down of MBP Titan's activities was substantially completed by December 31, 2020, with the final disposition of certain property and equipment and the facility operating lease occurring in January 2021. This discontinuation of operations represented the continuation of a strategic shift to becoming a primarily healthcare company advancing technologies and products that address complex healthcare challenges that the Company commenced in 2020. The assets, liabilities, and expenses related to the discontinued operations of MBP Titan are presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods.
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
After the wind down of MBP Titan, certain assets and contractual obligations which were previously managed by MBP Titan continue to be managed at the Precigen corporate level. These remaining assets and contractual obligations include the Company's equity interest in and collaboration agreements with Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), and Intrexon Energy Partners II, LLC ("Intrexon Energy Partners II"), including the associated deferred revenue remaining under each collaboration agreement which was recognized as revenue in the third quarter of 2022 upon acquiring control of these entities (See Notes 2, 4, 5 and 16), as well as the associated intellectual property developed by MBP Titan to date. These assets, liabilities, and related historical revenue and equity losses are included in the Company's operating results from continuing operations in the accompanying condensed consolidated financial statements for all periods presented as a result of the Company's continuing involvement.
There were no discontinued operations related to MBP Titan for the three and nine months ended September 30, 2022. The following table presents the financial results of discontinued operations related to MBP Titan for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Operating gain	60	4,599
Operating gain	60	4,599
Gain from discontinued operations	$60	$4,599

The following table presents the significant noncash items, purchases of property, plant and equipment, and proceeds from sales of assets for the discontinued operations related to MBP Titan for the nine months ended September 30, 2021 that are included in the accompanying condensed consolidated statements of cash flows.

Nine Months Ended September 30,
2021
Adjustments to reconcile net loss to net cash used in operating activities
Gain on disposals of assets	$(464)
Noncash gain on termination of leases	(4,602)
Cash flows from investing activities
Proceeds from sales of assets	1,083
4. Investments in Joint Ventures
Intrexon Energy Partners
In 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, LLC ("Third Security"), entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners, a JV formed to optimize and scale-up the Company's MBP technology for the production of certain fuels and lubricants. The Company also entered into an exclusive channel collaboration ("ECC") with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion for the production of certain fuels and lubricants, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Precigen committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. Intrexon

Energy Partners is governed by the Intrexon Energy Partners Board, which has five members. Prior to Precigen’s purchase of certain membership interests from the IEP Investors in the third quarter of 2022 as discussed below and in Notes 3 and 16, two members of the Intrexon Energy Partners Board were designated by the Company and three members were designated by a majority of the IEP Investors. Upon accumulating 87.5% of the membership interests owned by the IEP Investors in the third quarter of 2022, the Company now has the right to designate all members of the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(428) as of December 31, 2021, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets, which represents the Company's equity in losses for contractually committed contributions to Intrexon Energy Partners.
See Notes 3 and 16 for additional discussion regarding the Company's investment in Intrexon Energy Partners.
Intrexon Energy Partners II
In 2015, the Company and certain investors (the "IEPII Investors"), entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners II, a JV formed to utilize the Company's MBP technology for the production of 1,4-butanediol, an industrial chemical used to manufacture spandex, polyurethane, plastics, and polyester. The Company also entered into an ECC with Intrexon Energy Partners II that provides exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $18,000 while retaining a 50% membership interest in Intrexon Energy Partners II. The IEPII Investors made initial capital contributions, totaling $18,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners II totaling 50%. In December 2015, the owners of Intrexon Energy Partners II made a capital contribution of $4,000, half of which was paid by the Company. Precigen committed to make additional capital contributions of up to $10,000, and the IEPII Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners II, committed to make additional capital contributions of up to $10,000, at the request of Intrexon Energy Partners II's board of managers (the "Intrexon Energy Partners II Board") and subject to certain limitations. Intrexon Energy Partners II is governed by the Intrexon Energy Partners II Board, which has five members. Prior to Precigen’s purchase of the membership interests from the IEPII Investors in the third quarter of 2022, one member of the Intrexon Energy Partners II Board was designated by the Company and four members were designated by a majority of the IEPII Investors. Upon acquisition of all of the membership interests owned by the IEPII Investors in the third quarter of 2022 (the Company purchased the remaining 2.9% membership units in the fourth quarter of 2022), the Company now has the right to designate all members of the Intrexon Energy Partners II Board.
The Company's investment in Intrexon Energy Partners II was $(435) as of December 31, 2021, and is included in other accrued liabilities in the accompanying condensed consolidated balance sheets, which represents the Company's equity in losses for contractually committed contributions to Intrexon Energy Partners II.
See Notes 3 and 16 for additional discussion regarding the Company's investment in Intrexon Energy Partners II.

Acquisition of Membership Interests in Intrexon Energy Partners and Intrexon Energy Partners II

As discussed in Note 16, under the Arbitration Matter (as defined in Note 16) the Company acquired certain membership interests in both Intrexon Energy Partners and Intrexon Energy Partners II in the third quarter of 2022 for an aggregate amount of approximately $7,000. The Company recorded the $7,000 payment as a reduction of the revenue that was recognized in the third quarter of 2022 (from deferred revenue – see Note 5) upon the Company obtaining control of Intrexon Energy Partners and Intrexon Energy Partners II. The fair value of the net assets of Intrexon Energy Partners and Intrexon Energy Partners II at the acquisition date is deemed to be substantially $0.

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
Intrexon Energy Partners and Intrexon Energy Partners II Collaborations
In July 2022, the Company obtained control of the Board of Managers of each of Intrexon Energy Partners and Intrexon Energy Partners II (as discussed in Notes 3, 4, and 16). Based on its assessment of the status of each collaboration, the Company determined that there was a substantial likelihood that no further performance obligations would occur under the respective collaboration agreements. Accordingly, the Company recognized the remaining balance of deferred revenue associated with Intrexon Energy Partners and Intrexon Energy Partners II, less the amounts paid to acquire the membership interests of the investors for an aggregate amount of approximately $7,000.

The following table summarizes the amounts recorded as revenue in the condensed consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Intrexon Energy Partners, LLC	$3,768	—	$3,768	$—
Intrexon Energy Partners II, LLC	10,793	—	10,793	—
Castle Creek Biosciences, Inc.	—	18	—	371
Other	—	4	—	18
Total (1)	$14,561	$22	$14,561	$389
(1)Collaboration and licensing revenues recognized are associated with upfront and milestone payments which were previously deferred.
Excluding the agreements with Intrexon Energy Partners and Intrexon Energy Partners II, there have been no significant changes to the agreements with our collaborators and licensees in the three and nine months ended September 30, 2022.

Deferred Revenue
Deferred revenue primarily consists of upfront and milestone consideration received for the Company's collaboration and licensing agreements. Revenue is recognized as services are performed. The arrangements classified as long-term (of which $0 and $21,205 was related to agreements with Intrexon Energy Partners and Intrexon Energy Partners II as of September 30, 2022 and December 31, 2021, respectively ) are not active while the respective counterparties evaluate the status of the project and its desired future development activities since the Company cannot reasonably estimate the amount of service to be performed over the next year.
Deferred revenue consisted of the following:

	September 30, 2022	December 31, 2021
Collaboration and licensing agreements	$1,818	$23,023
Prepaid product and service revenues	52	1,277
Other	24	213
Total	$1,894	$24,513
Current portion of deferred revenue	$76	$1,490
Long-term portion of deferred revenue	1,818	23,023
Total	$1,894	$24,513

6. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of September 30, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$63,400	$—	$(1,236)	$62,164
Certificates of deposit	96	—	—	96
Total	$63,496	$—	$(1,236)	$62,260
The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$121,036	$—	$(331)	$120,705
Certificates of deposit	97	—	—	97
Total	$121,133	$—	$(331)	$120,802
The estimated fair value of available-for-sale investments classified by their contractual maturities as of September 30, 2022 was:

Due within one year	$62,260
After one year through two years	—
Total	$62,260
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
Assets
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of September 30, 2022:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2022
Assets
U.S. government debt securities	$—	$62,164	$—	$62,164
Certificates of deposit	—	96	—	96
Total	$—	$62,260	$—	$62,260
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
Liabilities
The fair value of the 3.50% convertible senior notes due 2023 (the "Convertible Notes") (Note 11) was approximately $81,000 and $160,000 as of September 30, 2022 and December 31, 2021, respectively, and is based on the recent third-party trades of the instrument as of the balance sheet date. The fair value of the Convertible Notes is classified as Level 2 within the fair value hierarchy as there is not an active market for the Convertible Notes, however, third-party trades of the instrument are considered observable inputs. The Convertible Notes are reflected on the accompanying condensed consolidated balance sheets at amortized cost, which was $82,069 and $179,882 as of September 30, 2022 and December 31, 2021, respectively (see Note 2 regarding adoption of ASU 2020-06 on January 1, 2022).
8. Inventory
Inventory consists of the following:

	September 30, 2022	December 31, 2021
Supplies, embryos and other production materials	$19	$23
Livestock	200	303
Total inventory	$219	$326

9. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	September 30, 2022	December 31, 2021
Land and land improvements	$164	$164
Buildings and building improvements	2,592	2,592
Furniture and fixtures	449	434
Equipment	17,694	16,812
Leasehold improvements	3,495	3,366
Breeding stock	117	36
Computer hardware and software	4,518	4,823
Construction and other assets in progress	1,240	1,829
	30,269	30,056
Less: Accumulated depreciation and amortization	(22,658)	(21,457)
Property, plant and equipment, net	$7,611	$8,599
Depreciation expense was $564 and $735 for the three months ended September 30, 2022 and 2021, respectively, and $1,833 and $2,184 for the nine months ended September 30, 2022 and 2021, respectively.
10. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the nine months ended September 30, 2022 were as follows:

Balance at December 31, 2021	$37,554
Impairment	(482)
Foreign currency translation adjustments	(359)
Balance at September 30, 2022	$36,713
The Company recorded $482 of goodwill impairment related to the total goodwill assigned to one reporting unit within the biopharmaceutical segment during the first quarter of 2022.
The Company had $14,483 and $14,001 of cumulative impairment losses as of September 30, 2022 and December 31, 2021, respectively.
Intangible assets consist of the following as of September 30, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$75,129	$(32,713)	$42,416
Customer relationships	1,600	(1,600)	—
Trademarks	200	(200)	—
Total	$76,929	$(34,513)	$42,416

Intangible assets consist of the following as of December 31, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$85,173	$(32,882)	$52,291
Customer relationships	1,600	(1,600)	—
Trademarks	200	(200)	—
Total	$86,973	$(34,682)	$52,291
Amortization expense was $1,151 and $1,315 for the three months ended September 30, 2022 and 2021, respectively, and $3,637 and $3,990 for the nine months ended September 30, 2022 and 2021, respectively.
11. Lines of Credit and Long-Term Debt
Lines of Credit
Exemplar has a $700 revolving line of credit with American State Bank that matured on October 31, 2022, and is currently being renegotiated with the bank. As of September 30, 2022, the line of credit bore interest at a stated rate of 4.00% per annum. As of September 30, 2022 and December 31, 2021, there was no outstanding balance.
Long-Term Debt
Long-term debt consists of the following:

	September 30, 2022	December 31, 2021
Convertible debt (1)	$82,069	$179,882
Other	—	52
Long-term debt	82,069	179,934
Less current portion	82,069	52
Long-term debt, less current portion	$—	$179,882
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
None of the above events allowing for conversion prior to April 1, 2023 occurred during the three or nine months ended September 30, 2022. On or after April 1, 2023 until June 30, 2023, holders may convert their Convertible Notes at any time. The Convertible Notes do not allow Precigen to call the debt prior to the maturity date.
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

As discussed in Note 3, in connection with the sale of Trans Ova, the Company transferred a total of $200,000 into a segregated account to be used for certain permitted purposes, including resolution of the Company's outstanding Convertibles Notes. During and subsequent to the quarter ended September 30, 2022, the Company executed open market purchases of a portion of the outstanding Convertible Notes. During the three months ended September 30, 2022, the Company successfully retired $117,560 of principal balance from these purchases and recorded a gain on extinguishment of debt of approximately $853, which was recorded within Other income (expense), net, within the condensed consolidated statements of operations. As of September 30, 2022, $82,443 remained in the segregated account noted above for permitted purposes including the resolution of the Company's outstanding Convertible Notes. Additionally, in October and November 2022, the Company completed additional purchases, retiring an additional principal balance totaling $26,400.

As of September 30, 2022, the outstanding principal balance on the Convertible Notes was $82,440 and their carrying value was $82,069. The effective interest rate on the Convertible Notes, including amortization of the long-term debt discount and debt issuance costs, is 4.25%. As of September 30, 2022, the unamortized debt discount and debt issuance costs related to the Convertible Notes totaled $371.
The components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash interest expense	$1,697	$1,750	$5,197	$5,250
Non-cash interest expense	338	3,011	934	8,641
Total interest expense	$2,035	$4,761	$6,131	$13,891
Accrued interest of $721 is included in other accrued liabilities on the accompanying condensed consolidated balance sheet as of September 30, 2022.
Future Maturities
The Convertible Notes mature on July 1, 2023.
12. Income Taxes
Tax provisions for interim periods are calculated using an estimate of actual taxable income or loss for the respective period, rather than estimating the Company's annual effective income tax rate, as the Company is currently unable to reliably estimate its income for the full year. The Company has U.S. taxable income, prior to utilization of net operating losses, of approximately $44,300 for the three months ended September 30, 2022, and had U.S taxable loss of approximately $24,700 for the three months ended September 30, 2021. The Company has U.S. taxable income, prior to utilization of net operating losses, of $38,000 for the nine months ended September 30, 2022 and had U.S. taxable losses of $82,200 for the nine months ended September 30, 2021. The following table presents the components of income tax benefit from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current foreign income tax expense (benefit) from continuing operations	$—	$—	$(35)	$7
Deferred income tax benefit from continuing operations	(50)	(61)	(162)	(180)
Total income tax benefit from continuing operations	$(50)	$(61)	$(197)	$(173)
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
As of September 30, 2022, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $818,000 available to offset future taxable income, including approximately $603,000 generated after 2017, U.S. capital loss carryforwards of approximately $212,500, and federal and state research and development tax credits of approximately $11,700, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended. Net operating loss carryforwards generated prior to 2018 have begun to expire in 2022, and capital loss carryforwards will expire if unutilized beginning in 2024. As of September 30, 2022, the Company's foreign subsidiaries have foreign loss carryforwards of approximately $64,200, most of which do not expire.

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
At-the-Market Sales Agreement
On August 9, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, no par value per share (the “Shares”), through the Agent. The offering and sale of up to $100,000 of the Shares has been registered under the Securities Act of 1933. The Company has no obligation to sell any of the Shares under the Sales Agreement, and may at any time suspend or terminate the offering of its common stock pursuant to the Sales Agreement upon notice and subject to other conditions. The Company intends to use the proceeds of any sales to fund the development of clinical and preclinical product candidates and for working capital and other general corporate purposes.
No Shares were sold in connection with the Sales Agreement during the three months ended September 30, 2022.
Components of Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income are as follows:

	September 30, 2022	December 31, 2021
Unrealized loss on investments	$(1,236)	$(331)
Income (loss) on foreign currency translation adjustments	(5,945)	534
Total accumulated other comprehensive (loss) income	$(7,181)	$203

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of products	$7	$8	$22	$23
Cost of services	15	25	63	103
Research and development	524	549	1,658	2,159
Selling, general and administrative	1,638	1,840	6,244	8,905
Discontinued operations	(59)	68	9	272
Total	$2,125	$2,490	$7,996	$11,462
Precigen Stock Option Plans
In April 2008, Precigen adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Precigen's board of directors granted share-based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of September 30, 2022, there were 14,843 stock options outstanding under the 2008 Plan.
Precigen adopted the 2013 Plan for employees and nonemployees pursuant to which Precigen's board of directors may grant share-based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective in August 2013, and as of September 30, 2022, there were 37,000,000 shares authorized for issuance under the 2013 Plan, of which 13,404,135 stock options and 82,055 RSUs were outstanding and 12,833,550 shares were available for grant.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of September 30, 2022, there were 12,000,000 shares authorized for issuance under the 2019 Plan, of which 1,898,208 stock options and 615,760 RSUs were outstanding and 7,243,025 shares were available for grant.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2021	12,260,187	$14.06	6.79
Granted	4,322,890	2.23
Exercised	(375)	2.28
Forfeited	(544,928)	5.21
Expired	(720,588)	23.44
Balances at September 30, 2022	15,317,186	10.60	7.28
Exercisable at September 30, 2022	8,715,518	13.77	5.84
RSU activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2021	468,481	$8.47	0.33
Granted	1,387,831	2.12
Vested	(1,125,785)	4.29
Forfeited	(32,712)	7.26
Balances at September 30, 2022	697,815	2.66	0.38
Precigen currently uses authorized and unissued shares to satisfy share award exercises.
The Company's Executive Chairman ("Executive Chairman"), who previously served as an employee and executive officer until September 24, 2020, received a base salary of $200 per month through March 31, 2020, payable in fully-vested shares of Precigen common stock with such shares subject to a three-year lock-up on resale. In September 2020, the Company's board of directors, upon the recommendation of the compensation committee of the board, approved a new compensation arrangement for the Executive Chairman consisting of (i) an annual retainer of $100 payable in cash or, at the Executive Chairman's election, shares of Precigen common stock; (ii) an annual grant of fully vested stock options having a grant date fair value of $250; and (iii) an annual grant of RSUs having a grant date fair value of $250 vesting over one year. The new compensation arrangement began in calendar year 2021 and was prorated for the nine months of 2020 not covered by the Executive Chairman's previous compensation arrangement discussed above. Expense associated with the arrangements above is included in selling, general, and administrative expenses in the Company's condensed consolidated statements of operations and totaled $63 and $76 for the three months ended September 30, 2022 and 2021, respectively, and $558 and $585 for the nine months ended September 30, 2022 and 2021, respectively.
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

The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$600	$770	$1,840	$2,290
Short-term lease costs	53	48	155	141
Variable lease costs	84	185	308	623
Lease costs	$737	$1,003	$2,303	$3,054
As of September 30, 2022, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2022	$449
2023	2,084
2024	2,165
2025	2,129
2026	1,637
2027	1,246
Thereafter	3,109
Total	12,819
Present value adjustment	(3,839)
Total	$8,980
Current portion of operating lease liabilities	$1,041
Long-term portion of operating lease liabilities	7,939
Total	$8,980
Other information related to operating leases in continuing operations was as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (years)	6.15	6.72
Weighted average discount rate	11.06%	10.94%

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,877	$2,610
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	466	4,868
16. Commitments and Contingencies
Contingencies
In September 2020, the Company reached a final settlement with the Securities and Exchange Commission ("SEC") with respect to an investigation concerning the Company's disclosures regarding its MBP program in the first three quarters of 2017. In October 2020, several shareholder class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of certain purchasers of the Company's common stock. The complaints name as defendants the Company and certain of its current and former officers. The plaintiffs' claims challenged disclosures about the MBP program from May 10, 2017 to March 1, 2019. In March 2021, the court granted an order consolidating the claims and, in April 2021, appointed a lead plaintiff and lead counsel in the case, captioned In re Precigen Securities Litigation, Case No. 5:20-cv-06936-

BLF (N.D. Cal.). In May 2021, the lead plaintiff filed an amended complaint. The defendants moved to dismiss that complaint. In September 2021, the court issued an order mooting the defendants' motion to dismiss in light of the lead plaintiff's stated intent to file a second amended complaint in response to the motion to dismiss. On September 27, 2021, the lead plaintiff filed a second amended complaint, which the defendants moved to dismiss. On May 31, 2022, the court granted the motion, dismissing the second amended complaint with leave to amend. On August 1, 2022, the lead plaintiff filed a third amended complaint. On August 2, 2022, the Court granted the parties’ stipulated request to vacate all case deadlines to permit the parties to conduct a private mediation session to explore potential resolution of the action. In the event that litigation resumes, the defendants intend to move to dismiss the third amended complaint.

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

On December 29, 2021, the Company received a letter from a group of investors in each of Intrexon Energy Partners and Intrexon Energy Partners II, referring certain issues to arbitration pursuant to the arbitration provisions of the Amended and Restated Limited Liability Company Agreements of Intrexon Energy Partners and Intrexon Energy Partners II (the “Arbitration Matters”). In July 2022, the arbitration panel ruled on the Arbitration Matters, and adopted the Company’s proposed terms with respect to each of the Arbitration Matters and, pursuant to that ruling, the Company acquired the membership interests of the investors for an aggregate amount of approximately $7,000 in cash. See Notes 4 and 5 for additional discussion of the accounting for the acquisition of the membership interests.

In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters may result in adverse judgments, unfavorable settlements, or concessions by the Company, or adverse regulatory action, any of which could harm the Company’s business or operations. Moreover, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2022, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
17. Related Party Transactions
Third Security and Affiliates
The Company's Executive Chairman is also the Senior Managing Director and Chairman of Third Security and owns 100% of the equity interests of Third Security. The Company had an agreement with Third Security under which the Company reimbursed Third Security for certain tax-related services performed by Third Security as requested by the Company. The Company also reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf. The agreement with Third Security expired on December 31, 2021. As the Company evaluates its alternatives, it continues to utilize these services on a limited basis under the terms of the original agreement. The total expenses incurred by the Company under these arrangements were $43 for the three months ended September 30, 2021, and $25 and $89 for the nine months ended September 30, 2022 and 2021, respectively.
See also Note 14 regarding compensation arrangements between the Company and its Executive Chairman.

Through November 2021, the Company also subleased certain administrative offices to Third Security. The significant terms of the lease mirrored the terms of the Company's lease with the landlord, and the Company recorded sublease income of $21 for the three months ended September 30, 2021, and $61 for the nine months ended September 30, 2021.
See Note 13 regarding additional transactions with affiliates of Third Security.
18. Segments
The Company's CODM assesses the operating performance of and allocates resources for several operating segments using Segment Adjusted EBITDA as a basis. Management believes this financial metric is a key indicator of operating results since it excludes noncash revenues and expenses that are not reflective of the underlying business performance of an individual enterprise. The Company defines Segment Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net gain (loss) of affiliates, and (x) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates, but includes proceeds from the sale of assets in the period sold.
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
For the three and nine months ended September 30, 2022, the Company's reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the nine months ended September 30, 2022. See Note 2 for a description of the Biopharmaceuticals segment. See Note 1 for a description of the Exemplar segment.

Segment Adjusted EBITDA by reportable segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Biopharmaceuticals	$(12,417)	$(12,661)	$(35,286)	$(34,055)
Exemplar	346	1,617	4,699	5,312
Segment Adjusted EBITDA for reportable segments	$(12,071)	$(11,044)	$(30,587)	$(28,743)
The table below reconciles Segment Adjusted EBITDA for reportable segments to consolidated net loss from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment Adjusted EBITDA for reportable segments	$(12,071)	$(11,044)	$(30,587)	$(28,743)
Remove cash paid for capital expenditures, net of proceeds from sale of assets, and cash paid for investments in affiliates	641	1,138	1,309	1,673
Add recognition of previously deferred revenue associated with upfront and milestone payments	14,561	1,163	16,007	1,849
Other expenses:
Interest expense	(2,036)	(4,765)	(6,137)	(13,902)
Depreciation and amortization	(1,717)	(2,029)	(5,470)	(6,174)
Gain on disposals of assets	—	(13)	—	(6)
Impairment losses	—	—	(1,120)	(543)
Stock-based compensation expense	(2,184)	(2,422)	(7,987)	(11,767)
Adjustment related to accrued bonuses paid in equity awards	—	—	1,698	—
Equity in net gain (loss) of affiliates	862	—	861	(3)
Other	—	(5)	(105)	(19)
Unallocated corporate costs	(5,744)	(7,166)	(24,718)	(24,835)
Eliminations	(6)	(1,237)	(1,549)	(1,812)
Consolidated net loss from continuing operations before income taxes	$(7,694)	$(26,380)	$(57,798)	$(84,282)
Revenues by reportable segment were as follows:

	Three Months Ended September 30, 2022
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers	$14,624	$2,098	$16,722
Intersegment revenues	—	—	—
Total segment revenues	$14,624	$2,098	$16,722

	Three Months Ended September 30, 2021
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers	$129	$3,204	$3,333
Intersegment revenues	1,141	—	1,141
Total segment revenues	$1,270	$3,204	$4,474

	Nine Months Ended September 30, 2022
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers	$14,778	$10,368	$25,146
Intersegment revenues	1,446	—	1,446
Total segment revenues	$16,224	$10,368	$26,592

	Nine Months Ended September 30, 2021
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers	$723	$9,860	$10,583
Intersegment revenues	1,469	—	1,469
Total segment revenues	$2,192	$9,860	$12,052

The table below reconciles total segment revenues from reportable segments to total consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total segment revenues from reportable segments	$16,722	$4,474	$26,592	$12,052
Elimination of intersegment revenues	—	(1,141)	(1,446)	(1,469)
Total consolidated revenues	$16,722	$3,333	$25,146	$10,583

For the three months ended September 30, 2022 and 2021, 41.1% and 75.6%, respectively, of total consolidated revenue was attributable to one and two customers, respectively, in the Exemplar segment. For the nine months ended September 30, 2022 and 2021, 62.4% and 60.7%, respectively, of total consolidated revenue was attributable to one customer in the Exemplar segment.
As of September 30, 2022 and December 31, 2021, the Company had $3,122 and $4,463, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $63 and $93 for the three months ended September 30, 2022 and 2021, respectively, and $217 and $296 for the nine months ended September 30, 2022 and 2021, respectively.

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

The most advanced programs within PGEN Therapeutics are as follows:

PRGN-2012 is a first-in-class, investigational "off-the-shelf" AdenoVerse immunotherapy for the treatment of recurrent respiratory papillomatosis, or RRP. PRGN-2012 is an innovative therapeutic vaccine with optimized antigen design that uses our gorilla adenovector technology, part of our proprietary AdenoVerse platform, to elicit immune responses directed against cells infected with HPV type 6 and HPV type 11. PRGN-2012 is in a Phase 1/2 clinical trial for adult patients with RRP. PRGN-2012 is being developed in collaboration with the Center for Cancer Research at the NCI pursuant to a CRADA. Enrollment in the Phase 1 portion of the clinical trial has been completed and enrollment in the Phase 2 portion of the clinical trial is ongoing. PRGN-2012 has been granted Orphan Drug designation for treatment of RRP by the FDA.

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

PRGN-3005 is a first-in-class, investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to simultaneously express a CAR targeting the unshed portion of the Mucin 16, mbIL15, and kill switch genes. PRGN-3005 is currently being evaluated in a Phase 1/1b clinical trial for the treatment of advanced, recurrent platinum-resistant ovarian , fallopian tube, or primary peritoneal cancer. In January 2022, we announced the completion of enrollment in the dose escalation Phase of both IP and IV arms without lymphodepletion in the ongoing Phase 1 clinical trial. The Phase 1b expansion cohort of the clinical trial with lymphodepletion prior to IV administration of PRGN-3005 is ongoing.

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

Precigen Triple-Gene

Triple-Gene is a clinical stage gene therapy company focused on developing advanced treatments for complex cardiovascular diseases. Triple-Gene's most advanced candidate, INXN-4001, is a non-viral triple-effector plasmid based on our UltraVector platform designed for constitutive expression of human S100A1, SDF-1a, and VEGF-165 to address multiple pathways of heart failure. Utilizing a single plasmid comprising all three genes, instead of each individual gene on separately delivered plasmids, INXN-4001 can control for delivery and ensure expression of the three genes in all transfected cells.

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
These remaining assets and contractual obligations include our equity interest in and collaboration agreements with Intrexon Energy Partners, LLC ("Intrexon Energy Partners"), and Intrexon Energy Partners II, LLC ("Intrexon Energy Partners II"), including the associated deferred revenue remaining under each collaboration agreement which was recognized as revenue in the third quarter of 2022 upon acquiring control of these entities as well as the associated intellectual property developed by MBP Titan to date. These assets, liabilities, and related historical revenue and equity losses are included in our operating results from continuing operations in the condensed consolidated financial statements appearing in Item 1 of this form 10-Q for all periods presented as a result of our continuing involvement.
As disclosed in "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Notes 3 and 5 " appearing elsewhere in the Quarterly Report", effective as of August 18, 2022, Precigen completed the previously announced sale of 100% of the issued and outstanding membership interests of its wholly-owned subsidiary, Trans Ova.
See also "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report for additional discussion of our discontinued operations.

See also "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Notes 2, 4, 5 and 16" appearing elsewhere in this Quarterly Report for a discussion of Intrexon Energy Partners and Intrexon Energy Partners II.
Segments
As of September 30, 2022, our reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the nine months ended September 30, 2022. The Company's segment presentation excludes amounts related to the operations of Trans Ova and MBP Titan which are reported as discontinued operations.
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
Financial overview
We have incurred significant losses since our inception. We anticipate that we may continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. Our historical collaboration and licensing revenues were generated under a business model from which we have gradually transitioned, and we do not expect to expend significant resources servicing our historical collaborations in the future. We may enter into strategic transactions for individual platforms or programs in the future from which we may generate new collaboration and licensing revenues. We continue to generate product and service revenues through our Exemplar subsidiary, and in the nine months ended September 30, 2022, generated positive Segment Adjusted EBITDA. Products currently in our clinical pipeline will require regulatory approval and/or commercial scale-up before they may commence significant product sales and operating profits.
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

See further discussion regarding our ability to continue as a going concern below under the Liquidity and capital resources section of Item 2.
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
In future periods, in connection with our focus on healthcare, our revenues will primarily depend on our ability to advance and create our own programs and the extent to which we bring products enabled by our technologies to market. Other than for collaboration revenues recognized upon cancellation or modification of an existing collaboration or for revenues generated pursuant to future strategic transactions for any of our existing platforms or programs, we expect our collaboration revenues will continue to decrease in the near term. Our revenues will also depend upon our ability to maintain or improve the volume and pricing of Exemplar's current product and service offerings. As we focus on our healthcare business, we anticipate that our expenses will increase substantially if, and as, we continue to advance the preclinical and clinical development of our existing product candidates and our research programs. We expect a significant period of time could pass before commercialization of our various product candidates or before the achievement of contractual milestones and the realization of royalties on product candidates commercialized under our collaborations and revenues sufficient to achieve profitability. Accordingly, there can be no assurance as to the timing, magnitude, and predictability of revenues to which we might be entitled.
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
Our research and development expenses are generally incurred by our reportable segments and primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services. Our Biopharmaceuticals segment is progressing preclinical and clinical programs that target urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases, including PRGN-3005, PRGN-3006, PRGN-3007, PRGN-2009, PRGN-2012, and AG019. Exemplar's research and development activities relate to new and improved pig research models. The following table summarizes our research and development expenses incurred by reportable segment and reconciles those expenses to research and development expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Biopharmaceuticals	$12,536	$12,355	$36,133	$35,539
Exemplar	86	79	244	216
Total consolidated research and development expenses	$12,622	$12,434	$36,377	$35,755

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
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs, including stock-based compensation expense, for employees in executive, operational, finance, information technology, legal, and corporate communications functions. Other significant SG&A expenses include rent and utilities, insurance, accounting, and legal services (including the cost of settling certain claims and lawsuits), and expenses associated with obtaining and maintaining our intellectual property.
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
In September 2022, the Company retired Convertible Notes with principal of $117,560. The net gain recorded on extinguishment of $0.9 million is included in Other income(expense), net. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 11" appearing elsewhere in this Quarterly Report for further discussion. The extinguishment of these Convertible Notes will alleviate us of $3.2 million in future cash interest payments had we held the Convertible Notes until maturity.
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
Results of operations
Comparison of the three months ended September 30, 2022 and the three months ended September 30, 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Revenues
Collaboration and licensing revenues (1)	$14,561	$22	$14,539	>200%
Product revenues	342	554	(212)	(38.3)%
Service revenues	1,750	2,632	(882)	(33.5)%
Other revenues	69	125	(56)	(44.8)%
Total revenues	16,722	3,333	13,389	>200%
Operating expenses
Cost of products	463	482	(19)	(3.9)%
Cost of services	1,114	970	144	14.8%
Research and development	12,622	12,434	188	1.5%
Selling, general and administrative	10,137	10,977	(840)	(7.7)%
Impairment of other noncurrent assets	—	—	—	N/A
Total operating expenses	24,336	24,863	(527)	(2.1)%
Operating loss	(7,614)	(21,530)	13,916	(64.6)%
Total other expense, net	(942)	(4,850)	3,908	(80.6)%
Equity in net loss of affiliates	862	—	862	N/A
Loss from continuing operations before income taxes	(7,694)	(26,380)	18,686	(70.8)%
Income tax benefit	50	61	(11)	(18.0)%
Loss from continuing operations	(7,644)	(26,319)	18,675	(71.0)%
Income from discontinued operations, net of income taxes (2)	95,023	(3,445)	98,468	>200%
Net loss	$87,379	$(29,764)	$117,143	>200%
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 5 " appearing elsewhere in this Quarterly Report.
(2)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report.
Collaboration and licensing revenues
Collaboration and licensing revenues increased $14.5 million or greater than 200%, from the three months ended September 30, 2021 due to the fact we obtained control of Intrexon Energy Partners and Intrexon Energy Partners II in the third quarter of 2022 and therefore we recognized the remaining balance of deferred revenue associated with Intrexon Energy Partners and Intrexon Energy Partners II, less the amounts paid to acquire the membership interests of the investors. See "Notes to the Condensed Financial Statements (Unaudited) – Notes 2, 4, 5 and 16” appearing elsewhere in this Quarterly Report for further discussion of Intrexon Energy Partners and Intrexon Energy Partners II.

Product revenues and gross margin
Product revenues decreased $0.2 million, or 38%, from the three months ended September 30, 2021. The decrease in product revenues was primarily due to product mix and lower customer demand. Gross margin on products declined in the current period as a result of the decreased revenues and an increase in salaries, benefits, and other personnel costs.
Service revenues and gross margin
Service revenues decreased $0.9 million, or 34%, from the three months ended September 30, 2021. The decrease in service revenues was primarily resulting from a lower demand from existing customers. Gross margin on services declined in the current period as a result of decreased revenues and an increase in salaries, benefits, other personnel costs.
Research and development expenses
Research and development expenses increased $0.2 million, or 2%, from the three months ended September 30, 2021. This increase was driven by an increase in salaries, benefits, and other personnel costs of $1.0 million primarily due to an increase in the hiring of employees to support the growth in our operations and offset by $0.8 decrease in contract research organization costs and lab supplies due to timing differences, the completion of our 1b/2a clinical trial of AG019 in the fourth quarter of the prior year, as well as a continued prioritization of clinical product candidates with less expense incurred related to preclinical research programs for the comparable period.
Selling, general and administrative expenses
SG&A expenses decreased $0.8 million, or 8%, from the three months ended September 30, 2021. Salaries, benefits, and other personnel costs decreased $0.1 million primarily due to reduced stock compensation in 2022 and a reduction in salaries, benefits and other personnel costs due to reduced head count. Professional fees decreased $0.6 million, primarily due to decreased legal and consulting fees associated with certain matters.
Total other expense, net
Total other expense, net, is primarily related to our Convertible Notes issued July 2018. The current period decrease is primarily due to the adoption of a new accounting standard effective January 1, 2022 noted above, which simplified the accounting for the Convertible Notes and reduced non-cash interest expense. The decrease was also a result of the gain recorded on the early retirement of a portion of our Convertible Notes of $0.9 million. The extinguishment of these Convertible Notes will alleviate us of $3.2 million in future cash interest payments had we held the Convertible Notes until maturity.

Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the three months ended September 30, 2022 and 2021, for each of our reportable segments as well as unallocated corporate costs.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(12,417)	$(12,661)	$244	1.9%
Exemplar	346	1,617	(1,271)	(78.6)%
Unallocated corporate costs	(5,744)	(7,166)	1,422	(19.8)%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 18" appearing elsewhere in this Quarterly Report.

The following table summarizes revenues from external customers for the three months ended September 30, 2022 and 2021, for each of our reportable segments.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Biopharmaceuticals	$14,624	$129	$14,495	>200%
Exemplar	2,098	3,204	(1,106)	(34.5)%
Biopharmaceuticals
Biopharmaceuticals collaboration and licensing revenues increased due to the fact we obtained control of Intrexon Energy Partners and Intrexon Energy Partners II and therefore we recognized the remaining balance of deferred revenue associated with Intrexon Energy Partners and Intrexon Energy Partners II in the third quarter of 2022 less the amounts paid to acquire the membership interests of the investors. See "Notes to the Condensed Financial Statements (Unaudited) – Notes 2, 4, 5 and 16” appearing elsewhere in this Quarterly Report for further discussion of Intrexon Energy Partners and Intrexon Energy Partners II.
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

Comparison of the nine months ended September 30, 2022 and the nine months ended September 30, 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Revenues
Collaboration and licensing revenues (1)	$14,561	$389	$14,172	>200%
Product revenues	1,455	1,860	(405)	(21.8)%
Service revenues	8,896	7,935	961	12.1%
Other revenues	234	399	(165)	(41.4)%
Total revenues	25,146	10,583	14,563	137.6%
Operating expenses
Cost of products	1,585	1,306	279	21.4%
Cost of services	3,497	2,858	639	22.4%
Research and development	36,377	35,755	622	1.7%
Selling, general and administrative	36,496	40,197	(3,701)	(9.2)%
Impairment of goodwill	482	—	482	N/A
Impairment of other noncurrent assets	638	543	95	17.5%
Total operating expenses	79,075	80,659	(1,584)	(2.0)%
Operating loss	(53,929)	(70,076)	16,147	(23.0)%
Total other expense, net	(4,730)	(14,203)	9,473	(66.7)%
Equity in net loss of affiliates	861	(3)	864	>200%
Loss from continuing operations before income taxes	(57,798)	(84,282)	26,484	(31.4)%
Income tax benefit	197	173	24	13.9%
Loss from continuing operations	(57,601)	(84,109)	26,508	(31.5)%
Income from discontinued operations, net of income taxes (2)	108,094	16,977	91,117	>200%
Net loss	$50,493	$(67,132)	$117,625	175.2%
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 5 " appearing elsewhere in this Quarterly Report.
(2)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report.
Collaboration and licensing revenues
Collaboration and licensing revenues increased $14.2 million or greater than 200%, from the nine months ended September 30, 2021 due to the fact we obtained control of Intrexon Energy Partners and Intrexon Energy Partners II in the third quarter of 2022 and therefore we recognized the remaining balance of deferred revenue associated with the Intrexon Energy Partners and Intrexon Energy Partners II, less the amounts paid to acquire the membership interests of the investors. See "Notes to the Condensed Financial Statements (Unaudited) – Notes 2, 4, 5 and 16” appearing elsewhere in this Quarterly Report for further discussion of Intrexon Energy Partners and Intrexon Energy Partners II.
Product revenues and gross margin
Product revenues decreased $0.4 million, or 22%, from the nine months ended September 30, 2021. The decrease in product revenues was primarily due to product mix and lower customer demand. Gross margin on products declined in the current period as a result of the decreased revenues and an increase in salaries, benefits, and other personnel costs.
Service revenues and gross margin
Service revenues increased $1.0 million, or 12%, over the nine months ended September 30, 2021. The increase in service revenues was primarily due to higher demand from existing and new customers in the early part of 2022 as well as a combination of price increases and a change in the pricing structure with certain customers. Gross margin on services remained comparable to the prior year as increased revenues were offset by increased costs for supplies, drugs, and personnel costs.

Research and development expenses
Research and development expenses increased $0.6 million, or 2%, over the nine months ended September 30, 2021. Salaries, benefits, and other personnel costs increased $2.2 million due to an increase in the hiring of employees to support the growth in the Company's development activities. This increase was partially offset with a decrease of contract research organization costs and lab supplies of $1.6 million, primarily due to timing differences, the completion of our 1b/2a clinical trial of AG019 in the fourth quarter of the prior year, and as well as a continued prioritization of clinical product candidates with less expense incurred related preclinical research programs for the comparable period.

Selling, general and administrative expenses
SG&A expenses decreased $3.7 million, or 9%, from the nine months ended September 30, 2021. Salaries, benefits, and other personnel costs decreased $3.6 million primarily due to $2.6 million reduced stock compensation in 2022 and reduced head count.
Total other expense, net
Total other expense, net, is primarily related to our Convertible Notes issued July 2018. The current period decrease is primarily due to the adoption of a new accounting standard effective January 1, 2022 noted above, which simplified the accounting for the Convertible Notes, reduced non-cash interest expense and as well as a $0.9 million gain in connection with the early retirement of a portion of our Convertible Notes. The extinguishment of these Convertible Notes will alleviate us of $3.2 million in future cash interest payments had we held the Convertible Notes until maturity.

Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the nine months ended September 30, 2022 and 2021, for each of our reportable segments as well as unallocated corporate costs.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(35,286)	$(34,055)	$(1,231)	(3.6)%
Exemplar	4,699	5,312	(613)	(11.5)%
Unallocated corporate costs	(24,718)	(24,835)	117	(0.5)%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 18" appearing elsewhere in this Quarterly Report.

The following table summarizes revenues from external customers for the nine months ended September 30, 2022 and 2021, for each of our reportable segments.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Biopharmaceuticals	$14,778	$723	$14,055	>200%
Exemplar	10,368	9,860	508	5.2%
Biopharmaceuticals
Biopharmaceuticals collaboration and licensing revenues increased due to the fact we obtained control of Intrexon Energy Partners and Intrexon Energy Partners II in the third quarter of 2022 and therefore we recognized the remaining balance of deferred revenue associated with Intrexon Energy Partners and Intrexon Energy Partners II, less the amounts paid to acquire the membership interests of the investors. See "Notes to the Condensed Financial Statements (Unaudited) – Notes 2, 4, 5 and 16” appearing elsewhere in this Quarterly Report for further discussion of Intrexon Energy Partners and Intrexon Energy Partners II.
Exemplar
Revenues for Exemplar increased due to an increase in services performed resulting from a higher demand from existing and new customers. The improvement in Segment Adjusted EBITDA was primarily due to the increased revenues in the first half of 2022.
Unallocated Corporate Costs
Unallocated corporate costs increased primarily due to increased professional fees including legal fees associated with certain matters.
Liquidity and capital resources
Sources of liquidity

We have historically financed our operations primarily through public offerings and private placements of our capital stock, and up front and milestone consideration received under our collaboration and licensing agreements. In addition, cash flows from our Exemplar segment and businesses previously sold (including proceeds from those sales) have provided sources of funds to finance our operations. As of September 30, 2022, we had $71,327 in cash, cash equivalents, and short-term investments.
At-the-Market Sales Agreement
As disclosed in "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 13" appearing elsewhere in this Quarterly Report, on August 9, 2022, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. Pursuant to which we may issue and sell from time to time shares of Company’s common stock of up to $100,000. The Company has no obligation to sell any of the Shares under the Sales Agreement, and may at any time suspend or terminate the offering of its common stock pursuant to the Sales Agreement upon notice and subject to other conditions. The Company intends to use the proceeds of the offering, when and if utilized, to fund the development of clinical and preclinical product candidates and for working capital and other general corporate purposes.
Going Concern
During the nine months ended September 30, 2022, we incurred a loss from continuing operations of $57,601 and used $49,649 of cash in our operations, and as of September 30, 2022, had an accumulated deficit of $1,846,391. We have also incurred operating losses since our inception and management expects operating losses and negative cash flows from operations to continue for the foreseeable future and, as a result, we will require additional capital to fund our operations and execute our business plan. In addition, as of September 30, 2022, we had $153,770 in cash, cash equivalents, short-term investments, and restricted cash, and had no committed source of additional funding from either debt or equity financings, although we may, at our discretion, sell equity securities under the terms of the at-the-market sales agreement, subject to certain conditions and limitations. See “Notes to the Condensed Consolidated Financial Statements (Unaudited) – Note 13” appearing elsewhere in this Quarterly Report for further discussion of our at-the-market sales agreement.

Given our current cash position and forecasted negative cash flows from operating activities for the foreseeable future, as well as convertible notes of $82,440 that are due on July 1, 2023, management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern. See “Notes to the Condensed Consolidated Financial Statements (Unaudited) – Note 11” appearing elsewhere in this Quarterly Report for further discussion of our convertible debt agreement.

Our ability to fund operations on an ongoing basis is dependent upon the successful execution of management’s plans, which include raising additional capital in the near term. This additional capital could be raised through a combination of non-dilutive financings (including collaborations, strategic alliances, monetization of non-core assets, marketing, distribution or licensing arrangements), dilutive financings (including equity and/or debt financings) and, in the longer term, from revenue related to product sales, to the extent its product candidates receive marketing approval and can be commercialized. There can be no assurance that new financings or other transactions will be available to us on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances, monetization of non-core assets or marketing, distribution or licensing arrangement may require us to give up some or all of our rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If we are unable to obtain additional capital, we will assess our capital resources and we may be required to delay, reduce the scope of, or eliminate some or all of our operations, which may include research and development and clinical trials. This may have a material adverse effect on our business, financial condition, results of operations and our ability to operate as a going concern.

We currently generate cash receipts primarily from sales of products and services at our Exemplar segment and from strategic transactions.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(49,649)	$(41,182)
Investing activities	214,996	(90,469)
Financing activities	(116,010)	121,297
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(804)	264
Net increase (decrease) in cash, cash equivalents, and restricted cash	$48,533	$(10,090)
Cash flows from operating activities:
During the nine months ended September 30, 2022, our net income was $50.5 million, which includes the gain on sale of discontinued operations of $94.7 million which is presented as an adjustment to net income to net cash used in operating activities as the cash flows from the sale is presented within cash flows from investing activities; additional significant noncash expenses totaling $17.0 million from continuing operations which also adjusted net income to net cash from operating activities included: (i) $9.0 million of depreciation and amortization expense and (ii) $8.0 million of stock-based compensation expense
During the nine months ended September 30, 2021, our net loss was $67.1 million, which includes the following significant noncash expenses totaling $30.5 million from both continuing and discontinued operations: (i) $11.5 million of stock-based compensation expense, (ii) $10.4 million of depreciation and amortization expense, and (iii) $8.6 million accretion of debt discount and amortization of deferred financing costs. These expenses were partially offset by a $4.6 million noncash gain recognized upon the termination of our MBP Titan facility lease in January 2021.
Our cash outflows from operations during the nine months ended September 30, 2022 increased $8.5 million from the nine months ended September 30, 2021 primarily due to decreased cash inflows provided by Trans Ova (which was sold in August 2022) and Exemplar.
Cash flows from investing activities:
During the nine months ended September 30, 2022, we received $162.3 million of proceeds from the sale of discontinued operations and $57.0 million of proceeds from maturities of investments.

During the nine months ended September 30, 2021, we purchased $92.2 million of investments, net of maturities, primarily using the proceeds received from the underwritten public offering discussed below.
Cash flows from financing activities:
During the nine months ended September 30, 2022, we repurchased Convertible Notes for $115.7 million. Additionally, in October 2022, we made additional repurchases of Convertible Notes of $26.4 million.
During the nine months ended September 30, 2021, we received $121.0 million proceeds from the sale of our common stock in an underwritten public offering.
Future capital requirements

As discussed in the liquidity and capital resource section above in Item 2, we believe our existing liquid assets will not be sufficient to enable us to continue as a going concern for the next twelve months without additional capital in the near term. Our future capital requirements will depend on many factors, including:
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
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of September 30, 2022 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$12,819	$1,988	$4,336	$3,079	$3,416
Convertible debt (1)	82,440	82,440		—	—
Cash interest payable on convertible debt	2,850	2,850		—	—
Total	$98,109	$87,278	$4,336	$3,079	$3,416
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Notes 11" appearing elsewhere in this Quarterly Report for further discussion of our convertible debt.
In addition to the obligations in the table above, as of September 30, 2022 we also have the following significant contractual obligations described below.
We are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products that incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. As of September 30, 2022, we also had research and development commitments with third parties totaling $21.8 million that had not yet been incurred.
Net operating losses
As of September 30, 2022, we had net operating loss carryforwards of approximately $818.0 million for U.S. federal income tax purposes available to offset future taxable income, including $603.0 million generated after 2017, U.S. capital loss carryforwards of $212.5 million, and U.S. federal and state research and development tax credits of approximately $11.7 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Net operating loss carryforwards generated prior to 2018 have begun to expire in 2022, and capital loss carryforwards will expire if unutilized beginning in 2024. Our foreign subsidiaries included in continuing operations have foreign loss carryforwards of approximately $64.2 million, most of which do not expire. Excluding certain deferred tax liabilities totaling $2.1 million, our remaining net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.
As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of September 30, 2022, Precigen has utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of September 30, 2022, approximately $41.4 million of available domestic net operating losses were inherited via acquisitions and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.

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
Interest rate risk
We had cash, cash equivalents, and short-term and long-term investments of $71.3 million and $157.2 million as of September 30, 2022 and December 31, 2021, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities and certificates of deposit, which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
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
There has been no change in our internal control over financial reporting during the three months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2022, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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

The proceeds received from the sale of our subsidiary, Trans Ova, together with certain additional funds, were placed in a segregated account upon the closing of the Transaction and must be used for certain permitted purposes, including resolution of our outstanding convertible bonds, and therefore we have limited discretion in the use of proceeds and the additional funds we put in.

On July 1, 2022, we entered into an agreement (the “Purchase Agreement”) to sell 100% of the outstanding membership interests of Trans Ova Genetics, L.C., an Iowa limited liability company (“Trans Ova”), our wholly-owned subsidiary, to Spring Bidco LLC, a Delaware limited liability company (the “Buyer”) in exchange for $170.0 million in cash payable at the closing of the transaction (subject to a working capital adjustment mechanism) and up to $10.0 million in cash in earn-out payments over two years (the “Transaction”).

In connection with the closing of the Transaction, as of September 30, 2022, we held a total of $82.4 million, in a segregated account and will use such funds for certain permitted purposes, including resolution of our outstanding convertible bonds. Therefore, we have limited discretion in the use of proceeds in the segregated account, which may have a negative impact on our liquidity and ability to satisfy our capital requirements and we may be prevented from using the cash opportunistically for other purposes.

There is substantial doubt about our ability to continue as a going concern.

During the nine months ended September 30, 2022, we incurred a loss from continuing operations of $57.6 million and used $49.7 million of cash in our operations, and as of September 30, 2022, had an accumulated deficit of $1,846 million. Given the our current cash position and forecasted negative cash flows from operating activities for the foreseeable future, as well as convertible notes with a face value of $82.4 million that are due on July 1, 2023, management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern.Our ability to fund our operations is dependent upon our management’s plans, which include raising additional capital in the near term. This additional capital could be raised through a combination of non-dilutive financings (including collaborations, strategic alliances, monetization of non-core assets, marketing, distribution or licensing arrangements), dilutive financings (including equity and/or debt financings) and, in the longer term, from revenue related to product sales, to the extent its product candidates receive marketing approval and can be commercialized. There can be no assurance that new financings or other transactions will be available to us on commercially acceptable terms, or at all, and such financings may adversely affect the holdings or rights of our stockholders and may cause significant dilution to existing stockholders.

Further, the doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Also, any collaborations, strategic alliances, monetization of non-core assets or marketing, distribution or licensing arrangement may require us to give up some or all of our rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our operations, which may include research and development and clinical trials. This may have a material adverse effect on our business, financial condition, results of operations and ability to operate as a going concern. The accompanying unaudited financial statements do not include any adjustments that might be necessary if we are not able to continue as a going concern. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in us. See also “Notes to Condensed Consolidated Financial Statement (Unaudited) – Note 2” appearing elsewhere in this Quarterly Report for additional discussion of our liquidity and ability to continue as a going concern.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults on Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
1.1
Sales Agreement, dated August 9, 2022, between Precigen, Inc. and Cantor Fitzgerald & Co., originally filed as Exhibit 1.1 to Precigen's Form 8-K filed with the SEC on August 9, 2022, which is incorporated by reference herein

2.1
Membership Interest Purchase Agreement dated July 1, 2022 by and among Precigen, Inc., Trans Ova Genetics, L.C. and Spring Bidco LLC, originally filed as Exhibit 2.1 to Precigen’s Form 8-K filed with the SEC on July 5, 2022, which is incorporated by reference herein

2.2
Guarantee by and among Precigen, Inc., Trans Ova Genetics, L.C., Spring Bidco LLC and Houdstermaatschappij Wilg B.V., dated as of July 1, 2022, originally filed as Exhibit 2.2 to Precigen’s Form 8-K filed with the SEC on July 5, 2022, which is incorporated by reference herein

31.1
Certification of Helen Sabzevari, Chief Executive Officer (Principal Executive Officer) of the Company, pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precigen, Inc.
(Registrant)

Date: November 9, 2022	By:	/s/ HARRY THOMASIAN JR.
Harry Thomasian Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)