Form 10-K
period 2022-12-31
PRECIGEN, INC.
filed 2023-03-06
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   Yes   ☐    No  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes  ☐     No  ☒
As of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates based upon the closing price of such shares on the Nasdaq Global Select Market on such date was approximately $162.1 million.
As of February 15, 2023, 252,194,713 shares of common stock, no par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

________________________
Intrexon®, UltraCAR-T®, RheoSwitch®, UltraVector®, RTS®, UltraPorator®, ActoBiotics® and RheoSwitch Therapeutic System® are our and/or our affiliates' registered trademarks in the United States and GenVec™, Precigen™, AdenoVerse™, ActoBio Therapeutics™, AttSite™, and Precigen Therapeutics™ are our and/or our affiliates' common law trademarks in the United States are our and/or our affiliates' common law trademarks in the United States. This Annual Report on Form 10-K, or Annual Report, and the information incorporated herein by reference contain references to trademarks, service marks, and trade names owned by us or other companies. Solely for convenience, trademarks, service marks, and trade names referred to in this Annual Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use or display of other companies' trade names, service marks, or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names, and service marks appearing in this Annual Report are the property of their respective owners. Unless the context requires otherwise, references in this Annual Report to "Precigen", "we", "us", and "our" refer to Precigen, Inc.

Special Note Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report, including statements regarding our strategy; future events, including their outcome or timing; future operations; future financial position; future revenue; projected costs; prospects; plans; objectives of management; and expected market growth, are forward-looking statements. The words "aim", "anticipate", "assume", "believe", "continue", "could", "due", "estimate", "expect", "intend", "may", "objective", "plan", "positioned", "potential", "predict", "project", "seek", "should", "target", "will", "would", and the negatives of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements may relate to, among other things: (i) the impact of the COVID-19 pandemic on our clinical trials, businesses, operating results, cash flows, and/or financial condition; (ii) the timeliness of regulatory approvals; (iii) our strategy and overall approach to our business model, our efforts to realign our business, and our ability to exercise more control and ownership over the development process and commercialization path; (iv) our ability to successfully enter new markets or develop additional product candidates, including the expected timing and results of investigational studies and preclinical and clinical trials, whether with our collaborators or independently; (v) our ability to consistently manufacture our product candidates on a timely basis or to establish agreements with third-party manufacturers; (vi) our ability to successfully enter into optimal strategic relationships with our subsidiaries and operating companies that we may form in the future; (vii) our ability to hold or generate significant operating capital, including through partnering, asset sales, and operating cost reductions; (viii) actual or anticipated variations in our operating results; (ix) actual or anticipated fluctuations in competitors' or collaborators' operating results or changes in their respective growth rates; (x) our cash position; (xi) market conditions in our industry; (xii) our expectations regarding the size of the patient populations amenable to treatment with our product candidates; (xiii)the volatility of our stock price; (xiv) the ability, and the ability of our collaborators, to protect our intellectual property and other proprietary rights and technologies; (xv) outcomes of pending and future litigation; (xvi) the rate and degree of market acceptance of any products developed by us, our subsidiaries, collaborations, or joint ventures, or JVs, and competition from existing technologies and products or new technologies and products that may emerge; (xvii) our ability to retain and recruit key personnel; (xviii) expectations related to the use of proceeds from public offerings and other financing efforts; and (xix) estimates regarding expenses, future revenue, capital requirements, and needs for additional financing.
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

Market and Industry Data

This Annual Report contains industry and market data that are based on general and industry publications, surveys and studies commissioned or conducted by third parties, some of which may not be publicly available, and our own internal estimates and research. Third-party publications, surveys and studies generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. These data involve a number of assumptions and limitations and contain projections and estimates of the future performance of the industries in which we operate that are subject to a high degree of uncertainty. We caution you not to give undue weight to such projections, assumptions and estimates.

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
•We may incur substantially more debt or take other actions that would intensify the risks discussed above.
Risks Related to the Discovery and Development of our Product Candidates
•Our business is dependent on our ability to advance our current and future product candidates through clinical trials, obtain marketing approval, and ultimately commercialize them.
•The market opportunities for our product candidates may be smaller than we estimate.
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
•As a company, we have never commercialized a product, we currently have no active sales force or commercial infrastructure and we may lack the necessary expertise, personnel and resources to successfully commercialize our product candidates.
•The successful commercialization of our product candidates will depend in part on the extent to which third-party payers provide coverage and adequate reimbursement levels.
•We are subject to certain United States and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations.

•Failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy and data protection laws could lead to governmental enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity.
Risks Related to our Business Operations and Strategy
•We rely on third parties to develop and commercialize some of our product candidates.
•If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.
•We may be sued for product liability.
•Our insurance policies are expensive and protect only from some business risks, which leaves us exposed to significant uninsured liabilities.
•Competitors and potential competitors may develop products and technologies that make ours obsolete or garner greater market share than ours.
•If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our product development programs, harm our research and development efforts, and we may be unable to continue to commercialize our product candidates.
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
•Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violation could require us to spend significant time and money and could prevent us from commercializing our technologies or impact our stock price.
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
•As of February 15, 2023, Randal J. Kirk controlled approximately 38 percent of our common stock and may be able to control or significantly influence shareholder votes and other corporate actions.
•Sales of a substantial number of shares of our common stock in the public market could occur at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
•Our articles of incorporation authorize us to issue preferred stock with terms that are preferential to those of our common stock.
•We are subject to anti-takeover provisions in our articles of incorporation and bylaws and under Virginia law that could delay or prevent an acquisition of our Company, even if the acquisition would be beneficial to our shareholders.

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
We have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies. UltraPorator has received FDA clearance for manufacturing UltraCAR-T cells in clinical trials, and we have been dosing patients with UltraCAR-T cells manufactured with UltraPorator in our clinical trials.
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
We have strategically focused our efforts on developing an innovative pipeline of therapies based on our transformative UltraCAR-T, AdenoVerse immunotherapy, and ActoBiotics therapeutic platforms. A core focus of our research and development programs has been an effort to address the drawbacks associated with conventional cell and gene therapy manufacturing approaches. To this end, we are developing therapeutic candidates that reduce manufacturing risk by eliminating the need for centralized cell therapy manufacturing and have invested in internal manufacturing capabilities to de-risk our clinical production.

Our Clinical Pipeline
Our Healthcare Business
Our healthcare business focuses on human therapeutics and developing research models and services for healthcare research applications. Our Biopharmaceuticals segment includes our wholly owned subsidiaries PGEN Therapeutics, Inc., or PGEN Therapeutics, and Precigen ActoBio, Inc., or ActoBio, as well as royalty interests in therapeutics and therapeutic platforms from companies not controlled by us. Exemplar Genetics, LLC, doing business as Precigen Exemplar, or Exemplar, is a wholly owned subsidiary which is focused on developing research models and services for healthcare research applications.
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
We believe that the development of innovative biological products requires a deep understanding of the complexity of cellular processes and the construction of improved gene programs developed in conditions reflective of the natural environment. We accomplish the design of optimized gene programs for our therapeutic approaches via our UltraVector platform that incorporates advanced DNA construction technologies and computational models to design and assemble genetic components into complex gene expression programs. UltraVector-enabled matrices facilitate rapid identification of components that yield desired gene expression. Our library of characterized genetic components and associated functional characterization data enable construction of gene programs for optimized expression of multiple effector genes. Expression of our membrane-bound interleukin-15, or mbIL15, gene improves functional characteristics of certain immune cells, including T-cells, by enhancing their potential for expansion and persistence.
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
PGEN Therapeutics' Therapeutic Platforms
UltraCAR-T
Recent technological advances have revolutionized the field of immunotherapy for the treatment of cancer. Of the many immunotherapy approaches, chimeric antigen receptor T, or CAR-T, cell therapies in particular have shown remarkable responses in cancer patients with hematological malignancies. These therapies rely on the genetic modification of T-cells to express chimeric antigen receptors and enable these modified T-cells to bind to specific antigens on the patient's tumor cells and kill the tumor cells. Concerns remain, however, regarding complex and lengthy manufacturing processes and the safety profile of CAR-T cell therapies. Furthermore, current autologous and allogeneic CAR-T cell therapies face challenges in the treatment of solid tumors due to rapid exhaustion and limited in vivo persistence of CAR-T cells. Current approaches to CAR-T manufacturing require extensive ex vivo expansion following viral vector transduction to achieve clinically relevant cell numbers. We believe such an ex vivo expansion process can result in the exhaustion of CAR-T cells prior to their administration, limiting their potential for persistence in patients after administration. Furthermore, lengthy and complex manufacturing of current CAR-T approaches results in high manufacturing costs and long delays in providing the CAR-T treatment to cancer patients. Time is of the essence for advanced cancer patients and even modest delays in treatment can adversely affect outcomes.
Our UltraCAR-T platform is differentiated from the competition, and we believe it has the potential to address the shortcomings of current technologies and disrupt the CAR-T treatment landscape by increasing patient access through shortening manufacturing time from weeks to days, decreasing manufacturing-related costs, and improving outcomes. We advanced the UltraCAR-T platform to address the inhibitory tumor microenvironment by incorporating intrinsic checkpoint blockade without the need for complex and expensive gene editing techniques. The next generation of UltraCAR-T utilizes a single multicistronic transposon DNA and the our overnight, decentralized manufacturing process of UltraCAR-T.
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

The key advantages of UltraCAR-T versus the traditional CAR-T approaches include:
Advanced non-viral multigenic delivery system
We have optimized and advanced the Sleeping Beauty system using our UltraVector DNA construction platform to produce multigenic UltraCAR-T cells. As a result of this optimization, our UltraCAR-T cells are precision-engineered to produce a homogeneous cell product that simultaneously co-expresses antigen-specific CAR, kill switch, and mbIL15 genes in any genetically modified UltraCAR-T cell. We recently introduced the next generation UltraCAR-T platform that addresses the inhibitory tumor microenvironment by incorporating a novel mechanism for intrinsic downregulation of one or more checkpoint inhibitor, or CPI, genes. This design achieves intrinsic CPI blockade without gene editing and is aimed at avoiding systemic toxicity and the high cost of combining CPI antibodies. The next generation UltraCAR-T cells simultaneously express CAR, mbIL15, and a kill switch, and incorporates intrinsic CPI blockade using a single multicistronic non-viral transposon. This design differentiates our UltraCAR-T platform from the approaches used by our competitors and, we believe, reduces the developmental risk as compared to those approaches because product homogeneity is a critical consideration for later stages of clinical development and subsequent commercialization. We utilize our protein engineering and immunology expertise to optimize antigen binding, hinge, and signaling domains of each CAR based on the target antigen expression profile and cancer indication. We have also included our proprietary kill switch technology in our UltraCAR-T cells to improve the safety profile.
Enhanced persistence and elimination of ex vivo expansion step due to expression of mbIL15
A key driver of improved UltraCAR-T cell performance is mbIL15. The expression of mbIL15 has been shown to enhance in vivo expansion of UltraCAR-T cells in the presence of tumor antigens and prevent T-cell exhaustion to maintain a less differentiated, stem-cell like memory phenotype leading to longer persistence of UltraCAR-T cells. This yields an enduring anti-tumor response that has been shown to outlast conventional CAR-T cells in preclinical studies, which we believe is essential to successfully targeting solid tumors. This design allows us to eliminate the need for ex vivo expansion prior to administration, a requirement that is a major limitation of current CAR-T treatments.
Scalable, rapid, decentralized manufacturing process
Another key differentiator of the UltraCAR-T therapeutic platform is our rapid and decentralized proprietary manufacturing process, which allows us to manufacture UltraCAR-T cells overnight at a medical center's current good manufacturing practices, or cGMP, facility and reinfuse the patient the following day after gene transfer. This process improves upon current approaches to CAR-T manufacturing, which require extensive ex vivo expansion following viral vector transduction that we believe can result in the exhaustion of CAR-T cells prior to their administration, limiting their potential for persistence in patients. The decentralized nature of the manufacturing process allows us to scale beyond the confines of a dedicated facility. We believe we are the first company to validate non-viral, rapid, decentralized manufacturing of CAR-T cells in the clinic by infusing patients one day after gene transfer at two different sites in our ongoing clinical trials. We believe UltraCAR-T is the only autologous CAR-T platform with manufacturing, quality control release and infusion back to the patient, occurring in one day.
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

PGEN Therapeutics' most advanced programs based on the UltraCAR-T platform include PRGN-3005, which is in a Phase 1b clinical trial for patients with advanced ovarian, fallopian tube, or primary peritoneal cancer; PRGN-3006, which is in a Phase 1b clinical trial for patients with relapsed or refractory acute myeloid leukemia, or AML, and high-risk myelodysplastic syndromes, or MDS; and PRGN-3007, based on the next generation UltraCAR-T, which has received FDA clearance to initiate a Phase 1/1b clinical trial for patients with advanced receptor tyrosine kinase-like orphan receptor 1-positive, or ROR1+, hematological and solid tumors.

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

The Phase 1/1b clinical study of PRGN-3005 is designed to enroll in two phases, an initial dose escalation phase (Phase 1) followed by a dose expansion phase (Phase 1b). We have completed enrollment in the Phase 1 dose escalation portion of the PRGN-3005 Phase 1/1b study. The Phase 1 portion of the study is a dual-arm, non-randomized, open-label clinical trial in patients with advanced, recurrent platinum-resistant ovarian, fallopian tube or primary peritoneal cancer. Patients in the Phase 1 dose escalation trial receive either intraperitoneal, or IP (Arm 1), or intravenous, or IV (Arm 2), administration of PRGN-3005 without prior lymphodepletion. The primary objectives of the Phase 1 trial are to assess the safety and maximum tolerated dose, or MTD, of PRGN-3005. For both routes of administration, PRGN-3005 will follow a 3+3 dose escalation pattern. We expect to enroll up to 71 patients total in this study.

Interim data from the patients treated in the IP arm showed a favorable safety profile, dose-dependent expansion and persistence in the peripheral blood, and clinical activity as evidenced by a decrease or stabilization of total target tumor burden at the first restaging in a majority of patients. In addition, the UltraPorator system has enabled us to deliver higher UltraCAR-T doses than previous process with commercially available device, and we believe that our consistent ability to successfully manufacture UltraCAR-T cells at a medical center confirms the validity of our rapid, decentralized approach to manufacturing.

Previously we had announced FDA clearance to initiate dosing in the IV arm of the Phase 1 dose escalation trial concurrently with the IP arm and subsequent FDA clearance to start enrollment of patients in Dose Level 3 in the IV arm without the need to follow 3+3 dose escalation through Dose Levels 1 and 2. In January 2022, we announced the completion of enrollment in the dose escalation phase of both IP and IV arms without lymphodepletion in the ongoing Phase 1 clinical trial. We received FDA clearance to incorporate lymphodepletion at Dose Level 3 of the IV arm in the Phase 1 study and completed enrollment in the cohort. Follow up is ongoing for study patients and we expect to present Phase 1 data in the first half of 2023.

We have initiated the Phase 1b dose expansion study of PRGN-3005 UltraCAR-T at Dose Level 3 with lymphodepletion prior to IV infusion. We have received FDA clearance to incorporate repeat dosing in the Phase 1b expansion study and subsequently the first patient received repeat PRGN-3005 infusion. Site activation activities are in progress at multiple major cancer centers in the US for multicenter expansion of Phase 1b study.
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

AML is among the most common types of leukemia in adults with approximately 20,000 AML patients diagnosed in the United States annually. AML is a heterogeneous disease with 50-70 percent relapse rates and rapid progression. The prognosis for patients with AML is poor, with an average five-year survival rate of approximately 25 percent overall, and less than a 5 percent five‐year survival rate for patients older than 65. More than 10,000 cases of higher-risk MDS are diagnosed annually in the United States. Due to the aggressive nature of AML progression, rapid availability of treatment is of even greater importance in this patient population, and our non-viral UltraCAR-T manufacturing process would represent a significant potential advantage over current approaches that require long lead times for manufacturing.
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

The Phase 1/1b clinical study of PRGN-3006 is designed to enroll in two phases, an initial dose escalation phase (Phase 1) followed by a dose expansion phase (Phase 1b). We have completed Phase 1 dose escalation portion of the PRGN-3006 Phase 1/1b study. The Phase 1 portion of this study is a dual-arm, non-randomized, dose-escalation clinical trial where PRGN-3006 is delivered via intravenous infusion. The patient population includes relapsed or refractory AML, or r/r AML, higher-risk MDS, and CMML. In the 3+3 dose escalation phase, patients are treated in one of the two arms: patients in Cohort 1, or No Lymphodepletion arm, receive UltraCAR-T cell infusion without prior lymphodepletion, and patients in Cohort 2, or Lymphodepletion arm, receive lymphodepleting chemotherapy prior to UltraCAR-T infusion. The primary objective of this trial is to assess the safety of PRGN-3006 and determine the MTD.

In December 2022, the Principal Investigator of the PRGN-3006 clinical study presented complete Phase 1 data at the 64th American Society of Hematology Annual Meeting and Exposition. The presentation included the complete data set for the Phase 1 dose escalation portion of the study. The study enrolled a total of 26 patients (N=10 non-lymphodepletion; N=16 with lymphodepletion) and included 21 patients with r/r AML, 2 patients with chronic myelomonocytic leukemia (CMML), and 3 patients with MDS. The median age was 60.5 years (range: 32-77). Patients were heavily pre-treated with a median of 3.5 prior regimens (range: 1-9) and 58% of patients (N=15) had prior allogeneic hematopoietic stem cell transplantation (allo-HSCT). Patients treated in the non-lymphodepletion cohort and lymphodepletion cohort received a single administration of 1.8 to 50 x 106 and 4.4 to 83 x 106 UltraCAR-T cells via IV infusion, respectively.

In both the non-lymphodepletion (Cohort 1) and the lymphodepletion (Cohort 2) cohorts, PRGN-3006 was well-tolerated with no dose-limiting toxicities (DLTs) reported. The majority of treatment emergent adverse events (TEAEs) were either Grade 1 or 2. There was only one transient Grade 3 CRS reported in each cohort with the Cohort 2 event subsequently downgraded to Grade 1 by the investigator. Incidence of immune effector cell-associated neurotoxicity syndrome (ICANS) was rare with one Grade 1 event and one Grade 2 event in Cohort 1 and Cohort 2, respectively. No patients experienced a significant increase in serum IL-15, demonstrating that mbIL15 remains tethered to the UltraCAR-T cells as designed and is not released.

Excellent dose-dependent expansion and persistence of PRGN-3006 in peripheral blood and bone marrow was observed following a single infusion in both the non-lymphodepletion and lymphodepletion cohorts highlighting the ability of UltraCAR-T cells to engraft and survive even in the absence of lymphodepletion. Higher peak expansion (> 10 fold) in peripheral blood was observed in the lymphodepletion cohort compared to non-lymphodepletion cohort at the same dose level.

In the lymphodepletion cohort (Cohort 2), an objective response rate (ORR) of 27% (3 out of 11) was reported for heavily pre-treated r/r AML patients with poor prognosis (median prior treatments: 4; range: 1-9). Responders received a single PRGN-3006 dose ranging between 4.4 to 28 x 106 cells following lymphodepletion. A disease control rate (DCR) of 45% (5 out of 11) at day 28 for r/r AML patients and 100% of MDS patients, respectively. One patient with CRi was bridged to allo-HSCT at three months post treatment and remains in a measurable residual disease-negative CR 18 months post-transplant. Additionally, of the 15 evaluable patients in the lymphodepletion cohort (Cohort 2), 60% (9 out of 15) heavily pre-treated patients had a reduction in bone marrow blasts following a single PRGN-3006 infusion, with 4 patients experiencing a substantial decrease to ≤5%.

Analysis of peripheral blood samples post PRGN-3006 infusion showed gene expression changes consistent with improvement in the immune compartment function for anti-tumor effect in responders. There was an increase in cytotoxicity, costimulatory signaling, and lymphoid compartment and decreased apoptosis pathway scores in the lymphodepletion cohort on Days 14 and 28 post PRGN-3006 treatment compared to baseline.

We have initiated Phase 1b dose expansion study where PRGN-3006 is being evaluated following lymphodepletion. The Phase 1b dose expansion study of PRGN-3006 UltraCAR-T was expanded to Mayo Clinic in Rochester, Minnesota, joining the existing Moffitt Cancer Center, Tampa, Florida site enhancing the decentralized manufacturing model. The first patient was successfully dosed at the expansion site with PRGN-3006 UltraCAR-T. Site activation activities are in progress at several additional major cancer centers across the US as part of the multicenter expansion of the study. The Company received FDA clearance to incorporate repeat dosing in the Phase 1b expansion phase of the study, at the discretion of the treating physician. There is no requirement for additional lymphodepletion in repeat dose patients due to the demonstrated ability of PRGN-3006 to expand in the absence of lymphodepletion. PRGN-3006 has been granted Orphan Drug designation in patients with AML and Fast Track Designation in patients with r/r AML by the FDA.

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

FDA has cleared the investigational new drug, or IND, application to initiate the Phase 1/1b clinical trial of PRGN-3007 in advanced ROR1+ hematological and solid tumors. The Phase 1/1b clinical trial is an open-label study designed to evaluate the safety and efficacy of PRGN-3007 in patients with advanced ROR1+ hematological (Arm 1) and solid (Arm 2) tumors. The target patient population for Arm 1 includes relapsed or refractory CLL, relapsed or refractory MCL, relapsed or refractory B-ALL, and relapsed or refractory DLBCL. The target patient population for Arm 2 includes locally advanced unresectable or metastatic histologically confirmed TNBC. The study will enroll in two parts: an initial 3+3 dose escalation in each arm followed by a dose expansion at the maximum tolerated dose. Arm 1 and Arm 2 will enroll in parallel. The Phase 1 trial will be conducted in collaboration with Moffitt Cancer Center, a pioneer in CAR-T clinical development. PRGN-3007 manufacturing technology transfer to Moffit Cancer Center was completed for initiation of the Phase 1 study. The Phase 1 study is currently open for enrollment.

The lead investigator of the PRGN-3007 Phase 1 study presented an abstract titled, "A Phase1/1b Dose Escalation/Dose Expansion Study of PRGN-3007 UltraCAR-T Cells in Patients with Advanced Hematologic and Solid Tumor Malignancies," at the 64th American Society of Hematology Annual Meeting and Exposition.
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
Repeat administration
Unlike most competing approaches, our gorilla adenovectors are suitable for repeat administration, which can lead to boosted antibody and T-cell responses. This suitability for repeat administration stems from the very low to non-existent seroprevalence of and limited immunity to gorilla adenoviruses in the human population. For example, our gorilla adenovector variant GC46 has been shown to have a seroprevalence of less than 6 percent in the United States, with low seropositive titers. In comparison, the seroprevalence of Ad5 in the United States is estimated to be 58 percent, with most of seropositive individuals having high titers. This high Ad5 seroprevalence limits the effectiveness of Ad5-based adenovectors in clinical studies. The rare and weak pre-existing immunity against gorilla adenovectors may therefore provide an advantage in clinical applications as compared to existing competition.

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
Durable antigen-specific immune response
Gorilla adenovectors have been shown in preclinical studies to generate high-level and durable antigen-specific neutralizing antibodies and effector T-cell immune responses, as well as an ability to boost these antibody and T-cell responses via repeat administration.
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
PGEN Therapeutics' most advanced programs based on the AdenoVerse immunotherapy platform include: (i) PRGN-2009, a first-in-class, investigational "off-the-shelf" immunotherapy utilizing the AdenoVerse platform, is designed to activate the immune system to recognize and target human papillomavirus-positive, or HPV+, solid tumors, which is in a Phase 1/2 clinical trial for patients with HPV-associated cancers in collaboration with the National Cancer Institute, or NCI, pursuant to a cooperative research and development arrangement, or CRADA; and (ii) PRGN-2012, a first-in-class, investigational "off-the-shelf" AdenoVerse immunotherapy designed to elicit immune responses directed against cells infected with HPV type 6, or HPV6, or HPV type 11, or HPV11, which is in a Phase 2 trial in patients with recurrent respiratory papillomatosis, or RRP.
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
In preclinical studies, PRGN-2009 treatment induced strong HPV-specific immune response and effectively controlled solid tumors in a murine model of HPV+ head and neck cancer. In a humanized mouse model of HPV+ cancer, PRGN-2009 treatment led to an increase in CD8 and CD4 T-cells in the tumor microenvironment and a reduction in the tumor. In a syngeneic mouse model of HPV+ cancer, repeated injections of PRGN-2009 monotherapy resulted in generation of high levels of HPV-specific T-cells, and reduction in tumor burden. The combination of PRGN-2009 with bintrafusp alfa, or M7824, an investigational bifunctional fusion protein, further reduced tumor growth, increased HPV-specific T-cells, and increased T-cell infiltration into the tumor microenvironment in vivo.
PRGN-2009 is in a Phase 1/2 clinical trial for patients with HPV-associated cancers in collaboration with NCI pursuant to a CRADA. The Phase 1 portion of the study was designed to follow 3+3 dose escalation to evaluate the safety of PRGN-2009 administered as a monotherapy, Arm A, to determine the recommended Phase 2 dose, or R2PD, followed by an evaluation of the safety of the combination of PRGN-2009 at the R2PD and M7824, Arm B. The Phase 1 study population includes patients with recurrent or metastatic HPV-associated cancers. PRGN-2009 is administered via sub cutaneous injection once every 2 weeks for three administrations and may be continued every 4 weeks for up to one year, as clinically appropriate. M7824 is administered on Day 1 and then every 2 weeks. The Phase 2 portion of the study is designed to evaluate PRGN-2009 as a monotherapy or combination therapy as a neoadjuvant or induction therapy in patients with newly-diagnosed stage II/III HPV16-positive oropharyngeal cancer and patients with newly diagnosed operable stage II/III/IVA/IVB HPV+ sinonasal squamous cell cancer.
In November 2021, the Principal Investigator of the PRGN-2009 clinical trial presented additional interim data at the Society for Immunotherapy of Cancer, or SITC, 2021 Annual Meeting.
Phase 1 data showed a favorable safety profile of repeated PRGN-2009 administrations in both the monotherapy and the combination arms with no DLTs. In addition, there was not a significant neutralizing antibody response to gorilla adenovector post PRGN-2009 treatment, and there was not a significant increase in neutralizing antibody response over time with subsequent additional vaccinations in both the monotherapy and the combination arms. We believe that the lack of significant neutralizing antibody response highlights the ability to deliver repeated administrations of PRGN-2009, a major differentiation of our AdenoVerse immunotherapy platform. Phase 1 data showed encouraging clinical activity and patient case studies showed an increase in the HPV16 and/or HPV18-specific immune response after PRGN-2009 administration and an increase in the magnitude and breadth of immune response with respect to repeated administrations of PRGN-2009.

Enrollment in the Phase 1 monotherapy and combination therapy arms in patients with recurrent or metastatic HPV-associated cancers and patient follow up is ongoing.. We expect to present monotherapy and combination therapy safety and efficacy data in the first half of 2023. In addition, enrollment in the monotherapy arm of the Phase 2 trial, which evaluates PRGN-2009 as a neoadjuvant therapy for newly diagnosed oropharyngeal or sinonasal squamous cell cancer (OPSCC) patients is ongoing with 19 of 20 estimated patients enrolled. Interim clinical data presentation from the Phase 2 monotherapy arm is expected in the second half of 2023. We plan to seek FDA guidance on a rapid regulatory strategy for PRGN-2009 given the positive interim results and significant unmet patient need.
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

RRP is a rare, difficult-to-treat and sometimes fatal neoplastic disease of the upper and lower respiratory tracts that is caused by infection with HPV6 or HPV11. RRP is classified based on age of onset as juvenile or adult. RRP prevalence is estimated to be approximately 10,000 adult patients and 6,000 juvenile patients in the U.S and up to 60,000 adult patients outside the U.S., based on extrapolating U.S prevalence rates to populations in the EU, China and Japan. There is no approved therapeutic treatment for RRP and the current standard-of-care is repeated endoscopic debulking with ablation or excision of papillomatous lesions. Surgeries are not curative and recurrence of papilloma after surgical removal is very common and repeated procedures are required to debulk and monitor the disease, which exposes patients to anesthetic and surgical risks, and emotional distress. Patients with aggressive RRP can undergo hundreds of lifetime surgeries to control their disease. RRP morbidity and mortality results from the effects of papilloma mass on the vocal cords, trachea, and lungs, which may cause voice changes, stridor, airway occlusion, loss of lung volume, and/or post-obstructive pneumonia. Although rare, RRP has potential for malignant transformation in three to seven percent of adult patients. . In addition, more than 90 percent of genital warts are related to HPV6 and HPV11 infection.
In preclinical models, PRGN-2012 has demonstrated strong HPV6 and HPV11-specific T-cell response in RRP patient samples in vitro.

PRGN-2012 is currently under evaluation in a Phase 2 clinical trial. The clinical trial evaluates PRGN-2012 as an immunotherapy following standard-of-care surgery in adult patients with RRP. PRGN-2012 has been granted Orphan Drug Designation in patients with RRP by the FDA. PRGN-2012 is being developed in collaboration with the Center for Cancer Research at NCI through a CRADA.

We have completed Phase 1 dose escalation and dose expansion arms of the PRGN-2012 Phase 1/2 study. The Phase 1 clinical study evaluated safety and efficacy of PRGN-2012 as an immunotherapy following standard-of-care RRP surgery. Trial design included a 3+3 dose escalation cohort followed by a dose expansion cohort to enroll additional patients at the recommended Phase 2 dose (RP2D). Adult patients with severe, aggressive RRP, defined as greater than or equal to 3 surgeries in the prior 12 months, were eligible for the clinical trial.

In January 2023, the lead associate investigator of the PRGN-2012 clinical study presented Phase 1 study data at our virtual R&D event. A total of 15 patients were enrolled in the Phase 1 study at one of the following dose levels with patients receiving four PRGN-2012 administrations (on days 1, 15, 43 and 85) via subcutaneous injection at one of the two dose levels: (i) Dose Level 1: 1 x 1011 viral particles (vp)/dose; N=3 ; or (ii) Dose Level 2: 5 x 1011 vp/dose; N=12. Baseline patient characteristics included a median age of 51 years (range: 30 to 73). Ten patients were male and five were female. Patients had an average of 6.2 surgeries (range: 3 to 10) in the prior 12-months before enrolling in the trial.

Phase 1 data demonstrated that the repeated administrations of PRGN-2012 were well-tolerated with no DLTs. There were no TRAEs greater than Grade 2. All patients received four administrations of PRGN-2012 at the intended dose level. TRAEs were all mild and reduced in frequency over the treatment interval. The most common TRAE was injection site reaction, which occurred in all of the patients. Most other TRAEs occurring in more than one subject were similar to seasonal vaccines and the most common were fatigue, fever, and chills. There was a low-level increase in neutralizing antibodies against gorilla adenovector after first administration and lack of significant neutralizing antibody response to gorilla adenovector over time with subsequent vaccinations highlights the ability to deliver repeated administrations of PRGN-2012.

Phase 1 efficacy data for Dose Level 1 showed that PRGN-2012 treatment reduced the need for surgeries for 100% (3 out of 3) severe, aggressive RRP patients. Patients in Dose Level 1 had a 33% (1 out of 3) Overall Response Rate (ORR), defined as greater than or equal to 50% reduction in the surgeries in 12-months post PRGN-2012 treatment completion compared to 12-months pre-treatment. Additionally, PRGN-2012 treatment at Dose Level 1 resulted in improvement in average time to recurrence (TTR), which is defined as time from start of treatment to first RRP surgery, post treatment.

Phase 1 efficacy data for Dose Level 2 showed PRGN-2012 treatment significantly reduced the need for surgeries for severe, aggressive RRP patients. At Dose Level 2, 50% (6 out of 12) patients had a Complete Response, which is defined as no surgeries needed during the 12-month period following PRGN-2012 treatment completion. As of January 12, 2023 data cutoff, all complete responders remained surgery-free post PRGN-2012 treatment. Patients in Dose Level 2 had a 58% (7 out of 12) ORR. 83% (10 out of 12) of patients treated at Dose Level 2 had reduced RRP surgeries in 12-months post PRGN-2012 treatment compared to pre-treatment. The number of RRP surgeries in the patients (N=12) in Dose Level 2 reduced from a median of 6.5 surgeries (range: 3-10) in the 12-months pre-treatment to 0.5 surgeries (range: 0-6) in 12-months post PRGN-2012 treatment completion. In addition, there was a significant improvement in TTR for patients treated with PRGN-2012 at dose level 2.

Additionally, PRGN-2012 treatment at Dose Level 2 showed significant improvement in anatomical Derkay scores, a tool used for research purposes to quantify RRP severity based on involvement of laryngeal structures, and voice quality, evaluated using the validated Vocal Handicap Index-10 (VHI-10), at 24-weeks post PRGN-2012 treatment completion compared to baseline.

The Phase 1 data showed that PRGN-2012 treatment resulted in an increase in HPV 6/11-specific T-cell response in the peripheral blood of RRP patients. Furthermore, the T-cells infiltrating papillomas from patients who had an objective response and a biopsy sample available showed an increase in HPV 6/11-specifc T-cells in papillomas after PRGN-2012 treatment.

Enrollment is ongoing in Phase 2 study of PRGN-2012 with 20 patients enrolled to date. PRGN-2012 has been granted Orphan Drug designation for the treatment of RRP by the FDA.
Preclinical Programs

We have a robust pipeline of preclinical programs in order to drive long-term value creation. Our pipeline includes product candidates based on UltraCAR-T and "off-the-shelf" AdenoVerse immunotherapy therapeutic platforms. We expect to continue development of a number of potential product candidates in our preclinical pipeline and, consistent with our commitment to actively manage our portfolio programs, we exercise discipline in our portfolio management by systematically evaluating data from our preclinical programs in order to make rapid "go" and "no go" decisions. Through this process, we believe we can more effectively allocate resources to programs that we believe show the most promise and advance such programs to clinical trials.Precigen ActoBio
ActoBio is pioneering a proprietary class of microbe-based biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics. We refer to these microbe-based biopharmaceuticals as ActoBiotics.
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
One of the lead investigators of the AG019 clinical trial presented results from the primary analysis at the Federation of Clinical Immunology Societies (FOCIS) 2021 Virtual Annual Meeting. In addition, one of the lead investigators of the AG019 clinical trial presented additional interim data at the European Association for the Study of Diabetes (EASD) 57th Annual Meeting in October 2021.
The primary endpoint of both the Phase 1b AG019 monotherapy and the Phase 2a AG019 combination therapy was met. AG019 was well-tolerated when administered to adults and adolescents either as monotherapy or in combination with teplizumab. A single 8-week treatment cycle of oral AG019 as a monotherapy and in combination with teplizumab showed stabilization or increase of C-peptide levels during the first 6 months post treatment initiation in recent-onset T1D. In an independent analysis performed in a subset of adult and adolescent patients by the Immune Tolerance Network (ITN), a leading independent research group sponsored by the United States National Institutes of Health, AG019 monotherapy and combination therapy induced antigen-specific tolerance in conjunction with the reduction of disease-specific T-cell responses. The extent of these antigen-specific immune modulatory effects in the combination therapy patients was similar to what was seen in AG019 monotherapy patients indicating that this effect may be attributed to the single 8-week treatment cycle of oral AG019.
Partnered Program

We previously entered into a collaboration with Castle Creek Biosciences, Inc., or Castle Creek, to advance certain product candidates. Pursuant to the collaboration, we licensed our technology platforms to Castle Creek for use in certain specified fields, and in exchange, we received and were entitled to certain access fees, milestone payments, royalties, and sublicensing fees related to the development and commercialization of product candidates. In March 2020, we and Castle Creek terminated the original collaboration agreement by mutual agreement, with the parties agreeing that certain product candidates would be treated as "Retained Products" under the terms of the original agreement. Castle Creek retains a license to continue to develop and commercialize the Retained Products within the field of use for so long as Castle Creek continues to pursue such development and commercialization, and we are also entitled to certain royalties with respect to the Retained Products. One such Retained Product is D-Fi (debcoemagene autoficel), formerly designated FCX-007, for the treatment of recessive dystrophic epidermolysis bullosa, or RDEB.
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
As of December 31, 2022, Exemplar had 33 employees. Exemplar's primary domestic production facilities, are located in Flandreau, South Dakota, and Johnson County, Iowa, and include approximately 107,000 square feet of production, lab, and office facilities.
Competition: Healthcare Business

While we believe that our novel approach to developing the next generation of gene and cell therapies utilizing our UltraCAR-T. AdenoVerse immunotherapy or ActoBiotics platform to target the most urgent and intractable challenges in immuno-oncology, autoimmune disorders, and infectious diseases provides us with competitive advantages, our industry is highly competitive and subject to rapid and significant technological change. Many of our competitors have significantly greater financial, technical, and human resource capabilities than we do, and certain of our competitors may also benefit from local government subsidies and other incentives that are not available to us. In addition, mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. As a result of the resources available to our competitors, our competitors may be able to develop competing and/or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we can.
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

UltraCAR-T
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

Bristol-Myers Squibb's product candidate, JCAR020, is a MUC16-IL-12 armored T-cell therapy being developed to treat ovarian cancer. Similar to our UltraCAR-T platform, this product candidate targets MUC16 on ovarian tumors. JCAR020 is engineered with "armored CAR" technology to co-express CAR and IL-12, a cytokine that can help overcome the inhibitory effects that the tumor micro-environment can have on T-cell activity. Tmunity Therapeutics is developing Tm Tn-MUC 01 CAR-T for various solid tumors including ovarian cancer. This candidate targets TnMUC-1 antigen on tumor cells. Tmunity Therapeutics is also developing TmMSLN-01 CAR-T targeting mesothelin for various solid tumors including ovarian cancer. TCR2 Therapeutics' gavocabtagene autoleucel (gavo-cel, formerly TC-210) targets mesothelin and is based on TCR Fusion Construct T-cells, or TRuC-T cells, technology and is manufactured using lentiviral transduction of autologous T-cells. TCR2 is also developing TC-510 targeting mesothelin for various solid tumors including ovarian cancer. Anixa Biosciences is developing an autologous CAR-T treatment targeting follicle stimulating hormone receptor (FSHR) for ovarian cancer, which we believe is in a clinical trial. Arsenal Biosciences is developing AB-1015 CAR-T, which we believe is in a clinical trial for platinum resistant ovarian cancer. Regeneron and 2seventy bio are developing bbT4015, an engineered CAR T-cell therapy targeting MUC16, which we believe is in preclinical development.

For the treatment of AML using cell therapies, we believe that Mustang Bio, Kite, 2seventy bio and Nkarta have product candidates in the most advanced clinical trials. Mustang Bio's product candidate, MB-102, is an investigational autologous CAR-T cell therapy that is produced by engineering patient T-cells to recognize and eliminate CD123-expressing tumors. Kite is developing KITE-222, an investigational autologous T-cell therapy engineered with a CAR that specifically targets CLL-1 for treatment of AML. We believe that 2seventy bio is developing DARIC33, a pharmacologically controlled CD33-targeted CAR-T therapy which is in a clinical trial for pediatric AML. Nkarta is developing NKX101, an investigational allogeneic NK cell therapy expressing a CAR target NKG2D ligands and mbIL-15. We believe NKX101 is in a clinical trial for AML and MDS. Amgen is developing AMG 553, an FMS-like tyrosine kinase 3, or FLT3, CAR-T cell therapy utilizing autologous T-cells genetically modified ex vivo to express a transmembrane CAR to target FLT3 protein on the surface of AML cells irrespective of FLT3 mutational status. Cellectis S.A. is also developing UCART123, an allogeneic anti-CD123 CAR-T cell therapy, which utilizes lentivector transduction followed by TALEN-mediated gene editing to eliminate expression of TCRαβ from donor T-cells. Vor Biopharma is developing VOR33, an investigational hematopoietic stem cell (HSC) therapy with elimination of CD33 expression via gene-editing, in combination with MylotargTM, an anti-CD33 antibody drug conjugate (ADC). Vor Biopharma is also developing VCAR33, an autologous anti-CD33 CAR-T as a monotherapy and in combination with VOR33. We believe Gracell is developing GC017 for AML, which is in preclinical development. Finally, Allogene Therapeutics' allogeneic CAR-T therapies ALLO-316 and ALLO-819, targeting FLT3 and CD70, respectively, which we believe are in preclinical development for AML, are manufactured using healthy donor T-cells that are engineered using lentiviral transduction to express CAR followed by gene editing to eliminate expression of TCR to reduce the potential of rejection of therapy by a patient's immune system.

Bristol-Myers Squibb Lyell Immunopharma is developing LYL797, a ROR1-targeted CAR T-cell product, which we believe recently received FDA clearance to initiate Phase 1 clinical trial for patients with relapsed/refractory ROR1+TNBC or non-

small cell lung cancer, or NSCLC. We believe that Lyell is also developing another ROR1 CAR-T candidate, LYL119, which is in preclinical development for ROR1+ solid tumors. Oncternal Therapeutics is developing ONCT-808, a ROR1 targeted autologous CAR-T cell therapy, which we believe is currently in preclinical development, initially as a potential treatment for hematologic malignancies.

In addition to our direct competitors that are using CAR-T therapies specifically for the treatment of ovarian cancer and AML, the CAR-T technology space has significant other competition including from multiple companies and their collaborators, such as Novartis and University of Pennsylvania, Kite and Gilead, Bristol-Myers Squibb, Legend Biotech, Adaptimmune and GSK, Autolus Therapeutics, 2seventy bio, Poseida Therapeutics, Gracell and Bellicum Pharmaceuticals. We also face competition from non-cell based cancer treatments offered by other companies such as Amgen, AstraZeneca, Incyte, Merck, Abbvie, and Roche.
See "PGEN Therapeutics' Therapeutic Platforms" for a discussion of the features that we believe differentiate our UltraCAR-T treatments from our competitors.

AdenoVerse Immunotherapy

For our PRGN-2009 candidate in HPV-associated cancers, we believe that INOVIO Pharmaceuticals, AstraZeneca, BioNTech SE, PDS Biotechnology, and Transgene S.A. are developing immunotherapies that are in clinical testing. TG4001 is an investigational therapeutic cancer vaccine candidate using an attenuated and modified poxvirus, or MVA, as a vector expressing the HPV16 E6 and E7 proteins and interleukin-2. We believe TG4001 is in a clinical trial in combination with anti-PD-L1 antibody avelumab for anogenital HPV+ cancers. INOVIO's lead investigational candidate VGX-3100 is a plasmid DNA based vaccine designed to increase T cell immune responses against the E6 and E7 antigens of HPV16 and HPV18. VGX-3100 is in clinical trials for precancerous cervical dysplasia, vulvar dysplasia, and anal dysplasia . We believe BioNTech is developing BNT113, an investigational HPV16 E6/7 mRNA vaccine. We believe BNT113 is in a clinical trial for HPV16+ Head and Neck cancer. We believe PDS Biotechnology is developing PDS-0101, an investigational HPV16 peptide vaccine for various HPV-associated cancers. We believe PDS0101 is in clinical trials as monotherapy for recurrent/metastatic HPV16+ head and neck cancer, pre-metastatic HPV-associated oropharyngeal cancer, and locally advanced (IB3-IVA) cervical cancer as well as combination therapy for HPV+ anal, cervical, head and neck, penile, vaginal, vulvar cancers. Cellid is developing BVAC-C, which is based on CeliVax technology that uses patient-derived B cells and monocytes transfected with E6/E7 recombination gene of HPV16 and HPV18 and loaded with an adjuvant for HPV-associated cancers.
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

For our product candidate PRGN-2012 for the treatment of RRP, while we believe our approach for PRGN-2012 is novel based on the design of antigen targeting HPV6 and HPV11 and use of our gorilla adenovector, we face competition in the treatment of RRP. We believe our main competitor in the field is INOVIO Pharmaceuticals with their investigational DNA vaccine INO-3107 targeting HPV6 and HPV11 antigens.
Actobiotics
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

Exemplar

Precigen Exemplar is providing porcine research models and services that aid scientists in the understanding of human disease mechanisms and development of new therapeutics. We use precise genome modification to recapitulate numerous human diseases in our Yucatan MiniSwine platform, which are utilized by our industry and academic clientele for the development of new small molecule, gene, and cell therapies. Competition in this space includes Surrogen and Renovate.
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
Our success depends, in part, upon our ability to obtain patents and maintain adequate protection for our intellectual property relating to our technologies and product pipeline. We have adopted a strategy of seeking patent protection in the United States and in other jurisdictions globally as we deem appropriate under the circumstances, with respect to certain of the technologies used in or relating to our technologies and product pipeline. For instance, where we believe appropriate, we have counterpart patents and patent applications in other jurisdictions, such as Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, and South Africa. In the future, we may file in these or additional jurisdictions as deemed appropriate for the protection of our technologies.
As of December 31, 2022, we owned or in-licensed patents in United States patents and have pending United States patent applications relating to various aspects of our platforms and technologies, and we have pursued counterpart patents and patent applications in other jurisdictions around the world, as we have deemed appropriate. We continue to actively develop our portfolio through the filing of new patent applications, provisional and continuations or divisionals relating to our advancing technologies, methods and products as we and our collaborators deem appropriate.
We work to maintain protection for our key technologies including: our various switch technologies, with a last to expire patent currently in 2038; our portfolio around various gene delivery technologies and their use, with a last to expire patent in 2040; and our portfolio around various genetic componentry such as specialized vectors containing these genetic componentry and their use, with a last to expire patent in 2044. Although we have no certainty that these patents will not be subject to challenge in the future, as of this filing, there are currently no material contested proceedings and/or third-party claims with respect to any of these patent portfolios.
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
Under the BPCIA, innovator manufacturers of original biological products are granted twelve years of marketing exclusivity after first licensure before biosimilar versions of such products can be licensed for marketing in the United States. This means that the FDA may not approve an application for a biosimilar product that references data in an innovator's Biologics License Application, or BLA, until 12 years after the date of approval of the reference biological product, with a potential six-month extension of exclusivity if certain pediatric studies are conducted and the results are reported to the FDA. A biosimilar application may be submitted four years after the date of licensure of the reference biological product, but the FDA cannot approve the application until the full exclusivity period has expired. This 12-year exclusivity period operates independently from other protections that may apply to biosimilar competitors, including patents that are held for those products. Additionally, the BPCIA establishes procedures by which the biosimilar applicant must provide information about its application and product to the reference product sponsor and by which information about potentially relevant patents may be shared and litigation over patents may proceed in advance of approval. The BPCIA also provides a period of exclusivity for the first biosimilar to be determined by the FDA to be interchangeable with the reference product.
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
Privacy Laws
In the United States, we may be subject to data privacy and security laws and regulations by both the federal government and the states in which we conduct our business. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. Numerous federal and state laws and regulations, including state data breach notification laws, state health information and/or genetic privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission, or FTC, Act and the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or CCPA), govern the collection, use, disclosure, protection and other processing of health-related and other personal information. Many of these laws differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Compliance with these laws is difficult, constantly evolving, and time consuming. Federal regulators, state attorneys general, and plaintiffs' attorneys, including class action attorneys, have been and will likely continue to be active in this space.
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
In addition, the CCPA establishes certain requirements for data use and sharing transparency, and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. The CCPA and its implementing regulations have already been amended multiple times since their enactment. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level that could impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. The CCPA and evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners.

Internationally, laws and regulations in many jurisdictions also apply broadly to the collection, use, storage, disclosure, protection and other processing of data that identifies or may be used to identify or locate an individual. Please see the risk factor entitled “Failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy and data protection laws could lead to governmental enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.”
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
We experienced delays and suspensions in our trials in 2020 due to the COVID-19 pandemic and although these suspensions did not result in significant overall delay, there is uncertainty regarding the duration and severity of the ongoing pandemic, and we could experience further delays of other pandemic-related events that may adversely impact our clinical as well as preclinical pipeline candidates in the future. Notwithstanding the foregoing, as the COVID-19 pandemic continues to evolve, or if future pandemics occur, we may experience additional delays to our clinical trials, including related to enrollment, site closures, reduced availability of key personnel, or our ability to receive the necessary approvals from the FDA or other regulatory agencies to advance our programs.
We are also closely monitoring the impact of COVID-19 on other aspects of our business. While Exemplar has not experienced any significant impacts as a result of COVID-19 at this time, we are unable to reliably quantify or estimate what the future impacts may be.

Given the dynamic nature of these circumstances, the full impact of the COVID-19 pandemic on our ongoing business, results of operations, and overall financial performance cannot be reasonably estimated at this time. For more information regarding the risks associated with COVID-19 and its impact on our business, see "Risk Factors - Risks Related to Our Business."
Reportable Segments
As of December 31, 2022, our reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the year ended December 31, 2022. See "Notes to the Consolidated Financial Statements - Note 18" appearing elsewhere in this Annual Report for a discussion of our reportable segments and Segment Adjusted EBITDA.
Research and Development
As of December 31, 2022, we had 138 employees supporting our research and development functions of our healthcare operations, including operational and facility activities. We incurred expenses of $47.2 million, $47.9 million and $39.4 million in 2022, 2021, and 2020, respectively, on research and development activities for continuing operations. We anticipate that our research and development expenditures could increase as we advance our healthcare programs and platforms. As of December 31, 2022, our primary domestic research and development operations were located in laboratory facilities in Germantown, Maryland, and our primary international research and development operations were located in a laboratory facility in Ghent, Belgium.
Financial Information
Collaboration revenues, product revenues, service revenues and other revenues and operating loss for each of the last three fiscal years, along with assets as of December 31, 2022 and 2021, are set forth in the consolidated financial statements, which are included in Item 8 of this Annual Report. Financial information about geographic areas is set forth in "Notes to the Consolidated Financial Statements - Note 18" appearing elsewhere in this Annual Report.
Human Capital Management

As of December 31, 2022, we had 209 employees in support of our healthcare operations, of which 138 support our research and development functions including operational and facility activities. Of these research and development employees, 66 have advanced degrees, of which 37 are PhDs. Our corporate employees provide support to all of our operating subsidiaries and are responsible for the execution of all corporate functions, including executive, operational, finance, human resources, information technology, legal, and corporate communications. None of our employees are represented by a collective bargaining agreement.

We structure our compensation packages to compete for the best scientific talent. Our compensation packages include a competitive base salary and bonus, the issuance of equity incentives, and health and wellness benefits, including a health insurance plan with a Platinum actuarial value.

We pride ourselves on a diverse workforce as evidenced by our international subsidiaries and 72% of our domestic employees identifying as ethnic, racial, and/or gender minorities. Worldwide 46% of our research and development employees are female.

Our 2022 employee development initiatives included employee training targeting specific areas of interest, executive and manager coaching, and performance management, which encompass performance goals and competency evaluations. We maintained our safety protocols in response to the COVID-19 pandemic including increased cleaning protocols, employee preventative measures, and contract tracing. As we have continued this commitment to our employees’ health and safety into 2022, we have been able to maintain operations with no severe COVID outbreaks or company shutdowns.
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
We have incurred net losses since our inception. 2022 was an exception of $28.3 million [in net income] due to the sale of TransOva but in 2021 and 2020 Precigen incurred net losses of $92.2 million, and $170.5 million, respectively. As of December 31, 2022, we had an accumulated deficit of $1.9 billion. We expect to incur losses and negative cash flow from operating activities for the foreseeable future.
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
We recently raised approximately $73.0 million in net proceeds in an offering of equity securities in January 2023. If future financings involve the issuance of equity securities, including pursuant to our at-the-market program pursuant to which we may issue and sell from time to time shares of our common stock of up to $100 million, our existing shareholders would suffer further dilution. If we raise additional debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop product candidates or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of product candidates resulting from our technologies, curtail or cease operations or obtain funds through strategic transactions or other collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. In addition, raising funds in the current economic environment may present additional challenges. For example, any sustained disruption in the capital markets from adverse macroeconomic conditions, such as the disruption and uncertainty caused by rising inflation, increasing interest rates and slower economic growth or recession, could negatively impact our ability to raise capital and we cannot predict the extent or duration of such macro-economic disruptions. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
We may incur substantially more debt or take other actions that would intensify the risks discussed above.
While we intend to repay the existing Convertible Notes, we and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the Convertible Notes from incurring additional debt, including additional convertible debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Convertible Notes.
Failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling may expose us to increased financial and operational risk.
On January 19, 2023, the U.S. federal government reached its limit on the level of federal debt that it can have outstanding, often referred to as the debt ceiling, and currently faces risk of defaulting on its debt. This risk has caused the U.S. Department of the Treasury, or the U.S. Treasury, to take extraordinary measures to avoid default. However, the U.S. Treasury expects to exhaust these measures by early June 2023, and if U.S. lawmakers do not pass legislation to raise the debt ceiling by such time, it is possible that the U.S. could default on its debt obligations. If the U.S. federal government is unable to reach agreement regarding raising the statutory ceiling, in a timely manner or at all, this may have negative consequences for the Company. Potential impacts to our business may include:
• devaluation in any U.S. government bond investments held by the Company;
• inability to access capital markets, or increased difficulty in doing so; or
•government shutdown, or reduced operation, of agencies such as the FDA, which could impede our ability to progress our planned clinical development of product candidates.
Risks Related to the Discovery and Development of our Product Candidates

Our business is dependent on our ability to advance our current and future product candidates through clinical trials, obtain marketing approval, and ultimately commercialize them.
We are early in our development efforts. We initiated our first clinical trial for our lead programs in October 2018, and currently have a pipeline of preclinical programs. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of some or all of these product candidates, and any future product candidates we develop, which may never occur. Our current and future product candidates will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions, coverage from pricing and reimbursement authorities, sufficient cGMP manufacturing supply for both preclinical and clinical development and commercial production, building of a commercial organization and substantial investment, and significant marketing efforts before we generate any revenues from product sales.
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
•data from our clinical programs that supports an acceptable risk-benefit profile of our product candidates in the intended patient populations;
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
The market opportunities for our product candidates may be smaller than we estimate.
Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases who are in a position to receive our product candidates, and who have the potential to benefit from treatment with our product candidates, are based on our own estimates.These estimates may be inaccurate or based on imprecise data. We do not have verifiable internal marketing data regarding the potential size of the commercial market for any of our product candidates, nor have we obtained current independent marketing surveys to verify the potential size of the commercial markets for our current product candidates or any future product candidates. Since our current product candidates and any future product candidates will represent novel approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates.
For example, our estimates of the number of people who have recurrent respiratory papillomatosis, or RRP, the target indication for PRGN-2012, is based on our own internal estimates including, commissioned research which reviewed a variety of sources, including scientific literature, surveys of patients, analogous products based on disease severity, prevalent population and efficacy of therapy and other forms of market research. These estimates may be inaccurate or based on imprecise data. As RRP is a rare disease and there are currently no approved therapeutics for RRP, limited research is available regarding its prevalence and market opportunity for a therapeutic. In addition, the addressable market opportunity for PRGN-2012 will depend on, among other things, the final labeling for PRGN-2012 as agreed with the U.S. Food and Drug Administration or comparable regulatory authorities in other jurisdictions, acceptance by the medical community and patient access and drug pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidate or new patients may become increasingly difficult to identify or gain access to, all of which could materially adversely affect our business, financial condition, results of operations and prospects.
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
•not infringing, misappropriating or otherwise violating the intellectual property rights, in particular, the patent rights, of third parties, including competitors developing alternative CAR T-cell therapies; and
•avoiding any applicable regulatory barriers to market, such as data and marketing exclusivities held by third parties, including competitors with approved CAR T-cell therapies.
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
As a company, we have never commercialized a product, we currently have no active sales force or commercial infrastructure and we may lack the necessary expertise, personnel and resources to successfully commercialize our product candidates.
As a company, we have never commercialized a product for any indication. Even if we receive regulatory approval for one or more of our product candidates from the FDA or comparable regulatory authorities, we will need to develop robust internal sales, marketing and distribution capabilities to commercialize such products, which will be expensive and time-consuming, or enter into collaborations with third parties to perform these services.

We currently have no active sales force or commercial infrastructure. There are costs and risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. We must also compete with other biotechnology companies to recruit, hire, train and retain marketing and sales personnel.
Alternatively, we may wish to establish collaborations with third parties to maximize the potential of our product candidates jurisdictions in which a product candidate has been approved. Our industry is characterized by intense competition. Therefore, we may not be successful in entering into such commercialization arrangements with third parties on favorable terms, or at all. In addition, we may have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell, market and distribute our products effectively.
There can be no assurance that we will be able to develop the necessary commercial infrastructure and capabilities to successfully commercialize our product candidates or be able to establish or maintain relationships with third parties necessary to perform these services. As a result, we may not successfully commercialize any product in any jurisdiction.
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
•the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Beginning in 2022, applicable manufacturers are now required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed by non-governmental third-party payers, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers in those jurisdictions; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers, and others restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; other states and cities require identification or licensing of sales representatives; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
We or our collaborators may be subject to federal, state and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, that govern the collection, use, disclosure, protection and other processing of health-related and other personal information could apply to our operations or the operations of our collaborators. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. For example, the CCPA imposes stringent data privacy and data protection requirements for the personal information of California residents, provides for civil penalties for violations, as well as a private right of action for data breaches. The CCPA and evolving legislation may require us, among other things, to incur additional costs and expenses in an effort to comply.
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
Further, the vote in the United Kingdom in favor of exiting the EU, referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. The United Kingdom has transposed the GDPR into domestic law with a United Kingdom version of the GDPR, or the U'K GRPD, which took effect in January 2021, and could expose us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for violations. The GDPR and U.K. GDPR also impose strict rules on the transfer of personal data to countries outside the European Economic Area or the United Kingdom, respectively, including the United States.The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from the European Economic Area to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. We and many other companies may need to implement different or additional measures (such as the recently revised European Commission-approved Standard Contractual Clauses or the U.K. Government-approved International Data Transfer Agreement) to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area and the United Kingdom to the United States.
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
We have previously entered into, and may enter into new, strategic collaborations with third parties, which we may fail to successfully manage, or from which disputes may arise.
We have previously entered into, and may in the future enter into new, strategic collaborations to develop products enabled by our technologies. We may face significant competition in seeking appropriate partners for our product candidates, and the negotiation process may be time-consuming and complex. There can be no guarantee that we can successfully manage these relationships, as they involve complex interests and our interests and our collaborators' interests may diverge, including as we transition away from, or terminate, strategic collaborations.

In our collaboration arrangements, we depend on the performance of our collaborators. Our collaborators may fail to perform their obligations under the collaboration agreements or may not perform their obligations in a timely manner. If conflicts arise between our collaborators and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Furthermore, our collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. In addition, we cannot control the amount and timing of resources our collaborators may devote to our product candidates. They may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us. Competing products, either developed by the collaborators or to which the collaborators have rights, may result in the withdrawal of support for our product candidates. Even if our collaborators continue their contributions to the strategic collaborations, they may nevertheless determine not to actively pursue the development or commercialization of any resulting products. Additionally, if our collaborators pursue different clinical or regulatory strategies with their product candidates based on similar technology as used in our product candidates, adverse events with their product candidates could negatively affect our product candidates. Any of these developments could harm our product development efforts.
If our collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive technology access and license fees, milestones and royalties, reimbursement of development costs, as well as possibly requiring us to devote additional efforts and incur costs associated with pursuing internal development of product candidates. Furthermore, if our collaborators do not prioritize and commit sufficient resources to our product candidates, we or our partners may be unable to develop or commercialize these product candidates, which would limit our ability to generate revenue and become profitable. In some cases, our strategic collaborations have resulted in disagreements and disputes with our current and former collaborators regarding the relative rights, obligations, and revenues of us and our collaboration partners. In addition, we remain susceptible to future additional disagreements and disputes with any of our current or future collaborators. Disagreements and disputes may result in litigation, unfavorable settlements or concessions by us, or management distraction, that could harm our business operations.
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
Our insurance policies are expensive and protect only from some business risks, which leaves us exposed to significant uninsured liabilities.
We do not carry insurance for all categories of risks that our business may encounter, and insurance coverage is becoming increasingly expensive. We do not know if we will be able to maintain existing insurance with adequate levels of coverage, and any liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. If we obtain marketing approval for any product candidates that we or our collaborators may develop, we intend to acquire insurance coverage to include the sale of commercial products, but we may be unable to obtain such insurance on commercially reasonable terms or in adequate amounts. Required coverage limits for such insurances are difficult to predict and may not be sufficient. If potential losses exceed our insurance coverage, our financial condition would be adversely affected. In the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources. Clinical trials or regulatory approvals for any of our product candidates could be suspended, which could adversely affect our results of operations and business, including by preventing or limiting the development and commercialization of any product candidates that we or our collaborators may develop.
The livestock products of our Exemplar reporting segment are subject to disease outbreaks that can increase the cost of production and/or reduce production harvests, and the loss of existing livestock would result in the loss of commercial technology.
Several of the products of our operating subsidiary, Exemplar, are subject to periodic outbreaks of a variety of diseases. Although Exemplar takes measures to protect their animals, there can be no assurance that a disease will not damage or destroy existing animals. The economic impact of disease to Exemplar can be significant, as we must incur the cost of preventive measures, such as vaccines and antibiotics, and then if infected, the cost of lost or reduced production.
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

There are a number of companies that compete with our subsidiary Exemplar, including Surrogen and Renovate.
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
The effects of health epidemics, including the COVID-19 pandemic, could adversely affect our business operations, which could have a material adverse effect on our results of operations, cash flows, and financial position.
The operations of our business could be adversely affected by health epidemics, including, for example, if we are unable to secure necessary supplies, including personal protection equipment for our employees. We also rely on third parties for various aspects of our business, including developing some of our product candidates. These third parties may experience similar disruptions or negative impacts to their businesses due to epidemics, which may result in additional delays or otherwise adversely impact our operations.
In addition to the potential impacts to our operations, we may be required to implement, or reinstitute, precautions to mitigate the spread of the illness across our businesses, which may impact our ability to carry out our business as usual, including additional sanitation and cleaning procedures in our laboratories and other facilities, instituting remote working when possible, and implementing social distancing and staggered worktime requirements for our employees that must work on-site. An increase in remote working may also result in elevated susceptibility to cyber security risks. For example, due to the COVID-19 pandemic, we have incurred additional costs as a result of these measures. These measures could also lead to reduced efficiency in our operations.
Several of our operations are leanly staffed and rely on key personnel to manage operations. The loss of our key scientific staff, personnel, or other key employees, as a result of illness or otherwise, could negatively impact our business and operations, particularly if we are unable to adequately find or train replacements.
A significant outbreak of infectious diseases in the future could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations.

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
As of December 31, 2022, we had net operating loss carryforwards of approximately $819.1 million for United States federal income tax purposes available to offset future taxable income, including $604.2 million generated after 2017, United States capital loss carryforwards of $212.5 million, and United States federal and state research and development tax credits of $12.1 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Net operating loss carryforwards generated prior to 2018 began to expire in 2022, and capital loss carryforwards will expire if unutilized beginning in 2024. As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of December 31, 2022, we had utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of December 31, 2022, approximately $41.4 million of domestic net operating losses were acquired via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation. As of December 31, 2022, our direct foreign subsidiaries included in continuing operations had foreign loss carryforwards of approximately $71.0 million, most of which do not expire.
The proceeds received from the sale of our subsidiary, Trans Ova, together with certain additional funds, were placed in a segregated account upon the closing of the Transaction and must be used for certain permitted purposes, including resolution of our outstanding convertible bonds, and therefore we have limited discretion in the use of proceeds and the additional funds we put in.
On July 1, 2022, we entered into an agreement (the “Purchase Agreement”) to sell 100% of the outstanding membership interests of Trans Ova Genetics, L.C., an Iowa limited liability company (“Trans Ova”), our wholly-owned subsidiary, to Spring Bidco LLC, a Delaware limited liability company (the “Buyer”) in exchange for $170.0 million in cash payable at the closing of the transaction (subject to a working capital adjustment mechanism) and up to $5.0 million in cash earn-out payments contingent upon the performance of Trans Ova in each of 2022 and 2023 (the “Transaction”).
In connection with the closing of the Transaction, as of December 31, 2022, we held a total of $43.3 million, in a segregated account and will use such funds for certain permitted purposes, including resolution of our outstanding convertible bonds. Therefore, we have limited discretion in the use of proceeds in the segregated account, which may have a negative impact on our liquidity and ability to satisfy our capital requirements and we may be prevented from using the cash opportunistically for other purposes.
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
For instance, we pursue protection of switch technologies, gene delivery technologies, and genetic componentry related to our pipeline products. In addition, we seek patents covering specific collaborator's products. We have also filed patents and patent applications in other jurisdictions, such as Australia, Brazil, Canada, China, Europe, Hong Kong, India, Indonesia, Israel, Japan, Korea, Mexico, New Zealand, Philippines, Russia, Singapore, South Africa and Taiwan. In the future we may file in these or additional jurisdictions as deemed appropriate for the protection of our technologies.
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
Litigation or other proceedings or third-party claims of intellectual property infringement, misappropriation or other violation could require us to spend significant time and money and could prevent us from commercializing our technologies or impact our stock price.
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
The biotechnology industry is characterized by frequent and extensive litigation regarding patents and other intellectual property rights. Many companies have employed intellectual property litigation as a way to gain a competitive advantage. Our involvement in litigation, interferences, opposition proceedings or other intellectual property proceedings inside and outside of the United States, to defend our intellectual property rights or as a result of alleged infringement, misappropriation or violation of the rights of others, may divert management's time from focusing on business operations and could cause us to spend significant amounts of money. Some of our competitors may have significantly greater resources and, therefore, they are likely to be better able to sustain the cost of complex patent or intellectual property litigation than we could. The uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our business or to enter into additional collaborations with others. Furthermore, any potential intellectual property litigation also could force us or our collaborators to do one or more of the following:
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
•the extent to which our technology and processes infringe, misappropriate or otherwise violate the intellectual property of the licensor that is not subject to the licensing agreement;
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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by media or industry analysts, investor perceptions or negative announcements by our collaborators regarding their own performance, as well as industry conditions and general financial, economic and political instability. From January 1, 2021 through February 15, 2023, our common stock has traded as high as $2.90 per share and as low as $1.12 per share. The stock market in general, as well as the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:
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
If we do not meet the continued listing requirements of Nasdaq our common stock may be delisted.
Our common stock is listed on Nasdaq Global Select Market (“Nasdaq”). Nasdaq requires us to continue to meet certain listing standards, including standards related to the trading price of our common stock. While we are currently in compliance with the NYSE continued listing requirements, we cannot assure you that we will remain in compliance. If we do not meet Nasdaq’s continued listing standards, we will be notified by Nasdaq and we will be required to take corrective action to meet the continued listing standards; otherwise our common stock will be delisted from Nasdaq. A delisting of our common stock on Nasdaq would reduce the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to access the public capital markets. A delisting would also reduce the value of our equity compensation plans, which could negatively impact our ability to retain key employees.
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

As of December 31, 2022, Randal J. Kirk controlled approximately 41 percent of our common stock. If our executive officers and directors choose to act together, they may be able to significantly influence our management and operations, acting in their own best interests and not necessarily those of other shareholders.
We have historically been controlled, managed, and principally funded by Randal J. Kirk, our Executive Chairman, and affiliates of Mr. Kirk, including Third Security. As of February 15, 2023, Mr. Kirk and shareholders affiliated with him beneficially owned approximately 38 percent of our voting stock, and our executive officers and directors, as a group, owned approximately 40 percent of our voting common stock. Mr. Kirk may be able to control or significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, and he may be able to exert significant influence on other corporate actions as a result of his role as our Executive Chairman and status as a significant shareholder. Further, our executive officers and directors, acting together as shareholders, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, as well as our management and affairs. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders. This concentration of ownership control may:
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
In addition, as of December 31, 2022, there were 15,201,276 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. As of December 31, 2022, there were 697,815 Restricted Stock Units, or RSUs, outstanding. Shares issuable upon the exercise of such options and upon vesting of the RSUs can be freely sold in the public market upon issuance and once vested. Additionally, as of December 31, 2022, we had 12,949,460 of shares available for grant under the 2013 Omnibus Incentive Plan and 7,243,025 shares available for grant under the 2019 Incentive Plan for Non-Employee Service Providers.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
We establish the geographic locations of our research and development operations based on proximity to the relevant market expertise and access to available talent pools. The following table shows information about our primary lab operations used in our healthcare operations as of December 31, 2022:

Location	Square Footage
Germantown, Maryland (Biopharmaceuticals segment)	61,048
Ghent, Belgium (Biopharmaceuticals segment)	14,198

Our primary domestic production and lab facilities, for our Exemplar segment, are located in Flandreau, South Dakota, and Johnson County, Iowa, and include approximately 107,000 square feet of production, lab, and office facilities.
Our primary administrative offices are in Germantown, Maryland. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments" appearing elsewhere in this Annual Report.

Item 3.    Legal Proceedings
In the course of our business, we are involved in litigation and legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2022, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
As of February 15, 2023, we had 322 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
The following graph shows a comparison from December 31, 2017 through December 31, 2022 of the cumulative total return for our common stock; the Standard & Poor's 500 Stock Index, or the S&P 500 Index; and the Nasdaq Biotechnology Index. The graph assumes that $100 was invested at the market close on December 31, 2017 in the common stock of Precigen, Inc., the S&P 500 Index, and the Nasdaq Biotechnology Index, and data for the S&P 500 Index and the Nasdaq Biotechnology Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of 60 Month Cumulative Total Return
Assumes Initial Investments of $100
December 2021

225.00
200.00
175.00
150.00
125.00
100.00
75.00
50.00
25.00
0.00
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
Precigen, Inc.
S&P 500 Index Total Returns
Nasdaq Biotechnology Index

Company / Index	Base Period 12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018
Precigen, Inc.	$100.00	$133.07	$121.01	$149.48	$56.77
S&P 500 Index	100.00	98.78	101.67	108.99	93.76
Nasdaq Biotechnology Index	100.00	99.93	102.88	114.27	90.68

Company / Index	3/31/2019	6/30/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020
Precigen, Inc.	$45.66	$66.49	$49.65	$47.57	$29.51	$43.32	$30.38	$88.54
S&P 500 Index	106.01	110.03	111.34	120.84	96.67	115.96	125.78	140.49
Nasdaq Biotechnology Index	104.64	102.13	93.18	112.81	101.06	128.03	126.82	141.78

Company / Index	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022
Precigen, Inc.	$59.81	$56.60	$43.32	$32.20	$18.32	$11.63	$18.40	$13.19
S&P 500 Index	148.60	160.74	161.11	178.27	169.45	141.58	134.11	143.61
Nasdaq Biotechnology Index	140.77	153.37	151.50	140.88	124.12	111.68	112.24	125.52
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
(a) Sales of Unregistered Securities
None.
(b) Use of Proceeds
None.

(c) Issuer Repurchases of Equity Securities
None.
Item 6.    [Reserved]
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, Part I, Item 1, "Business" and Item 8, "Financial Statements and Supplementary Data." For information on risks and uncertainties related to our business that may make past performance not indicative of future results, or cause actual results to differ materially from any forward-looking statements, see "Special Note Regarding Forward-Looking Statements," and Part I, Item 1A, "Risk Factors." Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2021 compared to fiscal year 2020.
Financial overview
We have incurred significant losses since our inception. We anticipate that we may continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. Our historical collaboration and licensing revenues were generated under a business model from which we have transitioned, and we do not expect to expend significant resources servicing our historical collaborations in the future. We may enter into strategic transactions for individual platforms or programs in the future from which we may generate new collaboration and licensing revenues. We continue to generate product and service revenues through our Exemplar subsidiary, and for each of the years in the period ended December 31, 2022 and 2021, Exemplar generated positive Segment Adjusted EBITDA. Products currently in our clinical pipeline will require regulatory approval and/or commercial scale-up before they may commence significant product sales and operating profits.
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
Sources of revenue

Although we have generated revenue in the past from collaboration agreements, our primary current revenues arise from Exemplar, which generates product and service revenues through the development and sale of genetically engineered miniature swine models. We recognize revenue when control of the promised product or service is transferred to the customer.
As we have shifted our focus to our healthcare business, we have and may continue to mutually terminate historical collaboration agreements or repurchase rights to the exclusive fields from collaborators, relieving us of any further performance obligations under the agreement. Upon such circumstances or when we determine no further performance obligations are required of us under an agreement, we may recognize any remaining deferred revenue as either collaboration revenue or as a reduction of operating expense, depending on the circumstances. See "Notes to the Consolidated Financial Statements - Note 5" appearing elsewhere in this Annual Report for a discussion of changes to our significant collaborations.

In future periods, in connection with our focus on healthcare, our revenues will primarily depend on our ability to advance and create our own programs and the extent to which we bring products enabled by our technologies to market. Other than for collaboration revenues recognized upon cancellation or modification of an existing collaboration or for revenues generated pursuant to future strategic transactions for any of our existing platforms or programs, we expect our collaboration revenues will continue to decrease in the near term, although if any new collaboration agreements or strategic transactions are entered into, revenue could be positively impacted . Our revenues will also depend upon our ability to maintain or improve the volume and pricing of Exemplar's current product and service offerings and to develop and scale up production of new offerings from the various technologies of our subsidiaries. As we focus on our healthcare business, we anticipate that our expenses will increase substantially if, and as, we continue to advance the preclinical and clinical development of our existing product candidates and our research programs. We expect a significant period of time could pass before commercialization of our various product candidates or before the achievement of contractual milestones and the realization of royalties on product candidates commercialized under our collaborations. Accordingly, there can be no assurance as to the timing, magnitude, and predictability of revenues, if any, to which we might be entitled.

Cost of products and services

Cost of products and services, all which are related to our Exemplar reporting segment, includes primarily labor and related costs, drugs and supplies, feed used in production, and facility charges, including rent and depreciation. Fluctuations in the price of livestock and feed have not had a significant impact on our operating margins and no derivative financial instruments are used to mitigate the price risk.
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
Our research and development expenses are generally incurred by our two reportable segments and primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services. Our Biopharmaceuticals segment is progressing preclinical and clinical programs that target urgent and intractable diseases in our core therapeutics areas of immuno-oncology, autoimmune disorders and infectious diseases, including PRGN-3005, PRGN-3006, PRGN-3007, PRGN-2009, PRGN-2012, and AG019. Our Exemplar Segment’s research and development activities relate to new and improved pig research models. The following table summarizes our research and development expenses incurred by reportable segment and reconciles those expenses to research and development expenses on the consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Biopharmaceuticals	$46,850	$47,644	$38,992
Exemplar	320	289	611
Total research and development expenses from reportable segments	47,170	47,933	39,603
Other research and development expenses, including from other operating segments	—	—	(171)
Eliminations	—	—	(4)
Total consolidated research and development expenses	$47,170	$47,933	$39,428
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

Interest expense consists primarily of interest on our Convertible Notes, which decreased in 2022 due to both the adoption of a new accounting standard effective January 1, 2022, which simplified the accounting for the Convertible Notes, and the redemption of a portion of our Convertible Notes. See "Notes to the Condensed Consolidated Financial Statements - Note 2" appearing elsewhere in this Annual Report for further discussion regarding the adoption of the new accounting standard. In the second half of 2022, we retired Convertible Notes with principal amounts of $156.7 million. The net gain recorded on extinguishment of 1.0 million is included in Other income (expense), net. See "Notes to the Condensed Consolidated Financial Statements - Note 11" appearing elsewhere in this Annual Report for further discussion. The extinguishment of these Convertible Notes will alleviate us of $4.0 million in future cash interest payments had we held the Convertible Notes until maturity. We expect interest expense to be significantly lower in the first half of 2023 and diminish to zero after anticipated retirement of all remaining Convertible Notes on or before July 1, 2023.
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

Results of operations
Comparison of the year ended December 31, 2022 to the year ended December 31, 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Revenues
Collaboration and licensing revenues	$14,661	$506	$14,155	>2000%
Product revenues	1,903	2,164	(261)	(12.1)%
Service revenues	10,094	11,095	(1,001)	(9.0)%
Other revenues	251	502	(251)	(50.0)%
Total revenues	26,909	14,267	12,642	88.6%
Operating expenses
Cost of products and services	6,339	5,745	594	10.3%
Research and development	47,170	47,933	(763)	(1.6)%
Selling, general and administrative	48,006	51,994	(3,988)	(7.7)%
Impairment of goodwill	482	—	482	N/A
Impairment of other noncurrent assets	638	543	95	17.5%
Total operating expenses	102,635	106,215	(3,580)	(3.4)%
Operating loss	(75,726)	(91,948)	16,222	(17.6)%
Total other expense, net	(5,102)	(19,016)	13,914	(73.2)%
Equity in loss of affiliates	862	(3)	865	>200%
Loss from continuing operations before income taxes	(79,966)	(110,967)	31,001	(27.9)%
Income tax benefit	189	160	29	18.1%
Loss from continuing operations	(79,777)	(110,807)	31,030	(28.0)%
Income from discontinued operations, net of income tax benefit (1)	108,094	18,641	89,453	>200%
Net loss attributable to Precigen	$28,317	$(92,166)	$120,483	130.7%
(1)See "Notes to the Consolidated Financial Statements - Note 3" appearing elsewhere in this Annual Report.

Collaboration and licensing revenues
The following table shows the collaboration and licensing revenue recognized for the years ended December 31, 2022 and 2021, together with the changes in those items.

	Year Ended December 31,		Dollar Change
	2022	2021
	(In thousands)
Alaunos Therapeutics, Inc. (formerly ZIOPHARM Oncology, Inc.)	$100	$100	$—
Intrexon Energy Partners, LLC	3,768	—	3,768
Intrexon Energy Partners II, LLC	10,793	—	10,793
Castle Creek Biosciences, Inc.	—	388	(388)
Other	—	18	(18)
Total	$14,661	$506	$14,155
Collaboration and licensing revenues increased $14.2 million from the year ended December 31, 2021, primarily due to the fact we obtained control of Intrexon Energy Partners and Intrexon Energy Partners II and ultimately dissolved in 2022 therefore we recognized the remaining balance of deferred revenue associated with Intrexon Energy Partners and Intrexon Energy Partners II, less the amounts paid to acquire the membership interests of the investors.
Product and services revenues, and gross margin
Product revenues decreased $(0.3) million, or (12) percent, over the year ended December 31, 2021. The decrease in product revenues was primarily due to product mix and lower customer demand at Exemplar. Service revenues decreased $(1.0) million, or (9) percent, over the year ended December 31, 2021. The decrease in service revenues was primarily the result of lower demand from existing customers. Gross margin on products and services declined in the current period as a result of the decreased revenues and an increase in salaries, benefits, and other personnel costs at Exemplar.
Research and development expenses
Research and development expenses decreased $(0.8) million, or (1.6) percent, over the year ended December 31, 2021. Salaries, benefits, and other personnel costs increased $1.8 million due to an increase in the hiring of employees to support the growth in the Company's development activities as well as increases in salaries of our continuing employees. These increases were offset by a decrease in contract research organization costs and lab supplies of $2.4 million, primarily due to timing differences, the completion of our 1b/2a clinical trial of AG019 in the fourth quarter of 2021, and as well as a continued prioritization of clinical product candidates with less expense incurred related preclinical research programs compared to 2021.
Selling, general and administrative expenses
SG&A expenses decreased $(4.0) million, or (8) percent, from the year ended December 31, 2021. Salaries, benefits, and other personnel costs decreased $4.9 million in 2022 primarily due to (i) a reduced headcount as we scaled down our corporate functions to support our more streamlined organization and (ii) reduced stock compensation costs. This increase was partially offset by an increase of $0.9 million in legal and professional fees, primarily related to ongoing litigation.
Total other expense, net
Total other expense, net, which primarily includes interest expense related to our Convertible Notes issued July 2018 , decreased $13.9 million, or (73) percent. The current period decrease is primarily due to the adoption of a new accounting standard effective January 1, 2022 noted above, which simplified the accounting for the Convertible Notes and reduced non-cash interest expense, as well as a $1.0 million gain in connection with the early retirement of a portion of our Convertible Notes.

Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the years ended December 31, 2022 and 2021, for each of our reportable segments, as well as unallocated corporate costs.

	Year Ended December 31,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(45,039)	$(45,754)	$715	1.6%
Exemplar	4,997	6,898	(1,901)	(27.6)%
Unallocated corporate costs	(32,913)	(33,506)	593	1.8%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Consolidated Financial Statements - Note 18" appearing elsewhere in this Annual Report.
The following table summarizes revenues from external customers for the years ended December 31, 2022 and 2021, for each of our reportable segments.

	Year Ended December 31,		Dollar Change	Percent Change
	2022	2021
	(In thousands)
Biopharmaceuticals	$14,894	$922	$13,972	>200%
Exemplar	12,015	13,345	(1,330)	(10.0)%
Biopharmaceuticals
The increase in revenues for Biopharmaceuticals was primarily due to the fact that we obtained control of Intrexon Energy Partners and Intrexon Energy Partners II in the third quarter of 2022 and therefore we recognized the remaining balance of deferred revenue associated with Intrexon Energy Partners and Intrexon Energy Partners II, less the amounts paid to acquire the membership interests of the investors. See Note 5 for further detail. Segment adjusted EBITDA is in line with previous year.

Exemplar
Revenues for Exemplar decreased due to a reduction in services performed with existing customers. The deterioration in Segment Adjusted EBITDA was primarily due to the reduction in revenues and increase in personnel costs.
Unallocated Corporate Costs
Unallocated corporate costs are in line with previous year. The reduction in personnel expenses was offset by higher legal and professional services.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception, and as of December 31, 2022, we had an accumulated deficit of $1.9 billion. From our inception through December 31, 2022, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers, and sales of non-core businesses. As of December 31, 2022, we had cash and cash equivalents of $4.9 million and short-term and long-term investments of $51.1 million. We also had restricted cash (short term) of $43.3 million at December 31, 2022. This cash is restricted for the permitted purposes related to our Convertible Notes, including the resolution of such notes. Cash in excess of immediate requirements is typically invested primarily in money market funds and United States government debt securities in order to maintain liquidity and preserve capital.

In addition, in January 2023, we closed a public offering of 43,962,640 shares of our common stock, resulting in net proceeds to us of approximately $73.0 million, after deducting underwriting discounts, fees, and other underwriting expenses.
At-the-Market Sales Agreement
As disclosed in "Notes to the Consolidated Financial Statements - Note 13" appearing elsewhere in this Annual Report, on August 9, 2022, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (the "Sales Agreement"), pursuant to which we may issue and sell from time to time shares of our common stock of up to $100 million. We have no obligation to sell any of the Shares under the Sales Agreement, and may at any time suspend or terminate the offering of our common stock pursuant to the Sales Agreement upon notice and subject to other conditions. We intend to use the proceeds of any sales under the Sales Agreement, if any sales are made, to fund the development of clinical and preclinical product candidates and for working capital and other general corporate purposes.
Capital Resources
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(65,045)	$(55,771)	$(77,021)
Investing activities	226,417	(74,540)	27,779
Financing activities	(155,292)	121,187	32,705
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(827)	217	353
Net increase (decrease) in cash, cash equivalents, and restricted cash	$5,253	$(8,907)	$(16,184)
Cash flows from operating activities:
In 2022, our net income was $28.3 million, which includes a gain on sale of discontinued operations of $94.7 million which is presented as an adjustment to net income to net cash used in operating activities. Additional adjustments to reconcile net income to net cash used in operating activities netted to approximately $24.0 million, from both continuing and discontinued operations, with the most significant adjustments including: (i) $10.2 million of stock-based compensation expense, (ii) $10.8 million of depreciation and amortization expense, and (iii) $1.0 million accretion of debt discount and amortization of deferred financing costs. In addition, changes in operating assets and liabilities reduced net income by $22.7 million, which the most significant change being a reduction in deferred revenue of $23.4 million.
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
In 2020, our net loss was $170.5 million, which includes the following significant noncash expenses totaling $107.9 million from both continuing and discontinued operations: (i) $27.0 million of accumulated foreign currency translation losses that were realized upon the closing of the Transactions, (ii) $23.0 million of impairment losses related to goodwill and long-lived assets, (iii) $18.4 million of stock-based compensation expense, (iv) $17.5 million of depreciation and amortization expense, (v) $11.4 million loss on settlement agreement with Harvest Intrexon Enterprise Fund I, LP ("Harvest"), and (vi) $10.6 million accretion of debt discount and amortization of deferred financing costs. These expenses were partially offset by the recognition of $12.8 million of previously deferred revenue upon the mutual terminations of collaboration agreements with Castle Creek and Oragenics in 2020.
Our 2022 cash outflows used in operations increased $9.3 million from the year ended December 31, 2021 primarily due to decreased cash flow from operations provided by Trans Ova (which was sold in August 2022) and Exemplar.
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
Cash flows from investing activities:
During 2022, we received $68.4 million proceeds during the year from the maturities and sales of investments and $162.3 million from the sale of Trans Ova.
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
Cash flows from financing activities:
During 2022, we repurchased Convertible Notes for $154.7 million, Additionally, in January and February 2023, we made additional repurchases of Convertible Notes of $15.5 million.
During 2021, we received $121.0 million proceeds from the sale of our common stock in an underwritten public offering
During 2020, we received $35.0 million proceeds from the sale of our common stock in a private placement to TS Biotechnology.
Future capital requirements
We believe our existing liquid assets will enable us to fund our operating expenses and capital requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including:
•progress in our research and development programs, as well as the magnitude and speed of development of these programs;
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
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of December 31, 2022 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$11,669	$1,599	$3,769	$2,885	$3,416
Convertible debt (1)	43,340	43,340	—	—	—
Cash interest payable on convertible debt	1,517	1,517	—	—	—
Long-term debt, excluding convertible debt	—	—	—	—	—
Total	$56,526	$46,456	$3,769	$2,885	$3,416
(1)See "Notes to the Consolidated Financial Statements - Note 11" appearing elsewhere in this Annual Report for further discussion of our convertible debt.
In addition to the obligations in the table above, as of December 31, 2022 we are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products that incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. As of December 31, 2022, we also had research and development commitments with third parties totaling $19.9 million that had not yet been incurred.
Net operating losses
As of December 31, 2022, we had net operating loss carryforwards of approximately $819.1 million for United States federal income tax purposes available to offset future taxable income, including $604.2 million generated after 2017, United States capital loss carryforwards of $212.5 million, and United States federal and state research and development tax credits of approximately $12.1 million, prior to consideration of annual limitations that may be imposed under Section 382. Net operating loss carryforwards generated prior to 2018 begin to expire in 2022, and capital loss carryforwards will expire if unutilized beginning in 2024. Our foreign subsidiaries included in continuing operations have foreign loss carryforwards of approximately $71.0 million, most of which do not expire. Excluding certain deferred tax liabilities totaling $2.3 million, our remaining net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.
As a result of our past issuances of our common stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of December 31, 2022, Precigen has utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of December 31, 2022, approximately $41.4 million of domestic net operating losses were inherited via acquisitions and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
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
As we receive upfront payments in our collaboration and licensing agreements, we evaluate whether any significant financing components exist in our collaboration and licensing agreements. Based on the nature of our collaboration and licensing agreements, there are no significant financing components as the purpose of the upfront payment is not to provide financing. The purpose is to provide the collaborator with assurance that we will complete our obligations under the contract or to secure the right to a specific product or service at the collaborator's discretion. In addition, the variable payments generally align with the timing of performance or the timing of the consideration varies on the basis of the occurrence or nonoccurence of a future event that is not substantially within the control of the collaborator or us.
From time to time, we and certain collaborators may cancel our agreements, relieving us of any further performance obligations under the agreement. Upon such cancellation or when we have determined no further performance obligations are required of us under an agreement, we recognize any remaining deferred revenue as revenue.
We recognized $14.7 million, $0.5 million, and $21.2 million of collaboration and licensing revenues in the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, we have $1.8 million and $23.0 million, respectively, of deferred revenue related to our receipt of upfront and milestone payments.

Product and service revenues
Our product and service revenues are generated primarily through Exemplar, it generates product and service revenues through the development and sale of genetically engineered miniature swine models. We evaluate each promised product or service under our contracts and identify performance obligations for each distinct product or services. We then allocate the transaction price of the contract to each performance obligation, recognizing the transaction price as revenue at a point in time when control of the promised product is transferred to the customer or over time when the promised service is rendered. We typically recognize revenue using an out-based measure, generally time elapsed or days of service, to measure progress and transfer of the control of the performance obligation to the customer. Payment terms are typically due within 30 days of invoicing, which occurs prior to or when revenue is recognized. We recognized $12.0 million, $13.3 million, and $10.1 million of product and service revenues for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Goodwill is tested for impairment annually at December 31, or more frequently if events or circumstances between annual tests indicate that the assets may be impaired. We perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount prior to performing the quantitative goodwill impairment test. If this is the case, the quantitative goodwill impairment test is required. If the quantitative goodwill impairment test is required or elected to be performed, first, the fair value of the reporting unit is compared with its carrying amount (including goodwill). Impairment losses on goodwill are recognized based solely on a comparison of their fair value to carrying value, without consideration of any recoverability test.
When we perform quantitative evaluations, the fair value of the reporting units are primarily determined based on the income approach. The income approach is a valuation technique in which fair value is based on forecasted future cash flows, discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The forecast used in our estimation of fair value was developed by management based on historical operating results, incorporating adjustments to reflect management's planned changes in operations and market considerations.
During the years ended December 31, 2022 and 2021, we recorded $1.1 million and $0.5 million, respectively, of impairment charges from continuing operations to write down the values of goodwill and other long-lived assets. See additional discussion regarding these impairments in "Notes to the Consolidated Financial Statements - Note 9" appearing elsewhere in this Annual Report.

Research and Development Expense, Including Clinical Trial Accruals/Expenses

We consider that regulatory requirements inherent in the research and development of new products preclude us from capitalizing such costs. Research and development costs consist of salaries and related costs of research and development personnel, including stock-based compensation expense, costs to acquire technology rights, contract research organizations and consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies.

Clinical trial expenses are a significant component of research and development expense, and we outsource a significant portion of these costs to third parties. Third party clinical trial expenses include investigator fees, site and patient costs, CRO costs, costs for central laboratory testing, and data management costs. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as a prepaid expenses and other or other accrued liabilities . These third party agreements are generally cancellable, and related costs are recorded as research and development expense as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, we analyze progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made. The historical clinical accrual estimates have not been materially different from the actual costs.
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
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $56.0 million and $157.2 million as of December 31, 2022 and 2021, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, United States government debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our investments consist of United States government debt securities and certificates of deposit, which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Item 8.    Financial Statements and Supplementary Data
The information required by this Item 8 is contained on pages F-1 through F-53 of this Annual Report.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report, which is included in Part II Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
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
Item 11.    Executive Compensation
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
Item 14.    Principal Accounting Fees and Services
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report:
1.Financial Statements.
Consolidated Financial Statements of Precigen, Inc. and Subsidiaries
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Shareholders' and Total Equity for the Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020
Notes to the Consolidated Financial Statements
2.Financial Statement Schedules.
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

2.1*
Membership Interest Purchase Agreement dated July 1, 2022 by and among Precigen, Inc., Trans Ova Genetics, L.C. and Spring Bidco LLC, originally filed as Exhibit 2.1 to Precigen’s Form 8-K filed with the SEC on July 5, 2022, which is incorporated by reference herein

2.2*
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
Interactive Data File (Precigen, Inc. and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2022, 2021, and 2020, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) the Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020, (iii) the Consolidated Statements of Shareholders' and Total Equity for the years ended December 31, 2022, 2021, and 2020, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020 and (v) the Notes to the Consolidated Financial Statements.

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
Dated: March 6, 2023

PRECIGEN, INC.

By:	/S/ HELEN SABZEVARI
Helen Sabzevari Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HELEN SABZEVARI	Chief Executive Officer and Director (Principal Executive Officer)	3/6/2023
Helen Sabzevari

/S/ HARRY THOMASIAN JR.	Chief Financial Officer (Principal Accounting and Financial Officer)	3/6/2023
Harry Thomasian Jr.

/S/ RANDAL J. KIRK	Executive Chairman	3/6/2023
Randal J. Kirk

/S/ CESAR L. ALVAREZ	Director	3/6/2023
Cesar L. Alvarez

/S/ STEVEN FRANK	Director	3/6/2023
Steven Frank

/S/ VINITA D. GUPTA	Director	3/6/2023
Vinita D. Gupta

/S/ FRED HASSAN	Director	3/6/2023
Fred Hassan

/S/ JEFFREY B. KINDLER	Director	3/6/2023
Jeffrey B. Kindler

/S/ DEAN J. MITCHELL	Director	3/6/2023
Dean J. Mitchell

/S/ ROBERT B. SHAPIRO	Director	3/6/2023
Robert B. Shapiro

/S/ JAMES S. TURLEY	Director	3/6/2023
James S. Turley

Precigen, Inc. and Subsidiaries
Consolidated Financial Statements
December 31, 2022, 2021, and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Precigen, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Precigen, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

Goodwill - Exemplar Reporting Unit - Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

The Company's goodwill balance was $36.9 million as of December 31, 2022, of which $20.1 million is allocated to the Exemplar reporting unit. The Company's evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying amount. The forecast used in the Company's estimation of fair value was developed by management based on historical operating results, incorporating adjustments to reflect management's planned changes in operations and market considerations. The discount rate utilizes a risk adjusted weighted average cost of capital. Given the significant estimates and assumptions management makes to estimate the fair value of the Exemplar reporting unit and the sensitivity of Exemplar’s valuation to changes in these estimates, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues, operating margins, cash flow ("forecasts"), and the selection of the discount rate for the Exemplar reporting unit included the following, among others:

•We tested the operating effectiveness of controls over management's goodwill impairment evaluation, including those over the determination of the Exemplar reporting unit’s fair value, such as controls related to management's forecasts and selection of the discount rate.

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
March 6, 2023
We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Precigen, Inc.
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Precigen, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 6, 2023, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Baltimore, Maryland
March 6, 2023

Precigen, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2022 and 2021

(Amounts in thousands, except share data)	2022	2021
Assets
Current assets
Cash and cash equivalents	$4,858	$36,423
Restricted cash	43,339	—
Short-term investments	51,092	72,240
Receivables
Trade, less allowance for credit losses of $184 as of both December 31, 2022 and 2021	959	1,341
Related parties, less allowance for credit losses of $0 and $1,509 as of December 31, 2022 and 2021	19	73
Other	12,826	566
Inventory	287	326
Prepaid expenses and other	4,779	5,471
Current assets held for sale	—	40,188
Total current assets	118,159	156,628
Long-term investments	—	48,562
Property, plant and equipment, net	7,329	8,599
Intangible assets, net	44,455	52,291
Goodwill	36,923	37,554
Right-of-use assets	8,086	9,990
Other assets	1,025	936
Noncurrent assets held for sale	—	45,296
Total assets	$215,977	$359,856

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2022 and 2021

(Amounts in thousands, except share data)	2022	2021
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$4,068	$3,112
Accrued compensation and benefits	6,377	7,856
Other accrued liabilities	23,747	7,817
Deferred revenue	25	1,490
Current portion of long-term debt	43,219	52
Current portion of lease liabilities	1,209	1,393
Related party payables	—	74
Current liabilities held for sale	—	12,851
Total current liabilities	78,645	34,645
Long-term debt, net of current portion	—	179,882
Deferred revenue, net of current portion, including $0 and $21,205 from related parties as of December 31, 2022 and 2021	1,818	23,023
Lease liabilities, net of current portion	6,992	8,747
Deferred tax liabilities	2,263	2,539
Long-term liabilities held for sale	—	3,672
Total liabilities	89,718	252,508
Commitments and contingencies (Note 16)
Shareholders' equity
Common stock, no par value, 400,000,000 shares authorized as of December 31, 2022 and 2021; and 208,150,021 shares and 206,739,874 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	1,998,314	2,022,701
Accumulated deficit	(1,868,567)	(1,915,556)
Accumulated other comprehensive (loss) income	(3,488)	203
Total shareholders' equity	126,259	107,348
Total liabilities and shareholders' equity	$215,977	$359,856

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2022, 2021, and 2020

(Amounts in thousands, except share and per share data)	2022	2021	2020
Revenues
Collaboration and licensing revenues, including $14,561, $0, and $3,053 from related parties in 2022, 2021, and 2020, respectively	$14,661	$506	$21,208
Product revenues	1,903	2,164	2,435
Service revenues	10,094	11,095	7,627
Other revenues	251	502	722
Total revenues	26,909	14,267	31,992
Operating Expenses
Cost of products and services	6,339	5,745	5,374
Research and development	47,170	47,933	39,428
Selling, general and administrative	48,006	51,994	72,694
Impairment of goodwill	482	—	—
Impairment of other noncurrent assets	638	543	814
Total operating expenses	102,635	106,215	118,310
Operating loss	(75,726)	(91,948)	(86,318)
Other Expense, Net
Interest expense	(6,774)	(18,755)	(18,209)
Interest and dividend income	133	171	1,006
Other income (expense), net	1,539	(432)	(400)
Total other expense, net	(5,102)	(19,016)	(17,603)
Equity in net income (loss) of affiliates	862	(3)	(603)
Loss from continuing operations before income taxes	(79,966)	(110,967)	(104,524)
Income tax benefit	189	160	82
Loss from continuing operations	(79,777)	(110,807)	(104,442)
Income (loss) from discontinued operations, net of income tax benefit	108,094	18,641	(66,079)
Net Income (loss)	$28,317	$(92,166)	$(170,521)
Net Income (loss) per Share
Net loss from continuing operations per share, basic and diluted	$(0.40)	$(0.56)	$(0.63)
Net income (loss) from discontinued operations per share, basic and diluted	0.54	0.09	(0.39)
Net Income (loss) per share, basic and diluted	$0.14	$(0.47)	$(1.02)
Weighted average shares outstanding, basic and diluted	200,360,821	197,759,900	167,065,539

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (loss)
Years Ended December 31, 2022, 2021, and 2020

(Amounts in thousands)	2022	2021	2020
Net income (loss)	$28,317	$(92,166)	$(170,521)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(431)	(344)	6
Gain (loss) on foreign currency translation adjustments	(3,262)	(3,450)	4,502
Release of cumulative foreign currency translation adjustments to net loss from discontinued operations	—	—	26,957
Comprehensive Income (loss)	$24,624	$(95,960)	$(139,056)

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2022, 2021, and 2020

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2019	163,274,880	$—	$1,752,048	$(27,468)	$(1,652,869)	$71,711
Stock-based compensation expense	—	—	18,366	—	—	18,366
Shares issued upon vesting of restricted stock units and for exercises of stock options and warrants	877,249	—	117	—	—	117
Shares issued for accrued compensation	1,955,405	—	5,100	—	—	5,100
Shares issued as payment for services	413,911	—	1,006	—	—	1,006
Shares issued in private placement	5,972,696	—	35,000	—	—	35,000
Shares issued upon conversion of long-term debt	13,051,802	—	56,827	—	—	56,827
Shares issued in conjunction with settlement agreement	2,117,264	—	18,103	—	—	18,103
Net loss	—	—	—	—	(170,521)	(170,521)
Release of cumulative translation adjustments to loss from discontinued operations	—	—	—	26,957	—	26,957
Other comprehensive income	—	—	—	4,508	—	4,508
Balances at December 31, 2020	187,663,207	$—	$1,886,567	$3,997	$(1,823,390)	$67,174

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2022, 2021, and 2020

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

Precigen, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2022, 2021, and 2020

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2021	206,739,874	$—	$2,022,701	$203	$(1,915,556)	$107,348
Cumulative effect of adoption of ASU 2020-06	—	—	(36,868)	—	18,672	(18,196)
Stock-based compensation expense	—	—	10,207	—	—	10,207
Shares issued upon vesting of restricted stock units and for exercises of stock options	354,089	—	1	—	—	1
Shares issued for accrued compensation	772,071	—	1,698	—	—	1,698
Shares issued as payment for services	283,987	—	575	—	—	575
Net Income	—	—	—	—	28,317	28,317
Other comprehensive loss	—	—	—	(3,691)	—	(3,691)
Balances at December 31, 2022	208,150,021	$—	$1,998,314	$(3,488)	$(1,868,567)	$126,259

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021, and 2020

(Amounts in thousands)	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$28,317	$(92,166)	$(170,521)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,765	13,761	17,516
Loss on disposals of assets, net	421	150	4,442
Impairment of goodwill	482	—	9,635
Impairment of other noncurrent assets	638	543	13,326
Gain on sale of discontinued operations	(94,702)	—	(672)
Loss on release of cumulative foreign currency translation adjustments to loss from discontinued operations	—	—	26,957
Loss on settlement agreement	—	—	11,436
Gain on debt retirement	(961)	—	—
Unrealized and realized depreciation on equity securities and preferred stock, net	—	—	106
Amortization of premiums (discounts) on investments, net	832	1,232	(699)
Equity in net (income) loss of affiliates	(862)	3	1,176
Stock-based compensation expense	10,206	13,904	18,366
Shares issued as payment for services	576	577	1,006
Provision for credit losses	944	1,268	899
Accretion of debt discount and amortization of deferred financing costs	1,042	11,735	10,587
Deferred income taxes	(150)	(167)	(156)
Noncash (gain) loss on termination of leases	—	(5,831)	191
Other noncash items	106	24	35
Changes in operating assets and liabilities:
Receivables:
Trade	(2,229)	(6,176)	2,214
Related parties	54	(54)	258
Other	(11,338)	(330)	1,853
Inventory	2,341	(1,903)	2,511
Prepaid expenses and other	289	520	(812)
Other assets	(101)	305	(142)
Accounts payable	379	420	(1,097)
Accrued compensation and benefits	(37)	2,853	(789)
Other accrued liabilities	11,561	1,850	(2,682)
Deferred revenue	(23,396)	1,656	(21,045)
Lease liabilities	(107)	97	(887)
Related party payables	(78)	8	(33)
Other long-term liabilities	(37)	(50)	—
Net cash used in operating activities	(65,045)	(55,771)	(77,021)

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021, and 2020

(Amounts in thousands)	2022	2021	2020
Cash flows from investing activities
Purchases of investments	—	(174,221)	(171,360)
Sales and maturities of investments	68,441	100,168	133,000
Purchases of property, plant and equipment	(4,924)	(7,247)	(7,527)
Proceeds from sale of assets	594	3,006	6,484
Proceeds from sale of discontinued operations	162,306	—	64,240
Proceeds from repayment of notes receivable	—	3,754	2,942
Net cash provided by (used in) investing activities	226,417	(74,540)	27,779
Cash flows from financing activities
Proceeds from issuance of shares and warrants, net of issuance costs	—	121,045	35,000
Advances from lines of credit	—	—	10,005
Repayments of advances from lines of credit	—	—	(11,927)
Payments of long-term debt	(154,705)	(466)	(490)
Payments of cost to retire long-term debt	(588)	—	—
Proceeds from stock option and warrant exercises	1	608	117
Payment of stock issuance costs	—	—	—
Net cash (used in) provided by financing activities	(155,292)	121,187	32,705
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(827)	217	353
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,253	(8,907)	(16,184)
Cash, cash equivalents, and restricted cash
Beginning of year	43,343	52,250	68,434
End of year	$48,596	$43,343	$52,250

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021, and 2020

(Amounts in thousands)	2022	2021	2020
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$8,535	$7,155	$7,202
Cash paid during the period for income taxes	—	36	48
Significant noncash activities
Fair value of stock issued upon conversion of long-term debt	—	—	56,827
Fair value of stock issued in conjunction with settlement agreement	—	—	18,103
Accrued compensation paid in equity awards	1,698	—	5,100
Purchases of property and equipment included in accounts payable and other accrued liabilities	40	820	277
Proceeds from sale of assets included in receivables	—	14	4,227

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of December 31, 2022 and 2021 as shown above:

	2022	2021
Cash and cash equivalents	$4,858	$36,423
Restricted cash	43,339	—
Cash and cash equivalents included in current assets held for sale or abandonment	—	6,497
Restricted cash included in other assets	399	423
Cash, cash equivalents, and restricted cash	$48,596	$43,343

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
1. Organization and Basis of Presentation

Precigen, Inc. ("Precigen"), a Virginia corporation, through its wholly owned subsidiary, PGEN Therapeutics, Inc. (“PGEN Therapeutics”), is a dedicated discovery and clinical-stage biopharmaceutical company advancing the next generation of gene and cell therapies with the overall goal of improving outcomes for patients with significant unmet medical needs. PGEN Therapeutics is leveraging its proprietary technology platforms to develop product candidates designed to target urgent and intractable diseases in its core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases. PGEN Therapeutics has developed an extensive pipeline of therapies across multiple indications within these core focus areas. PGEN Therapeutics’ primary operations are located in Maryland.

Precigen has two additional wholly owned operating subsidiaries. Precigen ActoBio, Inc. ("ActoBio") is pioneering a proprietary class of microbe-based biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics, with its primary operations located in Ghent, Belgium.

Exemplar Genetics, LLC, doing business as Precigen Exemplar ("Exemplar"), is committed to enabling the study of life-threatening human diseases through the development of MiniSwine Yucatan miniature pig research models and services, as well as enabling the production of cells and organs in its genetically engineered swine for regenerative medicine applications. Exemplar’s primary operations are located in Iowa.
Discontinued Operations

On January 31, 2020, Precigen completed the sale of the majority of its non-healthcare assets and operations to an affiliate of Third Security, which are presented as discontinued operations for all periods presented. See Notes 3 and 13 for further discussion.

Beginning in the second quarter of 2020, the Company suspended its proprietary methane bioconversion platform operations and began the process to wind down MBP Titan's activities and had substantially completed the wind down by December 31, 2020, with the final disposition of certain property and equipment and the facility operating lease occurring in January 2021. With the exception of certain assets and obligations with which the Company has a continuing involvement after the wind down, MBP Titan has been presented as discontinued operations for all periods presented. See Note 3 for further discussion.
On August 18, 2022, Precigen completed the sale of 100% of the issued and outstanding membership interests in its wholly-owned subsidiary, Trans Ova Genetics, L.C. (“Trans Ova”), a provider of reproductive technologies, including services and products sold to cattle breeders and other producers. See Note 3 for further discussion. Trans Ova was formerly a separate reportable segment.
Precigen and its consolidated subsidiaries are hereinafter collectively referred to as the "Company."
Liquidity
Management believes that existing liquid assets as of December 31, 2022, as well as the proceeds from the January 2023 public offering discussed in Note 13, will allow the Company to continue its operations for at least a year from the issuance date of these consolidated financial statements. These consolidated financial statements are presented in United States dollars and are prepared under accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of therapeutic product candidates. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development, and clinical manufacturing of its therapeutic product candidates. Additionally, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2022, the Company incurred a loss from continuing operations of $79,777 and, as of December 31, 2022, had an accumulated deficit of $1,868,567. Management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. In the absence of a significant source of recurring revenue, the Company's long-term success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development, obtain regulatory approval of its therapeutics product candidates, successfully commercialize its therapeutics product candidates, generate revenue, meet its obligations and, ultimately, attain profitable operations.
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
Product and service revenues
The Company's product and service revenues are generated primarily through Exemplar which generates product and service revenues through the development and sale of genetically engineered miniature swine models. The Company evaluates each promised product or service under its contracts and identifies performance obligations for each distinct product or service. The Company then allocates the transaction price of the contract to each performance obligation, recognizing the transaction price as revenue at a point in time when control of the promised product or over time when the promised service is rendered. We typically recognize revenue using an out-based measure, generally time elapsed or days of service, to measure progress and transfer of the control of the performance obligation to the customer. Payment terms are typically due within 30 days of invoicing, which occurs prior to or when revenue is recognized.
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
The Company has research and development arrangements with third parties that include upfront and milestone payments. As of December 31, 2022 and 2021, the Company had research and development commitments with third parties that had not yet been incurred totaling $19,909 and $22,301, respectively. The commitments are generally cancellable by the Company by providing written notice at least sixty days before the desire termination date.
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. The Company believes that it mitigates its risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer. As of December 31, 2022 and 2021, the Company had cash equivalent investments in highly liquid money market accounts at major financial institutions of $2,985 and $20,697, respectively, which is included in cash and cash equivalents in the accompanying consolidated balance sheets.
Restricted Cash
Included in the Consolidated Balance Sheet as of December 31, 2022, is restricted cash of $43,339. This cash is restricted for the permitted purposes related to our Convertible Notes, including the resolution of such notes.
Short-term and Long-Term Investments
As of December 31, 2022 and 2021 short-term and long-term investments include United States government debt securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date.
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
Concentrations of Risk
Due to the Company's fixed rate securities holdings, the Company's investment portfolio is susceptible to changes in interest rates. As of December 31, 2022, gross unrealized losses on the Company's short-term investments were not material. From time to time, the Company may liquidate some or all of its investments to fund operational needs or other activities, such as capital expenditures or business acquisitions, or distribute its equity securities to shareholders as a stock dividend. Although the Company has no intent to liquidate such investments, depending on which investments the Company liquidates to fund these activities, the Company could recognize a portion, or all, of the gross unrealized losses.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade and related party receivables. The Company manages credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable.
Equity Method Investments
The Company has accounted for its investment in its joint ventures ("JVs) using the equity method of accounting based upon relative ownership interest. At December 31, 2022, the Company no longer held any investments in JVs. See additional discussion related to certain of the Company's historical JVs in Note 4.
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
As of December 31, 2021, the Company determined that certain of its collaborators and JVs were VIEs. The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. In July 2022, the Company obtained substantially all of the membership interests that were previously owned by others of these VIEs, and began consolidating those entities at the time of the acquisitions. The operations and financial position of those entities were not material as of or for the period ended July 2022. See Note 4 and Note 16 for additional discussion. During the quarter ended December 31, 2022, these VIEs were liquidated.
Accounts Receivable
The Company's expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of accounts receivables. Balances are written off at the point when collection attempts have been exhausted.
Estimates are used to determine the loss allowance, which is based on assessment of anticipated payment and other historical, current, and future information that is reasonably available.
The following table shows the activity in the allowance for credit losses for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Beginning balance	$1,693	$1,509	$2,312
Charged to operating expenses	—	140	—
Write offs of accounts receivable, net of recoveries	(1,509)	44	(803)
Ending balance	184	1,693	1,509
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

Years
Land improvements	9–15
Buildings and building improvements	9–15
Furniture and fixtures	4–7
Equipment	2–7
Breeding stock	2
Computer hardware and software	1–7
Leasehold improvements are amortized over the shorter of the useful life of the asset or the applicable lease term, generally one to eleven years.
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
When a the quantitative goodwill impairment test is performed, the fair value of the reporting unit is compared with its carrying amount (including goodwill). If the fair value of the reporting unit is less than its carrying amount, the entity must record the impairment charge for the excess carrying amount, which is limited to the amount of goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying amount, no goodwill impairment charge is necessary.
The Company performs its annual impairment review of goodwill on December 31 and performs increment impairment reviews if a triggering event occurs prior to the annual impairment review.
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
See Notes 3 and 10 for additional discussion regarding goodwill impairment charges recorded in the year ended December 31, 2022 and 2020.

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
See Notes 3 and 9 for additional discussion of impairment of long-lived assets for the years ended December 31, 2022, 2021 and 2020.
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

The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield is 0% as Precigen does not expect to declare cash dividends in the near future. The fair value of the underlying common stock is determined based on the quoted market price on the Nasdaq Global Select Market ("Nasdaq"). Forfeitures are recorded when incurred. The assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2022, 2021, and 2020 are set forth in the table below:

	2022	2021	2020
Valuation assumptions
Expected dividend yield	0%	0%	0%
Expected volatility	87%–89%	87%–90%	59%–90%
Expected term (years)	6.25	6.00	6.00-10.00
Risk-free interest rate	1.64%–4.12%	0.61%–1.33%	0.36%–1.80%

Grant date fair value for the Company's restricted stock units ("RSUs") is based on the fair value of the underlying common stock as determined based on the quoted market price on the Nasdaq on the date of grant.
Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net income (loss) per share calculation, shares to be issued pursuant to convertible debt, stock options, RSUs, and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive as described in the next paragraph, therefore, basic and diluted net income (loss) per share were the same for all periods presented. See Note13 for the further discussion of the Company's Share Lending Agreement.
In accordance with ASC 260, the control number for determining whether including potential common shares in the diluted earning per share, or EPS, computation would be antidilutive should be income from continuing operations. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if the entity has net income after adjusting for a discontinued operation. The following potentially dilutive securities as of December 31, 2022, 2021, and 2020, have been excluded from the computations of diluted weighted average shares outstanding for the years then ended as they would have been anti-dilutive:

	December 31,
	2022	2021	2020
Options	15,201,276	12,260,187	11,255,896
Restricted stock units	697,815	468,481	1,727,712
Warrants	—	121,888	133,264
Total	15,899,091	12,850,556	13,116,872

In addition, the Company's Convertible Notes convert at an exercise price of approximately $17.05 per share of common stock, representing approximately 2,542,420 shares at December 31, 2022 and 11,732,440 shares at both December 31, 2021 and 2020. The shares underlying the Convertibles Notes were considered for the dilutive calculation but were excluded in all years presented as their effect is antidilutive. See Note 11 for further discussion of the Convertible Notes.
Segment Information
The Company's chief operating decision maker ("CODM") regularly reviews disaggregated financial information for various operating segments. The financial information regularly reviewed by the CODM consists of (i) Biopharmaceuticals and (ii) Exemplar, each an operating segment which were also determined to be reportable segments. The Biopharmaceuticals reportable segment is primarily comprised of the Company's legal entities of PGEN Therapeutics and ActoBio. See Note 1 for a description of PGEN Therapeutics, ActoBio and Exemplar. Corporate expenses, which are not allocated to the segments and are managed at a consolidated level, include costs associated with general and administrative functions, including the Company's finance, accounting, legal, human resources, information technology, corporate communication, and investor relations functions. Corporate expenses exclude interest expense, depreciation and amortization, gain or loss on disposals of assets, stock-based compensation expense, loss on settlement agreement, and equity in net loss of affiliates and include unrealized and realized gains and losses on the Company's securities portfolio. Note 18 for further discussion of the Company's segments.
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
We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition method, which resulted in an increase to our reported long-term debt outstanding, net of current portion, of $18,196, a decrease to our additional paid-in capital of $36,868, and a corresponding cumulative-effect reduction to our opening accumulated deficit of $18,672. Upon the adoption of ASU 2020-06, non-cash interest expense related to existing convertible debt outstanding at January 1, 2022 was expected to be reduced by approximately $11,800 for the year ended December 31, 2022, and did not have an impact on our consolidated cash flows. The use of the if-converted method did not have an impact on our overall earnings per share calculation.
3. Discontinued Operations
Trans Ova
As part of the Company's strategic shift to becoming a primarily healthcare company, as discussed in Note 1, on August 18, 2022, the Company completed the sale of 100% of the issued and outstanding membership interests in its wholly-owned subsidiary,Trans Ova, to Spring Bidco LLC, a Delaware limited liability company for $170,000 and up to $10,000 in cash earn-out payments contingent upon the performance of Trans Ova in each of 2022 and 2023, $5,000 for each year (the “Transaction”). The Company received $162,306 in proceeds, net of certain transaction costs, on August 18, 2022, after giving effect to the preliminary closing purchase price adjustments. The final working capital adjustment of $936 was received in the fourth quarter of 2022. In February 2023, Spring Bidco LLC notified the company that Trans Ova did not meet the financial measures required in 2022 in order to require the first $5,000 earn-out payment. The Company has until March 15, 2023 to respond to Spring Bidco LLC.
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
In connection with the Transaction, the Company, as of December 31, 2022, holds restricted cash of $43,339, in a segregated account to be used for certain permitted purposes, including resolution of the Company’s outstanding convertible notes as discussed further in Note 11. In addition, the Company is required to indemnify the Buyer for certain expenses incurred post close (related to covenants and certain additional specified liabilities including certain patent infringement lawsuits), if incurred, in amounts not to exceed $5,750, which was recorded as a reduction of the gain on divestiture in the twelve months ended December 31, 2022, and is included in other accrued liabilities as of December 31, 2022. To date, the Company has not received an indemnification claim.

The carrying values of the major classes of assets and liabilities included in assets and liabilities held for sale related to Trans Ova as of December 31, 2021 are as follows:

December 31,
2021
Assets
Cash and cash equivalents	$6,497
Trade Receivables, net	19,491
Inventory	12,935
Other current assets	1,265
Property, plan and equipment, net	25,716
Intangible assets, net	1,824
Goodwill	16,594
Right-of-use assets	910
Other noncurrent assets	252
Total assets held for sale	$85,484
Liabilities
Accounts payable	$2,293
Accrued compensation and benefits	3,367
Other accrued liabilities	3,778
Deferred revenue	2,952
Current portion of long-term debt	350
Other current liabilities	111
Long-term debt, net of current portion	2,867
Other long-term liabilities	805
Total liabilities held for sale or abandonment	$16,523
The following table presents the financial results of discontinued operations related to TransOva through the date of disposition in 2022:

	Year Ended December 31,
	2022	2021	2020
Product revenues	$21,494	$25,131	$21,914
Service revenues	49,657	64,475	49,272
Total revenues	71,151	89,606	71,186
Cost of products	18,634	23,070	26,529
Cost of services	22,701	29,570	23,610
Research and development	2,348	2,208	2,216
Selling, general and administrative	15,215	22,128	19,010
Impairment of assets	—	—	106
Total operating expenses	58,898	76,976	71,471
Operating income (loss)	12,253	12,630	(285)
Other income, net	1,139	1,412	1,489
Equity in net loss of affiliates	—	—	(535)
Gain on divestiture	94,702	—	—
Income before income taxes	$108,094	$14,042	$669
Income tax (expense) benefit	—	—	—
Income from discontinued operations	$108,094	$14,042	$669

The following table presents the significant noncash items, purchases of property, plant and equipment, and proceeds from sales of assets for the discontinued operations related to Trans Ova that are included in the accompanying consolidated statements of cash flows:

	Year Ended December 31,
	2022	2021	2020
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,574	5,622	6,750
Impairment of assets	—	—	106
Loss on disposal of assets	421	561	4,325
Equity in net loss of affiliates	—	—	535
Provision for credit losses	944	1,128	899
Stock-based compensation expense	9	350	738
Cash flows from investing activities
Proceeds from repayment of notes receivable	—	3,689	—
Purchases of property, plant and equipment	(3,529)	(4,694)	(6,365)
Proceeds from sales of assets	594	1,894	2,387

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

The following table presents the financial results of discontinued operations related to MBP Titan:

	Year Ended December 31,
	2021	2020
Operating (gains) expenses (1)	$(4,599)	$40,692
Operating income (loss)	4,599	(40,692)
Income (loss) before income taxes	4,599	(40,692)
Income (loss) from discontinued operations	$4,599	$(40,692)
(1)Includes an impairment charge of $9,635 and an impairment charge on property, plant and equipment and ROU Assets of $12,406 in 2020 in conjunction with the suspension of MBP Titan's operations discussed above.
The following table presents the significant noncash items, purchases of property, plant and equipment, and proceeds from sales of assets for the discontinued operations related to MBP Titan that are included in the accompanying consolidated statements of cash flows.

	Year Ended December 31,
	2021	2020
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	$—	2,474
Impairment of goodwill	—	9,635
Impairment of other noncurrent assets	—	12,406
(Gain) loss on disposal of assets, net	(464)	67
Stock-based compensation expense	—	(34)
Noncash gain on termination of leases	(4,602)	—
Cash flows from investing activities
Purchases of property, plant and equipment	—	(88)
Proceeds from sales of assets	1,083	3,952
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
The following tables present the financial results of discontinued operations related to the Transactions for the year ended December 31, 2020.

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

Year Ended December 31,
2020
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	$—
Impairment of goodwill	—
Impairment of other noncurrent assets	—
Gain on sale of discontinued operations	(672)
Loss on release of cumulative foreign currency translation adjustment	26,957
Unrealized and realized depreciation on equity securities and preferred stock, net	106
Equity in net loss of EnviroFlight	38
Stock-based compensation expense	(1,346)
Deferred income taxes	—
Cash flows from investing activities
Investments in EnviroFlight	—
Purchases of property, plant and equipment	(382)

Equity Method Investments
The Company accounted for its investment in EnviroFlight using the equity method of accounting.
Summarized financial data for EnviroFlight for the periods in which the Company held the equity method investment were not material.
Out-of-Period Adjustment
During the year ended December 31, 2020, the Company recorded an out-of-period adjustment of $26,572 to loss from discontinued operations which relates to the effect of cumulative foreign translation losses associated with the entities sold in the TS Biotechnology Sale. This charge, which is entirely noncash, should have been recorded in the year ended December 31, 2019 as an additional impairment charge included in loss from discontinued operations. There was no impact to net loss from continuing operations, cash and short-term investments, cash flows, or Segment Adjusted EBITDA. The error also had no impact on the cash consideration received upon closing of the TS Biotechnology Sale nor the representations and warranties made by the Company in the transaction. The Company evaluated the effects of this out-of-period adjustment, both qualitatively and quantitatively, and concluded that this adjustment was not material to the Company's results of operations for the year ended December 31, 2020.
4. Investments in Joint Ventures
Intrexon Energy Partners
In 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners, a JV formed to optimize and scale-up the Company's MBP technology for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion for the production of certain fuels and lubricants, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners. The IEP Investors made initial capital contributions, totaling $25,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners totaling 50%. In addition, Precigen committed to make capital contributions of up to $25,000, and the IEP Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners, committed to make additional capital contributions of up to $25,000, at the request of Intrexon Energy Partners' board of managers (the "Intrexon Energy Partners Board") and subject to certain limitations. Intrexon Energy Partners was governed by the Intrexon Energy Partners Board, which has five members. Prior to Precigen’s purchase of certain membership interests from the IEP Investors in the third quarter of 2022 as discussed below and in Note 3, two members of the Intrexon Energy Partners Board were designated by the Company and three members were designated by a majority of the IEP Investors. Upon accumulating 87.5% of the membership interests owned by the IEP Investors in the third quarter of 2022, the Company obtained the right to designate all members of the Intrexon Energy Partners Board.
The Company's investment in Intrexon Energy Partners was $(428) as of December 31, 2021, and is included in other accrued liabilities in the accompanying consolidated balance sheets, which represents the Company's equity in losses for contractually committed contributions to Intrexon Energy Partners.
See Notes 3 for additional discussion regarding the Company's investment in Intrexon Energy Partners.
Intrexon Energy Partners II
In 2015, the Company and certain investors (the "IEPII Investors"), including Harvest Intrexon Enterprise Fund I, LP ("Harvest"), entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners II, a JV formed to utilize the Company's MBP technology for the production of 1,4-butanediol, an industrial chemical used to manufacture spandex, polyurethane, plastics, and polyester. The Company also entered into an ECC with Intrexon Energy Partners II that provides exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $18,000 while retaining a 50% membership interest in Intrexon Energy Partners II. The IEPII Investors made initial capital contributions, totaling $18,000 in the aggregate, in exchange for pro rata membership interests in Intrexon Energy Partners II totaling 50%. Also in 2015, the owners of Intrexon Energy Partners II made a capital contribution of $4,000, half of which was paid by the Company. Precigen committed to make additional capital contributions of up to $10,000, and the IEPII Investors, as a group and pro rata in accordance with their respective membership interests in Intrexon Energy Partners II, committed to make additional capital contributions of up to $10,000, at the request of Intrexon Energy Partners II's board of managers (the "Intrexon Energy Partners II Board") and subject to certain limitations.

Intrexon Energy Partners II was governed by the Intrexon Energy Partners II Board, which has five members. Prior to Precigen’s purchase of the membership interests from the IEPII Investors in the third quarter of 2022, one member of the Intrexon Energy Partners II Board was designated by the Company and four members were designated by a majority of the IEPII Investors. Upon acquisition of all of the membership interests owned by the IEPII Investors in the third quarter of 2022 (the Company purchased the remaining 2.9% membership units in the fourth quarter of 2022), the Company obtained the right to designate all members of the Intrexon Energy Partners II Board.
The Company's investment in Intrexon Energy Partners II was $(435) as of December 31, 2021, and is included in other accrued liabilities in the accompanying consolidated balance sheets, which represents the Company's equity in losses for contractually committed contributions to Intrexon Energy Partners II.
See Notes 5for additional discussion regarding the Company's investment in Intrexon Energy Partners II.
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
The Company recorded the $7,000 payment as a reduction of the revenue in 2022 (from deferred revenue – see Note 5) upon the Company obtaining control of Intrexon Energy Partners and Intrexon Energy Partners II. The fair value of the net assets of Intrexon Energy Partners and Intrexon Energy Partners II at the acquisition date is deemed to be substantially $0. The Company liquidated and dissolved Intrexon Energy Partners and Intrexon Energy Partners II during the fourth quarter of 2022, which did not have a material impact on the financial statements of the Company.

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

The following table summarizes the amounts recorded as revenue in the consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
	2022	2021	2020
Alaunos Therapeutics, Inc.	$100	$100	$200
Oragenics, Inc.	—	—	3,053
Intrexon Energy Partners, LLC	3,768	—	—
Intrexon Energy Partners II, LLC	10,793	—	—
Castle Creek Biosciences, Inc.	—	388	17,810
Other	—	18	145
Total (1)	$14,661	$506	$21,208
(1)Collaboration and licensing revenues recognized for the years ended December 31, 2022, 2021, and 2020, include the recognition of $14,561, $397, and $20,205, respectively, associated with upfront and milestone payments which were previously deferred.
The following is a summary of the terms of the Company's significant collaborations and licensing agreements from continuing operations.
Intrexon Energy Partners and Intrexon Energy Partners II Collaborations
In July 2022, the Company obtained control of both of Intrexon Energy Partners Board and Intrexon Energy Partners II Board (as discussed in Notes 3, and 4). Based on its assessment of the status of each collaboration and ultimate dissolution of Intrexon Energy Partners and Intrexon Energy Partners II, the Company determined that it was probable that no further performance obligations would occur under the respective collaboration agreements. Accordingly, the Company recognized the remaining balance of deferred revenue associated with Intrexon Energy Partners and Intrexon Energy Partners II, less the amounts paid to acquire the membership interests of the investors of $7,000, for an aggregate amount of revenue recognized of approximately $14,561.
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

In March 2020, the Company and Castle Creek terminated the 2012 Castle Creek ECC by mutual agreement ("Termination Agreement") with the parties agreeing that the two drug product candidates pursuant to the ECC would be treated as "Retained Products" under the terms of the 2012 Castle Creek ECC. One of these product candidates is D-Fi (debcoemagene autoficel), formerly designated FCX-007, for the treatment of recessive dystrophic epidermolysis bullosa, or RDEB. Castle Creek retains a license under the 2012 Castle Creek ECC to continue to develop and commercialize the Retained Products within the field of use of the 2012 Castle Creek ECC for so long as Castle Creek continues to pursue such development and commercialization. No further licenses to the Company's technology are provided to Castle Creek. On a quarterly basis, Castle Creek will pay the Company royalties of 7% of net sales up to $25,000 and 14% of net sales above $25,000 on each Retained Product, as defined in the agreement. Additionally, the Termination Agreement provided for the Company to perform certain drug product manufacturing activities related to the Retained Products. The Termination Agreement was accounted for as a new contract, and the remaining deferred revenue from the 2012 Castle Creek ECC was recognized prospectively through 2021 as the manufacturing activities were performed.
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
Deferred Revenue
Deferred revenue primarily consists of consideration received for the Company's collaboration and licensing agreements. The arrangements classified as long-term (of which $0 and $21,205 was related to agreements with Intrexon Energy Partners and Intrexon Energy Partners II as of December 31, 2022 and December 31, 2021, respectively ) are not active while the respective counterparties evaluate the status of the project and its desired future development activities since the Company cannot reasonably estimate the amount of service to be performed over the next year. Deferred revenue consisted of the following:

	December 31,
	2022	2021
Collaboration and licensing agreements	$1,818	$23,023
Prepaid product and service revenues	15	1,277
Other	10	213
Total	$1,843	$24,513
Current portion of deferred revenue	$25	$1,490
Long-term portion of deferred revenue	1,818	23,023
Total	$1,843	$24,513

6. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
United States government debt securities	$51,755	$—	$(760)	$50,995
Certificates of deposit	97	—	—	97
Total	$51,852	$—	$(760)	$51,092
The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2021:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
United States government debt securities	$121,036	$—	$(331)	$120,705
Certificates of deposit	97	—	—	97
Total	$121,133	$—	$(331)	$120,802
See Notes 2 and 7 for further discussion on the Company's method for determining the fair value of its assets.
The estimated fair value of available-for-sale investments classified by their contractual maturities as of December 31, 2022 was:

Due within one year	$51,092
After one year through two years	—
Total	$51,092
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

Assets
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of December 31, 2022:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2022
Assets
United States government debt securities	$—	$50,995	$—	$50,995
Certificates of deposit	—	97	—	97
Total	$—	$51,092	$—	$51,092
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
The calculated fair value of the Convertible Notes (Note 11) was approximately $43,000 and $160,000 as of December 31, 2022 and 2021, respectively, and is based on the recent third-party trades of the instrument as of the balance sheet date. The fair value of the Convertible Notes is classified as Level 2 within the fair value hierarchy as there is not an active market for the Convertible Notes, however, third-party trades of the instrument are considered observable inputs. The Convertible Notes are reflected on the accompanying consolidated balance sheets at amortized cost, which was $43,219 and $179,882 as of December 31, 2022 and 2021, respectively.
See Notes 9 and 10 for discussion of non-recurring fair value estimates used in calculating impairment charges recorded during the years ended December 31, 2022, 2021, and 2020.
8. Inventory
Inventory consists of the following:

	December 31,
	2022	2021
Supplies, embryos and other production materials	$15	$23
MiniSwines	272	303
Total inventory	$287	$326

9. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	December 31,
	2022	2021
Land and land improvements	$164	$164
Buildings and building improvements	2,592	2,592
Furniture and fixtures	457	434
Equipment	18,006	16,812
Leasehold improvements	4,333	3,366
Breeding stock	123	36
Computer hardware and software	4,562	4,823
Construction and other assets in progress	531	1,829
	30,768	30,056
Less: Accumulated depreciation and amortization	(23,439)	(21,457)
Property, plant and equipment, net	$7,329	$8,599
Depreciation expense was $2,393, $2,866, and $3,049 for the years ended December 31, 2022, 2021, and 2020, respectively.
Recorded impairment losses of $638, $543 and $814 for the years ended December 31, 2022, 2021, and 2020, respectively, are included in impairment of other noncurrent assets on the accompanying consolidated statement of operations and are primarily related to right-of-use assets at certain of the Company's leased locations.
10. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021, are as follows:

	2022	2021
Beginning of year	$37,554	$37,769
Impairment	(482)	—
Foreign currency translation adjustments	(149)	(215)
End of year	$36,923	$37,554
The Company had $14,483 and $14,001 of cumulative goodwill impairment losses as of December 31, 2022 and 2021,
The Company recorded $482 of goodwill impairment related to the total goodwill assigned to one reporting unit within the biopharmaceutical segment during the year ended December 31, 2022.
See Note 18 for information regarding goodwill by reportable segment.
Intangible assets consist of the following as of December 31, 2022:

	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	16.4	$80,892	$(36,437)	$44,455
Customer relationships	3.0	1,600	(1,600)	—
Trademarks	5.0	200	(200)	—
Total		$82,692	$(38,237)	$44,455

Intangible assets consist of the following as of December 31, 2021:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$85,173	$(32,882)	$52,291
Customer relationships	1,600	(1,600)	—
Trademarks	200	(200)	—
Total	$86,973	$(34,682)	$52,291
Amortization expense was $4,798, $5,273, and $5,243 for the years ended December 31, 2022, 2021, and 2020, respectively. Estimated aggregate amortization expense for definite lived intangible assets is expected to be as follows:

2023	$4,773
2024	4,773
2025	4,773
2026	4,773
2027	4,773
Thereafter	20,590
Total	$44,455
11. Lines of Credit and Long-Term Debt
Lines of Credit
Exemplar has a $2,500 revolving line of credit with American State Bank that matures on October 31, 2023. As of December 31, 2022, the line of credit bore interest at 7.00% per annum. As of December 31, 2022 and December 31, 2021, there was no outstanding balance.
Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2022	2021
Convertible debt	$43,219	$179,882
Other	—	52
Long-term debt	43,219	179,934
Less current portion	43,219	52
Long-term debt, less current portion	$—	$179,882
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
None of the above events allowing for conversion prior to April 1, 2023 occurred during the year ended December 31, 2022. On or after April 1, 2023 until June 30, 2023, holders may convert their Convertible Notes at any time. The Convertible Notes do not allow Precigen to call the debt prior to the maturity date.
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
As described in Note 2, the Company adopted ASU 2020-06 on January 1, 2022. Pursuant to ASU 2020-06, the equity components of the Convertible Notes separated from the debt components as required under the cash conversion model is required to be recombined into the Convertible Notes as a single instrument upon the adoption of ASU 2020-06. The Convertible Notes shall be accounted for as if the conversion option had not been separated. As the Company elected the modified retrospective approach, the difference between the accounting under the cash conversion model and new model after the adoption of ASU 2020-06 (i.e., the single debt instrument with no separation) was recorded as an adjustment on the adoption date (i.e., January 1, 2022) through accumulated deficit. Tax accounting consequences of the adoption also required the reversal of the previously reported deferred tax benefit on the date of adoption through accumulated deficit.
Adoption of ASU 2020-06 resulted in an increase to long-term debt outstanding, net of current portion, of $18,196, a decrease to additional paid-in capital of $36,868, and a decrease to accumulated deficit of $18,672. Interest expense recognized on the convertible notes in future periods was expected to be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.
As discussed in Note 3, in connection with the sale of Trans Ova in 2022, the Company transferred a total of $200,000 into a segregated account to be used for certain permitted purposes, including resolution of the Company's outstanding Convertibles Notes. During the year December 31, 2022 and subsequently, the Company executed open market purchases of a portion of the outstanding Convertible Notes. During the year ended December 31, 2022, the Company retired $156,660 of principal balance from these purchases and recorded a gain on extinguishment of debt of approximately $961, which was recorded within Other income (expense), net, within the consolidated statements of operations. As of December 31, 2022, $43,339 of restricted cash remained in the segregated account noted above for permitted purposes including the resolution of the Company's outstanding Convertible Notes.
As of December 31, 2022, the outstanding principal balance on the Convertible Notes was $43,340 and their carrying value was $43,219. The effective interest rate on the Convertible Notes, including amortization of the long-term debt discount and debt issuance costs, is 4.25%. As of December 31, 2022, the unamortized debt discount and debt issuance costs related to the Convertible Notes totaled $121.

Subsequent to year-end, the Company repurchased an additional $15,460 of principal balance of Convertible Notes at a price of $15,305, using restricted cash for the purchase.
The components of interest expense related to the Convertible Notes were as follows:

	Year Ended December 31,
	2022	2021	2020
Cash interest expense	$5,727	$7,000	$7,000
Non-cash interest expense	1,042	11,735	10,587
Total interest expense	$6,769	$18,735	$17,587
Accrued interest of $759 is included in other accrued liabilities on the accompanying consolidated balance sheet as of December 31, 2022.
See Note 2 for additional discussion regarding the Convertible Notes.
ActoBio Convertible Notes
In September 2018, ActoBio issued $30,000 of convertible promissory notes (the "ActoBio Notes") to a related party in conjunction with an asset acquisition with Harvest. The ActoBio Notes, which accrued interest at 3.0% compounded annually ("accrued PIK interest"), matured in September 2020. The Company issued 6,293,402 shares of Precigen common stock upon conversion of the outstanding principal balance and accrued PIK interest at maturity. Interest expense was $616 for the year ended December 31, 2020.
Future Maturities
Future maturities of long-term debt as of December 31, 2022 are as follows:

2023	$43,340
2024	—
2025	—
2026	—
2027	—
Thereafter	—
Total	$43,340

12. Income Taxes
The components of loss from continuing operations before income taxes are presented below:

	Year Ended December 31,
	2022	2021	2020
Domestic	$(76,572)	$(107,582)	$(97,982)
Foreign	(3,394)	(3,385)	(6,542)
Loss from continuing operations before income taxes	$(79,966)	$(110,967)	$(104,524)
The components of income tax benefit from continuing operations are presented below:

	Year Ended December 31,
	2022	2021	2020
United States federal income taxes:
Deferred	$37	$37	$37
Foreign income taxes:
Current	(39)	7	74
Deferred	(198)	(215)	(204)
State income taxes:
Deferred	11	11	11
Income tax benefit from continuing operations	$(189)	$(160)	$(82)
Income tax benefit from continuing operations for the years ended December 31, 2022, 2021, and 2020 differed from amounts computed by applying the applicable United States federal corporate income tax rate of 21% to loss before income taxes as a result of the following:

	2022	2021	2020
Computed statutory income tax benefit from continuing operations	$(16,793)	$(23,303)	$(21,950)
State and provincial income tax benefit, net of federal income taxes	(2,884)	(4,670)	(5,199)
Nondeductible stock based compensation	179	832	5,709
Nondeductible officer compensation	263	1,459	728
Impairment of goodwill	101	—	—
Nondeductible equity investment loss	3,093	—	—
Research and development tax incentives	(991)	(958)	(524)
Acquisition and internal restructuring transaction costs	—	—	—
United States-foreign rate differential	18	(32)	(21)
Other, net	533	(46)	(306)
	(16,481)	(26,718)	(21,563)
Change in valuation allowance for deferred tax assets	16,292	26,558	21,481
Total income tax benefit from continuing operations	$(189)	$(160)	$(82)

The tax effects of temporary differences that comprise the deferred tax assets and liabilities included in continuing operations as of December 31, 2022 and 2021, are as follows:

	2022	2021
Deferred tax assets
Allowance for doubtful accounts	$53	$1,506
Inventory	—	370
Equity securities and investments in affiliates	258	570
Property, plant and equipment	284	—
Intangible assets	69,807	80,540
Accrued liabilities	3,219	3,090
Lease liabilities	2,182	2,839
Stock-based compensation	17,106	15,227
Deferred revenue	474	7,300
Capitalized research and development cost	16,318	—
Research and development tax credits	12,160	11,168
Net operating, capital loss, and interest expense carryforwards	288,397	301,791
Total deferred tax assets	410,258	424,401
Less: (Valuation allowance)	401,086	408,396
Net deferred tax assets	9,172	16,005
Deferred tax liabilities
Property, plant and equipment	—	250
Right-of-use assets	2,071	2,735
Foreign intangible asset	9,364	10,861
Long-term debt	—	4,698
Total deferred tax liabilities	11,435	18,544
Net deferred tax liabilities included in continuing operations	$(2,263)	$(2,539)
Activity within the valuation allowance for deferred tax assets included in continuing operations during the years ended December 31, 2022, 2021, and 2020 was as follows:

	2022	2021	2020
Valuation allowance at beginning of year	$408,396	$387,348	$349,008
Increase (decrease) in valuation allowance as a result of
Deconsolidation of AquaBounty	—	—	—
Establishment of deferred taxes for subsidiaries included in discontinued operations	—	—	—
Current year continuing operations	16,292	26,558	21,481
Discontinued operations treated as asset sales	(27,909)	(3,626)	7,805
Discontinued operations related to MBP Titan	—	(1,186)	8,019
Adoption of ASU 2020-06	4,698	—	—
Foreign currency translation adjustment	(391)	(698)	1,035
Valuation allowance at end of year	$401,086	$408,396	$387,348
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
The Company's past issuances of stock and mergers and acquisitions have resulted in ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). As a result, utilization of portions of the net operating losses may be subject to annual limitations, however as of December 31, 2022, all such limited losses applicable to Precigen, other than losses inherited via acquisition, have been fully utilized. As of December 31, 2022, approximately $41,400 of the Company's domestic net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction.
As of December 31, 2022, the Company has net operating loss carryforwards for United States federal income tax purposes of approximately $819,100 available to offset future taxable income, including approximately $604,200 generated after 2017, United States capital loss carryforwards of approximately $212,500, and federal and state research and development tax credits of approximately $12,100, prior to consideration of annual limitations that may be imposed under Section 382. Net operating loss carryforwards generated prior to 2018 began to expire in 2022, and capital loss carryforwards will expire if unutilized beginning in 2024. As of December 31, 2022, the Company's foreign subsidiaries have foreign loss carryforwards of approximately $71,000, most of which do not expire.
As of December 31, 2022, the Company's direct foreign subsidiaries included in continuing operations had accumulated deficits of approximately $26,184. Future distributions of accumulated earnings of the Company's direct foreign subsidiaries may be subject to United States income and foreign withholding taxes.
The Company and its subsidiaries do not have material unrecognized tax benefits as of December 31, 2022. The Company does not anticipate significant changes in the amount of unrecognized tax benefits in the next 12 months. The Company's tax returns for years 2004 and forward are subject to examination by federal or state tax authorities due to the carryforward of unutilized net operating and capital losses and research and development tax credits.
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
In January 2023, the Company closed a public offering of 43,962,640 shares of its common stock, resulting in net proceeds of approximately $73,000, after deducting underwriting discounts, fees, and other underwriting expenses. Of the 43,962,640 shares issued, 11,517,712 shares were purchased by related parties and their affiliates.
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
No shares were sold in connection with the Sales Agreement during the year ended December 31, 2022.
Components of Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2022	2021
Unrealized gain (loss) on investments	$(760)	$(331)
Income (loss) on foreign currency translation adjustments	(2,728)	534
Total accumulated other comprehensive income (loss)	$(3,488)	$203
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

	Year Ended December 31,
	2022	2021	2020
Cost of products and services	$110	$161	$66
Research and development	2,188	2,706	611
Selling, general and administrative	7,899	10,687	18,331
Discontinued operations	9	350	(642)
Total	$10,206	$13,904	$18,366
Precigen Stock Option Plans
In April 2008, Precigen adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Precigen's board of directors granted share based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of December 31, 2022, there were 14,843 stock options outstanding under the 2008 Plan.
Precigen adopted the 2013 Plan for employees and nonemployees pursuant to which Precigen's board of directors may grant share-based awards, including stock options, and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective in August 2013, and as of December 31, 2022, there were 37,000,000 shares authorized for issuance under the 2013 Plan, of which 13,288,225 stock options and 82,055 RSUs were outstanding and 12,949,460 shares were available for grant.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of December 31, 2022, there were 12,000,000 shares authorized for issuance under the 2019 Plan, of which 1,898,208 stock options and 615,760 RSUs were outstanding and 7,243,025 shares were available for grant.
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
Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2019	9,022,282	$21.94	6.10
Granted	5,693,498	10.03
Exercised	(30,061)	(3.88)
Forfeited	(976,324)	(15.47)
Expired	(2,453,499)	26.53
Balances at December 31, 2020	11,255,896	15.53	7.25
Granted	2,058,820	7.59
Exercised	(127,883)	(4.75)
Forfeited	(305,293)	(7.02)
Expired	(621,353)	(24.61)
Balances at December 31, 2021	12,260,187	14.06	6.79
Granted	4,451,890	2.22
Exercised	(375)	(2.28)
Forfeited	(567,179)	(5.19)
Expired	(943,247)	(22.32)
Balances at December 31, 2022	15,201,276	10.41	6.87
Exercisable at December 31, 2022	8,559,359	13.58	5.75
Total unrecognized compensation costs related to unvested awards as of December 31, 2022 were $12,709 and are expected to be recognized over a weighted-average period of approximately 2.29 years.
The weighted average grant date fair value of options granted during 2022, 2021, and 2020 was $1.65, $5.57, and $2.98, respectively. The aggregate intrinsic value of options exercised during 2022, 2021, and 2020 was $0, $225, and $51, respectively. The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of Precigen's common stock for those shares where the exercise price was lower than the fair value of Precigen's common stock on the date of exercise.
The following table summarizes additional information about stock options outstanding as of December 31, 2022:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$1.22	—	$2.33	4,944,982	$2.17	8.85	$7,630	1,602,732	$2.02	8.21	$2,708
$2.53	—	$8.17	3,903,425	6.39	7.52	73	2,170,946	6.14	7.19	16
$8.20	—	$17.85	3,601,175	14.45	6.78	—	2,033,987	14.33	6.60	—
$18.19	—	$45.11	2,626,227	24.65	2.55	—	2,626,227	24.65	2.55	—
$45.69			125,467	45.69	2.08	—	125,467	45.69	2.08	—
			15,201,276	$10.41	6.87	$7,703	8,559,359	$13.58	5.75	$2,724
The following table summarizes additional information about stock options outstanding as of December 31, 2021:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$1.55	—	$5.95	3,290,348	$4.64	8.18	$1,329	2,031,348	$4.15	7.98	$1,327
$6.01	—	$11.90	3,568,102	9.69	8.46	—	833,104	9.79	7.90	—
$12.01	—	$20.94	3,068,340	18.59	6.09	—	1,880,991	19.16	4.93	—
$21.13	—	$45.69	2,332,393	28.06	3.22	—	2,332,393	28.06	3.22	—
$47.35	—	$47.35	1,004	47.35	3.51	—	1,004	47.35	3.51	—
			12,260,187	$14.06	6.79	$1,329	7,078,840	$16.69	5.59	$1,327
RSU activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2019	1,781,982	$8.71	1.24
Granted	3,157,390	3.09
Vested	(2,802,593)	(3.99)
Forfeited	(409,067)	(8.59)
Balances at December 31, 2020	1,727,712	6.11	0.42
Granted	462,019	7.87
Vested	(1,624,013)	(5.76)
Forfeited	(97,237)	(8.96)
Balances at December 31, 2021	468,481	8.47	0.33
Granted	1,387,831	2.12
Vested	(1,125,785)	4.29
Forfeited	(32,712)	7.26
Balances at December 31, 2022	697,815	2.66	0.13
Total unrecognized compensation costs related to unvested RSU awards as of December 31, 2022 were $193 and are expected to be recognized over a weighted-average period of approximately 0.13 years.
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
In September 2020, the Company's board of directors, upon the recommendation of the compensation committee of the board, approved a new compensation arrangement for the Executive Chairman consisting of (i) an annual retainer of $100 payable in cash or, at the Executive Chairman's election, shares of Precigen common stock; (ii) an annual grant of fully vested stock options having a grant date fair value of $250; and (iii) an annual grant of RSUs having a grant date fair value of $250 vesting over one year. The new compensation arrangement began in calendar year 2021 and was prorated for the nine months of 2020 not covered by the Executive Chairman's previous compensation arrangement discussed above. Expense associated with the arrangements above is included in selling, general, and administrative expenses in the Company's consolidated statements of operations and totaled $813, $680, and $767 for the years ended December 31, 2022, 2021, and 2020, respectively.
15. Operating Leases
The Company leases certain facilities and equipment under operating leases. Leases with a lease term of twelve months or less are considered short-term leases and are not recorded on the balance sheet, and expense for these leases is recognized over the term of the lease. All other leases have remaining terms of less than one year to eight years, some of which may include options to extend the lease and some of which may include options to terminate the lease within one year. The Company uses judgment to determine whether it is reasonably possible to extend the lease beyond the initial term or terminate before the initial term ends and the length of the possible extension or early termination. The leases are renewable at the option of the Company and do not contain residual value guarantees, covenants, or other restrictions.
The components of lease costs were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease costs	$2,444	$2,872	$3,239
Short-term lease costs	170	252	311
Variable lease costs	422	800	842
Lease costs	$3,036	$3,924	$4,392
As of December 31, 2022, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2023	$2,074
2024	1,882
2025	1,851
2026	1,508
2027	1,246
Thereafter	3,108
Total	11,669
Present value adjustment	(3,468)
Total	$8,201
Current portion of operating lease liabilities	$1,209
Long-term portion of operating lease liabilities	6,992
Total	$8,201

Other information related to operating leases in continuing operations was as follows:

	December 31,
	2022	2021
Weighted average remaining lease term (years)	6.09	6.72
Weighted average discount rate	11.05%	10.94%

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$2,493	$3,199	$3,679
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	466	4,868	112
During the year ended December 31, 2022, 2021 and 2020 the company recorded impairment charges related to right-of-use assets. See Note 9 for further discussion.
16. Commitments and Contingencies
Contingencies

In October 2020, several shareholder class action lawsuits were filed in the United States District Court for the Northern District of California on behalf of certain purchasers of the Company's common stock. The complaints name as defendants the Company and certain of its current and former officers. The plaintiffs' claims challenged disclosures about the MBP program from May 10, 2017 to March 1, 2019. In March 2021, the court granted an order consolidating the claims and, in April 2021, appointed a lead plaintiff and lead counsel in the case, captioned In re Precigen Securities Litigation, Case No. 5:20-cv-06936-BLF (N.D. Cal.). On May 18, 2021, the lead plaintiff filed an Amended Class Action Complaint. On August 2, 2021, the defendants moved to dismiss the Amended Class Action Complaint. On September 27, 2021, the lead plaintiff filed a Second Amended Class Action Complaint in lieu of a response to the defendants’ motion to dismiss. On November 3, 2021, the defendants moved to dismiss the Second Amended Class Action Complaint and on May 31, 2022, the court granted the defendants’ motion to dismiss the Second Amended Class Action Complaint with leave to amend. On August 1, 2022, the lead plaintiff filed a Third Amended Class Action Complaint.

On August 2, 2022 the Court granted the parties' request to conduct a private mediation session to explore potential resolution of the action. On November 17, 2022, at the conclusion of the mediation session, the parties executed a memorandum of understanding that agreed in principle to resolve the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $13,000. The proposed settlement requires final negotiation of the terms of settlement and both preliminary and final approval by the court. Should the court not approve the proposed settlement or if the proposed settlement otherwise does not become final, the parties will be returned to their litigation postures prior to the agreement in principle to settle. In the event that the litigation resumes, the defendants intend to move to dismiss the plaintiff’s Third Amended Class Action Complaint. During the quarter ended December 31, 2022, we recorded an accrual of $13,000 in Other accrued liabilities and separately recognized an insurance receivable asset of $12,411 within Receivables, other, on the consolidated balance sheet, in addition to expense of $589 recorded in selling, general and administrative on the consolidated statement of operations, the amount remaining on its self-insured retention/deductible.

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

Such matters may result in adverse judgments, unfavorable settlements, or concessions by the Company, or adverse regulatory action, any of which could harm the Company’s business or operations. Moreover, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2022, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

17. Related Party Transactions
Third Security and Affiliates
The Company's Executive Chairman is also the Senior Managing Director and Chairman of Third Security and owns 100% of the equity interests of Third Security. Through December 2019, the Company was party to a Services Agreement ("Services Agreement") with Third Security pursuant to which Third Security provided the Company with certain professional, legal, financial, administrative, and other support services necessary to support the Company and its Executive Chairman. Following the expiration of the Services Agreement, the Company entered into a new agreement with Third Security under which the Company reimburses Third Security for certain tax-related services performed by Third Security as requested by the Company which expired on December 31, 2021. As the Company evaluated its alternatives, it continued to utilize these services on a limited basis under the terms of the original agreement. The Company also reimburses Third Security for certain out-of-pocket expenses incurred on the Company's behalf prior to and after the expiration of the Services Agreement under a separate agreement. The total expenses incurred by the Company under these arrangements were $25, $100, and $159 for the years ended December 31, 2022, 2021, and 2020, respectively.
See also Note 14 regarding compensation arrangements between the Company and its Executive Chairman.
Through November 2021, the Company also subleased certain administrative offices to Third Security. The significant terms of the lease mirrored the terms of the Company's lease with the landlord, and the Company recorded sublease income of $0, $75, and $83 for the years ended December 31, 2022, 2021, and 2020, respectively. During November 2021, in conjunction with the early termination of the sublease, Third Security paid the Company $143 which represented a pro rata portion of the early termination fee the Company paid the landlord.
See Notes 1, 3, and 13 regarding additional transactions with affiliates of Third Security.
Other Related Parties
In December 2020, the Company entered into an agreement with Harvest to resolve matters related to the parties' contractual and equity relationships and to settle all claims made in connection with the notice of arbitration noted above. Pursuant to the settlement agreement, the Company issued 2,117,264 shares of its common stock to Harvest valued at $18,103 in consideration of (i) the termination of the ECC agreements with Thrive Agrobiotics, Exotech Bio, and AD Skincare, which the Company had $6,993 of deferred revenue remaining related to these ECCs prior to the settlement agreement; (ii) the return of the Company's ownership interest in these Harvest start-up entities that had a total value of $326 prior to the settlement agreement; (iii) the commitment of Harvest (which is still ongoing) to take reasonable commercial efforts to transfer to the Company its membership interests in Intrexon Energy Partners II; and (iv) mutual irrevocable and unconditional releases of claims. The Company wrote off the investment balances and netted the deferred revenue balances associated with the eliminated service obligation against the consideration paid, resulting in a loss on the settlement agreement of $11,436, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2020. Outstanding receivables from these Harvest start-up entities related to research and development services performed by the Company under the ECC agreements, which had been fully reserved in 2019, were also forgiven as part of the settlement agreement and written off by the Company. Following the settlement agreement, these Harvest start-up entities are no longer related parties.
18. Segments
The Company's CODM assesses the operating performance of and allocates resources for several operating segments using Segment Adjusted EBITDA. Management believes this financial metric is a key indicator of operating results since it excludes noncash revenues and expenses that are not reflective of the underlying business performance of an individual enterprise. The Company defines Segment Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net loss of affiliates, and (x) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates but includes proceeds from the sale of assets in the period sold. Segment Adjusted EBITDA excludes the gain or loss on disposals of assets and include proceeds from the sale of assets in the period sold.

Because the Company uses Segment Adjusted EBITDA as its primary measure of segment performance, it has included this measure in its discussion of segment operating results. The Company has also disclosed revenues from external customers and intersegment revenues for each reportable segment. Corporate expenses are not allocated to the segments and are managed at a consolidated level. The CODM does not use total assets by segment to evaluate segment performance or allocate resources, and accordingly, these amounts are not required to be disclosed. The Company's segment presentation excludes amounts related to the businesses included in the Transactions, the operations of MBP Titan and Trans Ova which are reported as discontinued operations (Note 3).

For the year ended December 31, 2022, the Company's reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the year ended December 31, 2022. See Note 2 for a description of Biopharmaceuticals and Exemplar.

Segment Adjusted EBITDA by reportable segment was as follows:

	Year Ended December 31,
	2022	2021	2020
Biopharmaceuticals	$(45,039)	$(45,754)	$(35,378)
Exemplar	4,997	6,898	4,004
Segment Adjusted EBITDA for operating segments	$(40,042)	$(38,856)	$(31,374)
The table below reconciles Segment Adjusted EBITDA for reportable segments to consolidated net loss from continuing operations before income taxes:

	Year Ended December 31,
	2022	2021	2020
Segment Adjusted EBITDA for reportable segments	$(40,042)	$(38,856)	$(31,374)
All Other Segment Adjusted EBITDA		—	—
Remove cash paid for capital expenditures, net of proceeds from sale of assets, and cash paid for investments in affiliates	1,362	2,483	605
Add recognition of previously deferred revenue associated with upfront and milestone payments	16,007	2,034	25,005
Other expenses:
Interest expense	(6,774)	(18,755)	(18,209)
Depreciation and amortization	(7,191)	(8,139)	(8,292)
Loss from disposals of assets		(53)	(50)
Impairment losses	(1,120)	(543)	(814)
Stock-based compensation expense	(10,197)	(13,554)	(19,008)
Adjustment related to accrued bonuses paid in equity awards	1,698	—	2,833
Equity in net loss of affiliates	861	(3)	(603)
Other	(105)	(19)	11
Unallocated corporate costs	(32,913)	(33,506)	(48,915)
Eliminations	(1,552)	(2,056)	(5,713)
Consolidated loss from continuing operations before income taxes	$(79,966)	$(110,967)	$(104,524)

Revenues by reportable segment were as follows:

	Year Ended December 31, 2022
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers	$14,894	$12,015	$26,909
Intersegment revenues	1,446	—	1,446
Total segment revenues	$16,340	$12,015	$28,355

	Year Ended December 31, 2021
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers	$922	$13,345	$14,267
Intersegment revenues	1,637	—	1,637
Total segment revenues	$2,559	$13,345	$15,904

	Year Ended December 31, 2020
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers	$21,780	$10,158	$31,938
Intersegment revenues	4,797	—	4,797
Total segment revenues	$26,577	$10,158	$36,735
The table below reconciles total segment revenues from reportable segments to total consolidated revenues:

	Year Ended December 31,
	2022	2021	2020
Total segment revenues from reportable segments	$28,355	$15,904	$36,735
Other revenues, including from other operating segments	—	—	54
Elimination of intersegment revenues	(1,446)	(1,637)	(4,797)
Total consolidated revenues	$26,909	$14,267	$31,992

For the years ended December 31, 2022, 2021, and 2020, 59.6%, 61.5%, and 51.9% of total Exemplar segment revenue was attributable to one customer, respectively. The Company recognized revenues derived in foreign countries totaling $233, $378, and $595 for the years ended December 31, 2022, 2021, and 2020, respectively.

Goodwill by reportable segment was as follows:

	Biopharmaceuticals	Exemplar	Total
Goodwill
Balances at December 31, 2020	$17,693	$20,076	$37,769
Foreign currency translation adjustments	(215)	—	(215)
Balances at December 31, 2021	17,478	20,076	37,554
Foreign currency translation adjustments	(149)	—	(149)
Impairments	(482)	—	(482)
Balances at December 31, 2022	$16,847	$20,076	$36,923

As of December 31, 2022 and 2021, the Company had $2,591 and $4,463, respectively, of long-lived assets in foreign countries.
19. Defined Contribution Plans
The Company sponsors defined contribution plans covering employees who meet certain eligibility requirements. The Company makes contributions to the plans in accordance with terms specified in the plan agreement. The Company's contributions to the plans were $564, $388, and $397 for the years ended December 31, 2022, 2021, and 2020, respectively.