Form 10-Q
period 2023-03-31
PRECIGEN, INC.
filed 2023-05-10
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2023, 255,482,753 shares of common stock, no par value per share, were issued and outstanding.

PRECIGEN, INC.
FORM 10-Q

Precigen®, UltraCAR-T®, RheoSwitch®, UltraVector®, RTS®, UltraPorator®, ActoBiotics® and RheoSwitch Therapeutic System® are our and/or our affiliates' registered trademarks in the United States and GenVec™, AdenoVerse™, ActoBio Therapeutics™, AttSite™, and Precigen Therapeutics™ are our and/or our affiliates' common law trademarks in the United States are our and/or our affiliates' common law trademarks in the United States. This Quarterly Report on Form 10-Q, or Quarterly Report, and the information incorporated herein by reference contain references to trademarks, service marks, and trade names owned by us or other companies. Solely for convenience, trademarks, service marks, and trade names referred to in this Quarterly Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use or display of other companies' trade names, service marks, or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names, and service marks appearing in this Quarterly Report are the property of their respective owners. Unless the context requires otherwise, references in this Quarterly Report to "Precigen", "we", "us", and "our" refer to Precigen, Inc.

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report, including statements regarding our strategy; future events, including their outcome or timing; future operations; future financial position; future revenue; projected costs; prospects; plans; objectives of management; and expected market growth, are forward-looking statements. The words "aim", "anticipate", "assume", "believe", "continue", "could", "due", "estimate", "expect", "intend", "may", "plan", "positioned", "potential", "predict", "project", "seek", "should", "target", "will", "would", and the negatives of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements may relate to, among other things: (i) the impact of the COVID-19 pandemic on our clinical trials, businesses, operating results, cash flows, and/or financial condition; (ii) the timeliness of regulatory approvals; (iii) our strategy and overall approach to our business model, our efforts to realign our business, and our ability to exercise more control and ownership over the development process and commercialization path; (iv) our ability to successfully enter new markets or develop additional product candidates, including the expected timing and results of investigational studies and preclinical and clinical trials, whether with our collaborators or independently; (v) our ability to consistently manufacture our product candidates on a timely basis or to establish agreements with third-party manufacturers; (vi) our ability to successfully enter into optimal strategic relationships with our subsidiaries and operating companies that we may form in the future; (vii) our ability to hold or generate significant operating capital, including through partnering, asset sales, and operating cost reductions; (viii) actual or anticipated variations in our operating results; (ix) actual or anticipated fluctuations in competitors' or collaborators' operating results or changes in their respective growth rates; (x) our cash position; (xi) market conditions in our industry; (xii) the volatility of our stock price; (xiii) the ability, and the ability of our collaborators, to protect our intellectual property and other proprietary rights and technologies; (xiv) outcomes of pending and future litigation; (xv) the rate and degree of market acceptance of any products developed by us, our subsidiaries, collaborations, or joint ventures, or JVs, and competition from existing technologies and products or new technologies and products that may emerge; (xvi) our ability to retain and recruit key personnel; (xvii) expectations related to the use of proceeds from public offerings and other financing efforts; and (xviii) estimates regarding expenses, future revenue, capital requirements, and needs for additional financing.
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
You should read this Quarterly Report, the documents that we reference in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2022, the other reports we have filed with the Securities and Exchange Commission, or SEC, and the documents that we have filed as exhibits to our filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$9,740	$4,858
Restricted cash	13,800	43,339
Short-term investments	94,351	51,092
Receivables
Trade, less allowance for credit losses of $184 as of March 31, 2023 and December 31, 2022, respectively	1,771	978
Other	13,751	12,826
Prepaid expenses and other	4,330	5,066
Total current assets	137,743	118,159
Long-term investments	7,460	—
Property, plant and equipment, net	6,908	7,329
Intangible assets, net	43,848	44,455
Goodwill	36,966	36,923
Right-of-use assets	7,617	8,086
Other assets	1,004	1,025
Total assets	$241,546	$215,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2023	December 31, 2022
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$3,809	$4,068
Accrued compensation and benefits	4,959	6,377
Other accrued liabilities	22,887	23,747
Deferred revenue	15	25
Current portion of long-term debt	13,819	43,219
Current portion of lease liabilities	1,244	1,209
Total current liabilities	46,733	78,645
Deferred revenue, net of current portion	1,818	1,818
Lease liabilities, net of current portion	6,623	6,992
Deferred tax liabilities	2,239	2,263
Total liabilities	57,413	89,718
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock, no par value, 400,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 255,482,753 shares and 208,150,021 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,078,133	1,998,314
Accumulated deficit	(1,891,301)	(1,868,567)
Accumulated other comprehensive loss	(2,699)	(3,488)
Total shareholders' equity	184,133	126,259
Total liabilities and shareholders' equity	$241,546	$215,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2023	2022
Revenues
Product revenues	$324	$492
Service revenues	1,527	4,933
Other revenues	—	88
Total revenues	1,851	5,513
Operating Expenses
Cost of products and services	1,527	1,694
Research and development	12,163	11,801
Selling, general and administrative	11,639	13,689
Impairment of goodwill	—	482
Total operating expenses	25,329	27,666
Operating loss	(23,478)	(22,153)
Other income (Expense), Net
Interest expense	(324)	(2,038)
Interest income	633	38
Other income, net	380	198
Total other income (expense), net	689	(1,802)
Equity in net loss of affiliates	—	(1)
Loss from continuing operations before income taxes	(22,789)	(23,956)
Income tax benefit	55	58
Loss from continuing operations	(22,734)	(23,898)
Income from discontinued operations, net of income taxes	—	4,647
Net loss	$(22,734)	$(19,251)
Net Loss per Share
Net loss from continuing operations per share, basic and diluted	$(0.10)	$(0.12)
Net income from discontinued operations per share, basic and diluted	—	0.02
Net loss per share, basic and diluted	$(0.10)	$(0.10)
Weighted average shares outstanding, basic and diluted	229,770,381	199,629,218
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Net loss	$(22,734)	$(19,251)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	262	(802)
Gain (loss) on foreign currency translation adjustments	527	(1,100)
Comprehensive loss	$(21,945)	$(21,153)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2022	208,150,021	$—	$1,998,314	$(3,488)	$(1,868,567)	$126,259
Stock-based compensation expense	—	—	3,131	—	—	3,131
Shares issued upon vesting of restricted stock units and for exercises of stock options	697,815	—	—	—	—	—
Shares issued for accrued compensation	2,206,469	—	3,361	—	—	3,361
Shares issued as payment for services	465,808	—	545	—	—	545
Shares issued in public offering, net of issuance costs	43,962,640	—	72,782	—	—	72,782
Net loss	—	—	—	—	(22,734)	(22,734)
Other comprehensive income	—	—	—	789	—	789
Balances at March 31, 2023	255,482,753	$—	$2,078,133	$(2,699)	$(1,891,301)	$184,133

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2021	206,739,874	$—	$2,022,701	$203	$(1,915,556)	$107,348
Cumulative effect of adoption of ASU 2020-06	—		(36,868)	—	18,672	(18,196)
Stock-based compensation expense	—	—	3,562	—	—	3,562
Shares issued upon vesting of restricted stock units and for exercises of stock options	354,089	—	1	—	—	1
Shares issued for accrued compensation	315,327	—	1,698	—	—	1,698
Shares issued as payment for services	283,987	—	576	—	—	576
Noncash dividend	—	—	—	—	—	—
Net loss	—	—	—	—	(19,251)	(19,251)
Other comprehensive loss	—	—	—	(1,902)	—	(1,902)
Balances at March 31, 2022	207,693,277	$—	$1,991,670	$(1,699)	$(1,916,135)	$73,836
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(22,734)	$(19,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,711	3,292
Loss on disposals of assets, net	—	125
Impairment of goodwill	—	482
Gain on debt retirement	(106)	—
Amortization of (discounts) premiums on investments, net	(203)	265
Equity in net loss of affiliates	—	1
Stock-based compensation expense	3,131	3,562
Shares issued as payment for services	545	576
Provision for credit losses	—	334
Accretion of debt discount and amortization of deferred financing costs	34	284
Deferred income taxes	(55)	(58)
Changes in operating assets and liabilities:
Receivables:
Trade	(793)	(3,638)
Other	(925)	21
Prepaid expenses and other	743	2,102
Other assets	(27)	42
Accounts payable	(249)	(588)
Accrued compensation and benefits	1,936	(3,462)
Other accrued liabilities	(1,597)	(1,086)
Deferred revenue	22	(1,767)
Lease liabilities	195	(18)
Related party payables	—	(1)
Other long-term liabilities	(16)	—
Net cash used in operating activities	(18,388)	(18,783)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Cash flows from investing activities
Purchases of investments	$(108,163)	$—
Sales and maturities of investments	57,909	18,000
Purchases of property, plant and equipment	(154)	(1,579)
Proceeds from sale of assets	—	147
Net cash (used in) provided by investing activities	(50,408)	16,568
Cash flows from financing activities
Proceeds from issuance of shares, net of issuance costs	73,501	—
Payments of long-term debt	(29,270)	(164)
Payments of cost to retire long-term debt	(57)	—
Proceeds from stock option exercises	—	1
Net cash provided by(used in) financing activities	44,174	(163)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(28)	(230)
Net decrease in cash, cash equivalents, and restricted cash	(24,650)	(2,608)
Cash, cash equivalents, and restricted cash
Beginning of period	48,596	43,343
End of period	$23,946	$40,735
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$924	$3,535
Accrued compensation paid in equity awards	$3,361	$1,698
Purchases of property and equipment included in accounts payable and other accrued liabilities	24	251
Proceeds from sale of assets included in accounts receivable	—	132
Issuance costs included in accounts payable and other accrued liabilities	719	—
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of March 31, 2023 and December 31, 2022 as shown above:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$9,740	$4,858
Restricted cash	13,800	43,339
Restricted cash included in other assets	406	399
Cash, cash equivalents, and restricted cash	$23,946	$48,596
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except share and per share data)
1. Organization

Precigen, Inc. ("Precigen"), a Virginia corporation, is a dedicated discovery and clinical-stage biopharmaceutical company advancing the next generation of gene and cell therapies with the overall goal of improving outcomes for patients with significant unmet medical needs. Precigen is leveraging its proprietary technology platforms to develop product candidates designed to target urgent and intractable diseases in its core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases. Precigen has developed an extensive pipeline of therapies across multiple indications within these core focus areas. Precigen’ primary operations are located in the State of Maryland.

Precigen also has two wholly owned operating subsidiaries. Precigen ActoBio, Inc. ("ActoBio"), and Exemplar Genetics,LLC, doing business as Precigen Exemplar ("Exemplar").

ActoBio is pioneering a proprietary class of microbe-based biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics, with its primary operations located in Ghent, Belgium.

Exemplar is committed to enabling the study of life-threatening human diseases through the development of MiniSwine Yucatan miniature pig research models and services, as well as enabling the production of cells and organs in its genetically engineered swine for regenerative medicine applications. Exemplar’s primary operations are located in the State of Iowa.
Precigen and its consolidated subsidiaries are hereinafter referred to as the "Company."
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of March 31, 2023 and results of operations and cash flows for the interim periods ended March 31, 2023 and 2022. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
The accompanying condensed consolidated financial statements reflect the operations of Precigen and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity
Management believes that existing liquid assets as of March 31, 2023 will allow the Company to continue its operations for at least a year from the issuance date of these condensed consolidated financial statements. These condensed consolidated financial statements are presented in United States dollars. Additionally, the condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2023, the Company incurred a net loss of $22,734 and, as of March 31, 2023, had an accumulated deficit of $1,891,301. Management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. In the absence of a significant source of recurring revenue, the Company's long-term success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development (which could occur through debt or equity issuances, sales or partnerships of non-core assets, collaborations or out-licensing of core or non-core assets, or other transactions), adequately satisfy or renegotiate debt obligations, obtain regulatory approval of its therapeutic product candidates, successfully commercialize its therapeutic product candidates, generate revenue, meet its obligations and, ultimately, attain profitable operations.

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

The Company has research and development arrangements with third parties that include upfront and milestone payments. As of March 31, 2023 and December 31, 2022, the Company had research and development commitments with third parties that had not yet been incurred totaling $18,153 and $19,909, respectively. The commitments are generally cancellable by the Company by providing written notice at least sixty days before the desire termination date.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. The Company believes that it mitigates its risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer. As of March 31, 2023 and December 31, 2022, the Company had cash equivalent investments in highly liquid money market accounts at major financial institutions of $5,626 and $3, respectively, which is included in cash and cash equivalents in the accompanying consolidated balance sheets.

Restricted Cash

Included in the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022, is restricted cash of $13,800 and $43,339, respectively. This cash is restricted for the permitted purposes related to our Convertible Notes, including the resolution of such notes.

Short-term and Long-Term Investments

As of March 31, 2023 and December 31, 2022 short-term and long-term investments include United States government debt and agency securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date.

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
Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method and the if-converted method. For purposes of the diluted net loss per share calculation, shares to be issued pursuant to convertible debt, stock options, RSUs, and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive as described in the next paragraph, therefore, basic and diluted net loss per share were the same for all periods presented. See Note 11 for the further discussion of the Company's Share Lending Agreement.
In accordance with Accounting Standards Codification (“ASC”) 260, the control number for determining whether including potential common shares in the diluted earnings per share, or EPS, computation would be antidilutive is income (loss) from continuing operations. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if the entity has net income after including discontinued operations. The following potentially dilutive securities as of March 31, 2023 and 2022, have been excluded from the above computations of diluted weighted average shares outstanding for the three months then ended as they would have been anti-dilutive:

	March 31,
	2023	2022
Options	16,945,209	16,034,553
Restricted stock units	1,877,308	1,185,205
Warrants	—	121,888
Total	18,822,517	17,341,646

In addition, the Company's Convertible Notes convert at an exercise price of approximately $17.05 per share of common stock, representing approximately 812,178 shares at March 31, 2023 and 11,732,440 shares at March 31, 2022. The shares underlying the Convertibles Notes were considered for the dilutive calculation but were excluded in all periods presented as their effect is antidilutive. See Note 9 for further discussion of the Convertible Notes.
Segment Information

The Company's chief operating decision maker ("CODM") regularly reviews disaggregated financial information for various operating segments. The financial information regularly reviewed by the CODM consists of (i) Biopharmaceuticals and (ii) Exemplar, each an operating segment which were also determined to be reportable segments. The Biopharmaceuticals reportable segment is primarily comprised of the Company's legal entities of Precigen and ActoBio. See Note 1 for a description of Precigen, ActoBio and Exemplar. Prior to January 1, 2023, corporate expenses were not allocated to the segments and were managed at a consolidated level. Corporate expenses, include costs associated with general and administrative functions, including the Company's finance, accounting, legal, human resources, information technology, corporate communication, and investor relations functions. Corporate expenses exclude interest expense, depreciation and amortization, gain or loss on disposals of assets, stock-based compensation expense, loss on settlement agreement, and equity in net loss of affiliates and include unrealized and realized gains and losses on the Company's securities portfolio as well as dividend income. Beginning in the first quarter of 2023, the Company allocated certain corporate expenses to Precigen as its operations directly benefited from these expenditures, and are now included in the Biopharmaceuticals reportable segment. As presented in Note 15, the prior year period has been reclassified to conform to the current period’s presentation.
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
Trans Ova
As part of the Company's strategic shift to becoming a healthcare company, on August 18, 2022, the Company completed the sale of 100% of the issued and outstanding membership interests in its wholly-owned subsidiary, Trans Ova, to Spring Bidco LLC (the “Buyer”), a Delaware limited liability company for $170,000 and up to $10,000 in cash earn-out payments contingent upon the performance of Trans Ova in each of 2022 and 2023, consisting of $5,000 for each year (the “Transaction”). The Company received $162,306 in proceeds, net of certain transaction costs, on August 18, 2022, after giving effect to the preliminary closing purchase price adjustments. The final working capital adjustment of $936 was received in the fourth quarter of 2022. In February 2023, the buyer notified the Company that Trans Ova did not meet the financial measures required in 2022 in order to require the first $5,000 earn-out payment.
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
In connection with the Transaction, the Company, as of March 31, 2023, holds restricted cash of $13,800, in a segregated account to be used for certain permitted purposes, including resolution of the Company’s outstanding Convertible Notes as discussed further in Note 9. In addition, the Company is required to indemnify the Buyer for certain expenses incurred post close (related to covenants and certain additional specified liabilities including certain patent infringement lawsuits), if incurred, in amounts not to exceed $5,750, which was recorded as a reduction of the gain on divestiture in the third quarter of 2022, and is included in other accrued liabilities as of March 31, 2023. To date, the Company has not received an indemnification claim.
There were no discontinued operations related to Trans Ova for the three months ended March 31, 2023. The following table presents the financial results of discontinued operations related to Trans Ova for the three months ended March 31, 2022:

Product revenues	$8,232
Service revenues	18,276
Total revenues	26,508
Cost of products and services	15,405
Research and development	959
Selling, general and administrative	5,887
Total operating expenses	22,251
Operating income	4,257
Other income, net	390
Income from discontinued operations	$4,647
The following table presents the significant noncash items, purchases of property, plant and equipment, and proceeds from sales of assets for the discontinued operations related to Trans Ova for the three months ended March 31, 2022 that are included in the accompanying condensed consolidated statements of cash flows.

Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	$1,374
(Gain) Loss on disposal of assets	125
Stock-based compensation expense	38
Provision for credit losses	334
Cash flows from investing activities
Purchases of property, plant and equipment	(1,083)
Proceeds from sale of assets	147
Cash flows from financing activities
Payments of long-term debt	(112)

4. Collaboration and Licensing Revenue
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
There were no material amounts recognized as revenue for the three months ended March 31, 2023 and 2022.

Alaunos License Agreement
On April 3, 2023, the Company entered into an amended and restated exclusive license agreement (the “License Agreement”), with Alaunos Therapeutics (“Alaunos”). The License Agreement amended and replaced the terms of the Exclusive License Agreement by and between the Company and Alaunos, dated October 5, 2018.
Pursuant to the terms of the License Agreement, the Company has granted Alaunos an exclusive, worldwide, royalty-free, sub-licensable license to research, develop and commercialize T-cell receptor products, designed for neoantigens for the treatment of cancer or the treatment and prevention of human papilloma virus, or HPV, to the extent that the primary reason for such treatment or prevention is to prevent cancer, which is referred to as the HPV Field. The Company has also granted Alaunos an exclusive, worldwide, royalty-free, sub-licensable license for certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR Products for both neoantigens and shared antigens for the treatment of cancer and in the HPV Field. The Company also granted Alaunos certain non-exclusive rights with respect to shared antigens, NK cells and gamma delta T-cells. Alaunos will be solely responsible for all aspects of the research, development and commercialization of the exclusively licensed products for the treatment of cancer and will not be subject to a diligence obligation with respect to such efforts.
Pursuant to the License Agreement, Alaunos no longer has any rights to certain of the Company’s technology including with respect to (i) products utilizing the Company’s RheoSwitch® gene switch, or RTS to express IL-12, or the IL-12 Products, for the treatment of cancer, (ii) chimeric antigen receptor, or CAR, products including CD19 and BCMA, or (iii) products utilizing an additional construct that expresses RTS IL-12, or Gorilla IL-12 Products, for the treatment of cancer and in the HPV Field. In addition, the Company may research, develop and commercialize products for the treatment of cancer, outside of the products exclusively licensed to Alaunos. Alaunos will provide the Company with certain access to information and materials related to Alaunos’s prior use of the Company’s technologies that is no longer within the scope of the License Agreement.
In consideration of the licenses and other rights granted by the Company, Alaunos will pay the Company an annual license fee of $0.1 million. Neither Alaunos nor the Company will have any other obligations with respect to the payment of milestones or royalties on products developed in connection with the License Agreement.
The Company has agreed that, during the term of the License Agreement, it will not use the licensed intellectual property to research, develop or commercialize any exclusive product for the treatment of cancer. The License Agreement will terminate on a product-by-product and/or country-by-country basis upon the expiration of the last to expire patent claim for a licensed product. In addition, Alaunos may terminate the License Agreement on a country-by-country or program-by-program basis following written notice to the Company, and either party may terminate the License Agreement following notice of a material breach. The License Agreement also contains customary representations, warranties and covenants from Alaunos and the Company, as well as customary provisions related to indemnity, confidentiality and other matters.
Deferred Revenue
Deferred revenue primarily consists of upfront and milestone consideration received for the Company's collaboration and licensing agreements. Revenue is recognized as services are performed. The arrangements classified as long-term are not active while the respective counterparties evaluate the status of the project and its desired future development activities since the Company cannot reasonably estimate the amount of service to be performed over the next year.
Deferred revenue consisted of the following:

	March 31, 2023	December 31, 2022
Collaboration and licensing agreements	$1,818	$1,818
Prepaid product and service revenues	15	15
Other	—	10
Total	$1,833	$1,843
Current portion of deferred revenue	$15	$25
Long-term portion of deferred revenue	1,818	1,818
Total	$1,833	$1,843

5. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of March 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$96,820	$—	$(498)	$96,322
U.S. agency securities	992	—	—	992
Certificates of deposit	4,497	—	—	4,497
Total	$102,309	$—	$(498)	$101,811
The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$51,755	$—	$(760)	$50,995
Certificates of deposit	97	—	—	97
Total	$51,852	$—	$(760)	$51,092
The estimated fair value of available-for-sale investments classified by their contractual maturities as of March 31, 2023 was:

Due within one year	$94,351
After one year through two years	7,460
Total	$101,811
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. We do not intend to sell these investments nor is it more likely than not that the Company will be required to sell these investments, prior to maturity or recovery of amortized cost.
6. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and benefits, other accrued liabilities, and related party payables approximate fair value due to the short maturity of these instruments.
Assets
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of March 31, 2023:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2023
Assets
U.S. government debt securities	$—	$96,322	$—	$96,322
U.S. agency securities		992		992
Certificates of deposit	—	4,497	—	4,497
Total	$—	$101,811	$—	$101,811

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of December 31, 2022:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2022
Assets
U.S. government debt securities	$—	$50,995	$—	$50,995
Certificates of deposit	—	97	—	97
Total	$—	$51,092	$—	$51,092
The method used to estimate the fair value of the Level 2 short-term and long-term debt investments in the tables above is based on professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.
Liabilities
The calculated fair value of the Convertible Notes (Note 9) was approximately $14,000 and $43,000 as of March 31, 2023 and December 31, 2022, respectively, and is based on the recent third-party trades of the instrument as of the balance sheet date. The fair value of the Convertible Notes is classified as Level 2 within the fair value hierarchy as there is not an active market for the Convertible Notes, however, third-party trades of the instrument are considered observable inputs. The Convertible Notes are reflected on the accompanying condensed consolidated balance sheets at amortized cost, which was $13,819 and $43,219 as of March 31, 2023 and December 31, 2022,

See Note 8 for discussion of non-recurring fair value estimates used in calculating an impairment charge recorded during the three months ended March 31, 2022
7. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	March 31, 2023	December 31, 2022
Land and land improvements	$164	$164
Buildings and building improvements	2,592	2,592
Furniture and fixtures	507	457
Equipment	18,428	18,006
Leasehold improvements	4,325	4,333
Breeding stock	128	123
Computer hardware and software	4,607	4,562
Construction and other assets in progress	151	531
	30,902	30,768
Less: Accumulated depreciation and amortization	(23,994)	(23,439)
Property, plant and equipment, net	$6,908	$7,329
Depreciation expense was $506 and $653 for the three months ended March 31, 2023 and 2022, respectively.

8. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the three months ended March 31, 2023 were as follows:

Balance at December 31, 2022	$36,923
Foreign currency translation adjustments	43
Balance at March 31, 2023	$36,966
The Company recorded $482 of goodwill impairment related to the total goodwill assigned to one reporting unit within the biopharmaceutical segment during the first quarter of 2022.
The Company had $14,483 of cumulative impairment losses as of both March 31, 2023 and December 31, 2022.
Intangible assets consist of the following as of March 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$81,553	$(37,705)	$43,848
Customer relationships	1,600	(1,600)	—
Trademarks	200	(200)	—
Total	$83,353	$(39,505)	$43,848
Intangible assets consist of the following as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$80,892	$(36,437)	$44,455
Customer relationships	1,600	(1,600)	—
Trademarks	200	(200)	—
Total	$82,692	$(38,237)	$44,455
Amortization expense was $1,205 and $1,265 for the three months ended March 31, 2023 and 2022, respectively.
9. Lines of Credit and Short-Term Debt
Lines of Credit
Exemplar has a $2,500 revolving line of credit that matures on October 31, 2023. As of March 31, 2023, the line of credit bore interest at a stated rate of 7.00% per annum. As of March 31, 2023 and December 31, 2022, there was no outstanding balance on the line of credit.
Short-Term Debt
As of both March 31, 2023 and December 31, 2022, $13,819 and $43,219 of short- term debt consisted solely of the Company's Convertible Notes.
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
None of the above events allowing for conversion prior to April 1, 2023 occurred during the three months ended March 31, 2023. On or after April 1, 2023 until June 30, 2023, holders may convert their Convertible Notes at any time. Precigen may not redeem the Convertible Notes prior to the maturity date.
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

As discussed in Note 3, in connection with the sale of Trans Ova in 2022, the Company transferred a total of $200,000 into a segregated account to be used for certain permitted purposes, including resolution of the Company's outstanding Convertibles Notes. During the year December 31, 2022 and subsequently, the Company executed open market purchases of a portion of the outstanding Convertible Notes. During three months ended March 31, 2023, the Company retired $29,495 of principal balance from these purchases and recorded a gain on extinguishment of debt of approximately $54, which was recorded within Other income (expense), net, within the condensed consolidated statements of operations. The Company had previously retired $156,660 of principal balance from purchases during the year ended December 31, 2022. As of March 31, 2023, $13,800 of restricted cash remained in the segregated account noted above for permitted purposes including the resolution of the Company's outstanding Convertible Notes.

As of March 31, 2023, the outstanding principal balance of the Convertible Notes was $13,845 and the carrying value of the Convertible Notes was $13,819. The effective interest rate on the Convertible Notes, including amortization of the long-term debt discount and debt issuance costs, is 4.25%. As of March 31, 2023, the unamortized long-term debt discount and debt issuance costs totaled $26.
The components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended March 31,
	2023	2022
Cash interest expense	$289	$1,750
Non-cash interest expense	34	284
Total interest expense	$323	$2,034
Accrued interest of $127 is included in other accrued liabilities on the accompanying condensed consolidated balance sheet as of March 31, 2023.
10. Income Taxes
For the three months ended March 31, 2023, the Company calculated its tax benefit using the estimated annual effective tax rate method. The rate is the ratio of estimated annual income tax expense related to estimated pretax loss from continuing operations, excluding significant unusual or infrequently occurring items. As a result of the pretax losses anticipated for the full year which are not benefited, this rate has been calculated and applied to the year-to-date interim period’s ordinary income or loss on a jurisdiction by jurisdiction basis to determine the income tax expense/benefit allocated to the year-to-date period. The annual effective tax rate is revised, if necessary, at the end of each interim period based on the Company’s most current best estimate. The Company recorded $55 of income tax benefit from continuing operations for the three months ended March 31, 2023. The effective tax rate differs from the U.S. statutory tax rate, primarily as a result of the change in valuation allowance required.

For the three months ended March 31, 2022, the Company calculated tax benefit using an estimate of actual taxable income or loss for period, rather than estimating the Company's annual effective income tax rate, as the Company was unable to reliably estimate its income for the full year. The Company recorded $58 of income tax benefit from continuing operations for the three months ended March 31, 2022. The effective tax rate differs from the U.S. statutory tax rate, primarily as a result of the change in valuation allowance required.

The Company's net deferred tax assets are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's tax attributes and other net deferred tax assets. A portion of the Company’s tax attributes are subject to annual limitations under Section 382 of the Internal Revenue Code. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
11. Shareholders' Equity
Issuances of Precigen Common Stock
In January 2023, the Company closed a public offering of 43,962,640 shares of its common stock, resulting in net proceeds of $72,782, after deducting underwriting discounts, fees, and other underwriting expenses. Of the 43,962,640 shares, 11,517,712 shares were purchased by related parties and their affiliates, including the Company's Chief Executive Officer, its Chairman of the Board of Directors and his affiliates, and certain other of the Company's officers.
We completed the offering of shares of common stock, utilizing a number of underwriters, with J.P. Morgan Securities LLC is acting as representative of the underwriters. The underwriting fee was equal to the public offering price per share of common stock less the amount paid by the underwriters to us per share of common stock, The services provided by JP Morgan Securities LLC were in the ordinary course of their role as lead underwriter, for which they received customary fees and commissions.
See Note 9 for discussion regarding conversion features of the convertible notes.
Share Lending Agreement
Concurrently with the offering of the Convertible Notes (Note 9), Precigen entered into a share lending agreement (the "Share Lending Agreement") with J.P. Morgan Securities LLC (the "Share Borrower") pursuant to which Precigen loaned and delivered 7,479,431 shares of its common stock (the "Borrowed Shares") to the Share Borrower. The Share Lending Agreement will terminate, and the Borrowed Shares will be returned to Precigen within five business days of such termination, upon (i) termination by the Share Borrower or (ii) the earliest to occur of (a) October 1, 2023 and (b) the date, if any, on which the Share Lending Agreement is either mutually terminated or terminated by one party upon a default by the other party. The Share Borrower maintains collateral in the form of cash or certain permitted non-cash collateral with a market value at least equal to the market value of the Borrowed Shares as security for the obligation of the Share Borrower to return the Borrowed Shares when required by the terms above. The Borrowed Shares were offered and sold to the public at a price of $13.37 per share under a registered offering (the "Borrowed Shares Offering"). Precigen did not receive any proceeds from the sale of the Borrowed Shares to the public or any lending fees from the Share Lending Agreement. The Share Borrower or its affiliates received all the proceeds from the sale of the Borrowed Shares to the public. Affiliates of Third Security purchased all of the shares of common stock in the Borrowed Shares Offering.
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
No shares were sold in connection with the Sales Agreement during 2023 nor for the year ended December 31, 2022.

Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31, 2023	December 31, 2022
Unrealized loss on investments	$(498)	$(760)
Loss on foreign currency translation adjustments	(2,201)	(2,728)
Total accumulated other comprehensive loss	$(2,699)	$(3,488)
12. Share-Based Payments
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

	Three Months Ended March 31,
	2023	2022
Cost of products	$7	$8
Cost of services	6	25
Research and development	509	545
Selling, general and administrative	2,609	2,946
Discontinued operations	—	38
Total	$3,131	$3,562
Precigen Stock Option Plans
In April 2008, Precigen adopted the 2008 Equity Incentive Plan (the "2008 Plan") for employees and nonemployees pursuant to which Precigen's board of directors granted share-based awards, including stock options, to officers, key employees and nonemployees. Upon the effectiveness of the 2013 Omnibus Incentive Plan (the "2013 Plan"), no new awards may be granted under the 2008 Plan. As of March 31, 2023, there were 14,843 stock options outstanding under the 2008 Plan.
Precigen adopted the 2013 Plan for employees and nonemployees pursuant to which Precigen's board of directors may grant share-based awards, including stock options and shares of common stock, to employees, officers, consultants, advisors, and nonemployee directors. The 2013 Plan became effective in August 2013, and as of March 31, 2023, there were 37,000,000 shares authorized for issuance under the 2013 Plan, of which 13,772,359 stock options and 862,356 RSUs were outstanding and 9,396,501 shares were available for grant. In April 2023, Precigen granted approximately 5,600,000 options in connection with the Company's annual long-term incentive compensation award for its' employees.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of March 31, 2023, there were 12,000,000 shares authorized for issuance under the 2019 Plan, of which 3,158,007 stock options and 1,014,952 RSUs were outstanding and 4,502,466 shares were available for grant.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2022	15,201,276	$10.41	6.87
Granted	1,834,069	1.11
Exercised	—	—
Forfeited	(69,375)	5.29
Expired	(20,761)	19.15
Balances at March 31, 2023	16,945,209	9.41	6.90
Exercisable at March 31, 2023	11,559,913	11.40	6.29
RSU activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2022	697,815	$2.66	0.13
Granted	4,083,777	1.01
Vested	(2,904,284)	1.70
Forfeited	—	—
Balances at March 31, 2023	1,877,308	1.07	0.68
Precigen currently uses authorized and unissued shares to satisfy share award exercises.
13. Operating Leases
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
The components of lease costs were as follows:

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$615	$627
Short-term lease costs	20	53
Variable lease costs	120	103
Lease costs	$755	$783

As of March 31, 2023, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2023	$1,596
2024	1,844
2025	1,817
2026	1,474
2027	1,228
2028	1,260
Thereafter	1,847
Total	11,066
Present value adjustment	(3,199)
Total	$7,867
Current portion of operating lease liabilities	$1,244
Long-term portion of operating lease liabilities	6,623
Total	$7,867
Other information related to operating leases in continuing operations was as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	5.96	6.09
Weighted average discount rate	11.05%	11.05%

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$463	$639
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	26	—
14. Commitments and Contingencies
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

On August 2, 2022 the Court granted the parties' request to conduct a private mediation session to explore potential resolution of the action. On November 17, 2022, at the conclusion of the mediation session, the parties executed a memorandum of understanding that agreed in principle to resolve the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $13,000. The proposed settlement requires final negotiation of the terms of settlement and both preliminary and final approval by the court. Should the court not approve the proposed settlement or if the proposed settlement otherwise does not become final, the parties will be returned to their litigation postures prior to the agreement in principle to settle. In the event that the litigation resumes, the defendants intend to move to dismiss the plaintiff’s Third Amended Class Action Complaint. As of both March 31, 2023 and December 31,2022, the Company recorded an accrual of $13,000 in Other accrued liabilities on the condensed consolidated balance sheets for this matter. In addition, the Company separately recognized an insurance receivable asset of $12,525 and $12,411 within Receivables, other, on the condensed consolidated balance sheets as of March 31, 2023 and December 31,2022 , respectively.

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
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2023, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
15. Segments
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
Because the Company uses Segment Adjusted EBITDA as its primary measure of segment performance, it has included this measure in its discussion of segment operating results. The Company has also disclosed revenues from external customers and intersegment revenues for each reportable segment. The CODM does not use total assets by segment to evaluate segment performance or allocate resources, and accordingly, these amounts are not required to be disclosed. The Company's segment presentation excludes amounts related to the operations of Trans Ova which are reported as discontinued operations (Note 3).
For the three months ended March 31, 2023, the Company's reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the three months ended March 31, 2023. See Note 2 for a description of Biopharmaceuticals. See Note 1 for a description of Exemplar.

Segment Adjusted EBITDA by reportable segment was as follows:

	Three Months Ended March 31,
	2023	2022
Biopharmaceuticals	$(20,764)	$(20,839)
Exemplar	121	3,558
Segment Adjusted EBITDA for reportable segments	$(20,643)	$(17,281)
The table below reconciles Segment Adjusted EBITDA for reportable segments to consolidated net loss from continuing operations before income taxes:

	Three Months Ended March 31,
	2023	2022
Segment Adjusted EBITDA for reportable segments	$(20,643)	$(17,281)
Remove cash paid for capital expenditures, net of proceeds from sale of assets, and cash paid for investments in affiliates	154	496
Add recognition of previously deferred revenue associated with upfront and milestone payments	—	1,446
Other expenses:
Interest expense	(324)	(2,038)
Depreciation and amortization	(1,711)	(1,918)
Loss on disposals of assets	—	—
Impairment losses	—	(482)
Stock-based compensation expense	(3,132)	(3,524)
Adjustment related to accrued bonuses paid in equity awards	3,360	1,698
Equity in net loss of affiliates	—	(1)
Other	—	—
Shares issue for payment of services	(545)	(576)
Corporate noncash items	52	(265)
Unallocated corporate costs	—	—
Eliminations	—	(1,511)
Consolidated net loss from continuing operations before income taxes	$(22,789)	$(23,956)
Revenues by reportable segment were as follows:

	Three Months Ended March 31, 2023
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers	$—	$1,851	$1,851
Intersegment revenues	—	—	—
Total segment revenues	$—	$1,851	$1,851

	Three Months Ended March 31, 2022
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers	$84	$5,429	$5,513
Intersegment revenues	1,446	—	1,446
Total segment revenues	$1,530	$5,429	$6,959

The table below reconciles total segment revenues from reportable segments to total consolidated revenues:

	Three Months Ended March 31,
	2023	2022
Total segment revenues from reportable segments	$1,851	$6,959
Elimination of intersegment revenues	—	(1,446)
Total consolidated revenues	$1,851	$5,513

For the three months ended March 31, 2023 and 2022, 35.0% and 75.5%, respectively, of total consolidated revenue was attributable to one customer in the Exemplar segment.
As of March 31, 2023 and December 31, 2022, the Company had $2,368 and $2,591, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $0 and $84 for the three months ended March 31, 2023 and 2022, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2022, or Annual Report.
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

We are actively advancing our lead clinical programs, including: PRGN-3005, PRGN-3006 and PRGN-3007, which are built on our UltraCAR-T platform; and PRGN-2009 and PRGN-2012, which are based on our AdenoVerse immunotherapy platform. In addition, we have completed a Phase 1b/2a study of AG019, which is built on our ActoBiotics platform. We also have a robust pipeline of preclinical programs that we are pursuing in order to drive long-term value creation.

We have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies. UltraPorator has received U.S. Food and Drug Administration, or FDA, clearance for manufacturing UltraCAR-T cells in clinical trials, and we have been dosing patients with UltraCAR-T cells manufactured with UltraPorator in our UltraCAR-T clinical trials.

We exercise discipline in our portfolio management by systematically evaluating data from our preclinical programs in order to make rapid "go" and "no go" decisions. Through this process, we believe we can more effectively allocate resources to programs that we believe show the most promise and advance such programs to clinical trials.
Our Biopharmaceuticals reportable segment is primarily comprised of the Company's legal entities of Precigen and ActoBio, as well as royalty interests in therapeutics and therapeutic platforms from companies not controlled by us. In addition to human therapeutics, Exemplar Genetics LLC, doing business as Precigen Exemplar, or Exemplar, is our wholly owned subsidiary which is focused on developing research models and services for healthcare research applications.
Biopharmaceuticals
Precigen
We are developing therapies built on our UltraCAR-T therapeutics platform and our "off-the-shelf" AdenoVerse immunotherapy platform. Through our UltraCAR-T therapeutics platform, we are able to precision-engineer UltraCAR-T cells to produce a homogeneous cell product that simultaneously expresses antigen-specific chimeric antigen receptor, or CAR, kill switch, and our proprietary membrane-bound interleukin-15, or mbIL15, genes in any genetically modified UltraCAR-T cell. Our decentralized and rapid proprietary manufacturing process allows us to manufacture UltraCAR-T cells overnight at a medical center's current good manufacturing practices facility, or cGMP, and reinfuse the patient the following day after gene transfer. This process improves upon current approaches to CAR-T manufacturing, which require extensive ex vivo expansion following viral vector transduction to achieve clinically relevant cell numbers that we believe can result in the exhaustion of

CAR-T cells prior to their administration, limiting their potential for persistence in patients. We have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies. The UltraPorator system includes proprietary hardware and software solutions and potentially represents major advancements over current electroporation devices by significantly reducing the processing time and contamination risk. UltraPorator is intended to be a viable scale-up and commercialization solution for decentralized UltraCAR-T manufacturing. Our AdenoVerse immunotherapy platform utilizes a library of proprietary adenovectors for the efficient gene delivery of therapeutic effectors, immunomodulators, and vaccine antigens. We have established proprietary manufacturing cell lines and production methodologies from our AdenoVerse immunotherapy platform, which we believe are easily scalable for commercial supply. We believe that our proprietary gorilla adenovectors, part of the AdenoVerse technology, have superior performance characteristics as compared to current competition, including standard human adenovirus serotype 5, rare human adenovirus types and other non-human primate adenovirus types.

The most advanced programs are as follows:

PRGN-3005 is a first-in-class, investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to simultaneously express a CAR targeting the unshed portion of the Mucin 16 antigen, mbIL15, and kill switch genes. PRGN-3005 is currently being evaluated in a Phase 1/1b clinical trial for the treatment of advanced, recurrent platinum-resistant ovarian , fallopian tube, or primary peritoneal cancer. We have completed enrollment in the Phase 1 dose escalation cohorts of the intraperitoneal (IP) and intravenous (IV) arms without lymphodepletion as well as in the lymphodepletion cohort in the IV arm and initiated Phase 1b expansion clinical trial.

PRGN-3006 is a first-in-class, investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to express a CAR to target CD33 (Siglec-3), mbIL15 and a kill switch gene. PRGN-3006 is currently being evaluated in a Phase 1/1b clinical trial for the treatment of relapsed or refractory, or r/r, acute myeloid leukemia, or AML, high-risk myelodysplastic syndromes, or MDS, and chronic myelomonocytic leukemia, or CMML. PRGN-3006 has been granted Fast Track designation in patients with r/r AML by the FDA. Previously PRGN-3006 was granted Orphan Drug Designation in patients with AML by the FDA. We have completed the Phase 1 dose escalation study. Phase 1b dose expansion trial is ongoing where PRGN-3006 is being evaluated following lymphodepletion.

PRGN-3007 is a first-in-class, investigational autologous CAR-T therapy that utilizes the next generation UltraCAR-T platform to express a CAR to target ROR1, mbIL15, kill switch, and a novel mechanism for the intrinsic blockade of the programmed death 1, or PD-1, gene expression. PRGN-3007 is being evaluated in a Phase 1/1b clinical trial for patients with advanced receptor tyrosine kinase-like orphan receptor 1-positive, or ROR1+, hematological (Arm 1) and solid tumors (Arm 2). The target patient population for Arm 1 includes relapsed or refractory CLL, relapsed or refractory MCL, relapsed or refractory B-ALL, and relapsed or refractory DLBCL. The target patient population for Arm 2 includes locally advanced unresectable or metastatic histologically confirmed TNBC Arm 1 and Arm 2 will enroll in parallel. The study is enrolling in two parts: an initial 3+3 dose escalation in each arm followed by a dose expansion at the maximum tolerated dose.

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

PRGN-2012 is a first-in-class, investigational "off-the-shelf" AdenoVerse immunotherapy for the treatment of recurrent respiratory papillomatosis, or RRP. PRGN-2012 is an innovative therapeutic vaccine with optimized antigen design that uses our gorilla adenovector technology, part of our proprietary AdenoVerse platform, to elicit immune responses directed against cells infected with HPV type 6 and HPV type 11. PRGN-2012 is in a Phase 1/2 clinical trial for adult patients with RRP. PRGN-2012 is being developed in collaboration with the Center for Cancer Research at the NCI pursuant to a CRADA. We have completed the Phase 1 clinical trial. Phase 2 clinical trial is ongoing. PRGN-2012 has been granted Orphan Drug designation for treatment of RRP by the FDA.

In addition to our clinical programs, we have a robust pipeline of preclinical programs in order to drive long-term value creation. Our pipeline includes product candidates based on UltraCAR-T and "off-the-shelf" AdenoVerse immunotherapy therapeutic platforms. We expect to continue development of a number of potential product candidates in our preclinical pipeline to identify product candidates for evaluation in clinical trials.

Precigen ActoBio, Inc.

ActoBio is pioneering a proprietary class of microbe-based biopharmaceuticals, referred to as ActoBiotics, that enable expression and local delivery of disease-modifying therapeutics. Our ActoBiotics platform is a unique delivery platform precisely tailored for specific disease modification with the potential for superior efficacy and safety. ActoBiotics combine the advantages of highly selective protein-based therapeutic agents with local delivery by the well-characterized and food-grade bacterium Lactococcus lactis, or L. lactis. ActoBiotics can be delivered orally in a capsule, through an oral rinse, or in a topical solution. We believe ActoBiotics have the potential to provide superior safety and efficacy via the sustained release of appropriate quantities of select therapeutic agents as compared to injectable biologics, while reducing the side effects commonly attributed to systemic delivery and corresponding peaks in concentration. ActoBiotics work via genetically modified bacteria that deliver proteins and peptides at mucosal sites, rather than the insertion of one or more genes into a human cell by means of a virus or other delivery mechanism. By foregoing this insertion, ActoBiotics allow "gene therapy" without the need for cell transformation.

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
Third Party Licenses

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
Discontinued Operations
In August 2022, Precigen completed the sale of 100% of the issued and outstanding membership interests in its wholly-owned subsidiary, Trans Ova Genetics, L.C. (“Trans Ova”), a provider of reproductive technologies, including services and products sold to cattle breeders and other producers.
See also "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report for additional discussion of our discontinued operations.

Segments
As of March 31, 2023, our reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the three months ended March 31, 2023.
Prior to January 1, 2023, corporate expenses, were not allocated to the segments and were managed at a consolidated level. Corporate expenses, include costs associated with general and administrative functions, including the Company's finance, accounting, legal, human resources, information technology, corporate communication, and investor relations functions. Corporate expenses exclude interest expense, depreciation and amortization, gain or loss on disposals of assets, stock-based compensation expense, loss on settlement agreement, and equity in net loss of affiliates and include unrealized and realized gains and losses on the Company's securities portfolio as well as dividend income. Beginning in the first quarter of 2023, we began allocating certain corporate expenses to one of the reporting units within the Biopharmaceuticals reportable segment. As presented in Note 15 to the Condensed Consolidated Financial Statements (Unaudited) appearing elsewhere in this Quarterly Report, the prior year period has been reclassified to conform to the current period’s presentation.
Financial overview
We have incurred significant losses since our inception. We anticipate that we may continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. Our historical collaboration and licensing revenues were generated under a business model from which we have gradually transitioned, and we do not expect to expend significant resources servicing our historical collaborations in the future. We may enter into strategic transactions for individual platforms or programs in the future from which we may generate new collaboration and licensing revenues. We continue to generate product and service revenues through our Exemplar subsidiary, and in the three months ended March 31, 2023, it produced positive Segment Adjusted EBITDA. Products currently in our clinical pipeline will require regulatory approval and/or commercial scale-up before they may commence significant product sales and operating profits.
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
As we have shifted our focus to our healthcare business, we have and may continue to mutually terminate historical collaboration agreements or repurchase rights to the exclusive fields from collaborators, relieving us of any further performance obligations under the agreement. Upon such circumstances or when we determine no further performance obligations are required of us under an agreement, we may recognize any remaining deferred revenue as either collaboration revenue or as a reduction of operating expense, depending on the circumstances. See "Notes to the Consolidated Financial Statements (Unaudited) - Note 4" appearing elsewhere in this Quarterly Report for a discussion of changes to our significant collaborations.

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
•costs related to certain in-licensed technology rights or in-process research and development;
•amortization of patents and related technologies acquired in mergers and acquisitions; and
•facility-related expenses, which include direct depreciation costs and unallocated expenses for rent and maintenance of facilities and other operating costs.
Our research and development expenses are generally incurred by our reportable segments and primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services. Our Biopharmaceuticals segment is progressing preclinical and clinical programs that target urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases, including PRGN-3005, PRGN-3006, PRGN-3007, PRGN-2009, and PRGN-2012 and AG019. Our Exemplar segment's research and development activities relate to new and improved pig research models. The following table summarizes our research and development expenses incurred by reportable segment and reconciles those expenses to research and development expenses on the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Biopharmaceuticals	$12,097	$11,718
Exemplar	66	83
Total consolidated research and development expenses	$12,163	$11,801
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
Other income (expense), net

Other income consists of interest earned on our cash and cash equivalents and short-term and long-term investments and may fluctuate based on amounts invested and current interest rates.

Other expense consists primarily of interest on our Convertible Notes, which decreased in 2022 due redemption of a portion of our Convertible Notes. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 9" appearing elsewhere in this Quarterly Report for further discussion.
Equity in net loss of affiliates
Equity in net income or loss of affiliates is our pro-rata share of our equity method investments' operating results, adjusted for accretion of basis difference. We account for investments in our JVs using the equity method of accounting since we have the ability to exercise significant influence, but not control, over the operating activities of these entities.
Segment performance
We use Segment Adjusted EBITDA as our primary measure of segment performance. We define Segment Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net loss of affiliates, and (x) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates, but includes proceeds from the sale of assets in the period sold. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 15" appearing elsewhere in this Quarterly Report for further discussion of Segment Adjusted EBITDA.
Results of operations
Comparison of the three months ended March 31, 2023 and the three months ended March 31, 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Revenues
Product revenues	$324	492	$(168)	(34.1)%
Service revenues	1,527	4,933	(3,406)	(69.0)%
Other revenues	—	88	(88)	(100.0)%
Total revenues	1,851	5,513	(3,662)	(66.4)%
Operating expenses
Cost of product and services	1,527	1,694	(167)	(9.9)%
Research and development	12,163	11,801	362	3.1%
Selling, general and administrative	11,639	13,689	(2,050)	(15.0)%
Impairment of goodwill	—	482	(482)	(100.0)%
Total operating expenses	25,329	27,666	(2,337)	(8.4)%
Operating loss	(23,478)	(22,153)	(1,325)	6.0%
Total other income (expense), net	689	(1,802)	2,491	138.2%
Equity in net loss of affiliates	—	(1)	1	(100.0)%
Loss from continuing operations before income taxes	(22,789)	(23,956)	1,167	(4.9)%
Income tax benefit	55	58	(3)	(5.2)%
Loss from continuing operations	(22,734)	(23,898)	1,164	(4.9)%
Income from discontinued operations, net of income taxes (1)	—	4,647	(4,647)	(100.0)%
Net loss	$(22,734)	$(19,251)	$(3,483)	18.1%
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report.

Revenues and gross margin
Revenues decreased $3.7 million, or 66%, from the three months ended March 31, 2022. This decrease related to the recognition of revenue in the first quarter of 2022 related to agreements for which revenue was previously deferred that did not occur in the first quarter of 2023 of $1.0 million, as well as declines in services performed resulting from a lower demand from existing customers at Exemplar. Gross margin on product and service declined in the current period as a result of the decreased revenues and an increase in salaries, benefits, and other personnel costs at Exemplar.

Research and development expenses
Research and development expenses increased $0.4 million, or 3%, compared to the three months ended March 31, 2022. This increase was primarily driven by a continued prioritization of clinical product candidates.

Selling, general and administrative expenses
SG&A expenses decreased $2.1 million, or 15%, compared to the three months ended March 31, 2022. This decrease was primarily driven by a reduction in professional fees of $2.0 million, due to decreased legal fees associated with certain litigation matters.
Total other income (expense), net
Total other income, net, increased $2.5 million compared to the three months ended March 31, 2022. This is primarily due to reduced interest expense associated with our Convertible Notes issued July 2018 as they have been mostly retired, and increased interest income due to higher interest rates on our investments.

Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the three months ended March 31, 2023 and 2022, for each of our reportable segments as well as unallocated corporate costs.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(20,764)	$(20,839)	$75	0.4%
Exemplar	121	3,558	(3,437)	(96.6)%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 15" appearing elsewhere in this Quarterly Report.
The following table summarizes revenues from external customers for the three months ended March 31, 2023 and 2022, for each of our reportable segments.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Biopharmaceuticals	$—	$84	$(84)	(100.0)%
Exemplar	1,851	5,429	(3,578)	(65.9)%
Biopharmaceuticals
Segment Adjusted EBITDA decreased as we had increased costs associated with the advancement of our clinical and preclinical programs.
Exemplar
Revenues for Exemplar decreased due to a decrease in services performed resulting from a lower demand from existing customers. The decline in Segment Adjusted EBITDA was primarily due to the decreased revenues.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception, and as of March 31, 2023, we had an accumulated deficit of $1.9 billion. From our inception through March 31, 2023, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers. As of March 31, 2023, we had cash and cash equivalents of $9.7 million and short-term and long-term investments of $101.8 million. We also had restricted cash of $13.8 million at March 31, 2023. This cash is restricted for the permitted purposes related to our Convertible Notes, including the resolution of such notes. Cash in excess of immediate requirements is typically invested primarily in money market funds, certificate of deposits and U.S. government debt securities in order to maintain liquidity and preserve capital.
In January 2023, we closed a public offering of 43,962,640 shares of our common stock, resulting in net proceeds to us of $72.8 million, after deducting underwriting discounts, fees, and other underwriting expenses.

Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$(18,388)	$(18,783)
Investing activities	(50,408)	16,568
Financing activities	44,174	(163)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(28)	(230)
Net decrease in cash, cash equivalents, and restricted cash	$(24,650)	$(2,608)
Cash flows from operating activities:
During the three months ended March 31, 2023, our net loss was $22.7 million, which includes the following significant noncash expenses totaling $5.3 million: (i) $3.1 million of stock-based compensation expense, (ii) $1.7 million of depreciation and amortization expense, and (iii) $0.5 million of shares issued as payment for services.
During the three months ended March 31, 2022, our net loss was $19.3 million, which includes the following significant noncash expenses totaling $8.3 million from both continuing and discontinued operations: (i) $3.6 million of stock-based compensation expense, (ii) $3.3 million of depreciation and amortization expense, (iii) $0.3 million accretion of debt discount and amortization of deferred financing costs, (iv) $0.6 million of shares issued as payment for services, and (vi) $0.5 million of goodwill impairment.
Our cash outflows from operations during the three months ended March 31, 2023 were $0.4 million lower than the three months ended March 31, 2022 primarily due the settlement in 2023 of previously accrued short-term incentive bonuses in stock awards whereas the majority of our 2021 short-term incentive bonuses were paid in cash in the first quarter of 2022.
Cash flows from investing activities:
During the three months ended March 31, 2023, we purchased $50.3 million of investments, net of sales and maturities, primarily using the proceeds received from the underwritten public offering discussed below under cash flows from financing activities.
During the three months ended March 31, 2022, we received proceeds of $18.0 million related to the sale and maturity of investments.
Cash flows from financing activities:
During the three months ended March 31, 2023, we received $73.5 million proceeds from the sale of our common stock in an underwritten public offering and retired $29.3 million of our Convertible Notes using restricted cash.
During the three months ended March 31, 2022, we made payments of long-term debt of $0.2 million .
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

Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of March 31, 2023 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$11,066	$2,055	$4,982	$2,182	$1,847
Convertible debt (1)	13,845	13,845	—	—	—
Cash interest payable on convertible debt	242	242	—	—	—
Total	$25,153	$16,142	$4,982	$2,182	$1,847
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Notes 9" appearing elsewhere in this Quarterly Report for further discussion of our convertible debt.
In addition to the obligations in the table above, as of March 31, 2023, we are party to license agreements with various third parties that contain future milestones and royalty payment obligations related to development milestones and/or commercial sales of products that incorporate or use their technologies. Because these agreements are generally subject to termination by us or are dependent on certain condition precedents within our control, no amounts are included in the tables above. As of March 31, 2023, we also had research and development commitments with third parties totaling $18.2 million that had not yet been incurred.
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

Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $111.6 million and $56.0 million as of March 31, 2023 and December 31, 2022, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt and agency securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our investments consist of U.S. government debt and agency securities and certificates of deposit, which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
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
There has been no change in our internal control over financial reporting during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2023, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 14" appearing elsewhere in this Quarterly Report for further discussion of ongoing legal matters.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults on Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
10.1+	Amended and Restated Exclusive License Agreement with Alaunos Therapeutics, dated April 3, 2023.

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

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).
**    Furnished herewith.
+ Certain confidential portions of this exhibit were omitted by means of marking such portions with brackets [*****] because the identified confidential portions (i) are not material and (ii) is the type of information the Registrant treats as private or confidential, in accordance with Regulation S-K, Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precigen, Inc.
(Registrant)

Date: May 10, 2023	By:	/s/ HARRY THOMASIAN JR.
Harry Thomasian Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)