Form 10-Q
period 2023-06-30
PRECIGEN, INC.
filed 2023-08-09
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2023, 255,482,753 shares of common stock, no par value per share, were issued and outstanding.

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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report, including statements regarding our strategy; future events, including their outcome or timing; future operations; future financial position; future revenue; projected costs; prospects; plans; objectives of management; and expected market growth, are forward-looking statements. The words "aim", "anticipate", "assume", "believe", "continue", "could", "due", "estimate", "expect", "intend", "may", "plan", "positioned", "potential", "predict", "project", "seek", "should", "target", "will", "would", and the negatives of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements may relate to, among other things: (i) the timeliness of regulatory approvals; (ii) our strategy and overall approach to our business model, our efforts to realign our business, and our ability to exercise more control and ownership over the development process and commercialization path; (iii) our ability to successfully enter new markets or develop additional product candidates, including the expected timing and results of investigational studies and preclinical and clinical trials, whether with our collaborators or independently; (iv) our ability to consistently manufacture our product candidates on a timely basis or to establish agreements with third-party manufacturers; (v) our ability to successfully enter into optimal strategic relationships with our subsidiaries and operating companies that we may form in the future; (vi) our ability to hold or generate significant operating capital, including through partnering, asset sales, and operating cost reductions; (vii) actual or anticipated variations in our operating results; (viii) actual or anticipated fluctuations in competitors' or collaborators' operating results or changes in their respective growth rates; (ix) our cash position; (x) market conditions in our industry; (xi) the volatility of our stock price; (xii) the ability, and the ability of our collaborators, to protect our intellectual property and other proprietary rights and technologies; (xiii) outcomes of pending and future litigation; (xiv) the rate and degree of market acceptance of any products developed by us, our subsidiaries, collaborations, or joint ventures, or JVs, and competition from existing technologies and products or new technologies and products that may emerge; (xv) our ability to retain and recruit key personnel; (xvi) expectations related to the use of proceeds from public offerings and other financing efforts; and (xvii) estimates regarding expenses, future revenue, capital requirements, and needs for additional financing.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$16,546	$4,858
Restricted cash	—	43,339
Short-term investments	71,888	51,092
Receivables
Trade, less allowance for credit losses of $184 as of both June 30, 2023 and December 31, 2022	1,354	978
Other	13,052	12,826
Prepaid expenses and other	2,792	5,066
Total current assets	105,632	118,159
Long-term investments	7,127	—
Property, plant and equipment, net	6,574	7,329
Intangible assets, net	42,656	44,455
Goodwill	36,966	36,923
Right-of-use assets	7,623	8,086
Other assets	949	1,025
Total assets	$207,527	$215,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2023	December 31, 2022
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,510	$4,068
Accrued compensation and benefits	4,820	6,377
Other accrued liabilities	3,257	4,997
Settlement and Indemnification Accruals	18,750	18,750
Deferred revenue	15	25
Current portion of long-term debt	—	43,219
Current portion of lease liabilities	1,421	1,209
Total current liabilities	30,773	78,645
Deferred revenue, net of current portion	1,818	1,818
Lease liabilities, net of current portion	6,545	6,992
Deferred tax liabilities	2,181	2,263
Total liabilities	41,317	89,718
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock, no par value, 400,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 255,482,753 shares and 208,150,021 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,080,348	1,998,314
Accumulated deficit	(1,911,620)	(1,868,567)
Accumulated other comprehensive loss	(2,518)	(3,488)
Total shareholders' equity	166,210	126,259
Total liabilities and shareholders' equity	$207,527	$215,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Product revenues	$324	$621	648	1,113
Service revenues	1,438	2,213	2,965	7,146
Other revenues	5	77	5	165
Total revenues	1,767	2,911	3,618	8,424
Operating Expenses
Cost of products and services	1,697	1,811	3,224	3,505
Research and development	11,874	11,954	24,037	23,755
Selling, general and administrative	9,316	12,670	20,954	26,359
Impairment of goodwill	—	—	—	482
Impairment of other noncurrent assets	—	638	—	638
Total operating expenses	22,887	27,073	48,215	54,739
Operating loss	(21,120)	(24,162)	(44,597)	(46,315)
Other income (Expense), Net
Interest expense	(136)	(2,063)	(460)	(4,101)
Interest income	828	37	1,460	75
Other income, net	44	40	424	238
Total other income (expense), net	736	(1,986)	1,424	(3,788)
Equity in net loss of affiliates	—	—	—	(1)
Loss from continuing operations before income taxes	(20,384)	(26,148)	(43,173)	(50,104)
Income tax benefit	65	89	120	147
Loss from continuing operations	(20,319)	(26,059)	(43,053)	(49,957)
Income from discontinued operations, net of income taxes	—	8,424	—	13,071
Net loss	$(20,319)	$(17,635)	$(43,053)	$(36,886)
Net Loss per Share
Net loss from continuing operations per share, basic and diluted	$(0.08)	$(0.13)	$(0.18)	$(0.25)
Net income from discontinued operations per share, basic and diluted	—	0.04	—	0.07
Net loss per share, basic and diluted	$(0.08)	$(0.09)	$(0.18)	$(0.18)
Weighted average shares outstanding, basic and diluted	248,003,322	200,461,441	240,307,403	200,047,629
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Net loss	$(20,319)	$(17,635)	$(43,053)	$(36,886)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	228	(202)	491	(1,004)
Gain (loss) on foreign currency translation adjustments	(47)	(2,655)	479	(3,755)
Comprehensive loss	$(20,138)	$(20,492)	$(42,083)	$(41,645)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at March 31, 2023	255,482,753	$—	$2,078,133	$(2,699)	$(1,891,301)	$184,133
Stock-based compensation expense	—	—	2,188	—	—	2,188
Other	—	—	27	—	—	27
Net loss	—	—	—	—	(20,319)	(20,319)
Other comprehensive income	—	—	—	181	—	181
Balances at June 30, 2023	255,482,753	$—	$2,080,348	$(2,518)	$(1,911,620)	$166,210

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at March 31, 2022	207,693,277	$—	$1,991,670	$(1,699)	$(1,916,135)	$73,836
Stock-based compensation expense	—	—	2,309	—	—	2,309
Shares issued for accrued compensation	456,744	—	—	—	—	—
Net loss	—	—	—	—	(17,635)	(17,635)
Other comprehensive loss	—	—	—	(2,857)	—	(2,857)
Balances at June 30, 2022	208,150,021	$—	$1,993,979	$(4,556)	$(1,933,770)	$55,653
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2022	208,150,021	$—	$1,998,314	$(3,488)	$(1,868,567)	$126,259
Stock-based compensation expense	—	—	5,320	—	—	5,320
Shares issued upon vesting of restricted stock units and for exercises of stock options	697,815	—	—	—	—	—
Shares issued for accrued compensation	2,206,469	—	3,361	—	—	3,361
Shares issued as payment for services	465,808	—	545	—	—	545
Shares issued in public offering, net of issuance costs	43,962,640	—	72,808	—	—	72,808
Net loss	—	—	—	—	(43,053)	(43,053)
Other comprehensive income	—	—	—	970	—	970
Balances at June 30, 2023	255,482,753	$—	$2,080,348	$(2,518)	$(1,911,620)	$166,210

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2021	206,739,874	$—	$2,022,701	$203	$(1,915,556)	$107,348
Cumulative effect of adoption of ASU 2020-06	—	—	(36,868)	—	18,672	(18,196)
Stock-based compensation expense	—	—	5,871	—	—	5,871
Shares issued upon vesting of restricted stock units and for exercises of stock options	354,089	—	1	—	—	1
Shares issued for accrued compensation	772,071	—	1,698	—	—	1,698
Shares issued as payment for services	283,987	—	576	—	—	576
Net loss	—	—	—	—	(36,886)	(36,886)
Other comprehensive loss	—	—	—	(4,759)	—	(4,759)
Balances at June 30, 2022	208,150,021	—	$1,993,979	$(4,556)	$(1,933,770)	$55,653

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(43,053)	$(36,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,404	6,518
(Gain) Loss on disposals of assets, net	(40)	360
Impairment of goodwill	—	482
Impairment of other noncurrent assets	—	638
Gain on debt retirement	(60)	—
Amortization of (discounts) premiums on investments, net	(721)	468
Equity in net loss of affiliates	—	1
Stock-based compensation expense	5,320	5,871
Shares issued as payment for services	545	576
Provision for credit losses	—	735
Accretion of debt discount and amortization of deferred financing costs	60	596
Deferred income taxes	(113)	(112)
Other noncash items	1	105
Changes in operating assets and liabilities:
Receivables:
Trade	(376)	(7,016)
Other	(226)	10
Prepaid expenses and other	2,274	4,284
Other assets	83	2
Accounts payable	(1,537)	(963)
Accrued compensation and benefits	1,804	(1,015)
Other accrued liabilities	(1,740)	1,862
Deferred revenue	(10)	(2,184)
Lease liabilities	229	(40)
Related party payables	—	(78)
Other long-term liabilities	—	(50)
Net cash used in operating activities	(34,156)	(25,836)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2023	2022
Cash flows from investing activities
Purchases of investments	$(128,563)	$—
Sales and maturities of investments	101,852	36,000
Purchases of property, plant and equipment	(255)	(3,297)
Proceeds from sale of assets	61	438
Net cash (used in) provided by investing activities	(26,905)	33,141
Cash flows from financing activities
Proceeds from issuance of shares, net of issuance costs	72,808	—
Payments of long-term debt	(43,099)	(277)
Payments of cost to retire long-term debt	(120)	—
Proceeds from stock option exercises	—	1
Net cash provided by(used in) financing activities	29,589	(276)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(172)	(471)
Net decrease in cash, cash equivalents, and restricted cash	(31,644)	6,558
Cash, cash equivalents, and restricted cash
Beginning of period	48,596	43,343
End of period	$16,952	$49,901
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,156	$3,568
Significant noncash activities
Accrued compensation paid in equity awards	$3,361	$1,698
Purchases of property and equipment included in accounts payable and other accrued liabilities	19	234
Proceeds from sale of assets included in accounts receivable	—	147
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of June 30, 2023 and December 31, 2022 as shown above:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$16,546	$4,858
Restricted cash	—	43,339
Restricted cash included in other assets	406	399
Cash, cash equivalents, and restricted cash	$16,952	$48,596
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except share and per share data)
1. Organization

Precigen, Inc. ("Precigen"), a Virginia corporation, is a dedicated discovery and clinical-stage biopharmaceutical company advancing the next generation of gene and cell therapies with the overall goal of improving outcomes for patients with significant unmet medical needs. Precigen is leveraging its proprietary technology platforms to develop product candidates designed to target urgent and intractable diseases in its core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases. Precigen has developed an extensive pipeline of therapies across multiple indications within these core focus areas. Precigen’s primary operations are located in the State of Maryland.

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of June 30, 2023 and results of operations and cash flows for the interim periods ended June 30, 2023 and 2022. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
The accompanying condensed consolidated financial statements reflect the operations of Precigen and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity
Management believes that existing liquid assets as of June 30, 2023 will allow the Company to continue its operations for at least a year from the issuance date of these condensed consolidated financial statements. These condensed consolidated financial statements are presented in United States dollars. Additionally, the condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2023, the Company incurred a net loss of $43,053 and, as of June 30, 2023, had an accumulated deficit of $1,911,620. Management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. In the absence of a significant source of recurring revenue, the Company's long-term success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development (which could occur through debt or equity issuances, sales or partnerships of non-core assets, collaborations or out-licensing of core or non-core assets, or other transactions), obtain regulatory approval of its therapeutic product candidates, successfully commercialize its therapeutic product candidates, generate revenue, meet its obligations and, ultimately, attain profitable operations.

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

The Company has research and development arrangements with third parties that include upfront and milestone payments. As of June 30, 2023 and December 31, 2022, the Company had research and development commitments with third parties that had not yet been incurred totaling $19,525 and $19,909, respectively. The commitments are generally cancellable by the Company by providing written notice at least sixty days before the desire termination date.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at the date of purchase are considered to be cash equivalents. Cash balances at a limited number of banks may periodically exceed insurable amounts. The Company believes that it mitigates its risk by investing in or through major financial institutions. Recoverability of investments is dependent upon the performance of the issuer. As of June 30, 2023 and December 31, 2022, the Company had cash equivalent investments in highly liquid money market accounts at major financial institutions of $11,390 and $3, respectively, which are included in cash and cash equivalents in the accompanying consolidated balance sheets.

Restricted Cash

Included in the condensed consolidated balance sheet as of December 31, 2022, is restricted cash of $43,339. This cash was restricted for the permitted purposes related to our Convertible Notes, including the resolution of such notes.

Short-term and Long-Term Investments

As of June 30, 2023 and December 31, 2022 short-term and long-term investments include United States government debt and agency securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date.

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
Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method and the if-converted method. For purposes of the diluted net loss per share calculation, shares to be issued pursuant to convertible debt, stock options, RSUs, and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive as described in the next paragraph. Therefore, basic and diluted net loss per share were the same for all periods presented. See Note 11 for further discussion of the Company's Share Lending Agreement.
In accordance with Accounting Standards Codification (“ASC”) 260, the control number for determining whether including potential common shares in the diluted earnings per share, or EPS, computation would be anti-dilutive is income (loss) from continuing operations. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if the entity has net income after including discontinued operations. The following potentially dilutive securities as of June 30, 2023 and 2022, have been excluded from the above computations of diluted weighted average shares outstanding for the three and six months then ended as they would have been anti-dilutive:

	June 30,
	2023	2022
Options	22,325,095	15,492,339
Restricted stock units	1,877,308	714,687
Warrants	—	121,888
Total	24,202,403	16,328,914

In addition, the Company's Convertible Notes, prior to their retirement in the second quarter of 2023, were convertible at an exercise price of approximately $17.05 per share of common stock, representing approximately 11,732,440 shares at June 30, 2022. The shares underlying the Convertible Notes were considered for the dilutive calculation but were excluded in all periods presented as their effect was anti-dilutive. See Note 9 for further discussion of the Convertible Notes.
Segment Information

The Company's chief operating decision maker ("CODM") regularly reviews disaggregated financial information for various operating segments. The financial information regularly reviewed by the CODM consists of (i) Biopharmaceuticals and (ii) Exemplar, each an operating segment that was also determined to be a reportable segment. The Biopharmaceuticals reportable segment is primarily comprised of the Company's legal entities of Precigen and ActoBio. See Note 1 for a description of Precigen, ActoBio and Exemplar. Prior to January 1, 2023, corporate expenses were not allocated to the segments and were managed at a consolidated level. Corporate expenses, include costs associated with general and administrative functions, including the Company's finance, accounting, legal, human resources, information technology, corporate communication, and investor relations functions. Corporate expenses exclude interest expense, depreciation and amortization, gain or loss on disposals of assets, stock-based compensation expense, loss on settlement agreement, and equity in net loss of affiliates and include unrealized and realized gains and losses on the Company's securities portfolio as well as dividend income. Beginning in the first quarter of 2023, the Company allocated certain corporate expenses to Precigen as its operations directly benefited from these expenditures, and are now included in the Biopharmaceuticals reportable segment. As presented in Note 15, the prior year period has been reclassified to conform to the current period’s presentation.
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
We adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition method, which resulted in an increase to our reported long-term debt outstanding, net of current portion, of $18,196, a decrease to our additional paid-in capital of $36,868, and a corresponding cumulative-effect reduction to our opening accumulated deficit of $18,672. The adoption of ASU 2020-06 was expected to reduce non-cash interest expense related to existing convertible debt outstanding by approximately $11,800 for the year ending December 31, 2022, and did not have an impact on our consolidated cash flows. The use of the if-converted method did not have an impact on our overall earnings per share calculation.
Recently Issued Accounting Pronouncements Not Yet Adopted
There are no accounting standards which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
3. Discontinued Operations
Trans Ova
As part of the Company's strategic shift to becoming a healthcare company, in August 2022, the Company completed the sale of 100% of the issued and outstanding membership interests in its wholly-owned subsidiary, Trans Ova, to Spring Bidco LLC (the “Buyer”), a Delaware limited liability company for $170,000 and up to $10,000 in cash earn-out payments contingent upon the performance of Trans Ova in each of 2022 and 2023, consisting of $5,000 for each year (the “Transaction”). The Company received $162,306 in proceeds, net of certain transaction costs, on August 18, 2022, after giving effect to the preliminary closing purchase price adjustments. The final working capital adjustment of $936 was received in the fourth quarter of 2022. In February 2023, the buyer notified the Company that Trans Ova did not meet the financial measures required in 2022 in order to require the first $5,000 earn-out payment.
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
In connection with the Transaction, the Company held restricted cash in a segregated account to be used for certain permitted purposes, including resolution of the Company’s outstanding Convertible Notes which were retired in the second quarter of 2023, as discussed further in Note 9. In addition, the Company is required to indemnify the Buyer for certain expenses incurred post close (related to covenants and certain additional specified liabilities including certain patent infringement lawsuits), if incurred, in amounts not to exceed $5,750. Such indemnification was recorded as a reduction of the gain on divestiture in the third quarter of 2022, and is included in Settlement and Indemnification accruals as of June 30, 2023. To date, the Company has received an indemnification claim of $675 that has not been paid as of June 30, 2023.
The following table presents the financial results of discontinued operations related to Trans Ova for the three and six months ended June 30, 2022:

	Three months ended June 30,	Six Months Ended June 30,
	2022
Product revenues	$8,940	$17,172
Service revenues	23,501	41,777
Total revenues	32,441	58,949
Cost of products and services	17,415	32,820
Research and development	908	1,867
Selling, general and administrative	6,124	12,011
Total operating expenses	24,447	46,698
Operating income	7,994	12,251
Other income, net	430	820
Income from discontinued operations	$8,424	$13,071
The following table presents the significant noncash items, purchases of property, plant and equipment, and proceeds from sales of assets for the discontinued operations related to Trans Ova for the six months ended June 30, 2022 that are included in the accompanying condensed consolidated statements of cash flows.

Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	$2,765
Loss on disposal of assets	360
Stock-based compensation expense	68
Provision for credit losses	735
Cash flows from investing activities
Purchases of property, plant and equipment	(2,629)
Proceeds from sale of assets	438
Cash flows from financing activities
Payments of long-term debt	(225)

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
There were no material amounts recognized as revenue for the three and six months ended June 30, 2023 and 2022.

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
As of June 30, 2023 and December 31, 2022, the Company had long-term deferred revenue for collaboration and licensing arrangements of $1,818, and deferred revenue classified as current related to prepaid products and services of $15 and $25, respectively.

5. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of June 30, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$73,047	$15	$(276)	$72,786
U.S. agency securities	991	8	(13)	986
Certificates of deposit	5,247	—	(4)	5,243
Total	$79,285	$23	$(293)	$79,015
The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$51,755	$—	$(760)	$50,995
Certificates of deposit	97	—	—	97
Total	$51,852	$—	$(760)	$51,092
The estimated fair value of available-for-sale investments classified by their contractual maturities as of June 30, 2023 was:

Due within one year	$71,888
After one year through two years	7,127
Total	$79,015
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
Assets
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of June 30, 2023:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2023
Assets
U.S. government debt securities	$—	$72,786	$—	$72,786
U.S. agency securities		986		986
Certificates of deposit	—	5,243	—	5,243
Total	$—	$79,015	$—	$79,015

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
Liabilities
The calculated fair value of the Convertible Notes (Note 9) was approximately $43,000 as of December 31, 2022, and was based on the recent third-party trades of the instrument as of the balance sheet date. The fair value of the Convertible Notes is classified as Level 2 within the fair value hierarchy as there is not an active market for the Convertible Notes, however, third-party trades of the instrument are considered observable inputs. The Convertible Notes are reflected on the accompanying condensed consolidated balance sheets at amortized cost, which was $43,219 as of December 31, 2022.

See Note 8 for discussion of non-recurring fair value estimates used in calculating an impairment charge recorded during the six months ended June 30, 2022.
7. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	June 30, 2023	December 31, 2022
Land and land improvements	$164	$164
Buildings and building improvements	2,629	2,592
Furniture and fixtures	508	457
Equipment	18,541	18,006
Leasehold improvements	4,324	4,333
Breeding stock	138	123
Computer hardware and software	4,638	4,562
Construction and other assets in progress	106	531
	31,048	30,768
Less: Accumulated depreciation and amortization	(24,474)	(23,439)
Property, plant and equipment, net	$6,574	$7,329
Depreciation expense was $475 and $616 for the three months ended June 30, 2023 and 2022, respectively, and $981 and $1,269 for the six months ended June 30, 2023 and 2022, respectively.

8. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the six months ended June 30, 2023 were as follows:

Balance at December 31, 2022	$36,923
Foreign currency translation adjustments	43
Balance at June 30, 2023	$36,966
The Company had $14,483 of cumulative impairment losses as of both June 30, 2023 and December 31, 2022.
Intangible assets consist of the following as of June 30, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$81,598	$(38,942)	$42,656
Customer relationships	1,600	(1,600)	—
Trademarks	200	(200)	—
Total	$83,398	$(40,742)	$42,656
Intangible assets consist of the following as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$80,892	$(36,437)	$44,455
Customer relationships	1,600	(1,600)	—
Trademarks	200	(200)	—
Total	$82,692	$(38,237)	$44,455
Amortization expense was $1,218 and $1,219 for the three months ended June 30, 2023 and 2022, respectively, and $2,423 and $2,484 for the six months ended June 30, 2023 and 2022, respectively.
9. Lines of Credit and Short-Term Debt
Lines of Credit
Exemplar has a $2,500 revolving line of credit that matures on October 31, 2023. As of June 30, 2023, the line of credit bears interest at a stated rate of 7.00% per annum. As of June 30, 2023 and December 31, 2022, there was no outstanding balance on the line of credit.
Short-Term Debt
As of December 31, 2022, $43,219 of short-term debt consisted solely of the Company's Convertible Notes.
Convertible Debt
Precigen Convertible Notes
In July 2018, Precigen completed a registered underwritten public offering of $200,000 aggregate principal amount of Convertible Notes and issued the Convertible Notes under an indenture between Precigen and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented by the First Supplemental Indenture.
The Convertible Notes were senior unsecured obligations of Precigen and bore interest at a rate of 3.50% per year, payable semiannually in arrears on January 1 and July 1 of each year beginning on January 1, 2019. The Convertible Notes matured on

July 1, 2023, although certain notes were repurchased prior to maturity beginning in third quarter of 2022 (as discussed further below). On June 30, 2023, the Company re-purchased all remaining outstanding Convertible Notes at par plus accrued interest.
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

As discussed in Note 3, in connection with the sale of Trans Ova in 2022, the Company transferred a total of $200,000 into a segregated account to be used for certain permitted purposes, including resolution of the Company's outstanding Convertible Notes. During the year December 31, 2022 and subsequently, the Company executed open market purchases of a portion of the outstanding Convertible Notes. During the six months ended June 30, 2023, the Company retired, through open market purchases and payment upon maturity, $43,340 of principal balance and recorded a gain on extinguishment of debt of approximately $61, which was recorded within Other income (expense), net, within the condensed consolidated statements of operations. The Company had previously retired $156,660 of principal balance from purchases during the year ended December 31, 2022. As of June 30, 2023, no restricted cash remained in the segregated account noted above, as all of the Company's outstanding Convertible Notes had been retired.
The components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash interest expense	$108	$1,750	$397	$3,500
Non-cash interest expense	26	312	60	596
Total interest expense	$134	$2,062	$457	$4,096
10. Income Taxes
For the three and six months ended June 30, 2023, the Company calculated its tax benefit using the estimated annual effective tax rate method. The rate is the ratio of estimated annual income tax expense related to estimated pretax loss from continuing operations, excluding significant unusual or infrequently occurring items. As a result of the pretax losses anticipated for the full year which are not benefited, this rate has been calculated and applied to the year-to-date interim period’s ordinary income or loss on a jurisdiction by jurisdiction basis to determine the income tax expense/benefit allocated to the year-to-date period. The annual effective tax rate is revised, if necessary, at the end of each interim period based on the Company’s most current best estimate. The Company recorded $65 and $120 of income tax benefit from continuing operations for the three and six months ended June 30, 2023, respectively. The effective tax rate differs from the U.S. statutory tax rate, primarily as a result of the change in valuation allowance required.

For the three and six months ended June 30, 2022, the Company calculated its tax benefit using an estimate of actual taxable income or loss for the period, rather than estimating the Company's annual effective income tax rate, as the Company was unable to reliably estimate its income for the full year. The Company recorded $89 and $147 of income tax benefit from continuing operations for the three and six months ended June 30, 2022, respectively. The effective tax rate differs from the U.S. statutory tax rate, primarily as a result of the change in valuation allowance required.

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
11. Shareholders' Equity
Issuances of Precigen Common Stock
In January 2023, the Company closed a public offering of 43,962,640 shares of its common stock, resulting in net proceeds of $72,808, after deducting underwriting discounts, fees, and other offering expenses. Of the 43,962,640 shares, 11,517,712 shares were purchased by related parties and their affiliates, including the Company's Chief Executive Officer, its Chairman of the Board of Directors and his affiliates, and certain other of the Company's officers.
We completed the offering of shares of common stock, utilizing a number of underwriters, with J.P. Morgan Securities LLC acting as representative of the underwriters. The services provided by JP Morgan Securities LLC were in the ordinary course of their role as lead underwriter, for which they received customary fees and commissions.
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
No shares were sold in connection with the Sales Agreement during the six months ended June 30, 2023 nor for the year ended December 31, 2022.

Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2023	December 31, 2022
Unrealized loss on investments	$(270)	$(760)
Loss on foreign currency translation adjustments	(2,248)	(2,728)
Total accumulated other comprehensive loss	$(2,518)	$(3,488)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of products and services	$17	$30	$35	$63
Research and development	582	589	1,087	1,134
Selling, general and administrative	1,589	1,660	4,198	4,606
Discontinued operations	—	30	—	68
Total	$2,188	$2,309	$5,320	$5,871
Precigen Equity Incentive Plans
In August 2013, Precigen adopted the 2013 Omnibus Incentive Plan ("the 2013 Plan"), for employees and nonemployees pursuant to which Precigen's board of directors may grant share-based awards, including stock options, restricted stock units, shares of common stock and other awards, to employees, officers, consultants, advisors, and nonemployee directors. Upon the effectiveness of the 2023 Omnibus Incentive Plan in June 30, 2023, as discussed in the next paragraph, (the "2023 Plan"), no new awards may be granted under the 2013 Plan and any awards granted under the 2013 Plan prior to the effectiveness of the 2023 Plan will remain outstanding under such plan and will continue to vest and/or become exercisable in accordance with their original terms and conditions. As of June 30, 2023, there were 19,167,088 stock options and 862,356 RSUs outstanding under the 2013 Plan.
In April 2023, Precigen adopted the 2023 Plan, which became effective upon shareholder approval in June 2023. The 2023 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs and other awards, to officers, employees and nonemployees. The 2023 Plan authorizes for issuance pursuant to awards under the 2023 Plan an aggregate of 16,418,137 shares (which is comprised of 12,500,000 shares, plus 3,918,137 shares remaining available for issuance under the 2013 Plan as of the adoption of the 2023 Plan). As of June 30, 2023, no awards were granted under the plan.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of June 30, 2023, there were 12,000,000 shares authorized for issuance under the 2019 Plan, of which 3,158,007 stock options and 1,014,952 RSUs were outstanding and 4,502,466 shares were available for grant.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2022	15,201,276	$10.41	6.87
Granted	7,507,869	1.19
Exercised	—	—
Forfeited	(220,625)	2.74
Expired	(163,425)	17.74
Balances at June 30, 2023	22,325,095	7.33	7.54
Exercisable at June 30, 2023	11,759,874	11.22	6.14
RSU activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2022	697,815	$2.66	0.13
Granted	4,083,777	1.01
Vested	(2,904,284)	1.37
Forfeited	—	—
Balances at June 30, 2023	1,877,308	1.07	0.43
Precigen currently uses authorized and unissued shares to satisfy share award exercises.
13. Operating Leases
The Company leases certain facilities and equipment under operating leases. Leases with a lease term of twelve months or less are considered short-term leases and are not recorded on the balance sheet, and expense for these leases is recognized over the term of the lease. All other leases have remaining terms of one to seven years, some of which may include options to extend the lease and some of which may include options to terminate the lease within one year. The Company uses judgment to determine whether it is reasonably possible to extend the lease beyond the initial term or terminate before the initial term ends and the length of the possible extension or early termination. The leases are renewable at the option of the Company and do not contain residual value guarantees, covenants, or other restrictions.
The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$617	$613	$1,232	$1,240
Short-term lease costs	10	49	30	102
Variable lease costs	86	121	206	224
Lease costs	$713	$783	$1,468	$1,566

As of June 30, 2023, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2023	$1,222
2024	2,029
2025	1,903
2026	1,503
2027	1,238
2028	1,260
Thereafter	1,847
Total	11,002
Present value adjustment	(3,036)
Total	$7,966
Current portion of operating lease liabilities	$1,421
Long-term portion of operating lease liabilities	6,545
Total	$7,966
Other information related to operating leases in continuing operations was as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	5.61	6.09
Weighted average discount rate	11.08%	11.05%

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,022	$1,264
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	373	65
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

On August 2, 2022, the Court granted the parties' request to conduct a private mediation session to explore potential resolution of the action. On November 17, 2022, at the conclusion of the mediation session, the parties executed a memorandum of understanding that agreed in principle to resolve the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $13,000. On July 7, 2023, the Court granted preliminary approval of the settlement and scheduled a final approval hearing for October 2023. Should the Court not approve the proposed settlement or if the proposed settlement otherwise does not become final, the parties will be returned to their litigation postures prior to the agreement in principle to settle. In the event that the litigation resumes, the defendants intend to move to dismiss the plaintiff’s Third Amended Class Action Complaint. As of both June 30, 2023 and December 31,2022, the Company recorded an accrual of $13,000 in Settlement and Indemnification accruals on the condensed consolidated balance sheets for this matter. In addition, the Company separately recognized an insurance receivable asset of $12,545 and $12,411 within Receivables, other, on the condensed consolidated balance sheets as of June 30, 2023 and December 31,2022, respectively.

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
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2023, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
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
For the three and six months ended June 30, 2023, the Company's reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the six months ended June 30, 2023. See Note 2 for a description of Biopharmaceuticals. See Note 1 for a description of Exemplar.

Segment Adjusted EBITDA by reportable segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Biopharmaceuticals	$(17,880)	$(19,997)	$(39,277)	$(40,874)
Exemplar	(83)	795	38	4,353
Segment Adjusted EBITDA for reportable segments	$(17,963)	$(19,202)	$(39,239)	$(36,521)

The table below reconciles Segment Adjusted EBITDA for reportable segments to consolidated net loss from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment Adjusted EBITDA for reportable segments	$(17,963)	$(19,202)	$(39,239)	$(36,521)
All Other Segment Adjusted EBITDA	—	—	—	—
Remove cash paid for capital expenditures, net of proceeds from sale of assets, and cash paid for investments in affiliates	101	172	255	668
Interest Income	828	37	1,461	75
Other expenses:
Interest expense	(136)	(2,063)	(460)	(4,101)
Depreciation and amortization	(1,693)	(1,835)	(3,404)	(3,753)
Gain (loss) on disposals of assets	40	—	40	—
Impairment losses	—	(638)	—	(1,120)
Stock-based compensation expense	(2,188)	(2,279)	(5,320)	(5,803)
Adjustment related to accrued bonuses paid in equity awards	—	—	3,361	1,698
Equity in net loss of affiliates	—	—	—	(1)
Other	—	(105)	—	(105)
Shares issue for payment of services	—	—	(545)	(576)
Corporate noncash items	627	(203)	678	(468)
Eliminations	—	(32)	—	(97)
Consolidated net loss from continuing operations before income taxes	$(20,384)	$(26,148)	$(43,173)	$(50,104)
Revenues by reportable segment were as follows:

	Three Months Ended June 30, 2023
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers	$—	$1,767	$1,767
Intersegment revenues	—	—	—
Total segment revenues	$—	$1,767	$1,767

	Three Months Ended June 30, 2022
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers	$70	$2,841	$2,911
Intersegment revenues	—	—	—
Total segment revenues	$70	$2,841	$2,911

	Six Months Ended June 30, 2023
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers	$—	$3,618	$3,618
Intersegment revenues	—	—	—
Total segment revenues	$—	$3,618	$3,618

	Six Months Ended June 30, 2022
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers	$154	$8,270	$8,424
Intersegment revenues	—	—	—
Total segment revenues	$154	$8,270	$8,424
The table below reconciles total segment revenues from reportable segments to total consolidated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total segment revenues from reportable segments	$1,767	$2,911	$3,618	$8,424
Elimination of intersegment revenues	—	—	—	—
Total consolidated revenues	$1,767	$2,911	$3,618	$8,424

For the three months ended June 30, 2023 and 2022, 73.3% and 64.9%, respectively, of total consolidated revenue was attributable to four customers in 2023 and two customers in 2022, in the Exemplar segment. For the six months ended June 30, 2023 and 2022, 78.0% and 67.9%, respectively, of total consolidated revenue was attributable to 4 customers in 2023 and 1 in 2022, in the Exemplar segment.
As of June 30, 2023 and December 31, 2022, the Company had $2,216 and $2,591, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $0 and $70 for the three months ended June 30, 2023 and 2022, respectively, and $0 and $154 for the six months ended June 30, 2023 and 2022, respectively.

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

We believe that our array of technology platforms uniquely positions us among other biotechnology companies to advance precision medicine. Precision medicine is the practice of therapeutic product development that takes into account specific genetic variations within populations impacted by a disease to design targeted therapies to improve outcomes for a disease or patient population. Our proprietary and complementary technology platforms provide a strong foundation to realize the core promise of precision medicine by supporting our efforts to construct powerful gene programs to drive efficacy, deliver these programs through viral, non-viral, and microbe-based approaches to maintain lower costs, and control gene expression to ensure safety. Our therapeutic platforms, including UltraCAR-T, AdenoVerse immunotherapy, and ActoBiotics, are designed to allow us to precisely control the level and physiological location of gene expression and modify biological molecules in order to control the function and output of living cells to treat underlying disease conditions.

We are advancing our lead clinical programs, including: PRGN-3005, PRGN-3006 and PRGN-3007, which are built on our UltraCAR-T platform; and PRGN-2009 and PRGN-2012, which are based on our AdenoVerse immunotherapy platform. In addition, we have completed a Phase 1b/2a study of AG019, which is built on our ActoBiotics platform. We also have a robust pipeline of preclinical programs that we are pursuing in order to drive long-term value creation.

We have developed a proprietary electroporation device, UltraPorator, designed to further streamline the rapid and cost-effective manufacturing of UltraCAR-T therapies. UltraPorator has received U.S. Food and Drug Administration, or FDA, clearance for manufacturing UltraCAR-T cells in clinical trials, and we have been dosing patients with UltraCAR-T cells manufactured with UltraPorator in our UltraCAR-T clinical trials.

We exercise discipline in our portfolio management by systematically evaluating data from our preclinical programs in order to make rapid "go" and "no go" decisions. Through this process, we believe we can more effectively allocate resources to programs that we believe show the most promise and advance such programs to clinical trials.
Our Biopharmaceuticals reportable segment is primarily comprised of the Company's legal entities of Precigen and ActoBio, as well as royalty interests in therapeutics and therapeutic platforms from companies not controlled by us. Our Exemplar reportable segment is comprised of Exemplar Genetics LLC, doing business as Precigen Exemplar, or Exemplar, our wholly owned subsidiary focused on developing research models and services for healthcare research applications.
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

Our most advanced programs are as follows:

PRGN-2012 is a first-in-class, investigational "off-the-shelf" AdenoVerse immunotherapy for the treatment of recurrent respiratory papillomatosis, or RRP. PRGN-2012 is an innovative therapeutic vaccine with optimized antigen design that uses our gorilla adenovector technology, part of our proprietary AdenoVerse platform, to elicit immune responses directed against cells infected with HPV type 6 and HPV type 11. PRGN-2012 is in a Phase 1/2 clinical trial for adult patients with RRP. This clinical trial is being conducted in collaboration with the Center for Cancer Research at the NCI pursuant to a CRADA. We have completed the Phase 1 clinical trial. The Phase 2 clinical trial is ongoing. PRGN-2012 has been granted Breakthrough Therapy Designation for the treatment of RRP by the FDA. Previously, PRGN-2012 was granted Orphan Drug designation by the FDA.

PRGN-2009 is a first-in-class, "off-the-shelf" investigational immunotherapy designed to activate the immune system to recognize and target human papillomavirus-positive, or HPV+, solid tumors. PRGN-2009 leverages our UltraVector and AdenoVerse platforms to optimize HPV type 16 and HPV type 18, antigen designed for delivery via a proprietary gorilla adenovector with a large genetic payload capacity and the ability for repeat administrations. We have completed a Phase 1 clinical trial of PRGN-2009 as a monotherapy or in combination with bintrafusp alfa, or M7824, an investigational bifunctional fusion protein, for patients with HPV-associated cancers in collaboration with the National Cancer Institute, or NCI, pursuant to a cooperative research and development arrangement, or CRADA. A Phase 2 clinical trial of PRGN-2009 in newly diagnosed oropharyngeal squamous cell carcinoma patients is ongoing in collaboration with the NCI pursuant to a CRADA. In addition, we have received FDA clearance of an IND to initiate a Phase 2 clinical trial of PRGN-2009 in combination with pembrolizumab to treat patients with recurrent or metastatic cervical cancer.

PRGN-3006 is a first-in-class, investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to express a CAR to target CD33 (Siglec-3), mbIL15 and a kill switch gene. PRGN-3006 is currently being evaluated in a Phase 1/1b clinical trial for the treatment of relapsed or refractory, or r/r, acute myeloid leukemia, or AML, and high-risk myelodysplastic syndromes, or MDS. PRGN-3006 has been granted Fast Track designation in patients with r/r AML by the FDA. Previously PRGN-3006 was granted Orphan Drug Designation in patients with AML by the FDA. We have completed the Phase 1 dose escalation trial. The Phase 1b dose expansion trial is ongoing where PRGN-3006 is being evaluated following lymphodepletion.

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

PRGN-3007 is a first-in-class, investigational autologous CAR-T therapy that utilizes the next generation UltraCAR-T platform to express a CAR which targets ROR1, mbIL15, a kill switch, and a novel mechanism for the intrinsic blockade of the programmed death 1, or PD-1, gene expression. PRGN-3007 is being evaluated in a Phase 1/1b clinical trial for patients with advanced receptor tyrosine kinase-like orphan receptor 1-positive, or ROR1+, hematological (Arm 1) and solid tumors (Arm 2). The target patient population for Arm 1 includes relapsed or refractory CLL, relapsed or refractory MCL, relapsed or refractory B-ALL, and relapsed or refractory DLBCL. The target patient population for Arm 2 includes locally advanced unresectable or metastatic histologically confirmed TNBC Arm 1 and Arm 2 will enroll in parallel. The study is designed to enroll in two parts: an initial 3+3 dose escalation in each arm followed by a dose expansion at the maximum tolerated dose. The Phase 1 dose escalation trial is ongoing.

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

Precigen ActoBio, Inc.

ActoBio is pioneering a proprietary class of microbe-based biopharmaceuticals, referred to as ActoBiotics, that enable expression and local delivery of disease-modifying therapeutics. Our ActoBiotics platform is a unique delivery platform precisely tailored for specific disease modification with the potential for superior efficacy and safety. ActoBiotics combine the advantages of highly selective protein-based therapeutic agents with local delivery by the well-characterized, food-grade bacterium Lactococcus lactis, or L. lactis. ActoBiotics can be delivered orally in a capsule, through an oral rinse, or in a topical solution. We believe ActoBiotics have the potential to provide superior safety and efficacy through the sustained release of appropriate quantities of select therapeutic agents as compared to injectable biologics, while reducing the side effects commonly attributed to systemic delivery and corresponding peaks in concentration. ActoBiotics work via genetically modified bacteria which deliver proteins and peptides at mucosal sites, rather than the insertion of one or more genes into a human cell by means of a virus or other delivery mechanism. By foregoing this insertion, ActoBiotics enable "gene therapy" without the need for cell transformation.

ActoBio's most advanced internal pipeline candidate, AG019, is a first-in-class disease modifying antigen-specific, investigational immunotherapy for the prevention, delay, or reversal of type 1 diabetes mellitus, or T1D. AG019 is an easy-to-take capsule formulation of ActoBiotics engineered to deliver autoantigen human proinsulin, or hPINS, and the tolerance-enhancing cytokine human interleukin-10 to the mucosal lining of gastro-intestinal tissues in patients with T1D. We have completed a Phase 1b/2a clinical trial of AG019 for the treatment of early-onset T1D. The Phase 1b portion of the study evaluated the safety and tolerability of AG019 monotherapy administered both as a single dose and as repeated daily doses in adult and adolescent patients. The Phase 2a double-blind portion of the study investigated the safety and tolerability of AG019 in combination with teplizumab, or PRV-031. The primary endpoint of assessing safety and tolerability in both the Phase 1b AG019 monotherapy and the Phase 2a AG019 combination therapy has been met. AG019 was well-tolerated when administered to adults and adolescents either as monotherapy or in combination with teplizumab. A single 8-week treatment cycle of oral AG019 as a monotherapy and in combination with teplizumab showed stabilization or increase of C-peptide levels during the first 6 months post treatment initiation in recent-onset T1D.
Third Party Licenses

We previously entered into a collaboration with Castle Creek Biosciences, Inc., or Castle Creek, to advance certain product candidates. Pursuant to the collaboration, we licensed our technology platforms to Castle Creek for use in certain specified fields, and in exchange, we received and were entitled to certain access fees, milestone payments, royalties, and sublicensing fees related to the development and commercialization of product candidates. In March 2020, we and Castle Creek terminated the original collaboration agreement by mutual agreement, with the parties agreeing that certain product candidates would be treated as "Retained Products" under the terms of the original agreement. Castle Creek retains a license to continue to develop and commercialize the Retained Products within the field of use for so long as Castle Creek continues to pursue such development and commercialization; we are also entitled to certain royalties with respect to the Retained Products. One such Retained Product is D-Fi (debcoemagene autoficel), formerly designated FCX-007, for the treatment of recessive dystrophic epidermolysis bullosa, or RDEB.
Precigen Exemplar

Exemplar is committed to enabling the study of life-threatening human diseases through the development of MiniSwine Yucatan miniature pig research models and services, and by enabling the production of cells and organs in its genetically engineered swine for regenerative medicine applications. Historically, researchers have lacked animal models that faithfully represent human diseases. As a result, a sizeable barrier has blocked progress in the discovery of human disease mechanisms; novel diagnostics, procedures, devices, prevention strategies and therapeutics; as well as the ability to predict in humans the efficacy of next-generation procedures, devices, and therapeutics. Exemplar's MiniSwine models are genetically engineered to exhibit a wide variety of human disease states, which provides a more accurate platform to test the efficacy of new medications and devices.
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

Segments
As of June 30, 2023, our reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the six months ended June 30, 2023.
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
Financial overview
We have incurred significant losses since our inception. We anticipate that we may continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. Our historical collaboration and licensing revenues were generated under a business model from which we have gradually transitioned, and we do not expect to expend significant resources servicing our historical collaborations in the future. We may enter into strategic transactions for individual platforms or programs in the future from which we may generate new collaboration and licensing revenues. We continue to generate product and service revenues through our Exemplar subsidiary, and in the six months ended June 30, 2023, it produced positive Segment Adjusted EBITDA. Products currently in our clinical pipeline will require regulatory approval and/or commercial scale-up before they may commence significant product sales and operating profits.
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

In future periods, in connection with our focus on healthcare, our revenues will primarily depend on our ability to advance and create our own programs and the extent to which we bring products enabled by our technologies to market. Other than for collaboration revenues recognized upon cancellation or modification of an existing collaboration or for revenues generated pursuant to future strategic transactions for any of our existing platforms or programs, we expect our collaboration revenues will continue to decrease in the near term, although if any new collaboration agreements or strategic transactions are entered into, revenue could be positively impacted . Our revenues will also depend upon our ability to maintain or improve the volume and pricing of Exemplar's current product and service offerings and to develop and scale up production of new offerings from the various technologies of Exemplar. As we focus on our healthcare business, we anticipate that our expenses will increase substantially if, and as, we continue to advance the preclinical and clinical development of our existing product candidates and our research programs. We expect a significant period of time could pass before commercialization of our various product candidates or before the achievement of contractual milestones and the realization of royalties on product candidates commercialized under our collaborations. Accordingly, there can be no assurance as to the timing, magnitude, and predictability of revenues, if any, to which we might be entitled.

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
Our research and development expenses are generally incurred by our reportable segments and primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services. Our Biopharmaceuticals segment is progressing preclinical and clinical programs that target urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases, including PRGN-3005, PRGN-3006, PRGN-3007, PRGN-2009, and PRGN-2012 and AG019. Our Exemplar segment's research and development activities relate to new and improved pig research models. The following table summarizes our research and development expenses incurred by reportable segment and reconciles those expenses to research and development expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Biopharmaceuticals	$11,797	$11,879	$23,894	$23,597
Exemplar	77	75	143	158
Total consolidated research and development expenses	$11,874	$11,954	$24,037	$23,755
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

Other expense consists primarily of interest on our Convertible Notes, which decreased in 2023 due to retirements of our Convertible Notes. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 9" appearing elsewhere in this Quarterly Report for further discussion.
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
Results of operations
Comparison of the three months ended June 30, 2023 and the three months ended June 30, 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Revenues
Product revenues	$324	621	$(297)	(47.8)%
Service revenues	1,438	2,213	(775)	(35.0)%
Other revenues	5	77	(72)	(93.5)%
Total revenues	1,767	2,911	(1,144)	(39.3)%
Operating expenses
Cost of product and services	1,697	1,811	(114)	(6.3)%
Research and development	11,874	11,954	(80)	(0.7)%
Selling, general and administrative	9,316	12,670	(3,354)	(26.5)%
Impairment of other noncurrent assets	—	638	(638)	(100.0)%
Total operating expenses	22,887	27,073	(4,186)	(15.5)%
Operating loss	(21,120)	(24,162)	3,042	(12.6)%
Total other income (expense), net	736	(1,986)	2,722	137.1%
Loss from continuing operations before income taxes	(20,384)	(26,148)	5,764	(22.0)%
Income tax benefit	65	89	(24)	(27.0)%
Loss from continuing operations	(20,319)	(26,059)	5,740	(22.0)%
Income from discontinued operations, net of income taxes (1)	—	8,424	(8,424)	(100.0)%
Net loss	$(20,319)	$(17,635)	$(2,684)	15.2%
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report.

Revenues and gross margin
Revenues decreased $1.1 million, or 39%, from the three months ended June 30, 2022. This decrease related to reductions in services performed at Exemplar. Gross margin on product and services declined in the current period primarily as a result of the decreased revenues, with a smaller impact due to increases in salaries, benefits, and other personnel costs at Exemplar.

Research and development expenses
Research and development expenses decreased $0.1 million, or 1%, compared to the three months ended June 30, 2022. This decrease was primarily driven by less expense incurred related to preclinical research programs for the comparable period.

Selling, general and administrative expenses
SG&A expenses decreased $3.4 million, or 27%, compared to the three months ended June 30, 2022. This decrease was primarily driven by a reduction in professional fees of $2.2 million, due to decreased legal fees associated with certain litigation matters, as well as a $1.1 million reduction in salaries, benefits, and other personnel costs due to reduced head count.
Total other income (expense), net
Total other income, net, increased $2.7 million compared to the three months ended June 30, 2022. This is primarily due to reduced interest expense associated with our Convertible Notes issued July 2018 as they were retired in the second quarter of 2023, and increased interest income due to higher interest rates on our investments.

Segment performance

The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the three months ended June 30, 2023 and 2022, for each of our reportable segments.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(17,880)	$(19,997)	$2,117	10.6%
Exemplar	(83)	795	(878)	(110.4)%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 15" appearing elsewhere in this Quarterly Report.
The following table summarizes revenues from external customers for the three months ended June 30, 2023 and 2022, for each of our reportable segments.

	Three Months Ended June 30,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Biopharmaceuticals	$—	$70	$(70)	(100.0)%
Exemplar	1,767	2,841	(1,074)	(37.8)%
Biopharmaceuticals
Segment Adjusted EBITDA increased primarily due to our reduction in Selling, general and administrative expenses within the reportable segment.
Exemplar
Revenues for Exemplar decreased due to a decrease in services performed resulting from a lower demand from existing customers. The decline in Segment Adjusted EBITDA was primarily due to the decreased revenues.
Comparison of the six months ended June 30, 2023 and the six months ended June 30, 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Revenues
Product revenues	$648	1,113	$(465)	(41.8)%
Service revenues	2,965	7,146	(4,181)	(58.5)%
Other revenues	5	165	(160)	(97.0)%
Total revenues	3,618	8,424	(4,806)	(57.1)%
Operating expenses
Cost of product and services	3,224	3,505	(281)	(8.0)%
Research and development	24,037	23,755	282	1.2%
Selling, general and administrative	20,954	26,359	(5,405)	(20.5)%
Impairment of goodwill	—	482	(482)	(100.0)%
Impairment of other noncurrent assets	—	638	(638)	(100.0)%
Total operating expenses	48,215	54,739	(6,524)	(11.9)%
Operating loss	(44,597)	(46,315)	1,718	(3.7)%
Total other income (expense), net	1,424	(3,788)	5,212	137.6%
Equity in net loss of affiliates	—	(1)	1	(100.0)%
Loss from continuing operations before income taxes	(43,173)	(50,104)	6,931	(13.8)%
Income tax benefit	120	147	(27)	(18.4)%
Loss from continuing operations	(43,053)	(49,957)	6,904	(13.8)%
Income from discontinued operations, net of income taxes (1)	—	13,071	(13,071)	(100.0)%
Net loss	$(43,053)	$(36,886)	$(6,167)	16.7%
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report.

Revenues and gross margin

Revenues decreased $4.8 million, or 57.1%, from the six months ended June 30, 2022. This decrease primarily related to reductions in services performed at Exemplar as well as the recognition of revenue in the first quarter of 2022 related to agreements for which revenue was previously deferred that did not occur in 2023 of $1.0 million at Exemplar. Gross margin on product and service declined in the current period primarily as a result of the decreased revenues, with a smaller impact due to increases in salaries, benefits, and other personnel costs at Exemplar.

Research and development expenses
Research and development expenses increased $0.3 million, or 1.2%, compared to the six months ended June 30, 2022. This increase was primarily driven by a continued prioritization of clinical product candidates.

Selling, general and administrative expenses
SG&A expenses decreased $5.4 million, or 20.5%, compared to the six months ended June 30, 2022. This decrease was primarily driven by a reduction in professional fees of $4.2 million, due to decreased legal fees associated with certain litigation matters, as well as a $1.1 million reduction in salaries, benefits, and other personnel costs due to reduced head count.

Total other income (expense), net
Total other income, net, increased $5.2 million compared to the six months ended June 30, 2022. This is primarily due to reduced interest expense associated with our Convertible Notes issued July 2018 as they were retired in the second quarter of 2023, and increased interest income due to higher interest rates on our investments.

Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(39,277)	$(40,874)	$1,597	3.9%
Exemplar	38	4,353	(4,315)	(99.1)%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 15" appearing elsewhere in this Quarterly Report.
The following table summarizes revenues from external customers for the six months ended June 30, 2023 and 2022, for each of our reportable segments.

	Six Months Ended June 30,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Biopharmaceuticals	$—	$154	$(154)	(100.0)%
Exemplar	3,618	8,270	(4,652)	(56.3)%
Biopharmaceuticals
Segment Adjusted EBITDA increased primarily as a result of a reduction of Selling, general and administrative expenses partially offset by a higher adjustment related to bonuses settled in equity awards in 2023 and other segment EBITDA adjustments.
Exemplar
Revenues for Exemplar decreased due to a decrease in services performed resulting from a lower demand from existing customers. The decline in Segment Adjusted EBITDA was primarily due to the decreased revenues.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception, and as of June 30, 2023, we had an accumulated deficit of $1.9 billion. From our inception through June 30, 2023, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers. As of June 30, 2023, we had cash and cash equivalents of $16.5 million and short-term and long-term investments of $79.0 million. Cash in excess of immediate requirements is typically invested primarily in money market funds, certificate of deposits and U.S. government debt securities in order to maintain liquidity and preserve capital.
In January 2023, we closed a public offering of 43,962,640 shares of our common stock, resulting in net proceeds to us of $72.8 million, after deducting underwriting discounts, fees, and other offering expenses.

Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$(34,156)	$(25,836)
Investing activities	(26,905)	33,141
Financing activities	29,589	(276)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(172)	(471)
Net decrease in cash, cash equivalents, and restricted cash	$(31,644)	$6,558
Cash flows from operating activities:
During the six months ended June 30, 2023, our net loss was $43.1 million, which includes the following significant noncash expenses totaling $9.2 million: (i) $5.3 million of stock-based compensation expense, (ii) $3.4 million of depreciation and amortization expense, and (iii) $0.5 million of shares issued as payment for services.
During the six months ended June 30, 2022, our net loss was $36.9 million, which includes the following significant noncash expenses totaling $14.7 million from both continuing and discontinued operations: (i) $5.9 million of stock-based compensation expense, (ii) $6.5 million of depreciation and amortization expense, (iii) $0.6 million accretion of debt discount and amortization of deferred financing costs, (iv) $0.6 million of shares issued as payment for services, and (vi) $1.1 million of asset impairments.
Our cash outflows from operations during the six months ended June 30, 2023 were $8.3 million lower than the six months ended June 30, 2022 primarily due to decreased cash inflows provided by Trans Ova and Exemplar.
Cash flows from investing activities:
During the six months ended June 30, 2023, we purchased $26.7 million of investments, net of sales and maturities, primarily using the proceeds received from the underwritten public offering discussed below under cash flows from financing activities.
During the six months ended June 30, 2022, we received proceeds of $36.0 million related to the sale and maturity of investments, partially offset by $3.3 million of purchases of property plant and equipment primarily in Trans Ova.
Cash flows from financing activities:
During the six months ended June 30, 2023, we received $72.8 million proceeds from the sale of our common stock in an underwritten public offering and retired $43.1 million of our Convertible Notes using restricted cash.
During the six months ended June 30, 2022, we made payments of long-term debt of $0.3 million .
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
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of June 30, 2023 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$11,002	$2,235	$3,803	$2,485	$2,479
Total	$11,002	$2,235	$3,803	$2,485	$2,479
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Notes 9" appearing elsewhere in this Quarterly Report for further discussion of our convertible debt.

In addition to the obligations in the table above, as of June 30, 2023, we are party to license agreements with various third parties that contain future milestones and royalty payment obligations related to development milestones and/or commercial sales of products that incorporate or use their technologies. Because these agreements are generally subject to termination by us or are dependent on certain condition precedents within our control, no amounts are included in the tables above. As of June 30, 2023, we also had research and development commitments with third parties totaling $19.5 million that had not yet been incurred.
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
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $95.6 million and $56.0 million as of June 30, 2023 and December 31, 2022, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt and agency securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our investments consist of U.S. government debt and agency securities and certificates of deposit, which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.

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
There has been no change in our internal control over financial reporting during the three months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2023, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Precigen, Inc.
(Registrant)

Date: August 9, 2023	By:	/s/ HARRY THOMASIAN JR.
Harry Thomasian Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)