Form 10-Q
period 2023-09-30
PRECIGEN, INC.
filed 2023-11-09
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2023, 248,919,096 shares of common stock, no par value per share, were issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$10,076	$4,858
Restricted cash	—	43,339
Short-term investments	63,679	51,092
Receivables
Trade, less allowance for credit losses of $184 as of both September 30, 2023 and December 31, 2022	988	978
Other	13,117	12,826
Prepaid expenses and other	5,128	5,066
Total current assets	92,988	118,159
Long-term investments	5,271	—
Property, plant and equipment, net	7,115	7,329
Intangible assets, net	40,426	44,455
Goodwill	36,894	36,923
Right-of-use assets	7,197	8,086
Other assets	797	1,025
Total assets	$190,688	$215,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2023	December 31, 2022
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,351	$4,068
Accrued compensation and benefits	6,621	6,377
Other accrued liabilities	4,119	4,997
Settlement and indemnification accruals	18,075	18,750
Deferred revenue	509	25
Current portion of long-term debt	—	43,219
Current portion of lease liabilities	1,200	1,209
Total current liabilities	32,875	78,645
Deferred revenue, net of current portion	1,818	1,818
Lease liabilities, net of current portion	6,192	6,992
Deferred tax liabilities	2,125	2,263
Total liabilities	43,010	89,718
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock, no par value, 400,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 256,398,527 shares and 208,150,021 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,082,654	1,998,314
Accumulated deficit	(1,931,415)	(1,868,567)
Accumulated other comprehensive loss	(3,561)	(3,488)
Total shareholders' equity	147,678	126,259
Total liabilities and shareholders' equity	$190,688	$215,977
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Collaboration and licensing revenues	$—	$14,561	$—	$14,561
Product revenues	82	342	730	1,455
Service revenues	1,296	1,750	4,261	8,896
Other revenues	1	69	6	234
Total revenues	1,379	16,722	4,997	25,146
Operating Expenses
Cost of products and services	1,537	1,577	4,761	5,082
Research and development	11,583	12,622	35,620	36,377
Selling, general and administrative	9,196	10,137	30,150	36,496
Impairment of goodwill	—	—	—	482
Impairment of other noncurrent assets	—	—	—	638
Total operating expenses	22,316	24,336	70,531	79,075
Operating loss	(20,937)	(7,614)	(65,534)	(53,929)
Other income (Expense), Net
Interest expense	(1)	(2,036)	(461)	(6,137)
Interest income	856	56	2,316	131
Other income, net	281	1,038	705	1,276
Total other income (expense), net	1,136	(942)	2,560	(4,730)
Equity in net income (loss) of affiliates	—	862	—	861
Loss from continuing operations before income taxes	(19,801)	(7,694)	(62,974)	(57,798)
Income tax benefit	6	50	126	197
Loss from continuing operations	(19,795)	(7,644)	(62,848)	(57,601)
Income from discontinued operations, net of income taxes	—	95,023	—	108,094
Net (loss) income	$(19,795)	$87,379	$(62,848)	$50,493
Net (loss) income per share
Net loss from continuing operations per share, basic and diluted	$(0.08)	$(0.04)	$(0.26)	$(0.29)
Net income from discontinued operations per share, basic and diluted	—	0.48	—	0.54
Net (loss) income per share, basic and diluted	$(0.08)	$0.44	$(0.26)	$0.25
Weighted average shares outstanding, basic and diluted	248,520,724	200,670,590	243,075,262	200,256,046
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Net (loss) income	$(19,795)	$87,379	$(62,848)	$50,493
Other comprehensive income (loss):
Unrealized gain (loss) on investments	123	99	614	(905)
Loss on foreign currency translation adjustments	(1,166)	(2,724)	(687)	(6,479)
Comprehensive (loss) income	$(20,838)	$84,754	$(62,921)	$43,109
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at June 30, 2023	255,482,753	$—	$2,080,348	$(2,518)	$(1,911,620)	$166,210
Stock-based compensation expense	—	—	2,306	—	—	2,306
Shares issued upon vesting of restricted stock units	53,418	—	—	—	—	—
Shares issued for accrued compensation	862,356	—	—	—	—	—
Net loss	—	—	—	—	(19,795)	(19,795)
Other comprehensive loss	—	—	—	(1,043)	—	(1,043)
Balances at September 30, 2023	256,398,527	$—	$2,082,654	$(3,561)	$(1,931,415)	$147,678

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at June 30, 2022	208,150,021	$—	$1,993,979	$(4,556)	$(1,933,770)	$55,653
Stock-based compensation expense	—	—	2,125	—	—	2,125
Net income	—	—	—	—	87,379	87,379
Other comprehensive loss	—	—	—	(2,625)	—	(2,625)
Balances at September 30, 2022	208,150,021	$—	$1,996,104	$(7,181)	$(1,846,391)	$142,532
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2022	208,150,021	$—	$1,998,314	$(3,488)	$(1,868,567)	$126,259
Stock-based compensation expense	—	—	7,626	—	—	7,626
Shares issued upon vesting of restricted stock units	751,233	—	—	—	—	—
Shares issued for accrued compensation	3,068,825	—	3,361	—	—	3,361
Shares issued as payment for services	465,808	—	545	—	—	545
Shares issued in public offering, net of issuance costs	43,962,640	—	72,808	—	—	72,808
Net loss	—	—	—	—	(62,848)	(62,848)
Other comprehensive loss	—	—	—	(73)	—	(73)
Balances at September 30, 2023	256,398,527	$—	$2,082,654	$(3,561)	$(1,931,415)	$147,678

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2021	206,739,874	$—	$2,022,701	$203	$(1,915,556)	$107,348
Cumulative effect of adoption of ASU 2020-06	—	—	(36,868)	—	18,672	(18,196)
Stock-based compensation expense	—	—	7,996	—	—	7,996
Shares issued upon vesting of restricted stock units and for exercises of stock options	354,089	—	1	—	—	1
Shares issued for accrued compensation	772,071	—	1,698	—	—	1,698
Shares issued as payment for services	283,987	—	576	—	—	576
Net income	—	—	—	—	50,493	50,493
Other comprehensive loss	—	—	—	(7,384)	—	(7,384)
Balances at September 30, 2022	208,150,021	—	$1,996,104	$(7,181)	$(1,846,391)	$142,532

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2023	2022
Cash flows from operating activities
Net (loss) income	$(62,848)	$50,493
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,054	9,044
(Gain) Loss on disposals of assets, net	(68)	421
Impairment of goodwill	—	482
Impairment of other noncurrent assets	—	638
Gain on sale of discontinued operations	—	(94,702)
Gain on debt retirement	(60)	(1,285)
Amortization of (discounts) premiums on investments, net	(1,294)	667
Equity in net income (loss) of affiliates	—	(861)
Stock-based compensation expense	7,626	7,996
Shares issued as payment for services	545	576
Provision for credit losses	—	944
Accretion of debt discount and amortization of deferred financing costs	60	934
Deferred income taxes	(126)	(162)
Other noncash items	3	105
Changes in operating assets and liabilities:
Receivables:
Trade	(10)	(2,446)
Other	(267)	284
Prepaid expenses and other	(62)	1,103
Other assets	83	(1)
Accounts payable	(1,759)	728
Accrued compensation and benefits	3,620	(578)
Other accrued liabilities	(1,550)	(479)
Deferred revenue	484	(23,343)
Lease liabilities	80	(79)
Settlement and indemnification accruals	(675)	—
Related party payables	—	(78)
Other long-term liabilities	—	(50)
Net cash used in operating activities	(51,164)	(49,649)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2023	2022
Cash flows from investing activities
Purchases of investments	$(153,698)	$—
Sales and maturities of investments	137,748	56,967
Purchases of property, plant and equipment	(491)	(4,871)
Proceeds from sale of assets	61	594
Proceeds from sale of discontinued operations, net of cash sold	—	162,306
Net cash (used in) provided by investing activities	(16,380)	214,996
Cash flows from financing activities
Proceeds from issuance of shares, net of issuance costs	72,808	—
Payments of long-term debt and convertible notes, including cost to retire of $120 in 2023	(43,219)	(116,011)
Proceeds from stock option exercises	—	1
Net cash provided by(used in) financing activities	29,589	(116,010)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(306)	(804)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(38,261)	48,533
Cash, cash equivalents, and restricted cash
Beginning of period	48,596	43,343
End of period	$10,335	$91,876
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,159	$8,187
Significant noncash activities
Accrued compensation paid in equity awards	$3,361	$1,698
Purchases of property and equipment included in accounts payable and other accrued liabilities	772	199
Proceeds from sale of assets included in accounts receivable	16	147
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of September 30, 2023 and December 31, 2022 as shown above:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$10,076	$4,858
Restricted cash	—	43,339
Restricted cash included in other assets	259	399
Cash, cash equivalents, and restricted cash	$10,335	$48,596
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

Precigen also has two wholly owned operating subsidiaries: Precigen ActoBio, Inc. ("ActoBio"), and Exemplar Genetics, LLC, doing business as Precigen Exemplar ("Exemplar").

ActoBio is pioneering a proprietary class of microbe-based biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics, with its primary operations located in Ghent, Belgium.

Exemplar is committed to enabling the study of life-threatening human diseases through the development of Yucatan MiniSwine preclinical research models and services, as well as enabling the production of cells and organs in its genetically engineered MiniSwine for regenerative medicine applications. Exemplar’s primary operations are located in the State of Iowa.
Precigen and its consolidated subsidiaries are hereinafter referred to as the "Company."
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of September 30, 2023 and results of operations and cash flows for the interim periods ended September 30, 2023 and 2022. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other future annual or interim period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
The accompanying condensed consolidated financial statements reflect the operations of Precigen and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity
Management believes that existing liquid assets as of September 30, 2023 will allow the Company to continue its operations for at least a year from the issuance date of these condensed consolidated financial statements. These condensed consolidated financial statements are presented in United States dollars. Additionally, the condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2023, the Company incurred a net loss of $62,848 and, as of September 30, 2023, had an accumulated deficit of $1,931,415. Management expects operating losses and negative cash flows to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. In the absence of a significant source of recurring revenue, the Company's long-term success is dependent upon its ability to continue to raise additional capital in order to fund ongoing research and development (which could occur through debt or equity issuances, sales or partnerships of non-core assets, collaborations or out-licensing of core or non-core assets, or other transactions), obtain regulatory approval of its therapeutic product candidates, successfully commercialize its therapeutic product candidates, generate revenue, meet its obligations and, ultimately, attain profitable operations.

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

The Company has research and development arrangements with third parties that include upfront and milestone payments. As of September 30, 2023 and December 31, 2022, the Company had research and development commitments with third parties that had not yet been incurred totaling $16,766 and $19,909, respectively. The commitments are generally cancellable by the Company by providing written notice at least sixty days before the desired termination date.

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

Short-term and Long-Term Investments

As of September 30, 2023 and December 31, 2022 short-term and long-term investments include United States government debt and agency securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date.

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

Net (Loss) Income per Share
Basic net (loss) income per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net (loss) income per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method and the if-converted method. For purposes of the diluted net (loss) income per share calculation, shares to be issued pursuant to convertible debt, stock options, RSUs, and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive as described in the next paragraph. Therefore, basic and diluted net (loss) income per share were the same for all periods presented. See Note 11 for further discussion of the Company's Share Lending Agreement.
In accordance with Accounting Standards Codification (“ASC”) 260, the control number for determining whether including potential common shares in the diluted earnings per share, or EPS, computation would be anti-dilutive is income (loss) from continuing operations. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if the entity has net income after including discontinued operations. The following potentially dilutive securities as of September 30, 2023 and 2022, have been excluded from the above computations of diluted weighted average shares outstanding for the three and nine months then ended as they would have been anti-dilutive:

	September 30,
	2023	2022
Options	21,951,340	15,317,186
Restricted stock units	961,534	697,815
Warrants	—	121,888
Total	22,912,874	16,136,889

In addition, the Company's Convertible Notes, prior to their retirement in the second quarter of 2023, were convertible at an exercise price of approximately $17.05 per share of common stock, representing approximately 4,836,111.77 shares at September 30, 2022. The shares underlying the Convertible Notes were considered for the dilutive calculation but were excluded in all periods presented as their effect was anti-dilutive. See Note 9 for further discussion of the Convertible Notes.
Segment Information

The Company's chief operating decision maker ("CODM") regularly reviews disaggregated financial information for various operating segments. The financial information regularly reviewed by the CODM consists of (i) Biopharmaceuticals and (ii) Exemplar, each an operating segment that was also determined to be a reportable segment. The Biopharmaceuticals reportable segment is primarily comprised of the Company's legal entities of Precigen and ActoBio. See Note 1 for a description of Precigen, ActoBio and Exemplar. Prior to January 1, 2023, corporate expenses were not allocated to the segments and were managed at a consolidated level. Corporate expenses include costs associated with general and administrative functions, including the Company's finance, accounting, legal, human resources, information technology, corporate communication, and investor relations functions. Corporate expenses exclude interest expense, depreciation and amortization, gain or loss on disposals of assets, stock-based compensation expense, loss on settlement agreement, and equity in net income or loss of affiliates and include unrealized and realized gains and losses on the Company's securities portfolio as well as dividend income. Beginning in the first quarter of 2023, the Company allocated certain corporate expenses to Precigen as its operations directly benefited from these expenditures, and are now included in the Biopharmaceuticals reportable segment. As presented in Note 15, the prior year period has been reclassified to conform to the current period’s presentation.
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
The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective transition method, which resulted in an increase to our reported long-term debt outstanding, net of current portion, of $18,196, a decrease to our additional paid-in capital of $36,868, and a corresponding cumulative-effect reduction to our opening accumulated deficit of $18,672. The adoption of ASU 2020-06 was expected to reduce non-cash interest expense related to existing convertible debt outstanding by approximately $11,800 for the year ending December 31, 2022, and did not have an impact on our consolidated cash flows. The use of the if-converted method did not have an impact on our overall earnings per share calculation.
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
In connection with the Transaction, the Company held restricted cash in a segregated account to be used for certain permitted purposes, including resolution of the Company’s outstanding Convertible Notes which were retired in the second quarter of 2023, as discussed further in Note 9. In addition, the Company is required to indemnify the Buyer for certain expenses incurred post close (related to covenants and certain additional specified liabilities including certain patent infringement lawsuits), if incurred, in amounts not to exceed $5,750. Such indemnification was recorded as a reduction of the gain on divestiture in the third quarter of 2022. As of September 30, 2023 and December 31, 2022, $5,075 and $5,750 were included in settlement and indemnification accruals on the condensed consolidated balance sheets, respectively, related to this indemnification liability. During the three-months ended September 30, 2023, the Company paid $675 for indemnification claims against this liability.
The following table presents the financial results of discontinued operations related to Trans Ova for the three and nine months ended September 30, 2022:

	Three months ended September 30,	Nine Months Ended September 30,
	2022
Product revenues	$4,322	$21,494
Service revenues	7,880	49,657
Total revenues	12,202	71,151
Cost of products and services	8,515	41,335
Research and development	481	2,348
Selling, general and administrative	3,204	15,215
Total operating expenses	12,200	58,898
Operating income	2	12,253
Other income, net	319	1,139
Gain on divesture	94,702	94,702
Income before income taxes	$95,023	$108,094
Income tax (expense) benefit	—
Income from discontinued operations	$95,023	$108,094
The following table presents the significant noncash items, purchases of property, plant and equipment, and proceeds from sales of assets for the discontinued operations related to Trans Ova for the nine months ended September 30, 2022 that are included in the accompanying condensed consolidated statements of cash flows.

Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	$3,574
Loss on disposal of assets	421
Stock-based compensation expense	9
Provision for credit losses	944
Cash flows from investing activities
Purchases of property, plant and equipment	(3,529)
Proceeds from sale of assets	594

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
Intrexon Energy Partners and Intrexon Energy Partners II Collaborations
In July 2022, the Company obtained control of the Board of Managers of each of Intrexon Energy Partners, LLC and Intrexon Energy Partners II, LLC via the purchase of membership interests not previously owned for $7,000. The Company had collaboration agreements with both Intrexon Energy Partners, LLC and Intrexon Energy Partners II, LLC, under which certain revenue had been deferred. Based on the Company's assessment of the status of each collaboration agreement in the third quarter of 2022, the Company determined that there was a substantial likelihood that no further performance obligations would occur under the respective collaboration agreements upon gaining control of those entities. Accordingly, in September 2022, the Company recognized the remaining balance of deferred revenue associated with Intrexon Energy Partners, LLC and Intrexon Energy Partners II, LLC, less the amounts paid to acquire the membership interests of the investors.
For the three and nine months ended September 30, 2022, the Company recognized $3,768 of revenue related to Intrexon Energy Partners, LLC and $10,793 related to Intrexon Energy Partners II, LLC.
There were no amounts recognized as revenue for the three and nine months ended September 30, 2023.
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
Deferred Revenue
Deferred revenue primarily consists of upfront and milestone consideration received for the Company's collaboration and licensing agreements. Revenue is recognized as services are performed. The arrangements classified as long-term are not active while the respective counterparties evaluate the status of the project and its desired future development activities since the Company cannot reasonably estimate the amount of services, if any, to be performed over the next year.
As of September 30, 2023 and December 31, 2022, the Company had long-term deferred revenue for collaboration and licensing arrangements of $1,818, and deferred revenue classified as current related to prepaid products and services of $509 and $25, respectively.

5. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of September 30, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$61,419	$95	$(234)	$61,280
U.S. agency securities	995	—	(3)	992
Certificates of deposit	6,682	—	(4)	6,678
Total	$69,096	$95	$(241)	$68,950
In addition, at September 30, 2023, the Company held a U.S. government debt security valued at $4,995, which was included in cash and cash equivalents in the condensed consolidated balance sheet as this investment had an original maturity of less than three months when purchased.
The estimated fair value of available-for-sale investments classified by their contractual maturities as of September 30, 2023 was:

Due within one year	$63,679
After one year through two years	5,271
Total	$68,950

The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$51,755	$—	$(760)	$50,995
Certificates of deposit	97	—	—	97
Total	$51,852	$—	$(760)	$51,092
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments. The Company does not intend to sell these investments nor is it more likely than not that the Company will be required to sell these investments, prior to maturity or recovery of amortized cost.
6. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and benefits, and other accrued liabilities approximate fair value due to the short maturity of these instruments.

Assets
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of September 30, 2023:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2023
Assets
U.S. government debt securities	$—	$61,280	$—	$61,280
U.S. agency securities		992		992
Certificates of deposit	—	6,678	—	6,678
Total	$—	$68,950	$—	$68,950
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

See Note 8 for discussion of non-recurring fair value estimates used in calculating an impairment charge recorded during the nine months ended September 30, 2022.

7. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	September 30, 2023	December 31, 2022
Land and land improvements	$164	$164
Buildings and building improvements	2,629	2,592
Furniture and fixtures	503	457
Equipment	18,449	18,006
Leasehold improvements	4,324	4,333
Breeding stock	133	123
Computer hardware and software	3,682	4,562
Construction and other assets in progress	892	531
	30,776	30,768
Less: Accumulated depreciation and amortization	(23,661)	(23,439)
Property, plant and equipment, net	$7,115	$7,329
Depreciation expense was $434 and $564 for the three months ended September 30, 2023 and 2022, respectively, and $1,415 and $1,833 for the nine months ended September 30, 2023 and 2022, respectively.
8. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the nine months ended September 30, 2023 were as follows:

Balance at December 31, 2022	$36,923
Foreign currency translation adjustments	(29)
Balance at September 30, 2023	$36,894
The Company recorded $482 of goodwill impairment related to the total goodwill assigned to one reporting unit within the biopharmaceutical segment during the first quarter of 2022.
The Company had $14,483 of cumulative impairment losses as of both September 30, 2023 and December 31, 2022.
Intangible assets consist of the following as of September 30, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$79,746	$(39,320)	$40,426
Customer relationships	1,600	(1,600)	—
Trademarks	200	(200)	—
Total	$81,546	$(41,120)	$40,426

Intangible assets consist of the following as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$80,892	$(36,437)	$44,455
Customer relationships	1,600	(1,600)	—
Trademarks	200	(200)	—
Total	$82,692	$(38,237)	$44,455
Amortization expense was $1,217 and $1,151 for the three months ended September 30, 2023 and 2022, respectively, and $3,639 and $3,637 for the nine months ended September 30, 2023 and 2022, respectively.
9. Lines of Credit and Short-Term Debt
Lines of Credit
Exemplar had a $2,500 revolving line of credit that matured on October 31, 2023. As of September 30, 2023, the line of credit bore interest at a stated rate of 7.00% per annum. As of September 30, 2023 and December 31, 2022, there was no outstanding balance on the line of credit. On October 20, 2023, the Company entered into a new $5,000 revolving line of credit, which bears interest of 8.5% per annum and matures on November 1, 2024.
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
The Convertible Notes were senior unsecured obligations of Precigen and bore interest at a rate of 3.50% per year, payable semiannually in arrears on January 1 and July 1 of each year beginning on January 1, 2019. The Convertible Notes matured on July 1, 2023, although certain notes were repurchased prior to maturity beginning in third quarter of 2022 (as discussed further below). On June 30, 2023, the Company repurchased all remaining outstanding Convertible Notes at par plus accrued interest.
As discussed in Note 3, in connection with the sale of Trans Ova in 2022, the Company transferred a total of $200,000 into a segregated account to be used for certain permitted purposes, including resolution of the Company's outstanding Convertible Notes. During the year December 31, 2022 and subsequently, the Company executed open market purchases of a portion of the outstanding Convertible Notes. During the nine months ended September 30, 2023, the Company retired, through open market purchases and payment upon maturity, $43,340 of principal balance and recorded a gain on extinguishment of debt of approximately $61, which was recorded within Other income (expense), net, within the condensed consolidated statements of operations. The Company had previously retired $156,660 of principal balance from purchases during the year ended December 31, 2022. As of September 30, 2023, no restricted cash remained in the segregated account noted above, as all of the Company's outstanding Convertible Notes had been retired.
The components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash interest expense	$—	$1,697	$397	$5,197
Non-cash interest expense	—	338	60	934
Total interest expense	$—	$2,035	$457	$6,131

10. Income Taxes
For the three and nine months ended September 30, 2023, the Company calculated its tax benefit using the estimated annual effective tax rate method. The rate is the ratio of estimated annual income tax expense related to estimated pretax loss from continuing operations, excluding significant unusual or infrequently occurring items. As a result of the pretax losses anticipated for the full year which are not benefited, this rate has been calculated and applied to the year-to-date interim period’s ordinary income or loss on a jurisdiction by jurisdiction basis to determine the income tax expense/benefit allocated to the year-to-date period. The annual effective tax rate is revised, if necessary, at the end of each interim period based on the Company’s most current best estimate. The Company recorded $6 and $126 of income tax benefit from continuing operations for the three and nine months ended September 30, 2023, respectively. The effective tax rate differs from the U.S. statutory tax rate, primarily as a result of the change in valuation allowance required.

For the three and nine months ended September 30, 2022, the Company calculated its tax benefit using an estimate of actual taxable income or loss for the period, rather than estimating the Company's annual effective income tax rate, as the Company was unable to reliably estimate its income for the full year. The Company recorded $50 and $197 of income tax benefit from continuing operations for the three and nine months ended September 30, 2022, respectively. The effective tax rate differs from the U.S. statutory tax rate, primarily as a result of the change in valuation allowance required.

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
The Company completed the offering of shares of common stock, utilizing a number of underwriters, with J.P. Morgan Securities LLC acting as representative of the underwriters. The services provided by JP Morgan Securities LLC were in the ordinary course of their role as lead underwriter, for which they received customary fees and commissions.
Share Lending Agreement
Concurrently with the offering of the Convertible Notes (Note 9), Precigen entered into a share lending agreement (the "Share Lending Agreement") with J.P. Morgan Securities LLC (the "Share Borrower") pursuant to which Precigen loaned and delivered 7,479,431 shares of its common stock (the "Borrowed Shares") to the Share Borrower. The Share Lending Agreement terminated on October 1, 2023, and the Borrowed Shares were returned to Precigen on October 5, 2023.
The Share Lending Agreement was entered into at fair value and met the requirements for equity classification. Therefore, the value is netted against the issuance of the Borrowed Shares in additional paid-in capital. Additionally, the Borrowed Shares are not included in the denominator for loss per share attributable to Precigen shareholders.
At-the-Market Sales Agreement
On August 9, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may issue and sell from time to time shares of the Company’s common stock, no par value per share (the “Shares”), through the Agent. The offering and sale of up to $100,000 of the Shares has been registered under the Securities Act of 1933. The Company has no obligation to sell any of the Shares under the Sales Agreement, and may at any time suspend or terminate the offering of its common stock pursuant to the Sales

Agreement upon notice and subject to other conditions. The Company intends to use the proceeds of any sales to fund the development of clinical and preclinical product candidates and for working capital and other general corporate purposes. On July 1, 2023, the Company’s shelf registration statement on Form S-3 (file number 333-239366) expired, thus precluding the Company from selling Shares through the Agent under the Sales Agreement beginning on that date.
No shares were sold in connection with the Sales Agreement during the nine months ended September 30, 2023 nor for the year ended December 31, 2022.
Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	September 30, 2023	December 31, 2022
Unrealized loss on investments	$(146)	$(760)
Loss on foreign currency translation adjustments	(3,415)	(2,728)
Total accumulated other comprehensive loss	$(3,561)	$(3,488)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of products and services	20	22	55	85
Research and development	579	524	1,666	1,658
Selling, general and administrative	1,707	1,638	5,905	6,244
Discontinued operations	—	(59)	—	9
Total	$2,306	$2,125	$7,626	$7,996
Precigen Equity Incentive Plans
In August 2013, Precigen adopted the 2013 Omnibus Incentive Plan ("the 2013 Plan"), for employees and nonemployees pursuant to which Precigen's board of directors may grant share-based awards, including stock options, restricted stock units, shares of common stock and other awards, to employees, officers, consultants, advisors, and nonemployee directors. Upon the effectiveness of the 2023 Omnibus Incentive Plan in June 2023, as discussed in the next paragraph, (the "2023 Plan"), no new awards may be granted under the 2013 Plan and any awards granted under the 2013 Plan prior to the effectiveness of the 2023 Plan will remain outstanding under such plan and will continue to vest and/or become exercisable in accordance with their original terms and conditions. As of September 30, 2023, there were 18,594,833 stock options and no RSUs outstanding under the 2013 Plan.
In April 2023, Precigen adopted the 2023 Plan, which became effective upon shareholder approval in June 2023. The 2023 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs and other awards, to officers, employees and nonemployees. The 2023 Plan authorizes for issuance pursuant to awards under the 2023 Plan an aggregate of 16,418,137 shares, which included shares remaining available for issuance under the 2013 Plan as of the adoption of the 2023 Plan. As of September 30, 2023, there were 198,500 stock options and no RSUs outstanding under the 2023 Plan and 16,219,637 shares were available for future grants.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of September 30,

2023, there were 12,000,000 shares authorized for issuance under the 2019 Plan, of which 3,158,007 stock options and 961,534 RSUs were outstanding and 4,502,466 shares were available for future grants.
Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2022	15,201,276	$10.41	6.87
Granted	7,706,369	1.19
Exercised	—	—
Forfeited	(244,000)	2.65
Expired	(712,305)	20.52
Balances at September 30, 2023	21,951,340	6.93	7.37
Exercisable at September 30, 2023	11,503,244	10.51	6.02
RSU activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2022	697,815	$2.66	0.13
Granted	4,083,777	1.01
Vested	(3,820,058)	1.27
Forfeited	—	—
Balances at September 30, 2023	961,534	1.17	0.44
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
The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$621	$600	$1,853	$1,840
Short-term lease costs	11	53	41	155
Variable lease costs	89	84	295	308
Lease costs	$721	$737	$2,189	$2,303

As of September 30, 2023, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2023	$465
2024	2,011
2025	1,886
2026	1,494
2027	1,238
2028	1,260
Thereafter	1,847
Total	10,201
Present value adjustment	(2,809)
Total	$7,392
Current portion of operating lease liabilities	$1,200
Long-term portion of operating lease liabilities	6,192
Total	$7,392
Other information related to operating leases in continuing operations was as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	5.58	6.09
Weighted average discount rate	11.18%	11.05%

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,769	$1,877
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	399	466
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

On August 2, 2022, the Court granted the parties' request to conduct a private mediation session to explore potential resolution of the action. On November 17, 2022, at the conclusion of the mediation session, the parties executed a memorandum of understanding that agreed in principle to resolve the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $13,000. On November 6, 2023, the Court granted final approval of the settlement, dismissed the litigation with prejudice, and entered final judgment. As a result, the shareholder class action lawsuit was resolved. As of both September 30, 2023 and December 31, 2022, the Company recorded an accrual of $13,000 in settlement and indemnification accruals on the condensed consolidated balance sheets for this matter. In addition, the Company separately recognized an insurance receivable asset of $12,592 and $12,411 within Receivables, other, on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

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
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2023, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
15. Segments
The Company's CODM assesses the operating performance of and allocates resources for several operating segments using Segment Adjusted EBITDA as a basis. Management believes this financial metric is a key indicator of operating results since it excludes noncash revenues and expenses that are not reflective of the underlying business performance of an individual enterprise. The Company defines Segment Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net income loss of affiliates, and (x) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates, but includes proceeds from the sale of assets in the period sold.
Because the Company uses Segment Adjusted EBITDA as its primary measure of segment performance, it has included this measure in its discussion of segment operating results. The Company has also disclosed revenues from external customers and intersegment revenues for each reportable segment. The CODM does not use total assets by segment to evaluate segment performance or allocate resources, and accordingly, these amounts are not required to be disclosed. The Company's segment presentation excludes amounts related to the operations of Trans Ova prior to its sale, which are reported as discontinued operations (Note 3).
For the three and nine months ended September 30, 2023, the Company's reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the nine months ended September 30, 2023. See Note 2 for a description of Biopharmaceuticals. See Note 1 for a description of Exemplar.

Segment Adjusted EBITDA by reportable segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Biopharmaceuticals	$(17,068)	$(18,082)	$(56,345)	$(58,956)
Exemplar	(464)	346	(426)	4,699
Segment Adjusted EBITDA for reportable segments	$(17,532)	$(17,736)	$(56,771)	$(54,257)

The table below reconciles Segment Adjusted EBITDA for reportable segments to consolidated net loss from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment Adjusted EBITDA for reportable segments	$(17,532)	$(17,736)	$(56,771)	$(54,257)
All Other Segment Adjusted EBITDA	—	—	—	—
Remove cash paid for capital expenditures, net of proceeds from sale of assets, and cash paid for investments in affiliates	236	674	491	1,342
Interest Income	856	56	2,317	131
Add recognition of previously deferred revenue associated with upfront and milestone payments	—	14,561	—	14,561
Other expenses:
Interest expense	(1)	(2,036)	(461)	(6,137)
Depreciation and amortization	(1,650)	(1,717)	(5,054)	(5,470)
Gain (loss) on disposals of assets	28	—	68	—
Impairment losses	—	—	—	(1,120)
Stock-based compensation expense	(2,306)	(2,184)	(7,626)	(7,987)
Adjustment related to accrued bonuses paid in equity awards	—	—	3,361	1,698
Equity in net income (loss) of affiliates	—	862	—	861
Other	—	—	—	(105)
Shares issue for payment of services	—	—	(545)	(576)
Corporate noncash items	568	(168)	1,246	(636)
Eliminations	—	(6)	—	(103)
Consolidated net loss from continuing operations before income taxes	$(19,801)	$(7,694)	$(62,974)	$(57,798)
Revenues by reportable segment were as follows:

	Three Months Ended September 30, 2023
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers / Total segment revenues	$—	$1,379	$1,379

	Three Months Ended September 30, 2022
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers / Total segment revenues	$14,624	$2,098	$16,722

	Nine Months Ended September 30, 2023
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers / Total segment revenues	$—	$4,997	$4,997

	Nine Months Ended September 30, 2022
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers / Total segment revenues	$14,778	$10,368	$25,146
Total segment revenues from reportable segments equal total consolidated revenues on the condensed consolidated statements of operations.
For the three months ended September 30, 2023 and 2022, 78.7% and 41.1%, respectively, of total consolidated revenue was attributable to four customers in 2023 and one customer in 2022 in the Exemplar segment. For the nine months ended September 30, 2023 and 2022, 78.2% and 62.4%, respectively, of total consolidated revenue was attributable to four customers in 2023 and one customer in 2022 in the Exemplar segment.
As of September 30, 2023 and December 31, 2022, the Company had $1,908 and $2,591, respectively, of long-lived assets in foreign countries. The Company recognized revenues derived in foreign countries totaling $0 and $63 for the three months ended September 30, 2023 and 2022, respectively, and $0 and $217 for the nine months ended September 30, 2023 and 2022, respectively.

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

Our most advanced programs are as follows:

PRGN-2012 is a first-in-class, investigational "off-the-shelf" AdenoVerse immunotherapy for the treatment of recurrent respiratory papillomatosis, or RRP. PRGN-2012 is an innovative therapeutic vaccine with optimized antigen design that uses our gorilla adenovector technology, part of our proprietary AdenoVerse platform, to elicit immune responses directed against cells infected with HPV type 6 and HPV type 11. PRGN-2012 is in a Phase 1/2 clinical trial for adult patients with RRP. This clinical trial is being conducted in collaboration with the Center for Cancer Research at the NCI pursuant to a CRADA. We have completed the Phase 1 clinical trial. The Phase 2 clinical trial is ongoing. We recently announced that the FDA has agreed that the ongoing Phase 1/2 study of PRGN-2012 will serve as pivotal study for the purpose of filing an accelerated approval request for licensure. PRGN-2012 has been granted Breakthrough Therapy Designation for the treatment of RRP by the FDA. Previously, PRGN-2012 was granted Orphan Drug designation by the FDA.

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

PRGN-3005 is a first-in-class, investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to simultaneously express a CAR targeting the unshed portion of the Mucin 16 antigen, mbIL15, and kill switch genes. PRGN-3005 is currently being evaluated in a Phase 1/1b clinical trial for the treatment of advanced, recurrent platinum-resistant ovarian , fallopian tube, or primary peritoneal cancer. We have completed enrollment in the Phase 1 dose escalation cohorts of the intraperitoneal (IP) and intravenous (IV) arms without lymphodepletion as well as in the lymphodepletion cohort in the IV arm. The Phase 1b dose expansion trial is ongoing where PRGN-3006 is being evaluated following lymphodepletion and IV administration.

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
Precigen Exemplar

Exemplar is committed to enabling the study of life-threatening human diseases through the development of Yucatan MiniSwine miniature preclinical research models and services, as well as enabling the production of cells and organs in its genetically engineered MiniSwine for regenerative medicine applications. Historically, researchers have lacked animal models that faithfully represent human diseases. As a result, a sizeable barrier has blocked progress in the discovery of human disease mechanisms; novel diagnostics, procedures, devices, prevention strategies and therapeutics; as well as the ability to predict in humans the efficacy of next-generation procedures, devices, and therapeutics. Exemplar's MiniSwine models are genetically engineered to exhibit a wide variety of human disease states, which provides a more accurate platform to test the efficacy of new medications and devices.

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
Segments
As of September 30, 2023, our reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the nine months ended September 30, 2023.
Prior to January 1, 2023, corporate expenses, were not allocated to the segments and were managed at a consolidated level. Corporate expenses, include costs associated with general and administrative functions, including the Company's finance, accounting, legal, human resources, information technology, corporate communication, and investor relations functions. Corporate expenses exclude interest expense, depreciation and amortization, gain or loss on disposals of assets, stock-based compensation expense, loss on settlement agreement, and equity in net income or loss of affiliates and include unrealized and realized gains and losses on the Company's securities portfolio as well as dividend income. Beginning in the first quarter of 2023, we began allocating certain corporate expenses to one of the reporting units within the Biopharmaceuticals reportable segment. As presented in Note 15 to the Condensed Consolidated Financial Statements (Unaudited) appearing elsewhere in this Quarterly Report, the prior year period has been reclassified to conform to the current period’s presentation.
Financial overview
We have incurred significant losses since our inception. We anticipate that we may continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. Our historical collaboration and licensing revenues were generated under a business model from which we have gradually transitioned, and we do not expect to expend significant resources servicing our historical collaborations in the future. We may enter into strategic transactions for individual platforms or programs in the future from which we may generate new collaboration and licensing revenues. We continue to generate product and service revenues through our Exemplar subsidiary. Products currently in our clinical pipeline will require regulatory approval and/or commercial scale-up before they may commence significant product sales and operating profits.
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

In future periods, in connection with our focus on healthcare, our revenues will primarily depend on our ability to advance and create our own programs and the extent to which we bring products enabled by our technologies to market. Other than for collaboration revenues recognized upon cancellation or modification of an existing collaboration or for revenues generated pursuant to future strategic transactions for any of our existing platforms or programs, we expect our collaboration revenues will continue to decrease in the near term, although if any new collaboration agreements or strategic transactions are entered into, revenue could be positively impacted. Our revenues will also depend upon our ability to maintain or improve the volume and pricing of Exemplar's current product and service offerings and to develop and scale up production of new offerings from the various technologies of Exemplar. As we focus on our healthcare business, we anticipate that our expenses will increase substantially if, and as, we continue to advance the preclinical and clinical development of our existing product candidates and our research programs. We expect a significant period of time could pass before commercialization of our various product candidates or before the achievement of contractual milestones and the realization of royalties on product candidates commercialized under our collaborations. Accordingly, there can be no assurance as to the timing, magnitude, and predictability of revenues, if any, to which we might be entitled.
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
Our research and development expenses are generally incurred by our reportable segments and primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services. Our Biopharmaceuticals segment is progressing preclinical and clinical programs that target urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases, including PRGN-3005, PRGN-3006, PRGN-3007, PRGN-2009, and PRGN-2012 and AG019. Our Exemplar segment's research and development activities relate to new and improved pig research models. The following table summarizes our research and development expenses incurred by reportable segment and reconciles those expenses to research and development expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Biopharmaceuticals	$11,517	$12,536	$35,411	$36,133
Exemplar	66	86	209	244
Total consolidated research and development expenses	$11,583	$12,622	$35,620	$36,377
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
Other income (expense), net

Other income consists of gain on convertible debt retirement and interest earned on our cash and cash equivalents and short-term and long-term investments, and may fluctuate based on amounts invested and current interest rates.

Other expense consists primarily of interest on our Convertible Notes, which decreased in 2023 due to retirements of our Convertible Notes. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 9" appearing elsewhere in this Quarterly Report for further discussion.
Equity in net income or loss of affiliates
Equity in net income or loss of affiliates is our pro-rata share of our equity method investments' operating results, adjusted for accretion of basis difference. We account for investments in our JVs using the equity method of accounting since we have the ability to exercise significant influence, but not control, over the operating activities of these entities.
Segment performance
We use Segment Adjusted EBITDA as our primary measure of segment performance. We define Segment Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net income (loss) of affiliates, and (x) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates, but includes proceeds from the sale of assets in the period sold. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 15" appearing elsewhere in this Quarterly Report for further discussion of Segment Adjusted EBITDA.
Results of operations
Comparison of the three months ended September 30, 2023 and the three months ended September 30, 2022
The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Revenues
Collaboration and licensing revenues	$—	$14,561	$(14,561)	(100.0)%
Product revenues	82	342	(260)	(76.0)%
Service revenues	1,296	1,750	(454)	(25.9)%
Other revenues	1	69	(68)	(98.6)%
Total revenues	1,379	16,722	(15,343)	(91.8)%
Operating expenses
Cost of product and services	1,537	1,577	(40)	(2.5)%
Research and development	11,583	12,622	(1,039)	(8.2)%
Selling, general and administrative	9,196	10,137	(941)	(9.3)%
Impairment of other noncurrent assets	—	—	—	N/A
Total operating expenses	22,316	24,336	(2,020)	(8.3)%
Operating loss	(20,937)	(7,614)	(13,323)	175.0%
Total other income (expense), net	1,136	(942)	2,078	>200%
Equity in net income (loss) of affiliates	—	862	(862)	(100.0)%
Loss from continuing operations before income taxes	(19,801)	(7,694)	(12,107)	157.4%
Income tax benefit	6	50	(44)	(88.0)%
Loss from continuing operations	(19,795)	(7,644)	(12,151)	159.0%
Income from discontinued operations, net of income taxes (1)	—	95,023	(95,023)	(100.0)%
Net income (loss)	$(19,795)	$87,379	$(107,174)	(122.7)%
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report.
Collaboration and licensing revenues
Collaboration and licensing revenues decreased $14.6 million, or 100.0%, from the three months ended September 30, 2022 due to the fact we obtained control of Intrexon Energy Partners and Intrexon Energy Partners II in the third quarter of 2022. Therefore, we recognized the remaining balance of deferred revenue associated with Intrexon Energy Partners and Intrexon Energy Partners II, less the amounts paid to acquire the membership interests of the investors. See "Note to the Condensed Financial Statements (Unaudited) – Note 4” appearing elsewhere in this Quarterly Report for further discussion of Intrexon Energy Partners and Intrexon Energy Partners II.

Product and service revenues and gross margin
Product and service revenues decreased $0.7 million, or 34%, compared to the three months ended September 30, 2022. This decrease is related to reductions in services performed at Exemplar. Gross margin on product and services declined in the current period primarily as a result of the decreased revenues, with a smaller impact due to increases in salaries, benefits, and other personnel costs at Exemplar.

Research and development expenses
Research and development expenses decreased $1.0 million, or 8%, compared to the three months ended September 30, 2022. This decrease was primarily due to continued reprioritization of clinical product candidates.

Selling, general and administrative expenses

SG&A expenses decreased $0.9 million, or 9%, compared to the three months ended September 30, 2022. This decrease was primarily driven by a reduction in professional fees of $0.6 million, due to decreased legal fees associated with certain litigation matters, and $0.3 million in decreased insurance related expenses.
Total other income (expense), net
Total other income, net, increased $2.1 million compared to the three months ended September 30, 2022. This is primarily due to $2.0 million in reduced interest expense associated with the Convertible Notes as they were fully retired in the second quarter of 2023, and $0.8 million increased interest income due to higher interest rates on investments. This increase was offset by a $0.9 million gain recorded on the early retirement of a portion of our Convertible Notes in the third quarter of 2022 that did not occur in the third quarter of 2023.

Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the three months ended September 30, 2023 and 2022, for each of our reportable segments.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(17,068)	$(18,082)	$1,014	5.6%
Exemplar	(464)	346	(810)	<(200)%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 15" appearing elsewhere in this Quarterly Report.
The following table summarizes revenues from external customers for the three months ended September 30, 2023 and 2022, for each of our reportable segments.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Biopharmaceuticals	$—	$14,624	$(14,624)	(100.0)%
Exemplar	1,379	2,098	(719)	(34.3)%
Biopharmaceuticals
Segment Adjusted EBITDA increased primarily due to our reduction in Selling, general and administrative expenses and Research and Development expenses within the reportable segment.
Exemplar
Revenues for Exemplar decreased due to a decrease in services performed resulting from a lower demand from existing customers. The decline in Segment Adjusted EBITDA was primarily due to the decreased revenues.

Comparison of the nine months ended September 30, 2023 and the nine months ended September 30, 2022
The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Revenues
Collaboration and licensing revenues	$—	$14,561	$(14,561)	(100.0)%
Product revenues	730	1,455	(725)	(49.8)%
Service revenues	4,261	8,896	(4,635)	(52.1)%
Other revenues	6	234	(228)	(97.4)%
Total revenues	4,997	25,146	(20,149)	(80.1)%
Operating expenses
Cost of product and services	4,761	5,082	(321)	(6.3)%
Research and development	35,620	36,377	(757)	(2.1)%
Selling, general and administrative	30,150	36,496	(6,346)	(17.4)%
Impairment of goodwill	—	482	(482)	(100.0)%
Impairment of other noncurrent assets	—	638	(638)	(100.0)%
Total operating expenses	70,531	79,075	(8,544)	(10.8)%
Operating loss	(65,534)	(53,929)	(11,605)	21.5%
Total other income (expense), net	2,560	(4,730)	7,290	154.1%
Equity in net income (loss) of affiliates	—	861	(861)	(100.0)%
Loss from continuing operations before income taxes	(62,974)	(57,798)	(5,176)	9.0%
Income tax benefit	126	197	(71)	(36.0)%
Loss from continuing operations	(62,848)	(57,601)	(5,247)	9.1%
Income from discontinued operations, net of income taxes (1)	—	108,094	(108,094)	(100.0)%
Net (loss) income	$(62,848)	$50,493	$(113,341)	<(200)%
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report.

Collaboration and licensing revenues
Collaboration and licensing revenues decreased $14.6 million, or 100.0%, from the nine months ended September 30, 2022, due to the fact we obtained control of Intrexon Energy Partners and Intrexon Energy Partners II in the third quarter of 2022. Therefore, we recognized the remaining balance of deferred revenue associated with Intrexon Energy Partners and Intrexon Energy Partners II, less the amounts paid to acquire the membership interests of the investors. See "Note to the Condensed Financial Statements (Unaudited) – Note 4” appearing elsewhere in this Quarterly Report for further discussion of Intrexon Energy Partners and Intrexon Energy Partners II.

Product and services revenues and gross margin
Product and services revenues decreased $5.4 million, or 52%, from the nine months ended September 30, 2022. This decrease primarily related to reductions in services performed at Exemplar as well as the recognition of revenue in the first quarter of 2022 related to agreements for which revenue was previously deferred that did not occur in 2023 of $1.0 million at Exemplar. Gross margin on product and service declined in the current period primarily as a result of the decreased revenues, with a smaller impact due to increases in salaries, benefits, and other personnel costs at Exemplar.

Research and development expenses
Research and development expenses decreased $0.8 million, or 2.1%, compared to the nine months ended September 30, 2022. This decrease was primarily due to continued reprioritization of clinical product candidates.

Selling, general and administrative expenses
SG&A expenses decreased $6.3 million, or 17.4%, compared to the nine months ended September 30, 2022. This decrease was primarily driven by a reduction in professional fees of $4.8 million, due to decreased legal fees associated with certain litigation matters, as well as a $1.2 million reduction in salaries, benefits, and other personnel costs due to reduced head count, and $0.3 million in decreased insurance related expenses.
Total other income (expense), net
Total other income, net, increased $7.3 million compared to the nine months ended September 30, 2022. This is primarily due to $5.7 million in reduced interest expense associated with the Convertible Notes as they were retired in the second quarter of 2023, and $2.1 million in increased interest income due to higher interest rates on the Company's investments. This increase was offset by a $0.8 million reduction in the gain recorded on the early retirement of a portion of our Convertible Notes in 2023 compared to 2022.

Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(56,345)	$(58,956)	$2,611	4.4%
Exemplar	(426)	4,699	(5,125)	(109.1)%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 15" appearing elsewhere in this Quarterly Report.
The following table summarizes revenues from external customers for the nine months ended September 30, 2023 and 2022, for each of our reportable segments.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Biopharmaceuticals	$—	$14,778	$(14,778)	(100.0)%
Exemplar	4,997	10,368	(5,371)	(51.8)%
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
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception, and as of September 30, 2023, we had an accumulated deficit of $1.9 billion. From our inception through September 30, 2023, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers. As of September 30, 2023, we had cash and cash equivalents of $10.1 million and short-term and long-term investments of $69.0 million. Cash in excess of immediate requirements is typically invested primarily in money market funds, certificate of deposits and U.S. government debt securities in order to maintain liquidity and preserve capital.
In January 2023, we closed a public offering of 43,962,640 shares of our common stock, resulting in net proceeds to us of $72.8 million, after deducting underwriting discounts, fees, and other offering expenses.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(51,164)	$(49,649)
Investing activities	(16,380)	214,996
Financing activities	29,589	(116,010)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(306)	(804)
Net decrease in cash, cash equivalents, and restricted cash	$(38,261)	$48,533
Cash flows from operating activities:
During the nine months ended September 30, 2023, our net loss was $62.8 million, which includes the following significant noncash expenses totaling $13.2 million: (i) $7.6 million of stock-based compensation expense, (ii) $5.1 million of depreciation and amortization expense, and (iii) $0.5 million of shares issued as payment for services.
During the nine months ended September 30, 2022, our net income was $50.5 million, which includes the gain on sale of discontinued operations of $94.7 million, which is presented as an adjustment to net income to net cash used in operating activities as the cash flows from the sale is presented within cash flows from investing activities; additional significant noncash expenses totaling $19.6 million from both continuing and discontinued operations: (i) $8.0 million of stock-based compensation expense, (ii) $9.0 million of depreciation and amortization expense, (iii) $0.9 million accretion of debt discount and amortization of deferred financing costs, (iv) $0.6 million of shares issued as payment for services, and (vi) $1.1 million of asset impairments.
Our cash outflows from operations during the nine months ended September 30, 2023 were $1.5 million lower than the nine months ended September 30, 2022 primarily due to decreased cash inflows provided by Trans Ova and Exemplar.
Cash flows from investing activities:
During the nine months ended September 30, 2023, we purchased $16.0 million of investments, net of sales and maturities, primarily using the proceeds received from the underwritten public offering discussed below under cash flows from financing activities.
During the nine months ended September 30, 2022, we received $162.3 million of proceeds from the sale of discontinued operations and $57.0 million related to the sale and maturity of investments, partially offset by $4.9 million of purchases of property plant and equipment primarily in Trans Ova.
Cash flows from financing activities:
During the nine months ended September 30, 2023, we received $72.8 million of proceeds from the sale of our common stock in an underwritten public offering and retired $43.2 million of our Convertible Notes using restricted cash.

During the nine months ended September 30, 2022, we repurchased $115.7 million of our Convertible Notes using restricted cash.
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

Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of September 30, 2023 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$10,201	$1,973	$3,575	$2,491	$2,162
Operating leases not yet commenced	$706	176	471	59	—
Total	$10,907	$2,149	$4,046	$2,550	$2,162
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Notes 9" appearing elsewhere in this Quarterly Report for further discussion of our convertible debt.
In addition to the obligations in the table above, as of September 30, 2023, we are party to license agreements with various third parties that contain future milestones and royalty payment obligations related to development milestones and/or commercial sales of products that incorporate or use their technologies. Because these agreements are generally subject to termination by us or are dependent on certain condition precedents within our control, no amounts are included in the tables above. As of September 30, 2023, we also had research and development commitments with third parties totaling $16.8 million that had not yet been incurred.
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
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $79.0 million and $56.0 million as of September 30, 2023 and December 31, 2022, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt and agency securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our investments consist of U.S. government debt and agency securities and certificates of deposit, which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
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
There has been no change in our internal control over financial reporting during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2023, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precigen, Inc.
(Registrant)

Date: November 9, 2023	By:	/s/ HARRY THOMASIAN JR.
Harry Thomasian Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)