Form 10-K
period 2023-12-31
PRECIGEN, INC.
filed 2024-03-19
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   Yes   ☐    No  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes  ☐     No  ☒
As of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates based upon the closing price of such shares on the Nasdaq Global Select Market on such date was approximately $177.3 million.
As of February 15, 2024, 248,919,096 shares of common stock, no par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

________________________
Precigen®, AdenoVerse®, UltraCAR-T®, RheoSwitch®, UltraVector®, RTS®, UltraPorator®, ActoBiotics® and RheoSwitch Therapeutic System® are our and/or our affiliates' registered trademarks in the United States and GenVec™, ActoBio Therapeutics™, AttSite™, and Precigen Therapeutics™ are our and/or our affiliates' common law trademarks in the United States are our and/or our affiliates' common law trademarks in the United States. This Annual Report on Form 10-K, or Annual Report, and the information incorporated herein by reference contain references to trademarks, service marks, and trade names owned by us or other companies. Solely for convenience, trademarks, service marks, and trade names referred to in this Annual Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use or display of other companies' trade names, service marks, or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names, and service marks appearing in this Annual Report are the property of their respective owners. Unless the context requires otherwise, references in this Annual Report to "Precigen", "we", "us", and "our" refer to Precigen, Inc.

Special Note Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report, including statements regarding our strategy; future events, including their outcome or timing; future operations; future financial position; future revenue; projected costs; prospects; plans; objectives of management; and expected market growth, are forward-looking statements. The words "aim", "anticipate", "assume", "believe", "continue", "could", "due", "estimate", "expect", "intend", "may", "objective", "plan", "positioned", "potential", "predict", "project", "seek", "should", "target", "will", "would", and the negatives of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements may relate to, among other things: (i) the timeliness of regulatory approvals; (ii) our strategy and overall approach to our business model, our efforts to realign our business, and our ability to exercise more control and ownership over the development process and commercialization path; (iii) our ability to successfully enter new markets or develop additional product candidates, including the expected timing and results of investigational studies and preclinical and clinical trials, whether with our collaborators or independently; (iv) our ability to consistently manufacture our product candidates or, our products, if approved, on a timely basis or to establish agreements with third-party manufacturers; (v) our ability to successfully enter into optimal strategic relationships directly or with our subsidiaries and operating companies that we may form in the future; (vi) actual or anticipated variations in our operating results; (vii) actual or anticipated fluctuations in competitors' or collaborators' operating results or changes in their respective growth rates; (viii) our cash position; (ix) market conditions in our industry; (x) our expectations regarding the size of the patient populations amenable to treatment with our product candidates; (xi) the volatility of our stock price; (xii) the ability, and the ability of our collaborators, to protect our intellectual property and other proprietary rights and technologies; (xiii) outcomes of pending and future litigation; (xiv) the rate and degree of market acceptance of any products developed by us, our subsidiaries, or our potential collaborators, and competition from existing technologies and products or new technologies and products that may emerge; (xv) our ability to retain and recruit key personnel; (xvi) expectations related to the use of proceeds from public offerings and other financing efforts; (xvii) estimates regarding expenses, future revenue, capital requirements, and needs for additional financing; (xviii) our substantial doubt about our ability to continue as a going concern; and (xix) our timeline to commercialization of our product candidates.
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
Risks Related to Our Financial Position and Capital Needs
•There is substantial doubt about our ability to continue as a going concern.
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
•As a company, we have never commercialized a product, we currently have no active sales force and we may lack the necessary expertise, personnel and resources to successfully commercialize our product candidates.
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
Risks Related to Our Business Operations and Strategy
•We may rely on third parties to develop and commercialize some of our product candidates.
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
•As of February 15, 2024, Randal J. Kirk controlled approximately 39 percent of our common stock and may be able to control or significantly influence shareholder votes and other corporate actions.
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

PART I
Item 1.    Business
Overview
We are a dedicated discovery and clinical-stage biopharmaceutical company advancing the next generation of gene and cell therapies with the overall goal of improving outcomes for patients with significant unmet medical needs. We are leveraging our proprietary technology platforms to develop product candidates designed to target urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases. We have developed an extensive pipeline of therapies across multiple indications.
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
We have strategically focused our efforts on developing an innovative pipeline of therapies based on our transformative UltraCAR-T, and AdenoVerse immunotherapy therapeutic platforms. A core focus of our research and development programs has been an effort to address the drawbacks associated with conventional cell and gene therapy manufacturing approaches. To this end, we are developing therapeutic candidates that reduce manufacturing risk by eliminating the need for centralized cell therapy manufacturing and have invested in internal manufacturing capabilities to de-risk our clinical and, in certain cases, commercial production.

Our Clinical Pipeline

Product	Target	Indication	DISCOVERY	PRECLINICAL	PHASE 1	PHASE 1B	PHASE 2	PHASE 3
ADENOVERSE IMMUNOTHERAPY								
PRGN-2012	HPV 6/11	RRP		Breakthrough Therapy Designation, Orphan Drug Designation				
PRGN-2009 (+pembrolizumab)	HPV 16/18	OPSCC/Head & Neck Cancer						
PRGN-2009 (+pembrolizumab)	HPV 16/18	R/M Cervical Cancer				Phase 2 IND cleared		

Product	Target	Indication	DISCOVERY	PRECLINICAL	PHASE 1	PHASE 1B	PHASE 2	PHASE 3
ULTRACAR-T								
PRGN-3005	Unshed MUC16	Ovarian Cancer						
PRGN-3006	CD33	R/R AML, MDS		Fast Track Designation, Orphan Drug Designation				
PRGN-3007	ROR1	ROR1+ Hematological & Solid Tumors						

Product	Target	Indication	DISCOVERY	PRECLINICAL	PHASE 1	PHASE 1B	PHASE 2	PHASE 3
ACTOBIOTICS								
AG019	hPINS + hIL-10	Type 1 Diabetes

Our Healthcare Business
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
Precigen's Technology Platforms
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

The final component of our approach to precision medicine is our ability to control gene expression and regulation using the RheoSwitch, kill switches, and tissue-specific promoters. The RheoSwitch Therapeutic System, our inducible gene switch system, provides quantitative dose-proportionate regulation of the amount and timing of target protein expression in response to an orally available activator ligand. We have developed kill switches, which allow us to selectively eliminate cell therapies in vivo after their administration, to improve their safety profile. We are developing tissue-specific promoters to only induce gene expression locally in cells or tissues of therapeutic interest.
We have leveraged our proprietary and complementary technology platforms discussed above and our expertise in immunology to develop key therapeutic platforms, including UltraCAR-T and AdenoVerse, to address multiple pathways of complex disorders with significant unmet medical needs and to realize our core promise of precision medicine.
Precigen's Therapeutic Platforms
"Off-the-shelf" AdenoVerse Immunotherapy
Our AdenoVerse immunotherapy platform utilizes a library of proprietary adenovectors for the efficient gene delivery of therapeutic effectors, immunomodulators, and vaccine antigens. We have established proprietary manufacturing cell lines and production methodologies from our AdenoVerse immunotherapy platform, which we believe are scalable for commercial supply. We believe that our proprietary gorilla adenovectors, part of the AdenoVerse technology, have superior performance characteristics as compared to current competition, including standard human adenovirus serotype 5, or Ad5, rare human adenovirus types and other non-human primate adenovirus types.
The key advantages of AdenoVerse immunotherapy platform include:
Large genetic payload capacity
Our gorilla adenovectors have a larger genetic payload capacity than other viral vectors that currently dominate the gene therapy field, allowing us to engineer multigenic therapeutic candidates to treat complex diseases. Currently, we are able to engineer up to a 12kb genetic payload using our gorilla adenovectors, providing us with an advantage to express multiple genes in a controlled manner.
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
cGMP Manufacturing Facility
We have built internal cGMP manufacturing capabilities for our Adenoverse-based therapeutics in Germantown, Maryland, with the aim to reduce the risks associated with technology transfer and timing when outsourcing to contract manufacturing organizations. We are able to execute drug substance manufacturing at this facility in an expedited manner at reduced cost compared to contract manufacturing organizations. We are expanding our drug substance cGMP manufacturing capabilities at this facility with an aim to support the possible commercial launch of our PRGN-2012 asset. We will continue to evaluate internal and external strategies to support cGMP manufacturing needs of our AdenoVerse-based therapeutics.
Precigen's most advanced programs based on the AdenoVerse immunotherapy platform include: (i) PRGN-2012, a first-in-class, investigational "off-the-shelf" AdenoVerse immunotherapy designed to elicit immune responses directed against cells infected with HPV type 6, or HPV6, or HPV type 11, or HPV11, which is in a Phase 1/2 trial in patients with recurrent respiratory papillomatosis, or RRP; and (ii) PRGN-2009, a first-in-class, investigational "off-the-shelf" immunotherapy utilizing the AdenoVerse platform, is designed to activate the immune system to recognize and target human papillomavirus-positive, or HPV+, solid tumors, which is in two Phase 2 clinical trials for patients with HPV-associated cancers.
PRGN-2012
PRGN-2012 is a first-in-class, investigational "off-the-shelf" AdenoVerse immunotherapy for the treatment of RRP. PRGN-2012 is an innovative therapeutic vaccine with optimized antigen design that uses our gorilla adenovector technology, part of our proprietary AdenoVerse platform, to elicit immune responses directed against cells infected with HPV6 and HPV11. Gorilla adenovectors have numerous advantages, including the ability for repeat administration, the inability to replicate in vivo, which may improve safety, and the ability to deliver large payload capacity.
RRP is a rare, difficult-to-treat and sometimes fatal neoplastic disease of the upper and lower respiratory tracts that is caused by infection with HPV6 or HPV11. RRP is classified based on age of onset as juvenile or adult. RRP prevalence is estimated to be approximately 15,000 to 20,000 patients in the U.S and more than 125,000 patients outside the U.S., based on our commissioned research. There is no approved therapeutic treatment for RRP and the current standard-of-care is repeated endoscopic debulking with ablation or excision of papillomatous lesions. Surgeries are not curative and recurrence of papilloma after surgical removal is very common and repeated procedures are required to debulk and monitor the disease, which exposes patients to anesthetic and surgical risks, and emotional distress. Patients with aggressive RRP can undergo hundreds of lifetime surgeries to control their disease. RRP morbidity and mortality results from the effects of papilloma mass on the vocal cords, trachea, and lungs, which may cause voice changes, stridor, airway occlusion, loss of lung volume, and/or post-obstructive pneumonia. Although rare, RRP has the potential for malignant transformation in three to seven percent of adult patients. In addition, more than 90 percent of genital warts are related to HPV6 and HPV11 infection.

In preclinical models, PRGN-2012 has demonstrated strong HPV6 and HPV11-specific T-cell response in RRP patient samples in vitro.
PRGN-2012 is currently under evaluation in a Phase 1/2 clinical trial. The clinical trial evaluates PRGN-2012 as an immunotherapy following standard-of-care surgery in adult patients with RRP.
We have completed Phase 1 dose escalation and dose expansion portion of the PRGN-2012 Phase 1/2 trial. The Phase 1 clinical trial evaluated safety and efficacy of PRGN-2012 as an immunotherapy following standard-of-care RRP surgery. Trial design included a 3+3 dose escalation cohort followed by a dose expansion cohort to enroll additional patients at the recommended Phase 2 dose (RP2D). Adult patients with severe, aggressive RRP, defined as greater than or equal to 3 surgeries in the prior 12 months, were eligible for the clinical trial.
The Phase 1 study enrolled a total of 15 patients at one of the following dose levels with patients receiving four PRGN-2012 administrations (on days 1, 15, 43 and 85) via subcutaneous injection at one of the two dose levels: (i) Dose Level 1: 1 x 1011 particle units (PU)/dose; N=3 ; or (ii) Dose Level 2: 5 x 1011 PU/dose; N=12. Baseline patient characteristics included a median age of 51 years (range: 30 to 73). Ten patients were male and five were female. Patients had an average of 6.2 surgeries (range: 3 to 10) in the prior 12-months before enrolling in the trial.

The Phase 1 data demonstrated that the repeated administrations of PRGN-2012 were well-tolerated with no DLTs. There were no TRAEs greater than Grade 2. All patients received four administrations of PRGN-2012 at the intended dose level. TRAEs were all mild and reduced in frequency over the treatment interval. The most common TRAE was injection site reaction, which occurred in all of the patients. Most other TRAEs occurring in more than one subject were similar to seasonal vaccines and the most common were fatigue, fever, and chills. There was a low-level increase in neutralizing antibodies against gorilla adenovector after first administration and lack of significant neutralizing antibody response to gorilla adenovector over time with subsequent vaccinations highlights the ability to deliver repeated administrations of PRGN-2012.
The Phase 1 efficacy data for Dose Level 1 showed that PRGN-2012 treatment reduced the need for surgeries for 100% (3 out of 3) severe, aggressive RRP patients. Patients in Dose Level 1 had a 33% (1 out of 3) Overall Response Rate (ORR), defined as greater than or equal to 50% reduction in the surgeries in 12-months post PRGN-2012 treatment completion compared to 12-months pre-treatment. Additionally, PRGN-2012 treatment at Dose Level 1 resulted in improvement in average time to recurrence (TTR), which is defined as time from start of treatment to first RRP surgery, post treatment.
The Phase 1 efficacy data for Dose Level 2 showed PRGN-2012 treatment significantly reduced the need for surgeries for severe, aggressive RRP patients. At Dose Level 2, 50% (6 out of 12) patients had a Complete Response, which is defined as no surgeries needed during the 12-month period following PRGN-2012 treatment completion. Patients in Dose Level 2 had a 58% (7 out of 12) ORR. 83% (10 out of 12) of patients treated at Dose Level 2 had reduced RRP surgeries in 12-months post PRGN-2012 treatment compared to pre-treatment. The number of RRP surgeries in the patients (N=12) in Dose Level 2 reduced from a median of 5 surgeries (range: 3-10) in the 12-months pre-treatment to 0.5 surgeries (range: 0-6) in 12-months post PRGN-2012 treatment completion. In addition, there was a significant improvement in TTR for patients treated with PRGN-2012 at Dose Level 2. We announced in January 2024 that all Complete Responses from Phase 1 trial remain durable ongoing at more than 2 years after PRGN-2012 treatment.
Additionally, PRGN-2012 treatment at Dose Level 2 showed significant improvement in anatomical Derkay scores, a tool used for research purposes to quantify RRP severity based on involvement of laryngeal structures, and voice quality, evaluated using the validated Vocal Handicap Index-10 (VHI-10), at 24-weeks post PRGN-2012 treatment completion compared to baseline.
The Phase 1 data showed that PRGN-2012 treatment resulted in an increase in HPV 6/11-specific T-cell response in the peripheral blood of RRP patients. A significantly greater expansion of HPV-specific T cell responses after PRGN-2012 treatment were observed in responders compared to non-complete responders.

We have completed enrollment and dosing in the Phase 2 study of PRGN-2012 with 23 patients enrolled. The Phase 2 trial is anticipated to be completed in the second quarter of 2024.
We have announced that the FDA has confirmed that the ongoing Phase 1/2 single-arm study will serve as pivotal and that no additional randomized, placebo-controlled trial will be required to support submission of a BLA under an accelerated approval pathway. The FDA has confirmed that the current primary endpoint for the ongoing Phase 1/2 study, which is Complete Response rate (percentage of patients with no surgical interventions during the 12 months following treatment with PRGN-2012), along with an immunological surrogate marker demonstrating an induction of HPV-specific T cell responses following PRGN-2012 treatment, is acceptable for the accelerated approval request. Based on the FDA guidance, we plan to initiate a confirmatory study prior to submission of the BLA.
PRGN-2012 has been granted Breakthrough Therapy Designation and Orphan Drug designation for the treatment of RRP by the FDA. PRGN-2012 has received Orphan Drug Designation for the Treatment of RRP from the European Commission as well. PRGN-2012 Phase 2 pivotal trial data are anticipated in the second quarter of 2024. We plan to submit a BLA under an accelerated approval pathway in the second half of 2024. We are preparing for commercial readiness for a potential launch, if approved, of PRGN-2012 in 2025.
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
PRGN-2009 is in a Phase 1/2 clinical trial for patients with HPV-associated cancers in collaboration with NCI pursuant to a Cooperative Research and Development Agreement (CRADA). We have completed the Phase 1 portion of the trial. The Phase 2 portion of the study is designed to evaluate PRGN-2009 as a monotherapy in patients with newly-diagnosed stage II/III HPV16-positive oropharyngeal cancer and patients with newly diagnosed operable stage II/III/IVA/IVB HPV+ sinonasal squamous cell cancer. We have completed enrollment in the Phase 2 monotherapy arm with twenty evaluable patients.

In June 2023, the Principal Investigator of the PRGN-2009 clinical study presented Phase 1 data at the 2023 American Society of Clinical Oncology, or ASCO, Annual Meeting. Phase 1 study enrolled a total of seventeen adult patients (N=6 Arm 1A, N=11 Arm 1B). In the monotherapy arm, patients (N = 6) were enrolled in two sequential dose level cohorts with PRGN-2009 delivered via subcutaneous injection. PRGN-2009 at 5x1011 particle units (PU) per dose was selected as the recommended phase 2 dose (RP2D). In the combination arm, PRGN-2009 was administered at the RP2D in combination with bintrafusp alfa. Patients received up to 20 doses of PRGN-2009 for a duration of 1.8 to 17.9 months in the monotherapy arm and 0.5 to 23.0 months in the combination arm. The median age in both arms was 61. The median number of prior lines of therapies in the metastatic setting was 2.5 for the monotherapy arm and 2 for the combination arm. All patients in the monotherapy arm (N=6) and 10 of 11 patients in the combination arm received prior immune checkpoint blockade (ICB) therapy.
PRGN-2009 treatment in both monotherapy and combination arms was well-tolerated. In both study arms, there was a low incidence of PRGN-2009 treatment-related adverse events (TRAEs) with only Grade 1 or 2 TRAEs in the monotherapy arm. TRAEs reported in the combination arm were in line with the safety profile reported for bintrafusp alfa and TRAEs attributable to PRGN-2009 in the combination arm were Grade 1 or 2.
Tumor responses were observed in patients after treatment with PRGN-2009 in combination with bintrafusp alfa (Arm 1B), including in ICB-resistant patients. The majority (6/6 Arm 1A, 8/10 Arm 1B) of patients developed HPV-16 and/or HPV-18 specific immune responses after treatment with PRGN-2009 in both monotherapy and combination arms. There was a lack of significant neutralizing antibody response to gorilla adenovector over time with subsequent vaccinations. PRGN-2009 combined with bintrafusp alfa resulted in a 30% objective response rate (ORR) in patients with pretreated recurrent or metastatic (R/M) HPV-associated cancers that were naïve or resistant to checkpoint blockade.

A Phase 2 clinical trial designed to evaluate PRGN-2009 in combination with anti-PD1 antibody, pembrolizumab, in adult patients with newly-diagnosed HPV-associated oropharyngeal cancer is ongoing in collaboration with NCI pursuant to a CRADA. The primary objective of the study is to determine if there is an increase in CD3+ tumor infiltrating T cells post treatment compared with pre-treatment. Secondary objectives include safety and overall survival (OS).
In addition, we have received FDA clearance of an Investigational New Drug Application, or IND, to initiate a Phase 2 randomized, open-label clinical trial of PRGN-2009 in combination with pembrolizumab to treat patients with R/M cervical cancer. Patients in the Phase 2 trial will be randomized 1:1 to the combination of PRGN-2009 and pembrolizumab (cohort 1) or pembrolizumab monotherapy (cohort 2). Patients randomized to the PRGN-2009 plus pembrolizumab cohort will receive PRGN-2009 via subcutaneous (SC) injection (5 x 1011 PU every 3 weeks for three administrations followed by administration each 6 weeks thereafter). Patients in the PRGN-2009 plus pembrolizumab cohort and pembrolizumab monotherapy cohort will receive pembrolizumab via intravenous (IV) infusion (400 mg every 6 weeks). Patients randomized to the pembrolizumab monotherapy cohort will be offered the option to crossover to the PRGN-2009 plus pembrolizumab cohort if certain conditions are met.
The primary objective of the Phase 2 trial in R/M cervical cancer is to assess the objective response rate (ORR) per RECIST v1.1 following treatment with PRGN-2009 in combination with pembrolizumab or pembrolizumab monotherapy. Secondary objectives include the evaluation of safety and tolerability, progression-free survival (PFS), overall survival (OS), best overall responses (BOR), Disease Control Rate (DCR), time to response and duration of response. The Phase 2 trial in R/M cervical cancer is enrolling patients.
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
Our UltraCAR-T platform is differentiated from the competition, and we believe it has the potential to address the shortcomings of current technologies and disrupt the CAR-T treatment landscape by increasing patient access through shortening manufacturing time from weeks to days, decreasing manufacturing-related costs, and improving outcomes. We advanced the UltraCAR-T platform to address the inhibitory tumor microenvironment by incorporating intrinsic checkpoint blockade without the need for complex and expensive gene editing techniques. The next generation of UltraCAR-T utilizes a single multicistronic transposon DNA and our overnight, decentralized manufacturing process of UltraCAR-T.
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

Precigen's most advanced programs based on the UltraCAR-T platform include PRGN-3005, which is in a Phase 1b clinical trial for patients with advanced ovarian, fallopian tube, or primary peritoneal cancer; PRGN-3006, which is in a Phase 1b clinical trial for patients with relapsed or refractory acute myeloid leukemia, or AML, and high-risk myelodysplastic syndromes, or MDS; and PRGN-3007, based on the next generation UltraCAR-T, which has received FDA clearance to initiate a Phase 1/1b clinical trial for patients with advanced receptor tyrosine kinase-like orphan receptor 1-positive, or ROR1+, hematological and solid tumors.

Overnight, decentralized manufacturing process and next-day infusion significantly reduces wait time for autologous CAR-T treatment

- Proprietary UltraPorator® Automated System
  - Rapid, high efficiency gene transfer protocol
- Non-viral multi-gene delivery
- Overnight manufacturing
- Same day QC testing & release
- Uniform, multigenic cell product
- No *ex vivo* T cell activation or expansion

Antigen-specific CAR
mbIL15
Safety/Kill switch

1 Leukapheresis
Non-viral plasmid DNA
Unmodified T cells
Leukocytes
+
2 Electroporation
Up to 4bn T cells electroporated <12 min
UltraPorator
UltraCAR-T cells
3 UltraCAR-T Infusion
Manufacturing, QC release and infusion are completed in ONE DAY
4 In vivo Expansion
UltraCAR-T cells expand in the patient

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
The Phase 1/1b clinical study of PRGN-3005 is designed to enroll in two phases, an initial dose escalation phase (Phase 1) followed by a dose expansion phase (Phase 1b). We have completed the Phase 1 dose escalation portion of the PRGN-3005 Phase 1/1b study. The Phase 1 portion of the study is a dual-arm, non-randomized, open-label clinical trial in patients with advanced, recurrent platinum-resistant ovarian, fallopian tube or primary peritoneal cancer. Patients in the Phase 1 dose escalation trial receive either intraperitoneal, or IP (Arm 1), or intravenous, or IV (Arm 2), administration of PRGN-3005 without prior lymphodepletion. Previously we had announced FDA clearance to incorporate a cohort with lymphodepletion at Dose Level 3 of the IV arm in the Phase 1 study. The primary objectives of the Phase 1 trial are to assess the safety and maximum tolerated dose, or MTD, of PRGN-3005.

In June 2023, the Principal Investigator of the PRGN-3005 clinical study presented Phase 1 data at the 2023 American Society of Clinical Oncology, or ASCO, Annual Meeting. The presentation included the complete data set for the Phase 1 dose escalation portion of the study. The Phase 1 study enrolled a total of 27 patients (N=12 IP; N=6 IV; and N=9 IV with lymphodepletion). The mean age of patients in the study was 57.4 in the IP arm without lymphodepletion, 67.3 in the IV arm without lymphodepletion and 62.7 in the IV arm with lymphodepletion. Patients were heavily pretreated with a median of greater than or equal to 8 prior lines of therapy across all arms. Patients had significantly advanced stage disease with a high baseline tumor burden with most patients having distant metastases, including liver, spleen, bladder and lung. Patients treated in the non-lymphodepletion cohort and lymphodepletion cohort received a single administration of 1.8 to 50 x 106 and 4.4 to 83 x 106 UltraCAR-T cells via IV infusion, respectively.
PRGN-3005 was well-tolerated with low incidence of treatment related adverse events (TRAEs), no dose limiting toxicities (DLTs), and no neurotoxicity. The most common side effects for the IV and IP arms without lymphodepletion were abdominal pain, fever and decreased absolute lymphocyte count (ALC). Serious Adverse Events included five incidences of Cytokine Release Syndrome (CRS), with no incidence of CRS greater than Grade 2. One patient with CRS required specific intervention which resolved following standard CRS management after 24 hours. There was no use of tocilizumab or dexamethasone or kill switch.
PRGN-3005 administered via either IP or IV infusion resulted in a dose-dependent expansion and encouraging persistence in peripheral blood. Best responses in patients treated without lymphodepletion were stable disease with complete responses observed in certain individual target lesions. Incorporating lymphodepletion prior to IV infusion led to an encouraging anti-

tumor activity with a decrease in tumor burden in 67% (6/9) of patients and stable or partial response in 90% of the individual target lesions in these patients.
Subsequently, we have initiated the Phase 1b dose expansion study of PRGN-3005 UltraCAR-T at Dose Level 3 with lymphodepletion prior to IV infusion. We previously communicated, based on portfolio reprioritization efforts, that we will not add an extensive number of new clinical sites for the Phase 1b study. Instead, we anticipate to activate a new site under the CRADA with the National Cancer Institute (NCI) to continue the advancement of the Phase 1b dose expansion study without incurring major clinical/contract research organization (CRO) costs.
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

The Phase 1/1b clinical study of PRGN-3006 is designed to enroll in two phases, an initial dose escalation phase (Phase 1) followed by a dose expansion phase (Phase 1b). We have completed Phase 1 dose escalation portion of the PRGN-3006 Phase 1/1b study. The Phase 1 portion of this study is a dual-arm, non-randomized, dose-escalation clinical trial where PRGN-3006 is delivered via intravenous infusion. The patient population includes relapsed or refractory AML, or r/r AML, higher-risk MDS, and CMML. In the Phase 1 3+3 dose escalation portion, patients are treated in one of the two arms: patients in Cohort 1, or No Lymphodepletion arm, receive UltraCAR-T cell infusion without prior lymphodepletion, and patients in Cohort 2, or Lymphodepletion arm, receive lymphodepleting chemotherapy prior to UltraCAR-T infusion. The primary objective of this trial is to assess the safety of PRGN-3006 and determine the MTD.

The Principal Investigator of the PRGN-3006 clinical study presented complete Phase 1 data at the 64th American Society of Hematology (ASH) Annual Meeting and Exposition. The presentation included the complete data set for the Phase 1 dose escalation portion of the study. The study enrolled a total of 26 patients (N=10 non-lymphodepletion; N=16 with lymphodepletion) and included 21 patients with r/r AML, 2 patients with chronic myelomonocytic leukemia (CMML), and 3 patients with MDS. The median age was 60.5 years (range: 32-77). Patients were heavily pre-treated with a median of 3.5 prior regimens (range: 1-9) and 58% of patients (N=15) had prior allogeneic hematopoietic stem cell transplantation (allo-HSCT). Patients treated in the non-lymphodepletion cohort and lymphodepletion cohort received a single administration of 1.8 to 50 x 106 and 4.4 to 83 x 106 UltraCAR-T cells via IV infusion, respectively.
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

We have initiated a Phase 1b dose expansion study where PRGN-3006 is being evaluated following lymphodepletion. The Phase 1b dose expansion study of PRGN-3006 UltraCAR-T was expanded to Mayo Clinic in Rochester, Minnesota, joining the existing Moffitt Cancer Center, Tampa, Florida site enhancing the decentralized manufacturing model. PRGN-3006 has been granted Orphan Drug designation in patients with AML and Fast Track Designation in patients with r/r AML by the FDA.
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
The Phase 1/1b clinical trial is an open-label study designed to evaluate the safety and efficacy of PRGN-3007 in patients with advanced ROR1+ hematological (Arm 1) and solid (Arm 2) tumors. The target patient population for Arm 1 includes relapsed or refractory CLL, relapsed or refractory MCL, relapsed or refractory B-ALL, and relapsed or refractory DLBCL. The target patient population for Arm 2 includes locally advanced unresectable or metastatic histologically confirmed TNBC. The study will enroll in two parts: an initial 3+3 dose escalation in each arm followed by a dose expansion at the maximum tolerated dose. Arm 1 and Arm 2 will enroll in parallel. The Phase 1 trial is being conducted in collaboration with Moffitt Cancer Center, a pioneer in CAR-T clinical development. PRGN-3007 manufacturing technology transfer to Moffit Cancer Center was completed for initiation of the Phase 1 study. We have initiated dosing in the Phase 1 dose escalation portion of the Phase 1/1b study.

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
Precigen ActoBio (ActoBio)
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
We have completed a Phase 1b/2a clinical trial of AG019 for the treatment of early-onset T1D. The Phase 1b open-label portion of the study evaluated the safety and tolerability of AG019 monotherapy administered as a single dose and repeated daily doses in adult and adolescent patients. The Phase 2a double-blind portion of the study investigated the safety and tolerability of AG019 in combination with teplizumab, or TZIELD.
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
Precigen Exemplar
Exemplar is committed to enabling the study of life-threatening human diseases through the development of MiniSwine Yucatan miniature pig research models and services. Historically, researchers have lacked animal models that faithfully represent human diseases. As a result, a sizeable barrier has blocked progress in the discovery of human disease mechanisms; novel diagnostics, procedures, devices, prevention strategies and therapeutics; and the ability to predict in humans the efficacy of those next-generation procedures, devices, and therapeutics. Exemplar's MiniSwine models are genetically engineered to exhibit a wide variety of human disease states, which provides a more accurate platform to test the efficacy of new medications and devices.

As of December 31, 2023, Exemplar had 25 employees. Exemplar's primary domestic production facilities are located in Sioux County and Johnson County, Iowa, and include approximately 57,960 square feet of production, lab, and office facilities.
Competition: Healthcare Business
While we believe that our novel approach to developing the next generation of gene and cell therapies utilizing our UltraCAR-T, AdenoVerse immunotherapy or ActoBiotics platform to target the most urgent and intractable challenges in immuno-oncology, autoimmune disorders, and infectious diseases provides us with competitive advantages, our industry is highly competitive and subject to rapid and significant technological change. Many of our competitors have significantly greater financial, technical, and human resource capabilities than we do, and certain of our competitors may also benefit from local government subsidies and other incentives that are not available to us. In addition, mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. As a result of the resources available to our competitors, our competitors may be able to develop competing and/or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we can.
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
UltraCAR-T
Our lead product candidates include PRGN-3005, PRGN-3006, and PRGN-3007, each of which are built on our UltraCAR-T platform. While we are employing a novel approach, there are a number of competitors pursuing CAR-T cell therapies for the treatment of cancer. We believe that, among others, Bristol-Myers Squibb, and Anixa Biosciences are developing CAR-T based treatments for ovarian cancer and Adaptimmune is developing TCR-T based treatment for ovarian cancer. We believe that Kite, Amgen, Cellectis S.A., Autolus and Allogene Therapeutics are also using CAR-T technology to develop product candidates for the treatment of AML. We believe that Lyell Immunopharma, and Oncternal Therapeutics are developing ROR1 CAR-T cells for treatment of ROR1-positive cancers. We believe that INOVIO Pharmaceuticals, AstraZeneca, Transgene SA, PDS Biotech, and Advaxis Immunotherapies are developing immunotherapies against HPV-associated cancers.
Anixa Biosciences is developing an autologous CAR-T treatment targeting follicle stimulating hormone receptor (FSHR) for ovarian cancer, which we believe is in a clinical trial. Arsenal Biosciences is developing AB-1015 CAR-T, which we believe is in a clinical trial for platinum resistant ovarian cancer. Adaptimmune is developing ADP-A2M4CD8 TCR T-cell therapy that coepxresses CD8α co-receptor alongside the engineered TCR targeting MAGE-A4 which we believe is in a clinical trial. Regeneron and 2seventy bio are developing bbT4015, an engineered CAR T-cell therapy targeting MUC16, which we believe is in preclinical development.
For the treatment of AML using cell therapies, we believe that Kite, 2seventy bio and Nkarta have product candidates in the most advanced clinical trials. Kite is developing KITE-222, an investigational autologous T-cell therapy engineered with a CAR that specifically targets CLL-1 for treatment of AML. We believe that 2seventy bio is developing DARIC33, a pharmacologically controlled CD33-targeted CAR-T therapy which is in a clinical trial for pediatric AML. Nkarta is developing NKX101, an investigational allogeneic NK cell therapy expressing a CAR target NKG2D ligands and mbIL-15. We believe NKX101 is in a clinical trial for AML and MDS. Amgen is developing AMG 553, an FMS-like tyrosine kinase 3, or FLT3, CAR-T cell therapy utilizing autologous T-cells genetically modified ex vivo to express a transmembrane CAR to target FLT3 protein on the surface of AML cells irrespective of FLT3 mutational status. Cellectis S.A. is also developing UCART123, an allogeneic anti-CD123 CAR-T cell therapy, which utilizes lentivector transduction followed by TALEN-mediated gene editing to eliminate expression of TCRαβ from donor T-cells. Vor Biopharma is developing VOR33, an investigational hematopoietic stem cell (HSC) therapy with elimination of CD33 expression via gene-editing, in combination with MylotargTM, an anti-CD33 antibody drug conjugate (ADC). Vor Biopharma is also developing VCAR33, an autologous anti-CD33 CAR-T as a monotherapy and in combination with VOR33. We believe Autolus is developing AUTO09, an autologous CAR-T targeting CD33, CD123 and CLL-1, is in preclinical development. Finally, Allogene Therapeutics' allogeneic CAR-T therapies ALLO-316 and ALLO-819, targeting FLT3 and CD70, respectively, which we believe are in preclinical and discovery stage of development respectively, are manufactured using healthy donor T-cells that are engineered using lentiviral transduction to express CAR followed by gene editing to eliminate expression of TCR to reduce the potential of rejection of therapy by a patient's immune system.
Lyell Immunopharma is developing LYL797, a ROR1-targeted CAR T-cell product, which we believe recently received FDA clearance to initiate Phase 1 clinical trial for patients with relapsed/refractory ROR1+TNBC or non-small cell lung cancer, or NSCLC, and other solid tumors. We believe that Lyell is also developing another ROR1 CAR-T candidate, LYL119, which is in preclinical development for ROR1+ solid tumors. Oncternal Therapeutics is developing ONCT-808, a ROR1 targeted autologous CAR-T cell therapy, which we believe is currently in a Phase 1/2 study in patients with relapsed/refractory aggressive B cell malignancies.
In addition to our direct competitors that are using CAR-T therapies specifically for the treatment of ovarian cancer and AML, the CAR-T technology space has significant other competition including from multiple companies and their collaborators, such as Novartis and University of Pennsylvania, Kite and Gilead, Bristol-Myers Squibb, Janssen and Legend Biotech, Adaptimmune, Autolus Therapeutics, Poseida Therapeutics, Gracell and AstraZeneca, and Bellicum Pharmaceuticals. We also face competition from non-cell based cancer treatments offered by other companies such as Amgen, AstraZeneca, Incyte, Merck, Abbvie, and Roche.
See "Precigen's Therapeutic Platforms" for a discussion of the features that we believe differentiate our UltraCAR-T treatments from our competitors.
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
For our PRGN-2009 candidate in HPV-associated cancers, we believe that INOVIO Pharmaceuticals, BioNTech SE, PDS Biotechnology, Hookipa Pharma and Transgene S.A. are developing immunotherapies that are in clinical testing. TG4001 is an investigational therapeutic cancer vaccine candidate using an attenuated and modified poxvirus, or MVA, as a vector expressing the HPV16 E6 and E7 proteins and interleukin-2. We believe TG4001 is in a clinical trial in combination with anti-PD-L1 antibody avelumab for anogenital HPV+ cancers. INOVIO's lead investigational candidate VGX-3100 is a plasmid DNA based vaccine designed to increase T cell immune responses against the E6 and E7 antigens of HPV16 and HPV18. VGX-3100 is in clinical trials for precancerous cervical dysplasia, vulvar dysplasia, and anal dysplasia. Inovio is also developing INO-3112, a DNA medicine candidate targeting HPV 16/18, combined with a DNA plasmid for IL-12 in combination with an anti-PD1 monoclonal antibody for locoregionally advanced, high-risk, HPV16/18 positive oropharyngeal squamous cell carcinoma. We believe BioNTech is developing BNT113 , an investigational HPV16 E6/7 mRNA vaccine. We believe BNT113 in combination with an anti-PD1 monoclonal antibody is in a clinical trial for HPV16+PD1+ Head and Neck squamous cell carcinoma. We believe PDS Biotechnology is developing PDS-0101, an investigational HPV16 peptide vaccine for various HPV-associated cancers. We believe PDS0101 is in clinical trials as monotherapy and combination therapy for recurrent/metastatic HPV16+ head and neck cancer, pre-metastatic HPV-associated oropharyngeal cancer, and HPV+ anal, cervical, head and neck, penile, vaginal, vulvar cancers. We believe Hookipa is developing HB-200, based on two single-vector compounds with arenaviral backbones based on lymphocytic choriomeningitis virus and pichinde virus expressing the same transgene encoding an HPV16 E7E6 fusion protein, which is in a clinical trial for HPV16+ head and neck cancers. Cellid is developing BVAC-C, which is based on CeliVax technology that uses patient-derived B cells and monocytes transfected with E6/E7 recombination gene of HPV16 and HPV18 and loaded with an adjuvant for HPV-associated cancers.
In addition to our direct competitors developing vaccines for treatment of HPV-associated cancers, various development-stage companies are involved in different vaccine and immunotherapy technologies, including Advaxis Immunotherapies, and Bavarian Nordic. We also face competition from non-vaccine based approaches being developed by companies such as Kite, Iovance, Bristol-Myers Squibb, and Merck.
Actobio
We are using our suite of proprietary and complementary synthetic biology technologies for the preclinical and clinical development of product candidates for the treatment of autoimmune disorders, including T1D. While we believe AG019 is the first disease-modifying treatment for T1D, there are a number of competitors pursuing immunotherapy product candidates to treat T1D. We believe that our primary competitors with respect to the development of immunotherapies for T1D are Sanofi,

Midatech Pharma, and MerciaPharma.
Exemplar
Precigen Exemplar is providing porcine research models and services that aid scientists in the understanding of human disease mechanisms and development of new therapeutics. We use precise genome modification to recapitulate numerous human diseases in our Yucatan MiniSwine platform, which are utilized by our industry and academic clientele for the development of new small molecule, gene, and cell therapies. We believe that the primary competitors of Exemplar are smaller privately owned entities.
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
As of December 31, 2023, we owned or in-licensed patents in the United States and have pending United States patent applications relating to various aspects of our platforms and technologies, and we have pursued counterpart patents and patent applications in other jurisdictions around the world, as we have deemed appropriate. We continue to actively develop our portfolio through the filing of new patent applications, provisional and continuations or divisionals relating to our advancing technologies, methods and products as we and our collaborators deem appropriate.
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
Regulatory Environment
With our diverse portfolio of proprietary technologies and novel therapeutic candidates, we are subject to significant and diverse regulations governing, among other things, research, operations and product approval. Regulatory compliance is critical to our ability to operate, our management of potential liabilities, and ultimately, our freedom to sell our products. Moreover, the products we are pursuing or are produced by us are subject to extensive regulation. Moreover, to the extent we utilize, now and in the future, third party service providers or license our programs to collaborators, we will need to rely on such third parties' compliance with laws and regulations applicable to the products or services they provide. We may not be able to independently monitor whether such third parties comply with applicable laws and regulations. Please see the risk factor entitled "We may rely on third parties, including through collaborations, to develop and commercialize some of our product candidates. Markets in which our collaborators develop product candidates using our technologies are subject to extensive regulation, and we will rely on our collaborators to comply with all applicable laws and regulations."
Environmental regulations affecting our business
We are subject to various federal, state and local environmental laws, rules and regulations, including those relating to the discharge of materials into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of employees with respect to laboratory activities required for the development of products and technologies. These laws and regulations require us to obtain environmental permits and comply with numerous environmental restrictions. These laws and regulations also may require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment.
Our laboratory activities inherently involve the use of potentially hazardous materials, which are subject to health, safety and environmental regulations. We design our infrastructure, procedures, and equipment to meet our obligations under these regulations. We perform recurring internal and third-party audits and provide employees ongoing training and support, as required. All of our employees must comply with safety instructions and procedures, which are codified in our employment policies. Federal and state laws and regulations impose requirements on the production, importation, use, and disposal of chemicals and genetically-modified material which impact us. Our processes may contain genetically engineered organisms which, when used in industrial processes, are considered new chemicals under the Toxic Substances Control Act program of the United States Environmental Protection Agency, or EPA. These laws and regulations would require us to obtain and comply with the EPA's Microbial Commercial Activity Notice process to operate. In the European Union, we may be subject to a chemical regulatory program known as REACH (Registration, Evaluation, Authorization and Restriction of Chemical Substances). Under REACH, companies are required to register their products with the European Commission, and the registration process could result in significant costs or delay the manufacture or sale of products in the European Union.
Healthcare regulations affecting our business
Human therapeutics regulation
Governmental authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, sale, marketing, import and export of therapeutic products such as those being developed by us. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes, regulations, and requirements imposed by regulatory agencies, require the expenditure of substantial time and financial resources.
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
Breakthrough Therapy Designation
A Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). The FDA may expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the Breakthrough Therapy program, the sponsor of a new product candidate may request that the FDA designate the product candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the product candidate. A Breakthrough Therapy designation provides all Fast Track designation features, offers intensive guidance on an efficient drug development program and ensures organizational commitment involving senior management at FDA. The FDA must determine if the product candidate qualifies for Breakthrough Therapy designation within 60 days of receipt of the sponsor’s request.
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
Foreign regulation of human therapeutics
In addition to regulations in the United States, Precigen and ActoBio, and any third party service providers or collaborators will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of the products enabled by our technologies outside of the United States. Whether or not the developer obtains FDA approval for a product, they must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before they may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.
Under Regulation (EC) No 141/2000, PRGN-2012 Orphan drug designation in the European Union (EU) was granted by the European Commission in January 2024 based on a positive opinion issued by the European Medicines Agency (EMA) adopted by the Committee for Orphan Medicinal Products (COMP).
Anti-Kickback, False Claims, and Other Marketing and Fraud and Abuse Laws
Healthcare providers, physicians and others will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with healthcare providers, patients and third-party payers will expose us to broadly applicable United States fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and any collaborative partners through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations are discussed in the "Risk Factors" section below.
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
Healthcare Reform
In the United States and some foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities, and affect our ability, or the ability of any collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved products.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, has substantially changed the way healthcare is financed by both governmental and commercial payers and significantly impacts the pharmaceutical industry. Certain provisions of the Affordable Care Act have been subject to judicial challenges, as well as efforts to repeal, replace, or otherwise modify them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act, or Tax Act, enacted in December, 2017 eliminated the tax-based payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, as amended, commonly referred to as the "individual mandate," effective January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how the Affordable Care Act and its implementation, as well as efforts to repeal, replace, or otherwise modify, or invalidate, the Affordable Care Act, or portions thereof, will affect our business.
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
Reportable Segments
As of December 31, 2023, our reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the year ended December 31, 2023. See "Notes to the Consolidated Financial Statements - Note 16" appearing elsewhere in this Annual Report for a discussion of our reportable segments and Segment Adjusted EBITDA.
Research and Development
As of December 31, 2023, we had 134 employees supporting our research and development functions of our healthcare operations, including operational and facility activities. We incurred expenses of $48.6 million, $47.2 million and $47.9 million in 2023, 2022, and 2021, respectively, on research and development activities for continuing operations. We anticipate that our research and development expenditures could increase as we advance our healthcare programs and platforms. As of December 31, 2023, our primary domestic research and development operations were located in laboratory facilities in Germantown, Maryland, and our primary international research and development operations were located in a laboratory facility in Ghent, Belgium.
Financial Information
Collaboration revenues, product revenues, service revenues and other revenues and operating loss for each of the last three fiscal years, along with assets as of December 31, 2023 and 2022, are set forth in the consolidated financial statements, which are included in Item 8 of this Annual Report. Financial information about geographic areas is set forth in "Notes to the Consolidated Financial Statements - Note 16" appearing elsewhere in this Annual Report.
Human Capital Management
As of December 31, 2023, out of 202 employees, 177 support our healthcare operations, of which 134 support our research and development functions including operational and facility activities. Of these research and development employees, 72 have advanced degrees, of which 35 are PhDs. Our corporate employees provide support to all of our operating subsidiaries and are responsible for the execution of all corporate functions, including executive, operational, finance, human resources, information technology, legal, and corporate communications. None of our employees are represented by a collective bargaining agreement.
We structure our compensation packages to compete for the best talent. Our compensation packages include a competitive base salary and bonus, the issuance of equity incentives, a 401(k) plan, and health and wellness benefits, including a health insurance plan with a Platinum actuarial value.
We pride ourselves on a diverse workforce as evidenced by our international subsidiaries and 76% of our domestic employees identifying as ethnic, racial, and/or gender minorities. Worldwide 49% of our research and development employees are female.
Our 2023 employee development initiatives included employee training targeting specific areas of interest, executive and manager coaching, and performance management, which encompass performance goals and competency evaluations.
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
In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and charters for the Audit Committee, the Compensation and Human Capital Management Committee and the Nominating and Governance Committee

are available free of charge to shareholders and the public through the "Corporate Governance" section of our website. Printed copies of the foregoing are available to any shareholder upon written request to our Communications Department at the address set forth on the cover of this Annual Report or may be requested through our website, www.precigen.com.
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
Our consolidated financial statements as of and for the year ended December 31, 2023 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses as we aim to successfully execute our business plan. Based on our balance of cash, cash equivalents and short-term investments of $62.9 million at December 31, 2023 and forecasted negative cash flows from operating activities and purchases of property, plant and equipment for the foreseeable future, there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.
Our ability to fund our operations is dependent upon our ability to raise additional capital in the near term. This additional capital could be raised through a combination of non-dilutive financings (including debt financings, collaborations, strategic alliances, monetization of non-core assets, marketing, distribution or licensing arrangements), dilutive financings (including equity and/or debt financings with an equity component) and, in the longer term, from revenue related to product sales, to the extent our product candidates receive marketing approval and can be commercialized by us directly or through a collaboration. There can be no assurance that new financings or other transactions will be available to us on commercially acceptable terms, or at all, and such financings may adversely affect the holdings or rights of our stockholders and may cause significant dilution to existing stockholders.
Further, the doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Also, any collaborations, strategic alliances, monetization of non-core assets or marketing, distribution or licensing arrangement may require us to give up some or all of our rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If we are unable to obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our operations, which may include research and development, clinical trials and preparing for commercial readiness. This may have a material adverse effect on our business, financial condition, results of operations and ability to operate as a going concern. The accompanying audited financial statements do not include any adjustments that might be necessary if we are not able to continue as a going concern. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in us. See also “Notes to Condensed Consolidated Financial Statement - Note 1 appearing elsewhere in this Annual Report for additional discussion of our liquidity and ability to continue as a going concern.
We have a history of net losses, and we may not achieve or maintain profitability.
We have incurred net losses since our inception, with the exception of 2022 where we had $28.3 million in net income due to the sale of TransOva, which generated a gain on divestiture of $94.7 million. As of December 31, 2023, we had an accumulated deficit of $2.0 billion. We expect to incur losses and negative cash flows from operating activities for the foreseeable future.

We anticipate that our expenses will increase substantially as we continue to advance the preclinical and clinical development of our existing product candidates and our research programs as well prepare commercial capabilities for our lead product candidate, and there is a significant risk that our product candidates will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval, or become commercially viable. A significant period of time could pass before commercialization of our various product candidates or before the execution of contractual relationships providing for up-front payments, milestones or royalties sufficient to achieve profitability. As a result, our expenses may exceed revenues for the foreseeable future, and we may not achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We expect our future capital requirements will be substantial and will depend on many factors.
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to continue the preclinical and clinical development of our current and future programs and commercialization. We expect our future capital requirements will be substantial and will depend on many factors, including:
•progress in our research and development programs, as well as the magnitude of these programs;
•capital expenditures related to building out our manufacturing capabilities and preparing for commercial readiness;
•the timing of potential regulatory approval of products;
•the timing, receipt, and amount of any payments received in connection with strategic transactions;
•the timing, receipt, and amount of sales and royalties, if any, from our product candidates;
•the timing and capital requirements to scale up our various product candidates and service offerings and customer acceptance thereof;
•our ability to maintain and establish collaborative arrangements and/or new strategic initiatives;
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
We raised approximately $72.8 million in net proceeds in an offering of equity securities in January 2023. If future financings involve the issuance of equity securities, our existing shareholders would suffer further dilution. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop product candidates or technologies, commercialize or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of product candidates resulting from our technologies, curtail or cease operations or obtain funds through strategic transactions or other collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. In addition, raising funds in the current economic environment may present additional challenges. For example, any sustained disruption in the capital markets from adverse macroeconomic conditions, such as the disruption and uncertainty caused by rising inflation, increasing interest rates and slower economic growth or recession, could negatively impact our ability to raise capital and we cannot predict the extent or duration of such macro-economic disruptions. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.

Failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling may expose us to increased financial and operational risk.
Congressional disagreement over the federal budget and the maximum amount of debt the federal government is permitted to have outstanding (commonly referred to as the “debt ceiling”) has previously caused the U.S. federal government to shut down for periods of time. Generally, if effective legislation to fund government operations and manage the level of federal debt is not enacted, the federal government may suspend its investments for certain government accounts, among other available options, in order to prioritize payments on its obligations. A failure by the U.S. Congress to pass spending bills or address the debt ceiling at any point in the future would increase the risk of default by the U.S. on its obligations, the risk of a lowering of the U.S. federal government's credit rating, and the risk of other economic dislocations. Such a failure, or the perceived risk of such a failure, could consequently have a material adverse effect on the financial markets and economic conditions in the U.S. and globally. Twice in the past decade, by the appropriations legislation deadline Congress failed to pass a new appropriations bill or continuing resolution to temporarily extend funding, resulting in U.S. government shutdowns that caused federal agencies to halt non-essential operations and may have negative consequences for us:
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
We are early in our development efforts. We initiated our first clinical trial for our lead programs in October 2018, and currently have a pipeline of clinical and preclinical programs. Our ability to generate product revenues, which we do not expect will occur until a product candidate is approved by FDA, if ever, will depend heavily on the successful development and eventual commercialization of some or all of these product candidates, and any future product candidates we develop, which may never occur. Our current and future product candidates will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions, coverage from pricing and reimbursement authorities, sufficient cGMP manufacturing supply for both preclinical and clinical development and commercial production, building of a commercial organization and substantial investment, and significant marketing efforts before we generate any revenues from product sales.
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
•the build up of a commercialization organization and successful launch of commercial sales of our product candidates, if approved;
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
Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases who are in a position to receive our product candidates, and who have the potential to benefit from treatment with our product candidates, are based on our own estimates. These estimates may be inaccurate or based on imprecise data. We do not have verifiable internal marketing data regarding the potential size of the commercial market for any of our product candidates, nor have we obtained current independent marketing surveys to verify the potential size of the commercial markets for our current product candidates or any future product candidates. Since our current product candidates and any future product candidates will represent novel approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates.
For example, our estimates of the number of people who have recurrent respiratory papillomatosis, or RRP, the target indication for PRGN-2012, is based on our own internal estimates including, commissioned research which reviewed a variety of sources, including scientific literature, surveys of treating physicians, analogous products based on disease severity, prevalent population and efficacy of therapy and other forms of market research. These estimates may be inaccurate or based on imprecise data. As RRP is a rare disease and there are currently no approved therapeutics for RRP, limited research is available regarding its prevalence and severity and the market opportunity for a therapeutic. In addition, the addressable market opportunity for PRGN-2012 will depend on, among other things, the final labeling for PRGN-2012 as agreed with the U.S. Food and Drug Administration or comparable regulatory authorities in other jurisdictions, acceptance by the medical community and patient access and drug pricing and reimbursement. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidate or new patients may become increasingly difficult to identify or gain access to, all of which could materially adversely affect our business, financial condition, results of operations and prospects.

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
As an organization, we have limited experience designing and implementing clinical trials and we have limited experience conducting pivotal clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect our ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval on the basis of the trial results, as well as lead to increased or unexpected costs and delayed timelines.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to success. The timing of clinical trials depends on the ability to recruit patients to participate as well as completion of required follow-up periods. If patients are unwilling to participate in our clinical studies for any number of reasons, such as because of negative publicity from adverse events related to the biotechnology or gene therapy fields, the timeline for recruiting patients, conducting clinical trials and obtaining regulatory approval may be delayed. Additionally, any shelter-in-place orders from local, state, or federal governments or clinical trial site policies resulting from pandemics may impact our ability to enroll patients in clinical trials. These delays could result in increased costs, delays in advancing product candidates, or termination of the clinical trials altogether. For example, we experienced delays and suspensions in our trials in 2020 due to the COVID-19 pandemic and although these suspensions did not result in significant overall delay, there is uncertainty regarding the duration and severity of the ongoing pandemic, and we could experience further delays of other pandemic-related events that may adversely impact our clinical as well as preclinical pipeline candidates in the future. Notwithstanding the foregoing, as the COVID-19 pandemic continues to evolve, or if future pandemics occur, we may experience additional delays to our clinical trials, including related to enrollment, site closures, reduced availability of key personnel, or our ability to receive the necessary approvals from the FDA or other regulatory agencies to advance our programs.
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
Even if we complete the necessary clinical trials, we cannot be certain when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.
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
In order to obtain FDA approval, we will need to ensure that all of the processes, methods, and equipment are compliant with cGMP and perform extensive audits of vendors, contract laboratories, and suppliers. While we currently expect to use our internal cGMP manufacturing capabilities in Germantown, Maryland for the commercial manufacturing of our lead product candidate, PRGN 2012, we may rely on third parties to commercially manufacture our other product candidates. If we, any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation(s) or while we work to identify suitable replacement vendors. The cGMP requirements govern, among other things, quality control of the manufacturing process, raw materials, containers/closures, buildings and facilities, equipment, storage and shipment, labeling, laboratory activities, data integrity, documentation policies and procedures, and returns. In complying with cGMP, we will be obligated to expend time, money, and effort in production, record keeping, and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action that could adversely affect our business, results of operations, financial condition, and cash flows, including the inability to sell any products that we may develop.
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
As a company, we have never commercialized a product, we currently have no active sales force and we may lack the necessary expertise, personnel and resources to successfully commercialize our product candidates.
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
Although we have begun developing our commercial infrastructure in anticipation of the potential commercialization of PRGN-2012, these efforts are in an early stage and we currently have no active sales force. There are costs and risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. We must also compete with other biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

Alternatively, we may wish to establish collaborations with third parties to maximize the potential of our product candidates in jurisdictions in which a product candidate has been approved. Our industry is characterized by intense competition. Therefore, we may not be successful in entering into such commercialization arrangements with third parties on favorable terms, or at all. In addition, we may have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell, market and distribute our products effectively.
There can be no assurance that we will be able to develop the necessary commercial infrastructure and capabilities to successfully commercialize PRGN-2012 or our other product candidates or be able to establish or maintain relationships with third parties necessary to perform these services. As a result, we may not successfully commercialize any product in any jurisdiction.
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
Further, the vote in the United Kingdom in favor of exiting the EU, referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. The United Kingdom has transposed the GDPR into domestic law with a United Kingdom version of the GDPR, or the U.K. GDPR, which took effect in January 2021, and could expose us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for violations. The GDPR and U.K. GDPR also impose strict rules on the transfer of personal data to countries outside the European Economic Area or the United Kingdom, respectively, including the United States. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from the European Economic Area to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. We and many other companies may need to implement different or additional measures (such as the recently revised European Commission-approved Standard Contractual Clauses or the U.K. Government-approved International Data Transfer Agreement) to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area and the United Kingdom to the United States.
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
Risks Related to Our Business Operations and Strategy
We may rely on third parties to develop and commercialize some of our product candidates. Markets in which collaborators develop product candidates using our technologies will be subject to extensive regulation, and we may rely on our collaborators to comply with all applicable laws and regulations.
We have entered, and may in the future enter into collaboration arrangements to develop product candidates enabled by our technologies. There can be no guarantee that we can successfully manage these relationships. If our collaborators are not able to successfully develop product candidates enabled by our technologies, none of these enabled product candidates will become commercially available, and we will receive no back-end payments under these arrangements. We may have limited or no control over the amount or timing of resources that any collaborator is able or willing to devote to developing product candidates or collaborative efforts. Any of our collaborators may fail to perform its obligations. Our collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner.

Our technologies are used in product candidates that are subject to extensive regulation by governmental authorities. We may depend on our collaborators to comply with these laws and regulations with respect to product candidates they produce using our technologies, and we may not independently monitor whether our collaborators comply with applicable laws and regulations. If our collaborators fail to comply with applicable laws and regulations, we may be subject to substantial financial and operating risks because, in addition to our own compliance, we may depend on our collaborators to produce the end products enabled by our technologies for sale.
We have previously entered into, and may enter into new, strategic collaborations with third parties, which we may fail to successfully manage, or from which disputes may arise.
We have previously entered into, and may in the future enter into new, strategic collaborations to develop products enabled by our technologies. We may face significant competition in seeking appropriate partners for our product candidates, and the negotiation process may be time-consuming and complex. There can be no guarantee that we can successfully manage these relationships, as they involve complex interests and our interests and our collaborators' interests may diverge.
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
If our collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive anticipated revenues from the collaboration. In some cases, our past strategic collaborations have resulted in disagreements and disputes regarding the relative rights, obligations, and revenues of us and our collaboration partners. Disagreements and disputes with future collaborators may result in litigation, unfavorable settlements or concessions by us, or management distraction, that could harm our business operations.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, if required in conjunction with the financial statement audit, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
Insurance coverage for product liability claims is expensive and may be difficult to obtain, and may not be available to us in the future on acceptable terms, or at all. We cannot assure you that we will have adequate insurance coverage against potential claims. In addition, although we currently maintain product liability insurance for our technologies in amounts we believe to be commercially reasonable, if the coverage limits of these insurance policies are not adequate, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition, and cash flows or even cause us to go out of business.

Regardless of the merits or eventual outcome, liability claims may result in:
•reduced resources of our management to pursue our business strategy;
•decreased demand for products enabled by our technologies;
•injury to our reputations and significant negative media attention;
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
We do not carry insurance for all categories of risks that our business may encounter, and insurance coverage is becoming increasingly expensive. We do not know if we will be able to maintain existing insurance with adequate levels of coverage, and any liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. If we obtain marketing approval for any product candidates, we intend to acquire insurance coverage to include the sale of commercial products, but we may be unable to obtain such insurance on commercially reasonable terms or in adequate amounts. Required coverage limits for such insurances are difficult to predict and may not be sufficient. If potential losses exceed our insurance coverage, our financial condition would be adversely affected. In the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources. Clinical trials or regulatory approvals for any of our product candidates could be suspended, which could adversely affect our results of operations and business, including by preventing or limiting the development and commercialization of any product candidates that we may develop.
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
Our other lead product candidates include PRGN-3005 for the treatment of ovarian cancer and PRGN-3006 for the treatment of AML, which are built on our UltraCAR-T platform, and PRGN-2009, which is based on our AdenoVerse platform. While we are employing a novel approach, there are a number of competitors pursuing CAR-T cell therapies for the treatment of cancer. We believe that, among others, Bristol-Myers Squibb, Tmunity Therapeutics, and Anixa Biosciences are developing CAR-T based treatments for ovarian cancer and TCR2 Therapeutics is developing TCR-T based treatment for ovarian cancer. We believe that Celyad, Mustang Bio, Kite, Amgen, Cellectis S.A., and Allogene Therapeutics are also using CAR-T technology to develop product candidates for the treatment of AML. The CAR-T technology space also has significant other competition including from multiple companies and their collaborators, such as Novartis and University of Pennsylvania, Kite and Gilead, Adaptimmune and GSK, Autolus Therapeutics, Poseida Therapeutics, and Bellicum Pharmaceuticals. We also face competition from non-cell based cancer treatments offered by other companies such as Amgen, AstraZeneca, Incyte, Merck, Abbvie, and Roche.
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
Our business involves complex operations and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. The loss of any key members of our management, including our Chief Executive Officer, Helen Sabzevari Ph.D., or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our product candidates for our target markets and executing on our business strategy.
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
In addition to the potential impacts to our operations, we may be required to implement, or reinstitute, precautions to mitigate the spread of the illness across our businesses, which may impact our ability to carry out our business as usual, including additional sanitation and cleaning procedures in our laboratories and other facilities, instituting remote working when possible, and implementing social distancing and staggered worktime requirements for our employees that must work on-site. An increase in remote working may also result in elevated susceptibility to cyber security risks. For example, during the COVID-19 pandemic, we had incurred additional costs as a result of these measures. These measures could also lead to reduced efficiency in our operations.
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
As a result of the Company's annual goodwill impairment test, the Company recorded a $10.4 million goodwill impairment charge resulting from our annual test for goodwill in our Exemplar segment in the year ended December 31, 2023. See Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report for additional discussion.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2023, we had net operating loss carryforwards of approximately $891.6 million for United States federal income tax purposes available to offset future taxable income, including $675.0 million generated after 2017, United States capital loss carryforwards of $212.5 million, and United States federal and state research and development tax credits of $13.5 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or Section 382. Net operating loss carryforwards generated prior to 2018 began to expire in 2023, and capital loss carryforwards will expire if unutilized beginning in 2024. As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of December 31, 2023, we had utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of December 31, 2023, approximately $39.7 million of domestic net operating losses were acquired via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation. As of December 31, 2023, our direct foreign subsidiaries included in continuing operations had foreign loss carryforwards of approximately $73.8 million, most of which do not expire.
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
For instance, we pursue protection of switch technologies, gene delivery technologies, and genetic componentry related to our pipeline products. In addition, we seek patents covering specific collaborator's products. We have also filed patents and patent applications in other jurisdictions, such as Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea and South Africa. In the future we may file in these or additional jurisdictions as deemed appropriate for the protection of our technologies.

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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by media or industry analysts, investor perceptions or negative announcements by our collaborators regarding their own performance, as well as industry conditions and general financial, economic and political instability. From January 1, 2022 through February 15, 2024, our common stock has traded as high as $3.99 per share and as low as $0.81 per share. The stock market in general, as well as the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:
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
As of December 31, 2023, Randal J. Kirk controlled approximately 39 percent of our common stock. If our executive officers and directors choose to act together, they may be able to significantly influence our management and operations, acting in their own best interests and not necessarily those of other shareholders.
We have historically been controlled and principally funded by Randal J. Kirk, our Executive Chairman, and affiliates of Mr. Kirk, including Third Security. As of February 15, 2024, Mr. Kirk and shareholders affiliated with him beneficially owned approximately 39 percent of our voting stock, and our executive officers and directors, as a group, owned approximately 41 percent of our voting common stock. Mr. Kirk may be able to control or significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, and he may be able to exert significant influence on other corporate actions as a result of his role as our Executive Chairman and status as a significant shareholder. Further, our executive officers and directors, acting together as shareholders, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, as well as our management and affairs. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders. This concentration of ownership control may:
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
In addition, as of December 31, 2023, there were 22,057,340 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, other contractual limitations and federal securities law limitations. As of December 31, 2023, there were 961,534 restricted stock units, or RSUs, outstanding. Shares issuable upon the exercise of such options and upon vesting of the RSUs can be freely sold in the public market upon issuance and once vested. Additionally, as of December 31, 2023, we had 4,502,466 shares available for grant under the 2019 Incentive Plan for Non-Employee Service Providers and 16,078,137 shares available for grant under the 2023 Omnibus

Incentive Plan.
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
Item 1B.    Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity Risk Management
At Precigen, cybersecurity risk management is an integral part of our overall enterprise risk management processes. Our cybersecurity risk management program is managed by our security steering team. Designed to align with industry best practices, our program provides a framework for identifying, monitoring, assessing and responding to cybersecurity threats and incidents and facilitates coordination across different departments of the Company. This framework includes steps for identifying the source of a cybersecurity threat or incident, including whether such cybersecurity threat or incident is associated with a third-party vendor or service provider, assessing the severity and risk of a cybersecurity threat or incident, implementing cybersecurity countermeasures and mitigation strategies and informing management and our board of directors of potentially material cybersecurity threats and incidents or other significant changes in the evolving cybersecurity threat landscape.
Our security steering team is responsible for assessing and maintaining our cybersecurity risk program, and engages third-party cybersecurity experts for risk assessment and system enhancements. In addition, we provide training to all employees both during the initial onboarding process and on an annual basis. We also conduct tabletop exercises to assess our cybersecurity readiness on an annual basis.
However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see "Risk Factors-If we experience a significant breach of data security or disruption in our information systems, our business could be adversely affected." in this annual report on Form 10-K.
Cybersecurity Governance
Management is responsible for identifying and assessing cybersecurity risks on an ongoing basis, establishing processes designed to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation and remediation measures, and maintaining cybersecurity programs. Our cybersecurity programs are managed under the direction of our Chief Operating Officer ("COO") who serves as the chairman of the security steering team and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks. The security steering team also includes the leadership of our Information Technology ("IT") team. The IT team consists of seasoned security professionals well-versed in emerging cybersecurity risks and solutions used to mitigate and remediate loss due to cybersecurity incidents. Precigen also employs the use of cybersecurity vendors to actively monitor and remediate cybersecurity threats and incidents. Management, including the COO, regularly updates the board of directors on the Company’s cybersecurity programs, material cybersecurity risks and mitigation strategies and provides quarterly cybersecurity updates. Such updates cover, among other topics, third-party assessments of the Company’s cybersecurity programs, developments in cybersecurity and updates to the Company’s cybersecurity programs and mitigation strategies.
Our board of directors has overall oversight responsibility for our risk management and is charged with oversight of our cybersecurity risk management program. The board is responsible for ensuring that management has policies and processes in place designed to identify, monitor, assess and respond to cybersecurity, data privacy and other information technology risks to which the Company is exposed and implement processes and programs to manage cybersecurity risks and mitigate cybersecurity threats and incidents.

Item 2.    Properties
We establish the geographic locations of our research and development operations based on proximity to the relevant market expertise and access to available talent pools. The following table shows information about our primary lab operations used in our healthcare operations as of December 31, 2023:

Location	Square Footage
Germantown, Maryland (Biopharmaceuticals segment)	61,048
Ghent, Belgium (Biopharmaceuticals segment)	10,538

Our primary domestic production and lab facilities, for our Exemplar segment, is located in Sioux County and Johnson County, Iowa, and include approximately 57,960 square feet of production, lab, and office facilities.

Our primary administrative offices, including our manufacturing capabilities for our lead product candidate, are in Germantown, Maryland. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments" appearing elsewhere in this Annual Report.
Item 3.    Legal Proceedings
In the course of our business, we are involved in litigation and legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2023, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
See "Notes to the Consolidated Financial Statements - Note 15" appearing elsewhere in this Annual Report for further discussion of ongoing legal matters.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders of Record
Our common stock trades on the Nasdaq Global Select Market, or Nasdaq, under the symbol "PGEN".
As of February 15, 2024, we had 312 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
The following graph shows a comparison from December 31, 2018 through December 31, 2023 of the cumulative total return for our common stock; the Standard & Poor's 500 Stock Index, or the S&P 500 Index; and the Nasdaq Biotechnology Index. The graph assumes that $100 was invested at the market close on December 31, 2018 in the common stock of Precigen, Inc., the S&P 500 Index, and the Nasdaq Biotechnology Index, and data for the S&P 500 Index and the Nasdaq Biotechnology Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of 60 Month Cumulative Total Return
Assumes Initial Investments of $100
December 2018

225.00
200.00
175.00
150.00
125.00
100.00
75.00
50.00
25.00
0.00
12/31/2018
3/29/2019
6/28/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/29/2023
12/29/2023
Precigen, Inc.
S&P 500 Index Total Returns
Nasdaq Biotechnology Index

Company / Index	Base Period 12/31/2018	3/29/2019	6/28/2019	9/30/2019	12/31/2019
Precigen, Inc.	$100.00	$80.43	$117.13	$87.46	$83.79
S&P 500 Index	100.00	113.07	117.35	118.74	128.88
Nasdaq Biotechnology Index	100.00	115.40	112.63	102.76	124.41

Company / Index	3/31/2020	6/30/2020	9/30/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021
Precigen, Inc.	$51.99	$76.30	$53.52	$155.96	$105.35	$99.69	$76.30	$56.73
S&P 500 Index	103.10	123.67	134.15	149.83	158.48	171.43	171.83	190.13
Nasdaq Biotechnology Index	111.46	141.20	139.86	156.36	155.24	169.14	167.07	155.37

Company / Index	3/31/2022	6/30/2022	9/30/2022	12/30/2022	3/31/2023	6/30/2023	9/29/2023	12/29/2023
Precigen, Inc.	$32.26	$20.49	$32.42	$23.24	$16.21	$17.58	$21.71	$20.49
S&P 500 Index	180.72	151.00	143.03	153.16	163.92	177.53	171.05	190.27
Nasdaq Biotechnology Index	136.88	123.17	123.79	138.43	135.54	133.95	129.90	143.60
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
(a) Sales of Unregistered Securities
None.

(b) Use of Proceeds
None.
(c) Issuer Repurchases of Equity Securities
None.
Item 6.    [Reserved]
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, Part I, Item 1, "Business" and Item 8, "Financial Statements and Supplementary Data." For information on risks and uncertainties related to our business that may make past performance not indicative of future results, or cause actual results to differ materially from any forward-looking statements, see "Special Note Regarding Forward-Looking Statements," and Part I, Item 1A, "Risk Factors." Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2022 compared to fiscal year 2021.
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
See further discussion regarding our ability to continue as a going concern below under the Liquidity and capital resources section on Item 7.
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
In future periods, in connection with our focus on healthcare, our revenues will primarily depend on our ability to advance and create our own programs and the extent to which we bring products enabled by our technologies to market. Other than for collaboration revenues recognized upon cancellation or modification of an existing collaboration or for revenues generated pursuant to future strategic transactions for any of our existing platforms or programs, we expect our collaboration revenues will continue to be minimal or zero in the near term, although if any new collaboration agreements or strategic transactions are entered into, revenue could be positively impacted . Our revenues will also depend upon our ability to maintain or improve the volume and pricing of Exemplar's current product and service offerings and to develop and scale up production of new offerings from the various technologies of our subsidiaries. As we focus on our healthcare business, we anticipate that our expenses will increase substantially if, and as, we continue to advance the preclinical and clinical development of our existing product candidates and our research programs. We expect some period of time, and in most cases a significant period of time, could pass before commercialization of our various product candidates or before the achievement of contractual milestones and the realization of royalties on product candidates commercialized under our collaborations. Accordingly, there can be no assurance as to the timing, magnitude, and predictability of revenues, if any, to which we might be entitled.
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
Our research and development expenses are generally incurred by our two reportable segments and primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services. Our Biopharmaceuticals segment is progressing preclinical and clinical programs that target urgent and intractable diseases in our core therapeutics areas of immuno-oncology, autoimmune disorders and infectious diseases, including PRGN-2012, PRGN-2009, PRGN-3005, PRGN-3006, PRGN-3007, and AG019. Our Exemplar Segment’s research and development activities relate to new and improved pig research models. The following table summarizes our research and development expenses on the consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021 incurred by reportable segment.

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Biopharmaceuticals	$48,353	$46,850	$47,644
Exemplar	261	320	289
Total consolidated research and development expenses	$48,614	$47,170	$47,933
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
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs, including stock-based compensation expense, for employees in executive, operational (including commercialization), finance, information technology, legal, and corporate communications functions. Other significant SG&A expenses include rent and utilities, insurance, accounting, and legal services (including the cost of settling any claims and lawsuits), and expenses associated with obtaining and maintaining our intellectual property.
SG&A expenses may fluctuate in the future depending on the scaling of our corporate functions required to support our corporate initiatives, the build-up of our commercialization efforts and the outcomes of legal claims and assessments against us.
Other income (expense), net
Other income consists of gain on convertible debt retirement and interest earned on our cash and cash equivalents and short-term and long-term investments, and may fluctuate based on amounts invested and current interest rates.
Other expense consists primarily of interest on our Convertible Notes, which decreased in 2023 due to retirement of our Convertibles Notes. See "Notes to the Condensed Consolidated Financial Statements - Note 10" appearing elsewhere in this Annual Report for further discussion.
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
Segment performance
We use Segment Adjusted EBITDA as our primary measure of segment performance. We define Segment Adjusted EBITDA as net income (loss) before (i) interest expense and interest income, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net loss of affiliates, and (x) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates, but includes proceeds from the sale of assets in the period sold. See "Notes to the Consolidated Financial Statements - Note 16" appearing elsewhere in this Annual Report for further discussion of Segment Adjusted EBITDA.

Results of operations
Comparison of the year ended December 31, 2023 to the year ended December 31, 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022, together with the changes in those items in dollars and as a percentage:

	Year Ended December 31,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Revenues
Collaboration and licensing revenues	$75	$14,661	$(14,586)	(99.5)%
Product revenues	840	1,903	(1,063)	(55.9)%
Service revenues	5,301	10,094	(4,793)	(47.5)%
Other revenues	9	251	(242)	(96.4)%
Total revenues	6,225	26,909	(20,684)	(76.9)%
Operating expenses
Cost of products and services	6,119	6,339	(220)	(3.5)%
Research and development	48,614	47,170	1,444	3.1%
Selling, general and administrative	40,415	48,006	(7,591)	(15.8)%
Impairment of goodwill	10,390	482	9,908	>200%
Impairment of other noncurrent assets	445	638	(193)	(30.3)%
Total operating expenses	105,983	102,635	3,348	3.3%
Operating loss	(99,758)	(75,726)	(24,032)	31.7%
Total other income (expense), net	3,396	(5,102)	8,498	166.6%
Equity in net income of affiliates	—	862	(862)	(100.0)%
Loss from continuing operations before income taxes	(96,362)	(79,966)	(16,396)	20.5%
Income tax benefit	458	189	269	142.3%
Loss from continuing operations	(95,904)	(79,777)	(16,127)	20.2%
Income from discontinued operations, net of income tax benefit (1)	—	108,094	(108,094)	(100.0)%
Net income (loss)	$(95,904)	$28,317	$(124,221)	>(400)%
1.See "Notes to the Consolidated Financial Statements - Note 3" appearing elsewhere in this Annual Report.
Collaboration and licensing revenues
The following table shows the collaboration and licensing revenue recognized for the years ended December 31, 2023 and 2022, together with the changes in those items.

	Year Ended December 31,		Dollar Change
	2023	2022
	(In thousands)
Intrexon Energy Partners, LLC	—	3,768	(3,768)
Intrexon Energy Partners II, LLC	—	10,793	(10,793)
Other	75	100	(25)
Total	$75	$14,661	$(14,586)
Collaboration and licensing revenues decreased $14.6 million, or 99.5%, compared to the year ended December 31, 2022, primarily due to the fact we obtained control of Intrexon Energy Partners and Intrexon Energy Partners II in 2022. In obtaining control, we recognized the remaining balance of deferred revenue associated with Intrexon Energy Partners and Intrexon

Energy Partners II, less the amounts paid to acquire the membership interests of the investors. See "Notes to the Consolidated Financial Statements - Note 5" appearing elsewhere in this Annual Report for further discussion of Intrexon Energy Partners and Intrexon Energy Partners II.
Product and services revenues, and gross margin
Product and service revenues decreased $5.9 million or 48.8%, compared to the year ended December 31, 2022. This decrease is related to reductions in services performed at Exemplar. Gross margin on product and services declined in the current period primarily as a result of the decreased revenues.
Research and development expenses
Research and development expenses increased $1.4 million, or 3.1%, compared to the year ended December 31, 2022. Salaries, benefits, and other personnel costs increased $2.8 million due to an increase in the hiring of employees to support the growth in the Company's development activities, and to a lesser extent, increases in salaries of our continuing employees. These increases were offset by less expenses incurred related to preclinical research programs for the comparable period.
Selling, general and administrative expenses
SG&A expenses decreased $7.6 million, or 15.8%, compared to the year ended December 31, 2022. This decrease was primarily driven by a reduction in professional fees of $6.5 million, due to decreased legal fees associated with certain litigation matters, and $0.7 million decreased insurance related premiums.
Impairment of goodwill
We recorded an impairment loss for the year ended December 31, 2023 of $10.4 million resulting from our annual test for goodwill in our Exemplar segment on December 31, 2023. See "Notes to the Consolidated Financial Statements - Note 9" appearing elsewhere in this Annual Report for further discussion of Exemplar goodwill impairment.
Total other income (expense), net
Total other income (expense), net, went from a net expense of $(5.1) million in 2022 to $3.4 million income, net in 2023, or a change of $8.5 million, or 167% between the year ended December 31, 2022 to the year ended December 31, 2023. This is primarily due to $6.3 million in reduced interest expense associated with the Convertible Notes as they were fully retired in the second quarter of 2023, and $3.1 million increased interest income due to higher interest rates on investments. This increase was partially offset by a $0.9 million decrease in gain recorded on the early retirement of a portion of our Convertible Notes in the year ended December 31, 2023 compared to the year ended December 31, 2022.
Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the years ended December 31, 2023 and 2022, for each of our reportable segments.

	Year Ended December 31,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(75,339)	$(77,542)	$2,203	2.8%
Exemplar	(726)	4,997	(5,723)	(114.5)%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Consolidated Financial Statements - Note 16" appearing elsewhere in this Annual Report.

The following table summarizes revenues from external customers for the years ended December 31, 2023 and 2022, for each of our reportable segments.

	Year Ended December 31,		Dollar Change	Percent Change
	2023	2022
	(In thousands)
Biopharmaceuticals	$75	$14,894	$(14,819)	(99.5)%
Exemplar	6,150	12,015	(5,865)	(48.8)%
Biopharmaceuticals
The decrease in revenues for Biopharmaceuticals was primarily due to the fact that we obtained control of Intrexon Energy Partners and Intrexon Energy Partners II in the third quarter of 2022. In obtaining control, we recognized the remaining balance of deferred revenue associated with Intrexon Energy Partners and Intrexon Energy Partners II, less the amounts paid to acquire the membership interests of the investors. See "Notes to the Consolidated Financial Statements - Note 5 " appearing elsewhere in this Annual Report for further detail. Segment Adjusted EBITDA loss decreased primarily as a result of a reduction of Selling, general and administrative expenses.
Exemplar
Revenues for Exemplar decreased due to a decrease in services performed resulting from a lower demand from existing customers. The decline in Segment Adjusted EBITDA was primarily due to the decreased revenues.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception, and as of December 31, 2023, we had an accumulated deficit of $2.0 billion. From our inception through December 31, 2023, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers, and sales of non-core businesses. As of December 31, 2023, we had cash and cash equivalents of $7.6 million and short-term and long-term investments of $55.3 million. Cash in excess of immediate requirements is typically invested primarily in money market funds, and United States government debt securities in order to maintain liquidity and preserve capital.
In January 2023, we closed a public offering of 43,962,640 shares of our common stock, resulting in net proceeds to us of $72.8 million, after deducting underwriting discounts, fees, and other offering expenses.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net cash provided by (used in):
Operating activities	$(66,930)	$(65,045)	$(55,771)
Investing activities	(3,087)	226,417	(74,540)
Financing activities	29,589	(155,292)	121,187
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(320)	(827)	217
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(40,748)	$5,253	$(8,907)

Cash flows from operating activities:
In 2023, our net loss was $95.9 million, which includes the following significant noncash expenses: (i) $9.9 million of stock-based compensation expense, (ii) $10.8 million impairment losses, (iii) $6.7 million of depreciation and amortization expense, offset by (iv) $1.8 million due to amortization of discounts on investments. In addition, changes in operating assets and liabilities increased cash from operating activities by $3.4 million.
In 2022, our net income was $28.3 million, which included a gain on sale of discontinued operations of $94.7 million which is presented as an adjustment to net income to net cash used in operating activities. Additional adjustments to reconcile net income to net cash used in operating activities netted to approximately $24.0 million, from both continuing and discontinued operations, with the most significant adjustments including: (i) $10.2 million of stock-based compensation expense, (ii) $10.8 million of depreciation and amortization expense, and (iii) $1.0 million accretion of debt discount and amortization of deferred financing costs. In addition, changes in operating assets and liabilities reduced net income by $22.7 million, which the most significant change being a reduction in deferred revenue of $23.4 million.
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
Our 2023 cash used in operations increased by $1.9 million from the year ended December 31, 2022, primarily due to decreased cash flow from operations provided by Trans Ova (which was sold in August 2022) and a decrease in cash flow from operations at Exemplar partially offset by a reduction in selling, general and administrative expenses, a decrease in interest paid in 2023 compared to 2022 due to the retirement in 2023 of our Convertible Notes, and cash paid to acquire Intrexon Energy Partners and Intrexon Energy Partners II membership interest, which was recorded as a reduction in revenue in 2022 that did not occur in 2023.
Our 2022 cash outflows used in operations increased $9.3 million from the year ended December 31, 2021 primarily due to decreased cash flow from operations provided by Trans Ova (which was sold in August 2022) and Exemplar.
Cash flows from investing activities:
During 2023, we purchased $185.0 million of investments, using both the proceeds received from the underwritten public offering discussed below under cash flows from financing activities as well as reinvesting a portion of the proceeds received from the $183.4 million sales and maturities of investments. We also purchased $1.5 million of property plant and equipment.
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
Cash flows from financing activities:
During 2023, we received $72.8 million of proceeds from the sale of our common stock in an underwritten public offering and retired $43.2 million of our Convertible Notes using restricted cash.
During 2022, we repurchased Convertible Notes for $155.3 million using restricted cash.
During 2021, we received $121.0 million proceeds from the sale of our common stock in an underwritten public offering.
Future capital requirements
Our future capital requirements will depend on many factors, including:
•progress in our research and development programs, as well as the magnitude and speed of development of these programs;

•capital expenditures to building out our manufacturing capabilities and preparing for commercial readiness;
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
Our consolidated financial statements as of and for the year ended December 31, 2023 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our balance of cash, cash equivalents and short-term investments of $62.9 million at December 31, 2023 and forecasted negative cash flows from operating activities for the foreseeable future, there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.
Our ability to continue as a going concern is dependent upon the successful execution of our management’s plans, which include raising additional capital in the near term. This additional capital could be raised through a combination of non-dilutive financings (including debt financings, collaborations, strategic alliances, monetization of non-core assets, marketing, distribution or licensing arrangements), dilutive financings (including equity and/or debt financings with an equity component) and, in the longer term, from revenue related to product sales, to the extent its product candidates receive marketing approval and can be commercialized. There can be no assurance that new financings or other transactions will be available to us on commercially acceptable terms, or at all, and such financings may adversely affect the holdings or rights of our stockholders and may cause significant dilution to existing stockholders. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition.
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of December 31, 2023 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$9,710	$1,946	$3,418	$2,499	$1,847
Leases not yet commenced	706	235	471	—	—
Total	$10,416	$2,181	$3,889	$2,499	$1,847
In addition to the obligations in the table above, as of December 31, 2023 we are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products that incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. As of December 31, 2023, we also had research and development commitments with third parties totaling $17.8 million that had not yet been incurred.
Net operating losses
As of December 31, 2023, we had net operating loss carryforwards of approximately $891.6 million for United States federal income tax purposes available to offset future taxable income, including $675.0 million generated after 2017, United States capital loss carryforwards of $212.5 million, and United States federal and state research and development tax credits of approximately $13.5 million, prior to consideration of annual limitations that may be imposed under Section 382. Net operating loss carryforwards generated prior to 2018 begin to expire in 2023, and capital loss carryforwards will expire if unutilized beginning in 2024. Our foreign subsidiaries included in continuing operations have foreign loss carryforwards of approximately $73.8 million, most of which do not expire. Excluding certain deferred tax liabilities totaling $1.8 million, our remaining net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.
As a result of our past issuances of our common stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of December 31, 2023, Precigen has utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of December 31, 2023, approximately $39.7 million of domestic net operating losses were inherited via acquisitions and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
Critical accounting estimates
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

Revenue recognition
We recognize revenue when our customer obtains control of the promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the promises and distinct performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligations. In 2022 and 2021, collaboration and licensing revenues was considered a critical accounting policy and estimate since the associated revenue or deferred revenue were significant. Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K for management’s discussion of this critical accounting policy and estimate. In 2023, such accounting policy and estimate is not considered critical as the associated revenue and deferred revenue are not significant.
Product and service revenues
Our product and service revenues are generated primarily through Exemplar, it generates product and service revenues through the development and sale of genetically engineered miniature swine models. We evaluate each promised product or service under our contracts and identify performance obligations for each distinct product or services. We then allocate the transaction price of the contract to each performance obligation, recognizing the transaction price as revenue at a point in time when control of the promised product is transferred to the customer or over time when the promised service is rendered. We typically recognize revenue using an out-based measure, generally time elapsed or days of service, to measure progress and transfer of the control of the performance obligation to the customer. Payment terms are typically due within 30 days of invoicing, which occurs prior to or when revenue is recognized. We recognized $6.1 million, $12.0 million, and $13.3 million of product and service revenues for the years ended December 31, 2023, 2022, and 2021, respectively.
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
During the years ended December 31, 2023 and 2022, we recorded $10.8 million and $1.1 million, respectively, of impairment charges from continuing operations to write down the values of goodwill and other long-lived assets. See additional discussion regarding these impairments in "Notes to the Consolidated Financial Statements - Note 8 and 9" appearing elsewhere in this Annual Report.
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
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $62.9 million and $56.0 million as of December 31, 2023 and 2022, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, corporate bonds, United States government debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our investments consist of corporate bonds, United States government debt securities and certificates of deposit, which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Item 8.    Financial Statements and Supplementary Data
The information required by this Item 8 is contained on pages F-1 through F-53 of this Annual Report.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
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
Item 11.    Executive Compensation
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
Item 14.    Principal Accounting Fees and Services
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report:
1.Financial Statements.
Consolidated Financial Statements of Precigen, Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021
Notes to the Consolidated Financial Statements
2.Financial Statement Schedules.
All financial statement schedules have been omitted because either the required information is not applicable or the information required is included in the consolidated financial statements and notes thereto included in this Annual Report.
3.Exhibits.
The exhibits are listed in Item 15(b) below.
(b)Exhibits
The following exhibits are filed with this Annual Report or incorporated by reference:

Exhibit No.	Description

3.1*	Amended and Restated Articles of Incorporation (12)

3.2*	Amended and Restated Bylaws (15)

4.1*	Specimen certificate evidencing shares of common stock (17)

4.2*	Form of Second Amended and Restated Warrant to Purchase Shares of Common Stock (1)

4.3	Description of Securities (13)

10.1†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 9, 2014 (3)

10.1A†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, Form of Restricted Stock Agreement (3)

10.1B†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, Form of Incentive Stock Option Agreement (3)

10.1C†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, Form of Nonqualified Stock Option Agreement (3)

10.1D†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 11, 2015 (4)

10.1E†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 9, 2016 (5)

10.1F†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 28, 2017 (6)

10.1G†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective as of June 7, 2018 (8)

10.1H†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective as of June 12, 2019 (10)

10.1I†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective January 5, 2020 (14)

10.1J†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective as of June 19, 2020 (16)

10.1K†*	2013 Amended and Restated Omnibus Incentive Plan of the Company, as amended, Form of Restricted Stock Unit Agreement for Officers (7)

10.1L†*	2013 Amended and Restated Omnibus Incentive Plan of the Company, as amended, Form of Restricted Stock Unit Agreement for Directors (7)

10.2*	2019 Incentive Plan of the Company for Non-Employee Service Providers, effective as of June 12, 2019 (10)

10.3†*	Form of Continuing Employment Agreement (2019) (9)

10.4†*	Employment Agreement, dated January 1, 2020, by and between the Company and Helen Sabzevari, Ph.D. (11)

10.5†*	Executive Chairman Compensation Arrangement, by and between the Company and Randal J. Kirk (18)

10.6*	Securities Issuance Agreement by and among the Company, The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center dated as of January 13, 2015 (2)

10.7#*	Amended and Restated Exclusive License Agreement with Alaunos Therapeutics, dated April 3, 2023 (19)

10.8†*	Precigen, Inc. 2023 Omnibus Incentive Plan (11)

10.9†*	Form of Restricted Stock Unit Agreement under the 2023 Omnibus Incentive Plan

10.10†**	Form of Incentive Stock Option Agreement under the 2023 Omnibus Incentive Plan

10.11†**	Form of Continuing Employment Agreement (2024)

21.1	List of Subsidiaries of Precigen, Inc.

23.1	Consent of Deloitte & Touche LLP

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

97**	Precigen, Inc. Financial Statement Compensation Recoupment Policy

101**
Interactive Data File (Precigen, Inc. and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2023, 2022, and 2021, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) the Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021, (iii) the Consolidated Statements of Shareholders' and Total Equity for the years ended December 31, 2023, 2022, and 2021, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021 and (v) the Notes to the Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Previously filed and incorporated by reference to the exhibit indicated in the following filings by the Company:

(1)	Amendment No. 1 to Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 29, 2013.

(2)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2015.

(3)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2014.

(4)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2015.

(5)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2016.

(6)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2017.

(7)	Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2018.

(8)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 8, 2018.

(9)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2019.

(10)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2019.

(11)	Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 6, 2023.

(12)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2020.

(13)	Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2020.

(14)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2020.

(15)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2020.

(16)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2020.

(17)	Registration Statement on Form S-3, filed with the Securities and Exchange Commission on June 22, 2020.

(18)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2020.

(19)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 10, 2023.
**    Furnished herewith
†    Indicates management contract or compensatory plan.
#    Portions of the exhibit (indicated by asterisks) have been omitted in compliance with Item 601 of Regulation S-K.
(c)Financial Statement Schedules
The response to Item 15(a)2 is incorporated herein by reference as applicable.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 19, 2024

PRECIGEN, INC.

By:	/S/ HELEN SABZEVARI
Helen Sabzevari Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HELEN SABZEVARI	Chief Executive Officer and Director (Principal Executive Officer)	3/19/2024
Helen Sabzevari

/S/ HARRY THOMASIAN JR.	Chief Financial Officer (Principal Accounting and Financial Officer)	3/19/2024
Harry Thomasian Jr.

/S/ RANDAL J. KIRK	Executive Chairman	3/19/2024
Randal J. Kirk

/S/ CESAR L. ALVAREZ	Director	3/19/2024
Cesar L. Alvarez

/S/ STEVEN FRANK	Director	3/19/2024
Steven Frank

/S/ VINITA D. GUPTA	Director	3/19/2024
Vinita D. Gupta

/S/ FRED HASSAN	Director	3/19/2024
Fred Hassan

/S/ JEFFREY B. KINDLER	Director	3/19/2024
Jeffrey B. Kindler

/S/ DEAN J. MITCHELL	Director	3/19/2024
Dean J. Mitchell

/S/ JAMES S. TURLEY	Director	3/19/2024
James S. Turley

Precigen, Inc. and Subsidiaries
Consolidated Financial Statements
December 31, 2023, 2022, and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Precigen, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Precigen, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since its inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Goodwill - Exemplar Reporting Unit - Refer to Notes 2 and 9 to the financial statements
Critical Audit Matter Description
The Company's goodwill balance for Exemplar reporting unit was $9,686 thousand as of December 31, 2023. For the year ended December 31, 2023, the Company recorded an $10,390 thousand impairment charge related to the Exemplar reporting unit. As the Company completed its calendar year 2024 forecast in the fourth quarter of 2023, it revised its outlook for the Exemplar business, resulting in lower financial projections compared to the prior year strategic planning cycle. The revised projections were used as a key input into Exemplar's reporting unit’s annual goodwill impairment test performed as of December 31, 2023. The impairment charge recorded represented the estimated excess of carrying value over fair value of this reporting unit. The Company determined the fair value of the Exemplar reporting unit using the income approach in which fair value derived from forecasted future cash flows, discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The projections incorporated the effect of current market conditions, including revenue growth, customer attrition, operating margins, capital expenditures, and working capital dynamics.
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
•We performed a sensitivity analysis of the forecasts of future revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and capital expenditures, which included their impact on the fair value of the Exemplar reporting unit.
•We evaluated management’s ability to accurately forecast future Exemplar reporting unit revenue and operating income, comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s Exemplar reporting unit revenue growth rates, EBITDA projections and timing of future cash flows by comparing the forecasts to:
◦Historical results and current performance.
◦Internal communications to management and the Board of Directors.
◦Forecasted information included in industry reports considering macroeconomic factors.
•With the assistance of our fair value specialists, we evaluated (1) the valuation methodology utilized, including testing mathematical accuracy of calculations and (2) the terminal growth rates and the discount rate.
/s/ Deloitte & Touche LLP
Baltimore, Maryland
March 19, 2024
We have served as the Company’s auditor since 2019.

Precigen, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2023 and 2022

(Amounts in thousands, except share data)	2023	2022
Assets
Current assets
Cash and cash equivalents	$7,578	$4,858
Restricted cash	—	43,339
Short-term investments	55,277	51,092
Receivables
Trade, less allowance for credit losses of $184 as of both December 31, 2023 and 2022	902	978
Other	673	12,826
Prepaid expenses and other	4,325	5,066
Total current assets	68,755	118,159
Property, plant and equipment, net	7,111	7,329
Intangible assets, net	40,701	44,455
Goodwill	26,612	36,923
Right-of-use assets	7,097	8,086
Other assets	767	1,025
Total assets	$151,043	$215,977

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2023 and 2022

(Amounts in thousands, except share data)	2023	2022
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$1,726	$4,068
Accrued compensation and benefits	8,250	6,377
Other accrued liabilities	6,223	4,997
Settlement and indemnification accrual	5,075	18,750
Deferred revenue	509	25
Current portion of long-term debt	—	43,219
Current portion of lease liabilities	1,202	1,209
Total current liabilities	22,985	78,645
Deferred revenue, net of current portion	1,818	1,818
Lease liabilities, net of current portion	5,895	6,992
Deferred tax liabilities	1,847	2,263
Total liabilities	32,545	89,718
Commitments and contingencies (Note 15)
Shareholders' equity
Common stock, no par value, 400,000,000 shares authorized as of December 31, 2023 and 2022; 256,398,527 shares and 208,150,021 shares issued as of December 31, 2023 and 2022, 248,919,096 shares and 208,150,021 shares outstanding December 31, 2023 and 2022, respectively.	—	—
Additional paid-in capital	2,084,916	1,998,314
Accumulated deficit	(1,964,471)	(1,868,567)
Accumulated other comprehensive loss	(1,947)	(3,488)
Total shareholders' equity	118,498	126,259
Total liabilities and shareholders' equity	$151,043	$215,977

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2023, 2022, and 2021

(Amounts in thousands, except share and per share data)	2023	2022	2021
Revenues
Collaboration and licensing revenues, including $14,561 from related parties in 2022	$75	$14,661	$506
Product revenues	840	1,903	2,164
Service revenues	5,301	10,094	11,095
Other revenues	9	251	502
Total revenues	6,225	26,909	14,267
Operating Expenses
Cost of products and services	6,119	6,339	5,745
Research and development	48,614	47,170	47,933
Selling, general and administrative	40,415	48,006	51,994
Impairment of goodwill	10,390	482	—
Impairment of other noncurrent assets	445	638	543
Total operating expenses	105,983	102,635	106,215
Operating loss	(99,758)	(75,726)	(91,948)
Other Income (expense), Net
Interest expense	(468)	(6,774)	(18,755)
Interest income	3,237	133	171
Other income (expense), net	627	1,539	(432)
Total other income (expense), net	3,396	(5,102)	(19,016)
Equity in net income (loss) of affiliates	—	862	(3)
Loss from continuing operations before income taxes	(96,362)	(79,966)	(110,967)
Income tax benefit	458	189	160
Loss from continuing operations	(95,904)	(79,777)	(110,807)
Income from discontinued operations, net of income tax benefit	—	108,094	18,641
Net (loss) income	$(95,904)	$28,317	$(92,166)
Net (Loss) Income per Share
Net loss from continuing operations per share, basic and diluted	$(0.39)	$(0.40)	$(0.56)
Net income from discontinued operations per share, basic and diluted	0.00	0.54	0.09
Net (loss) Income per share, basic and diluted	$(0.39)	$0.14	$(0.47)
Weighted average shares outstanding, basic and diluted	244,536,221	200,360,821	197,759,900

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (loss)
Years Ended December 31, 2023, 2022, and 2021

(Amounts in thousands)	2023	2022	2021
Net (loss) income	$(95,904)	$28,317	$(92,166)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	727	(431)	(344)
Gain (loss) on foreign currency translation adjustments	814	(3,262)	(3,450)
Comprehensive (loss) Income	$(94,363)	$24,624	$(95,960)

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2023, 2022, and 2021

(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2020	187,663,207	$—	$1,886,567	$3,997	$(1,823,390)	$67,174
Stock-based compensation expense	—	—	13,904	—	—	13,904
Shares issued upon vesting of restricted stock units and for exercises of stock options and warrants	1,751,896	—	608	—	—	608
Shares issued as payment for services	74,771	—	577	—	—	577
Shares issued in public offering, net of issuance costs	17,250,000	—	121,045	—	—	121,045
Net loss	—	—	—	—	(92,166)	(92,166)
Other comprehensive loss	—	—	—	(3,794)	—	(3,794)
Balances at December 31, 2021	206,739,874	$—	$2,022,701	$203	$(1,915,556)	$107,348

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2023, 2022, and 2021

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

Precigen, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2023, 2022, and 2021

(Amounts in thousands, except share data)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	208,150,021	$—	—	$—	$1,998,314	$(3,488)	$(1,868,567)	$126,259
Stock-based compensation expense	—	—	—	—	9,888	—	—	9,888
Shares issued upon vesting of restricted stock units and for exercises of stock options	751,233	—	—	—	—	—	—	—
Shares issued for accrued compensation	3,068,825	—	—	—	3,361	—	—	3,361
Shares issued as payment for services	465,808	—	—	—	545	—	—	545
Shares issued in public offering, net of issuance costs	43,962,640	—	—	—	72,808	—	—	72,808
Shares returned pursuant to share lending agreement	(7,479,431)	—	7,479,431	—	—	—	—	—
Net loss	—	—	—	—	—	—	(95,904)	(95,904)
Other comprehensive income	—	—	—	—	—	1,541	—	1,541
Balances at December 31, 2023	248,919,096	$—	7,479,431	$—	$2,084,916	$(1,947)	$(1,964,471)	$118,498

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022, and 2021

(Amounts in thousands)	2023	2022	2021
Cash flows from operating activities
Net (loss) income	$(95,904)	$28,317	$(92,166)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,668	10,765	13,761
(Loss) Gain on disposals of assets, net	(72)	421	150
Impairment of goodwill	10,390	482	—
Impairment of other noncurrent assets	445	638	543
Gain on sale of discontinued operations	—	(94,702)	—
Gain on debt retirement	(60)	(961)	—
Amortization of premiums (discounts) on investments, net	(1,809)	832	1,232
Equity in net (income) loss of affiliates	—	(862)	3
Stock-based compensation expense	9,888	10,206	13,904
Shares issued as payment for services	545	575	577
Provision for credit losses	—	944	1,268
Accretion of debt discount and amortization of deferred financing costs	60	1,042	11,735
Deferred income taxes	(479)	(150)	(167)
Noncash gain on termination of leases	—	—	(5,831)
Other noncash items	2	107	24
Changes in operating assets and liabilities:
Receivables:
Trade	76	(2,175)	(6,230)
Other	12,153	(11,338)	(330)
Prepaid expenses and other	748	2,630	(1,383)
Other assets	129	(101)	305
Accounts payable	(2,421)	379	420
Accrued compensation and benefits	5,227	(37)	2,853
Other accrued liabilities	782	(1,517)	1,858
Deferred revenue	484	(23,396)	1,656
Lease liabilities	(107)	(107)	97
Other long-term liabilities	—	(37)	(50)
Settlement and Indemnification Accruals	(13,675)	13,000	—
Net cash used in operating activities	(66,930)	(65,045)	(55,771)
The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022, and 2021

(Amounts in thousands)	2023	2022	2021
Cash flows from investing activities
Purchases of investments	(185,026)	—	(174,221)
Sales and maturities of investments	183,377	68,441	100,168
Purchases of property, plant and equipment	(1,536)	(4,924)	(7,247)
Proceeds from sale of assets	98	594	3,006
Proceeds from sale of discontinued operations	—	162,306	—
Proceeds from repayment of notes receivable	—	—	3,754
Net cash (used in) provided by investing activities	(3,087)	226,417	(74,540)
Cash flows from financing activities
Proceeds from issuance of common stock , net of issuance costs	72,808	—	121,045
Payments of long-term debt, including cost to retire of $120 and $588 in 2023 and 2022, respectively	(43,219)	(155,293)	(466)
Proceeds from stock option exercises	—	1	608
Net cash provided by (used in) financing activities	29,589	(155,292)	121,187
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(320)	(827)	217
Net (decrease) increase in cash, cash equivalents, and restricted cash	(40,748)	5,253	(8,907)
Cash, cash equivalents, and restricted cash
Beginning of year	48,596	43,343	52,250
End of year	$7,848	$48,596	$43,343

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022, and 2021

(Amounts in thousands)	2023	2022	2021
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,171	$8,535	$7,155
Cash paid during the period for income taxes	21	—	36
Significant noncash activities
Accrued compensation paid in equity awards	3,361	1,698	—
Purchases of property and equipment included in accounts payable and other accrued liabilities	566	40	820
Proceeds from sale of assets included in receivables	—	—	14

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of December 31, 2023 and 2022 as shown above:

	2023	2022
Cash and cash equivalents	$7,578	$4,858
Restricted cash	—	43,339
Restricted cash included in other assets	270	399
Cash, cash equivalents, and restricted cash	$7,848	$48,596

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
Discontinued Operations
On August 18, 2022, Precigen completed the sale of 100% of the issued and outstanding membership interests in its wholly-owned subsidiary, Trans Ova Genetics, L.C. (“Trans Ova”), a provider of reproductive technologies, including services and products sold to cattle breeders and other producers. Trans Ova has been presented as discontinued operations for all periods through its sale in August of 2022. See Note 3 for further discussion. Trans Ova was formerly a separate reportable segment.
Beginning in the second quarter of 2020, the Company suspended its proprietary methane bioconversion platform operations and began the process to wind down MBP Titan's activities and had substantially completed the wind down by December 31, 2020, with the final disposition of certain property and equipment and the facility operating lease occurring in January 2021. MBP Titan has been presented as discontinued operations for all periods through the finalization of its sale in January 2021. See Note 3 for further discussion.
Liquidity and Going Concern
During the twelve months ended December 31, 2023, we incurred a loss from continuing operations of $95.9 million and used $66.9 million of cash in our operations, and as of December 31, 2023, had an accumulated deficit of $1,964.5 million. The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows from operations to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. In addition, as of December 31, 2023, the Company had $62.9 million in cash, cash equivalents and short-term investments, and had no committed source of additional funding from either debt or equity financings. The Company’s current cash and investments position is not sufficient to fund the Company's planned operations through one year after the date the consolidated financial statements are issued and accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.

The Company’s ability to fund its operations on an ongoing basis is dependent upon the successful execution of management’s plans, which include raising additional capital in the near term. This additional capital could be raised through a combination of non-dilutive financings (including debt financings, collaborations, strategic alliances, monetization of non-core assets, marketing, distribution or licensing arrangements), dilutive financings (including equity and/or debt financings which may include an equity component) and, in the longer term, from revenue related to product sales, to the extent its product candidates receive marketing approval and can be commercialized. There can be no assurance that new financings or other transactions will be available to the Company on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances, monetization of non-core assets or marketing, distribution or licensing arrangement may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, which may include research and development and clinical trials. This may have a material adverse effect on the Company’s business, financial condition, results of operations and ability to operate as a going concern.
These consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements reflect the operations of Precigen and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
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
Collaboration and licensing revenues
The Company has historically generated collaboration and licensing revenues through agreements with collaborators (known as exclusive channel collaborations or "ECCs") and licensing agreements whereby the collaborators or the licensee obtained exclusive access to the Company's proprietary technologies for use in the research, development and commercialization of products and/or treatments in a contractually specified field of use. Generally, the terms of these agreements provided that the Company received some or all of the following: (i) upfront payments upon consummation of the agreement; (ii) reimbursements for costs incurred by the Company for research and development and/or manufacturing efforts related to specific applications provided for in the agreement; (iii) milestone payments upon the achievement of specified development, regulatory, and commercial activities; and (iv) royalties on sales of products arising from the collaboration or licensing agreement. The agreement typically continued in perpetuity unless terminated and each of the Company's collaborators retain a right to terminate the agreement upon providing the Company written notice a certain period of time prior to such termination, generally 90 days.
The Company's collaboration and licensing agreements typically contain multiple promises, including technology licenses, research and development services and, in certain cases, manufacturing services. The Company determined whether each of the promises is a distinct performance obligation. As the nature of the promises in the Company's collaboration and licensing agreements were highly integrated and interrelated, the Company typically combined most of its promises into a single performance obligation. Because the Company was performing research and development services during early-stage development, the services were integral to the utilization of the technology license. Therefore, the Company determined that the technology license and research and development services were typically inseparable from each other during the performance period of its collaboration and licensing agreements. Options to acquire additional services were considered to determine if they constituted material rights. Contingent manufacturing services that may be provided under certain of the Company's agreements were considered to be a separate future contract and not part of the collaboration or licensing agreement.
At contract inception, the Company determined the transaction price, including fixed consideration and any estimated amounts of variable consideration. The transaction price was allocated to the performance obligations in the agreement based on the standalone selling price of each performance obligation. The Company utilized judgment to determine the most appropriate method to measure its progress of performance under the agreement, primarily based on inputs necessary to fulfill the performance obligation.
From time to time, the Company and certain collaborators may cancel their agreements, relieving the Company of any further performance obligations under the agreement. Upon such cancellation or when the Company has determined no further performance obligations are required of the Company under an agreement, the Company recognizes any remaining deferred revenue as revenue.
Product and service revenues
The Company's product and service revenues are generated through Exemplar which generates product and service revenues through the development and sale of genetically engineered miniature swine models. The Company evaluates each promised product or service under its contracts and identifies performance obligations for each distinct product or service. The Company then allocates the transaction price of the contract to each performance obligation, recognizing the transaction price as revenue at a point in time when control of the promised product or over time when the promised service is rendered. The Company typically recognizes revenue using an output-based measure, generally time elapsed or days of service, to measure progress and transfer of the control of the performance obligation to the customer. Payment terms are typically due within 30 days of invoicing, which occurs prior to or when revenue is recognized.
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
The Company has research and development arrangements with third parties that include upfront and milestone payments. As of December 31, 2023 and 2022, the Company had research and development commitments with third parties that had not yet been incurred totaling $17,800 and $19,909, respectively. The commitments are generally cancellable by the Company by providing written notice at least sixty days before the desire termination date.
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
Restricted Cash
Included in the Consolidated Balance Sheet as of December 31, 2022, is restricted cash of $43,339. This cash was restricted for the permitted purposes related to our Convertible Notes, including the resolution of such notes. See Note 10 for further discussion.

Short-term and Long-Term Investments
As of December 31, 2023 and 2022 short-term and long-term investments include corporate bonds, United States government debt securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date.
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
Concentrations of Risk
Due to the Company's fixed rate securities holdings, the Company's investment portfolio is susceptible to changes in interest rates. As of December 31, 2023, gross unrealized losses on the Company's short-term investments were not material. From time to time, the Company may liquidate some or all of its investments to fund operational needs or other activities, such as capital expenditures or business acquisitions. Although the Company has no intent to liquidate such investments, depending on which investments the Company liquidates to fund these activities, the Company could recognize a portion, or all, of the gross unrealized losses.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade and other receivables. The Company manages credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable.
Equity Method Investments
The Company has accounted for its investment in its joint ventures ("JVs") using the equity method of accounting based upon relative ownership interest. At December 31, 2023 and 2022, the Company does not hold any material investments in JVs.
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
As of December 31, 2023 and 2022, the Company determined that certain of its collaborators and JVs were VIEs. The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact the economic performance of the VIEs. As of December 31, 2023 and 2022, the Company had no risk of loss related to the identified VIEs.

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
The following table shows the activity in the allowance for credit losses for the years ended December 31, 2023, 2022, and 2021:

	2023	2022	2021
Beginning balance	$184	$1,693	$1,509
Charged to operating expenses	—	—	140
Write offs of accounts receivable, net of recoveries	—	(1,509)	44
Ending balance	$184	$184	$1,693
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

Years
Land improvements	9–15
Buildings and building improvements	9–15
Furniture and fixtures	2–7
Equipment	3–7
Breeding stock	2
Computer hardware and software	1–5
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
When a quantitative goodwill impairment test is performed, the fair value of the reporting unit is compared with its carrying amount (including goodwill). If the fair value of the reporting unit is less than its carrying amount, the entity must record the impairment charge for the excess carrying amount, which is limited to the amount of goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying amount, no goodwill impairment charge is necessary.
The Company performs its annual impairment review of goodwill on December 31 and performs incremental impairment reviews if a triggering event occurs prior to the annual impairment review.
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
See Note 9 for additional discussion regarding goodwill impairment charges recorded in the years ended December 31, 2023 and 2022.
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
Impairment of Long-Lived Assets
Long-lived assets to be held and used, including property, plant and equipment, ROU Assets, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.
See Notes 3 and 8 for additional discussion of impairment of long-lived assets for the years ended December 31, 2023, 2022, and 2021.
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
Share-Based Payments
Precigen uses the Black-Scholes option pricing model to estimate the grant-date fair value of all stock options. The Black-Scholes option pricing model requires the use of assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Through 2019, since Precigen did not have sufficient history to estimate the expected volatility of its common stock price, expected volatility was based on a blended approach that utilized the volatility of Precigen's common stock and the volatility of peer public entities that were similar in size and industry. Beginning in 2020, for stock options with an expected term where there is sufficient history available, expected volatility is based on the volatility of Precigen's common stock. For any stock options where sufficient history is not available for the expected term, expected volatility is based on the blended approach discussed above. Precigen estimates the expected term of options based on previous history of exercises unless certain terms of the stock option require a different expected term that more appropriately reflects the estimated life of the stock option. The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield is 0% as Precigen does not expect to declare cash dividends in the near future. The fair value of the underlying common stock is determined based on the quoted market price on the Nasdaq Global Select Market ("Nasdaq"). Forfeitures are recorded when incurred. The assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2023, 2022, and 2021 are set forth in the table below:

	2023	2022	2021
Valuation assumptions
Expected dividend yield	0%	0%	0%
Expected volatility	85%–95%	87%–89%	87%–90%
Expected term (years)	6.00-10.00	6.25	6.00
Risk-free interest rate	3.52%–4.80%	1.64%–4.12%	0.61%–1.33%

Grant date fair value for the Company's restricted stock units ("RSUs") is based on the fair value of the underlying common stock as determined based on the quoted market price on the Nasdaq on the date of grant.
Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net income (loss) per share calculation, shares to be issued pursuant to convertible debt, stock options, RSUs, and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive as described in the next paragraph, therefore, basic and diluted net income (loss) per share were the same for all periods presented. See Note 12 for further discussion of the Company's Share Lending Agreement, which was terminated in October 2023.

In accordance with ASC 260, the control number for determining whether including potential common shares in the diluted earnings per share, or EPS, computation would be antidilutive should be income from continuing operations. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if the entity has net income after adjusting for a discontinued operation. The following potentially dilutive securities as of December 31, 2023, 2022, and 2021, have been excluded from the computations of diluted weighted average shares outstanding for the years then ended as they would have been anti-dilutive:

	December 31,
	2023	2022	2021
Options	22,057,340	15,201,276	12,260,187
Restricted stock units	961,534	697,815	468,481
Warrants	—	—	121,888
Total	23,018,874	15,899,091	12,850,556
In addition, the Company's Convertible Notes, prior to their retirement in the second quarter of 2023, were convertible into common stock at an exercise price of approximately $17.05 per share of common stock, representing approximately 2,542,420 shares at December 31, 2022 and 11,732,440 shares at December 31, 2021. The shares underlying the Convertibles Notes were considered for the dilutive calculation but were excluded in all years presented as their effect is antidilutive. See Note 10 for further discussion of the Convertible Notes.
Segment Information
The Company's chief operating decision maker ("CODM") regularly reviews disaggregated financial information for various operating segments. The financial information regularly reviewed by the CODM consists of (i) Biopharmaceuticals and (ii) Exemplar, each an operating segment which were also determined to be reportable segments. The Biopharmaceuticals reportable segment is primarily comprised of the Company's legal entities of Precigen and ActoBio. See Note 1 for a description of Precigen, ActoBio and Exemplar. Prior to January 1, 2023, corporate expenses were not allocated to the segments and were managed at a consolidated level. Corporate expenses, include costs associated with general and administrative functions, including the Company's finance, accounting, legal, human resources, information technology, corporate communication, and investor relations functions. Corporate expenses exclude interest expense, depreciation and amortization, gain or loss on disposals of assets, stock-based compensation expense, loss on settlement agreement, and equity in net loss of affiliates and include unrealized and realized gains and losses on the Company's securities portfolio as well as dividend income. Beginning in the first quarter of 2023, the Company allocated certain corporate expenses to Precigen as its operations directly benefited from these expenditures, and are now included in the Biopharmaceuticals reportable segment. As presented in Note 16, the prior year period has been reclassified to conform to the current period’s presentation.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2023, the FASB issued Accounting Standards Update No. 2023-05, Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 clarifies existing guidance to reduce diversity in practice and is requiring a joint venture to recognize and initially measure its assets and liabilities using a new basis of accounting, at fair value, upon formation. These amendments are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We do not believe the adoption of ASU 2023-05 will have a material impact on our consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures. According to ASU 2023-07, public entities are required to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is an expense that is significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker and included in the reported measure of segment profit or loss. This updated standard is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. We do not believe the adoption of ASU 2023-07 will have a material impact on our consolidated financial statements and disclosures.
There are no other new accounting standards which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
3. Discontinued Operations
Trans Ova
As part of the Company's strategic shift to becoming a primarily healthcare company, as discussed in Note 1, on August 18, 2022, the Company completed the sale of 100% of the issued and outstanding membership interests in its wholly-owned subsidiary, Trans Ova, to Spring Bidco LLC, a Delaware limited liability company for $170,000 and up to $10,000 in cash earn-out payments contingent upon the performance of Trans Ova in each of 2022 and 2023, $5,000 for each year (the “Transaction”). The Company received $162,306 in proceeds, net of certain transaction costs, on August 18, 2022, after giving effect to the preliminary closing purchase price adjustments. The final working capital adjustment of $936 was received in the fourth quarter of 2022. In February 2023, Spring Bidco LLC notified the company that Trans Ova did not meet the financial measures required in 2022 in order to require the first $5,000 earn-out payment.
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
In connection with the Transaction, the Company held restricted cash in a segregated account to be used for certain permitted purposes, including resolution of the then outstanding Company’s Convertible Notes as discussed further in Note 10. In addition, the Company is required to indemnify the Buyer for certain expenses incurred post close (related to covenants and certain additional specified liabilities including certain patent infringement lawsuits), if incurred, in amounts not to exceed $5,750, which was recorded as a reduction of the gain on divestiture in the third quarter of 2022. As of December 31, 2023 and 2022, $5,075 and $5,750 were included in settlement and indemnification accrual on the consolidated balance sheets, respectively, related to this indemnification liability. During 2023, the Company paid $675 for indemnification claims against this liability.
The following table presents the financial results of discontinued operations related to TransOva through the date of disposition in 2022:

	Year Ended December 31,
	2022	2021
Product revenues	$21,494	$25,131
Service revenues	49,657	64,475
Total revenues	71,151	89,606
Cost of products	18,634	23,070
Cost of services	22,701	29,570
Research and development	2,348	2,208
Selling, general and administrative	15,215	22,128
Total operating expenses	58,898	76,976
Operating income	12,253	12,630
Other income, net	1,139	1,412
Gain on divestiture	94,702	—
Income before income taxes	$108,094	$14,042
Income tax (expense) benefit	—	—
Income from discontinued operations	$108,094	$14,042
The following table presents the significant noncash items, purchases of property, plant and equipment, and proceeds from sales of assets for the discontinued operations related to Trans Ova that are included in the accompanying consolidated statements of cash flows:

	Year Ended December 31,
	2022	2021
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,574	5,622
Loss on disposal of assets	421	561
Provision for credit losses	944	1,128
Stock-based compensation expense	9	350
Cash flows from investing activities
Proceeds from repayment of notes receivable	—	3,689
Purchases of property, plant and equipment	(3,529)	(4,694)
Proceeds from sales of assets	594	1,894
MBP Titan
As a result of market uncertainty driven by the COVID-19 pandemic and the state of the energy sector raising significant challenges for the strategic alternatives pursued by MBP Titan, beginning in the second quarter of 2020 and throughout the remainder of 2020, the Company suspended MBP Titan's operations, preserved certain of MBP Titan's intellectual property, terminated all of its personnel, and undertook steps to dispose of its other assets and obligations. The wind down of MBP Titan's activities was substantially completed by December 31, 2020, with the final disposition of certain property and equipment and the facility operating lease occurring in January 2021. This discontinuation of operations represented the continuation of a strategic shift to becoming primarily a healthcare company advancing technologies and products that address complex healthcare challenges. The income and expenses related to the discontinued operations of MBP Titan are classified and presented as discontinued operations in the accompanying consolidated 2021 financial statements.
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
After the wind down of MBP Titan, certain assets and contractual obligations which were previously managed by MBP Titan continue to be managed at the Precigen corporate level. These remaining assets and contractual obligations included the Company's equity interest in and collaboration agreements with Intrexon Energy Partners, LLC ("Intrexon Energy Partners") and Intrexon Energy Partners II, LLC ("Intrexon Energy Partners II"), including the associated deferred revenue which remained under each collaboration agreement (Notes 4 and 5), as well as the associated intellectual property developed by MBP Titan to date. These assets, liabilities, and related historical revenue and equity losses are included in the Company's operating results from continuing operations in the accompanying consolidated financial statements for all periods presented as a result of the Company's continuing involvement.
The following table presents the financial results of discontinued operations related to MBP Titan:

Year Ended December 31,
2021
Operating gains	$(4,599)
Operating income	4,599
Income before income taxes	4,599
Income from discontinued operations	$4,599
The following table presents the significant noncash items, purchases of property, plant and equipment, and proceeds from sales of assets for the discontinued operations related to MBP Titan that are included in the accompanying consolidated statements of cash flows.

Year Ended December 31,
2021
Adjustments to reconcile net loss to net cash used in operating activities
Gain on disposal of assets, net	(464)
Noncash gain on termination of leases	(4,602)
Cash flows from investing activities
Proceeds from sales of assets	1,083
4. Investments in Joint Ventures
Intrexon Energy Partners
In 2014, the Company and certain investors (the "IEP Investors"), including an affiliate of Third Security, entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners, a JV formed to optimize and scale-up the Company's MBP technology for the production of certain fuels and lubricants. The Company also entered into an ECC with Intrexon Energy Partners providing exclusive rights to the Company's technology for the use in bioconversion for the production of certain fuels and lubricants, as a result of which the Company received a technology access fee of $25,000 while retaining a 50% membership interest in Intrexon Energy Partners at that time. Intrexon Energy Partners was governed by the Intrexon Energy Partners' board of managers, which had five members. Prior to Precigen’s purchase of certain membership interests from the IEP Investors in the third quarter of 2022 as discussed below, two members of the Intrexon Energy Partners Board were designated by the Company and three members were designated by a majority of the IEP Investors. Upon accumulating 87.5% of the membership interests owned by the IEP Investors in the third quarter of 2022, the Company obtained the right to designate all members of the Intrexon Energy Partners Board.
See Note 5 for additional discussion regarding the Company's investment in Intrexon Energy Partners.

Intrexon Energy Partners II
In 2015, the Company and certain investors (the "IEPII Investors"), entered into a Limited Liability Company Agreement that governs the affairs and conduct of business of Intrexon Energy Partners II, a JV formed to utilize the Company's MBP technology for the production of 1,4-butanediol, an industrial chemical used to manufacture spandex, polyurethane, plastics, and polyester. The Company also entered into an ECC with Intrexon Energy Partners II that provided exclusive rights to the Company's technology for use in the field, as a result of which the Company received a technology access fee of $18,000 while retaining a 50% membership interest in Intrexon Energy Partners II. Intrexon Energy Partners II was governed by the Intrexon Energy Partners II's board of managers, which had five members. Prior to Precigen’s purchase of the membership interests from the IEPII Investors in the third quarter of 2022, one member of the Intrexon Energy Partners II Board was designated by the Company and four members were designated by a majority of the IEPII Investors. Upon acquisition of 97.1% of the membership interests owned by the IEPII Investors in the third quarter of 2022 (the Company purchased the remaining 2.9% membership units in the fourth quarter of 2022), the Company obtained the right to designate all members of the Intrexon Energy Partners II Board.
See Note 5 for additional discussion regarding the Company's investment in Intrexon Energy Partners II.
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

The following table summarizes the amounts recorded as revenue in the consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
	2023	2022	2021
Intrexon Energy Partners, LLC	—	3,768	—
Intrexon Energy Partners II, LLC	—	10,793	—
Other	75	100	506
Total (1)	$75	$14,661	$506
(1)Collaboration and licensing revenues recognized for the years ended December 31, 2023, 2022, and 2021, include the recognition of $0, $14,561, and $397, respectively, associated with upfront and milestone payments which were previously deferred.
The following is a summary of the terms of the Company's significant collaborations and licensing agreements from continuing operations.
Intrexon Energy Partners and Intrexon Energy Partners II Collaborations
As discussed in Note 4 in July 2022, the Company obtained control of both of Intrexon Energy Partners' board of managers and Intrexon Energy Partners II's board of managers. Based on its assessment of the status of each collaboration and ultimate dissolution of Intrexon Energy Partners and Intrexon Energy Partners II, the Company determined that it was probable that no further performance obligations would occur under the respective collaboration agreements. Accordingly, the Company recognized the remaining balance of deferred revenue associated with Intrexon Energy Partners and Intrexon Energy Partners II, less the amounts paid to acquire the membership interests of the investors of $7,000, for an aggregate amount of revenue recognized of approximately $14,561.
Alaunos License Agreement
On April 3, 2023, the Company entered into an amended and restated exclusive license agreement (the “License Agreement”), with Alaunos Therapeutics (“Alaunos”). The License Agreement amended and replaced an Exclusive License Agreement by and between the Company and Alaunos, dated October 5, 2018.
Pursuant to the terms of the License Agreement, the Company granted Alaunos an exclusive, worldwide, royalty-free, sub-licensable license to certain patents and know-how to research, develop and commercialize T-cell receptor products, which are referred to as TCR Products,designed for neoantigens for the treatment of cancer or the treatment and prevention of human papilloma virus, or HPV, to the extent that the primary reason for such treatment or prevention is to prevent cancer, which is referred to as the HPV Field. The Company has also granted Alaunos an exclusive, worldwide, royalty-free, sub-licensable license to certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR Products (other than those designed for neoantigens) for the treatment of cancer and in the HPV Field. The Company also granted Alaunos certain non-exclusive rights to certain patents and know-how to research, develop and commercialize products developed under or arising from a program of research and development focused on NK cells and gamma delta T-cells in the HPV field. Alaunos has the exclusive right to conduct in its sole discretion, and is solely responsible for all aspects of, the research, development and commercialization of the licensed products for the treatment of cancer and is not subject to a diligence obligation with respect to such efforts.
The License Agreement will terminate on a product-by-product and/or country-by-country basis upon the expiration of the last to expire patent claim for each licensed product. In addition, Alaunos may terminate the License Agreement on a country-by-country or program-by-program basis following written notice to the Company, and either party may terminate the License Agreement following notice of a material breach subject to a certain cure period.
In consideration of the licenses and other rights granted by the Company, Alaunos will pay the Company an annual license fee of $0.075 million. Neither Alaunos nor the Company will have any other obligations with respect to the payment of milestones or royalties on products developed in connection with the License Agreement.
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

	December 31,
	2023	2022
Collaboration and licensing agreements	$1,818	$1,818
Prepaid product and service revenues	15	15
Other	494	10
Total	$2,327	$1,843
Current portion of deferred revenue	$509	$25
Long-term portion of deferred revenue	1,818	1,818
Total	$2,327	$1,843
6. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
United States government debt securities	$51,704	$102	$(135)	$51,671
Certificates of deposit	3,361	1	(1)	3,361
Corporate Bonds	245	—	—	245
Total	$55,310	$103	$(136)	$55,277
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
The estimated fair value of available-for-sale investments was $55,277 at December 31, 2023, and these available-for-sale investments all contractually mature within one year.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments.
7. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and benefits, and other accrued liabilities approximate fair value due to the short maturity of these instruments.

Assets
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of December 31, 2023:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2023
Assets
United States government debt securities	$—	$51,671	$—	$51,671
Certificates of deposit	—	3,361	—	3,361
Corporate Bonds	—	245	—	245
Total	$—	$55,277	$—	$55,277
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
Liabilities
The calculated fair value of the Convertible Notes (Note 10) was approximately $43,000 as of December 31, 2022, and was based on the recent third-party trades of the instrument as of the balance sheet date. The fair value of the Convertible Notes were classified as Level 2 within the fair value hierarchy as there was not an active market for the Convertible Notes, however, third-party trades of the instrument are considered observable inputs. The Convertible Notes are reflected on the accompanying consolidated balance sheets at amortized cost, which was $43,219 as of December 31, 2022.
See Notes 8 and 9 for discussion of non-recurring fair value estimates used in calculating impairment charges recorded during the years ended December 31, 2023, 2022, and 2021.

8. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	December 31,
	2023	2022
Land and land improvements	$164	$164
Buildings and building improvements	2,629	2,592
Furniture and fixtures	530	457
Equipment	18,576	18,006
Leasehold improvements	4,380	4,333
Breeding stock	79	123
Computer hardware and software	3,459	4,562
Construction and other assets in progress	1,577	531
	31,394	30,768
Less: Accumulated depreciation and amortization	(24,283)	(23,439)
Property, plant and equipment, net	$7,111	$7,329
Depreciation expense was $1,820, $2,393, and $2,866 for the years ended December 31, 2023, 2022, and 2021, respectively.
Recorded impairment losses of $445, $638 and $543 for the years ended December 31, 2023, 2022, and 2021, respectively, are included in impairment of other noncurrent assets on the accompanying consolidated statement of operations.
9. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022, are as follows:

	2023	2022
Beginning of year	$36,923	$37,554
Impairment	(10,390)	(482)
Foreign currency translation adjustments	79	(149)
End of year	$26,612	$36,923
The Company had $24,873 and $14,483 of cumulative goodwill impairment losses as of December 31, 2023 and 2022.
For the year ended December 31, 2023, the Company recorded a $10,390 impairment charge related to the Exemplar reporting unit. As the Company completed its calendar year 2024 forecast in the fourth quarter of 2023, it revised its outlook for the Exemplar business, resulting in lower financial projections compared to the prior year strategic planning cycle. The revised projections were used as a key input into Exemplar's reporting unit’s annual goodwill impairment test performed as of December 31, 2023. The impairment charge represented the estimated excess of carrying value over fair value of this reporting unit.
The Company determined the fair value of the Exemplar reporting unit using the income approach in which fair value derived from forecasted future cash flows, discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The projections incorporated the effect of current market conditions, including revenue growth, customer attrition, operating margins, capital expenditures, and working capital dynamics. The market-based weighted average cost of capital used in the income approach for the Exemplar reporting unit was 12.5% and the terminal growth rate used in the discounted cash flow model was 3%.
See Note 16 for information regarding goodwill by reportable segment.

Intangible assets consist of the following as of December 31, 2023:

	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	16.5	$82,501	$(41,800)	$40,701
Intangible assets consist of the following as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$80,892	$(36,437)	$44,455
Amortization expense was $4,848, $4,798, and $5,273 for the years ended December 31, 2023, 2022, and 2021, respectively. Estimated aggregate amortization expense for definite lived intangible assets is expected to be as follows:

2024	$4,770
2025	4,770
2026	4,770
2027	4,770
2028	4,134
Thereafter	17,487
Total	$40,701
10. Lines of Credit and Long-Term Debt
Lines of Credit
Exemplar has a $5,000 revolving line of credit with American State Bank that matures on November 1, 2024. As of December 31, 2023, the line of credit bore interest at 8.50% per annum. As of December 31, 2023 and December 31, 2022, there was no outstanding balance.
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
The Convertible Notes were senior unsecured obligations of Precigen and bore interest at a rate of 3.50% per year, payable semiannually in arrears on January 1 and July 1 of each year beginning on January 1, 2019. The Convertible Notes matured on July 1, 2023 although certain notes were repurchased prior to maturity beginning in the third quarter of 2022 (as discussed further below). On June 30, 2023, the Company repurchased all remaining outstanding Convertible Notes at par plus accrued interest.

As discussed in Note 3, in connection with the sale of Trans Ova in 2022, the Company transferred a total of $200,000 into a segregated account to be used for certain permitted purposes, including resolution of the Company's outstanding Convertible Notes. During the year ended December 31, 2022 and subsequently, the Company executed open market purchases of a portion of the outstanding Convertible Notes. During the year ended December 31, 2023, the Company retired, through open market purchases and payment upon maturity, $43,340 of principal balance and recorded a gain on extinguishment of debt of approximately $60, which was recorded within Other income (expense), net, within the consolidated statements of operations. The Company had previously retired $156,660 of principal balance from purchases during the year ended December 31, 2022. As of December 31, 2023, no restricted cash remained in the segregated account noted above, as all of the Company's outstanding Convertible Notes had been retired.
The components of interest expense related to the Convertible Notes were as follows:

	Year Ended December 31,
	2023	2022	2021
Cash interest expense	$397	$5,727	$7,000
Non-cash interest expense	60	1,042	11,735
Total interest expense	$457	$6,769	$18,735
Accrued interest of $759 was included in other accrued liabilities on the accompanying consolidated balance sheet as of December 31, 2022.
11. Income Taxes
The components of loss from continuing operations before income taxes are presented below:

	Year Ended December 31,
	2023	2022	2021
Domestic	$(93,522)	$(76,572)	$(107,582)
Foreign	(2,840)	(3,394)	(3,385)
Loss from continuing operations before income taxes	$(96,362)	$(79,966)	$(110,967)
The components of income tax benefit from continuing operations are presented below:

	Year Ended December 31,
	2023	2022	2021
United States federal income taxes:
Deferred	$(247)	$37	$37
Foreign income taxes:
Current	—	(39)	7
Deferred	(152)	(198)	(215)
State income taxes:
Current	21	—	—
Deferred	(80)	11	11
Income tax benefit from continuing operations	$(458)	$(189)	$(160)

Income tax benefit from continuing operations for the years ended December 31, 2023, 2022, and 2021 differed from amounts computed by applying the applicable United States federal corporate income tax rate of 21% to loss before income taxes as a result of the following:

	2023	2022	2021
Computed statutory income tax benefit from continuing operations	$(20,236)	$(16,793)	$(23,303)
State and provincial income tax benefit, net of federal income taxes	(6,693)	(2,884)	(4,670)
Nondeductible stock based compensation	3,417	179	832
Nondeductible officer compensation	278	263	1,459
Impairment of goodwill	—	101	—
Nondeductible equity investment loss	—	3,093	—
Research and development tax incentives	(1,383)	(991)	(958)
United States-foreign rate differential	(15)	18	(32)
Other, net	1,109	533	(46)
	(23,523)	(16,481)	(26,718)
Change in valuation allowance for deferred tax assets	23,065	16,292	26,558
Total income tax benefit from continuing operations	$(458)	$(189)	$(160)
The tax effects of temporary differences that comprise the deferred tax assets and liabilities included in continuing operations as of December 31, 2023 and 2022, are as follows:

	2023	2022
Deferred tax assets
Allowance for doubtful accounts	$48	$53
Equity securities and investments in affiliates	413	258
Property, plant and equipment	369	284
Intangible assets	64,013	69,807
Accrued liabilities	3,262	3,219
Lease liabilities	1,834	2,182
Stock-based compensation	14,465	17,106
Deferred revenue	478	474
Capitalized research and development cost	23,918	16,318
Research and development tax credits	13,577	12,160
Net operating, capital loss, and interest expense carryforwards	311,154	288,397
Total deferred tax assets	433,531	410,258
Less: (Valuation allowance)	424,432	401,086
Net deferred tax assets	9,099	9,172
Deferred tax liabilities
Right-of-use assets	1,830	2,071
Foreign intangible asset	9,116	9,364
Total deferred tax liabilities	10,946	11,435
Net deferred tax liabilities included in continuing operations	$(1,847)	$(2,263)

Activity within the valuation allowance for deferred tax assets included in continuing operations during the years ended December 31, 2023, 2022, and 2021 was as follows:

	2023	2022	2021
Valuation allowance at beginning of year	$401,086	$408,396	$387,348
Increase (decrease) in valuation allowance as a result of
Current year continuing operations	23,065	16,292	26,558
Discontinued operations treated as asset sales	—	(27,909)	(3,626)
Discontinued operations related to MBP Titan	—	—	(1,186)
Adoption of ASU 2020-06	—	4,698	—
Foreign currency translation adjustment	281	(391)	(698)
Valuation allowance at end of year	$424,432	$401,086	$408,396
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
The Company's past issuances of stock and mergers and acquisitions have resulted in ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). As a result, utilization of portions of the net operating losses may be subject to annual limitations, however as of December 31, 2023, all such limited losses applicable to Precigen, other than losses inherited via acquisition, have been fully utilized. As of December 31, 2023, approximately $39,700 of the Company's domestic net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction.
As of December 31, 2023, the Company has net operating loss carryforwards for United States federal income tax purposes of approximately $891,600 available to offset future taxable income, including approximately $675,000 generated after 2017, United States capital loss carryforwards of approximately $212,500, and federal and state research and development tax credits of approximately $13,500, prior to consideration of annual limitations that may be imposed under Section 382. Net operating loss carryforwards generated prior to 2018 begin to expire in 2023, and capital loss carryforwards will expire if unutilized beginning in 2024. As of December 31, 2023, the Company's foreign subsidiaries have foreign loss carryforwards of approximately $73,800, most of which do not expire.
The Company and its subsidiaries do not have material unrecognized tax benefits as of December 31, 2023. The Company does not anticipate significant changes in the amount of unrecognized tax benefits in the next 12 months. The Company's tax returns for years 2004 and forward are subject to examination by federal or state tax authorities due to the carryforward of unutilized net operating and capital losses and research and development tax credits.
12. Shareholders' Equity
Issuances of Precigen Common Stock
In January 2023, the Company closed a public offering of 43,962,640 shares of its common stock, resulting in net proceeds of $72,808, after deducting underwriting discounts, fees, and other underwriting expenses. Of the 43,962,640 shares issued, 11,517,712 shares were purchased by related parties and their affiliates, including the Company's Chief Executive Officer, its Chairman of the Board of Directors and his affiliates, and certain other of the Company's officers.
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
Share Lending Agreement
Concurrently with the offering of the Convertible Notes (Note 10), Precigen entered into a share lending agreement (the "Share Lending Agreement") with J.P. Morgan Securities LLC (the "Share Borrower") pursuant to which Precigen loaned and delivered 7,479,431 shares of its common stock (the "Borrowed Shares") to the Share Borrower. The Share Lending Agreement terminated on October 1, 2023, and the Borrowed Shares were returned to Precigen on October 5, 2023 and were recorded as treasury shares at that time.
The Share Lending Agreement was entered into at fair value and met the requirements for equity classification. Therefore, the value was netted against the issuance of the Borrowed Shares in additional paid-in capital. Additionally, the Borrowed Shares were not included in the denominator for loss per share attributable to Precigen shareholders.
At-the-Market Sales Agreement
On August 9, 2022, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company could issue and sell from time to time shares of the Company’s common stock, no par value per share (the “Shares”), through the Agent. The offering and sale of up to $100,000 of the Shares was registered under the Securities Act of 1933. The Company had no obligation to sell any of the Shares under the Sales Agreement, and could at any time suspend or terminate the offering of its common stock pursuant to the Sales Agreement upon notice and subject to other conditions. The Company intended to use the proceeds of any sales to fund the development of clinical and preclinical product candidates and for working capital and other general corporate purposes.
On July 1, 2023, the Company’s shelf registration statement on Form S-3 (file number 333-239366) pursuant to which the shares available under the sales Agreement had been registered, expired. The Company filed a new Registration Statement on Form S-3 (file number 333-276337) with the Securities and Exchange Commission (“SEC”) on December 29, 2023, which was declared effective by the SEC on January 17, 2024. However, the Company has not renewed the Sales Agreement in conjunction with the effectiveness of the new Registration Statement and therefore is precluded from selling Shares through the Agent.
No shares were sold in connection with the Sales Agreement during the years ended December 31, 2022 and 2023.
Components of Accumulated Other Comprehensive loss
The components of accumulated other comprehensive loss are as follows:

	December 31,
	2023	2022
Unrealized loss on investments	$(33)	$(760)
Loss on foreign currency translation adjustments	(1,914)	(2,728)
Total accumulated other comprehensive loss	$(1,947)	$(3,488)
13. Share-Based Payments
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

	Year Ended December 31,
	2023	2022	2021
Cost of products and services	$72	$110	$161
Research and development	2,237	2,188	2,706
Selling, general and administrative	7,579	7,899	10,687
Discontinued operations	—	9	350
Total	$9,888	$10,206	$13,904
Precigen Equity Compensation Plans
In August 2013, Precigen adopted the 2013 Omnibus Incentive Plan (the "2013 Plan"), for employees and nonemployees pursuant to which Precigen's board of directors granted share-based awards, including stock options, restricted stock units, shares of common stock and other awards, to employees, officers, consultants, advisors, and nonemployee directors. Upon the effectiveness of the 2023 Omnibus Incentive Plan (the "2023 Plan") by Precigen's shareholders in June 2023, as discussed in the next paragraph, no new awards may be granted under the 2013 Plan and any awards granted under the 2013 Plan prior to the effectiveness of the 2023 Plan will remain outstanding under such plan and will continue to vest and/or become exercisable in accordance with their original terms and conditions. As of December 31, 2023, there were 18,559,333 stock options and no RSUs outstanding under the 2013 Plan.
The 2023 Plan permits the grant of share-based awards, including stock options, restricted stock awards, RSUs, performanced-based awards and other awards, to officers, employees and nonemployees. The 2023 Plan authorizes for issuance pursuant to awards under the 2023 Plan an aggregate of 16,418,137 shares, which included shares remaining available for issuance under the 2013 Plan upon the adoption of the 2023 Plan. As of December 31, 2023, there were 340,000 stock options and no RSUs were outstanding under the 2023 Plan and 16,078,137 shares were available for grant.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of December 31, 2023, there were 12,000,000 shares authorized for issuance under the 2019 Plan, of which 3,158,007 stock options and 961,534 RSUs were outstanding and 4,502,466 shares were available for grant.
Stock options may be granted with an exercise price equal to or greater than the stock's fair market value at the date of grant. Stock options may be granted with an exercise price less than the stock's fair market value at the date of grant only if the stock options are replacement options in accordance with certain United States Treasury regulations. All stock options have terms of up to ten-year and vest four years from the date of grant.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2020	11,255,896	$15.53	7.25
Granted	2,058,820	7.59
Exercised	(127,883)	(4.75)
Forfeited	(305,293)	(7.02)
Expired	(621,353)	(24.61)
Balances at December 31, 2021	12,260,187	14.06	6.79
Granted	4,451,890	2.22
Exercised	(375)	(2.28)
Forfeited	(567,179)	(5.19)
Expired	(943,247)	(22.32)
Balances at December 31, 2022	15,201,276	10.41	6.87
Granted	7,847,869	1.19
Exercised	—	—
Forfeited	(275,250)	(2.65)
Expired	(716,555)	(20.41)
Balances at December 31, 2023	22,057,340	6.90	7.12
Exercisable at December 31, 2023	11,396,409	10.62	5.72
Total unrecognized compensation costs related to unvested awards as of December 31, 2023 were $10,217 and are expected to be recognized over a weighted-average period of approximately 2.34 years.
The weighted average grant date fair value of options granted during 2023, 2022, and 2021 was $0.92, $1.65, and $5.57, respectively. The aggregate intrinsic value of options exercised during 2023, 2022, and 2021 was $0, $0, and $225, respectively. The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of Precigen's common stock for those shares where the exercise price was lower than the fair value of Precigen's common stock on the date of exercise.

RSU activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2020	1,727,712	$6.11	0.42
Granted	462,019	7.87
Vested	(1,624,013)	(5.76)
Forfeited	(97,237)	(8.96)
Balances at December 31, 2021	468,481	8.47	0.33
Granted	1,387,831	2.12
Vested	(1,125,785)	(4.29)
Forfeited	(32,712)	(7.26)
Balances at December 31, 2022	697,815	2.66	0.13
Granted	4,083,777	1.01
Vested	(3,820,058)	(1.27)
Forfeited	—	—
Balances at December 31, 2023	961,534	1.17	0.19
Total unrecognized compensation costs related to unvested RSU awards as of December 31, 2023 were $212 and are expected to be recognized over a weighted-average period of approximately 0.2 years.
Precigen currently uses treasury shares and authorized and unissued shares to satisfy share award exercises.
14. Operating Leases
The Company leases certain facilities and equipment under operating leases. Leases with a lease term of twelve months or less are considered short-term leases and are not recorded on the balance sheet, and expense for these leases is recognized over the term of the lease. All other leases have remaining terms of less than one year to seven years, some of which may include options to extend the lease and some of which may include options to terminate the lease within one year. The Company uses judgment to determine whether it is reasonably possible to extend the lease beyond the initial term or terminate before the initial term ends and the length of the possible extension or early termination. The leases are renewable at the option of the Company and do not contain residual value guarantees, covenants, or other restrictions.
The components of lease costs were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease costs	$2,234	$2,444	$2,872
Short-term lease costs	52	170	252
Variable lease costs	384	422	800
Lease costs	$2,670	$3,036	$3,924

As of December 31, 2023, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2024	$1,946
2025	1,911
2026	1,507
2027	1,239
2028	1,260
Thereafter	1,847
Total	9,710
Present value adjustment	(2,613)
Total	$7,097
Current portion of operating lease liabilities	$1,202
Long-term portion of operating lease liabilities	5,895
Total	$7,097
Other information related to operating leases in continuing operations was as follows:

	December 31,
	2023	2022
Weighted average remaining lease term (years)	5.39	6.09
Weighted average discount rate	11.20%	11.05%

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$2,326	$2,493	$3,199
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	399	466	4,868
During the years ended December 31, 2022 and 2021 the Company recorded impairment charges related to right-of-use assets. See Note 8 for further discussion.
15. Commitments and Contingencies
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
On August 2, 2022 the Court granted the parties' request to conduct a private mediation session to explore potential resolution of the action. On November 17, 2022, at the conclusion of the mediation session, the parties executed a memorandum of understanding that agreed in principle to resolve the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $13,000. As a result, the shareholder class action lawsuit was resolved. As of December 31, 2022, the Company recorded an accrual of $13,000 in settlement and indemnification accruals on the consolidated balance sheet for this matter. In addition, the Company recognized an insurance receivable asset of $12,411 within Receivables, other, on the consolidated balance sheet as of December 31, 2022, in addition to expense recognized in 2022 of $589 recorded in selling, general and administrative on the consolidated statement of operations, the amount remaining on its self-insured retention/deductible. On November 6, 2023, the Court granted final approval of the settlement, dismissed the litigation with prejudice, and entered final judgment. As a result, the Company had no amounts recorded in settlement and indemnification accruals or an insurance receivable asset on the consolidated balance sheet as of December 31, 2023.
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
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters may result in adverse judgments, unfavorable settlements, or concessions by the Company, or adverse regulatory action, any of which could harm the Company’s business or operations. Moreover, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2023, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
16. Segments
The Company's CODM assesses the operating performance of and allocates resources for several operating segments using Segment Adjusted EBITDA. Management believes this financial metric is a key indicator of operating results since it excludes noncash revenues and expenses that are not reflective of the underlying business performance of an individual enterprise. The Company defines Segment Adjusted EBITDA as net income (loss) before (i) interest expense and interest income, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net loss of affiliates, and (x) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates but includes proceeds from the sale of assets in the period sold. Segment Adjusted EBITDA excludes the gain or loss on disposals of assets and include proceeds from the sale of assets in the period sold.
Because the Company uses Segment Adjusted EBITDA as its primary measure of segment performance, it has included this measure in its discussion of segment operating results. The Company has also disclosed revenues from external customers and intersegment revenues for each reportable segment. The CODM does not use total assets by segment to evaluate segment performance or allocate resources, and accordingly, these amounts are not required to be disclosed. The Company's segment presentation excludes amounts related to the operations of MBP Titan and Trans Ova which are reported as discontinued operations (Note 3).
For the year ended December 31, 2023, the Company's reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the year ended December 31, 2023. See Note 2 for a description of Biopharmaceuticals and Exemplar.
Segment Adjusted EBITDA by reportable segment was as follows:

	Year Ended December 31,
	2023	2022	2021
Biopharmaceuticals	$(75,339)	$(77,542)	$(78,891)
Exemplar	(726)	4,997	6,898
Segment Adjusted EBITDA for operating segments	$(76,065)	$(72,545)	$(71,993)
The table below reconciles Segment Adjusted EBITDA for reportable segments to consolidated net loss from continuing operations before income taxes:

	Year Ended December 31,
	2023	2022	2021
Segment Adjusted EBITDA for reportable segments	$(76,065)	$(72,545)	$(71,993)
Remove cash paid for capital expenditures net of proceeds from sale of assets	1,438	1,395	2,524
Interest Income	3,237	133	171
Add recognition of previously deferred revenue associated with upfront and milestone payments	—	14,561	2,034
Other expenses:
Interest expense	(468)	(6,774)	(18,755)
Depreciation and amortization	(6,668)	(7,191)	(8,139)
Gain (loss) from disposals of assets	72	—	(53)
Impairment losses	(10,835)	(1,120)	(543)
Stock-based compensation expense	(9,888)	(10,197)	(13,554)
Adjustment related to accrued bonuses paid in equity awards	3,361	1,698	—
Equity in net income (loss) of affiliates	—	862	(3)
Shares issue for payment of services	(545)	(575)	(577)
Other	(1)	(107)	(17)
Eliminations	—	(106)	(2,062)
Consolidated loss from continuing operations before income taxes	$(96,362)	$(79,966)	$(110,967)
Revenues by reportable segment were as follows:

	Year Ended December 31, 2023
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers/Total segment revenues	$75	$6,150	$6,225

	Year Ended December 31, 2022
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers/Total segment revenues	$14,894	$12,015	$26,909

	Year Ended December 31, 2021
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers/Total segment revenues	$922	$13,345	$14,267

Total segment revenues from reportable segments equal total consolidated revenues.
For the years ended December 31, 2023, 2022, and 2021, 74.6%, 59.6%, and 61.5% of total Exemplar segment revenue was attributable to four customers in 2023 and one for 2022 and 2021, respectively. The Company recognized revenues derived in foreign countries totaling $0, $233, and $378 for the years ended December 31, 2023, 2022 and 2021, respectively.
Goodwill by reportable segment was as follows:

	Biopharmaceuticals	Exemplar	Total
Goodwill
Balances at December 31, 2021	$17,478	$20,076	$37,554
Impairments	(482)	—	$(482)
Foreign currency translation adjustments	(149)	—	(149)
Balances at December 31, 2022	16,847	20,076	36,923
Foreign currency translation adjustments	79	—	79
Impairments	—	(10,390)	(10,390)
Balances at December 31, 2023	$16,926	$9,686	$26,612

As of December 31, 2023 and 2022, the Company had $1,958 and $2,591, respectively, of long-lived assets in foreign countries.
17. Defined Contribution Plans
The Company sponsors defined contribution plans covering employees who meet certain eligibility requirements. The Company makes contributions to the plans in accordance with terms specified in the plan agreement. The Company's contributions to the plans were $178, $564, and $388 for the years ended December 31, 2023, 2022, and 2021, respectively.