Form 10-Q
period 2024-03-31
PRECIGEN, INC.
filed 2024-05-14
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2024, 252,419,690 shares of common stock, no par value per share, were issued and outstanding.

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
You should read this Quarterly Report, the documents that we reference in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2023, the other reports we have filed with the Securities and Exchange Commission, or SEC, and the documents that we have filed as exhibits to our filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$17,478	$7,578
Short-term investments	27,280	55,277
Receivables
Trade, less allowance for credit losses of $0 and $184 as of March 31, 2024 and December 31, 2023	872	902
Other	290	673
Prepaid expenses and other	3,626	4,325
Total current assets	49,546	68,755
Property, plant and equipment, net	12,620	7,111
Intangible assets, net	38,717	40,701
Goodwill	26,555	26,612
Right-of-use assets	6,658	7,097
Other assets	751	767
Total assets	$134,847	$151,043
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2024	December 31, 2023
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$4,716	$1,726
Accrued compensation and benefits	9,962	8,250
Other accrued liabilities	7,296	6,223
Settlement and indemnification accruals	5,075	5,075
Deferred revenue	407	509
Current portion of lease liabilities	1,318	1,202
Total current liabilities	28,774	22,985
Deferred revenue, net of current portion	1,888	1,818
Lease liabilities, net of current portion	5,387	5,895
Deferred tax liabilities	1,779	1,847
Total liabilities	37,828	32,545
Commitments and contingencies (Note 13)
Shareholders' equity
Common stock, no par value, 400,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 256,398,527 shares issued as of March 31, 2024 and December 31, 2023, 250,248,808 shares and 248,919,096 shares outstanding as of March 31, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	2,088,025	2,084,916
Accumulated deficit	(1,988,209)	(1,964,471)
Accumulated other comprehensive loss	(2,797)	(1,947)
Total shareholders' equity	97,019	118,498
Total liabilities and shareholders' equity	$134,847	$151,043
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2024	2023
Revenues
Product revenues	$138	$324
Service revenues	919	1,527
Other revenues	8	—
Total revenues	1,065	1,851
Operating Expenses
Cost of products and services	1,075	1,527
Research and development	14,249	12,163
Selling, general and administrative	10,151	11,639
Total operating expenses	25,475	25,329
Operating loss	(24,410)	(23,478)
Other Income (Expense), Net
Interest expense	(2)	(324)
Interest income	608	633
Other income, net	37	380
Total other income, net	643	689
Loss before income taxes	(23,767)	(22,789)
Income tax benefit	29	55
Net loss	(23,738)	(22,734)

Net loss per share
Net loss per share, basic and diluted	$(0.10)	$(0.10)
Weighted average shares outstanding, basic and diluted	249,220,335	229,770,381
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Net loss	$(23,738)	$(22,734)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	(1)	262
(Loss) gain on foreign currency translation adjustments	(849)	527
Comprehensive loss	$(24,588)	$(21,945)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2023	248,919,096	$—	7,479,431	$—	$2,084,916	$(1,947)	$(1,964,471)	$118,498
Stock-based compensation expense	—	—	—	—	2,581	—	—	2,581
Shares issued upon vesting of restricted stock units	961,534	—	(961,534)	—	—	—	—	—
Shares issued as payment for services	368,178	—	(368,178)	—	528	—	—	528
Net loss	—	—	—	—	—	—	(23,738)	(23,738)
Other comprehensive loss	—	—	—	—	—	(850)	—	(850)
Balances at March 31, 2024	250,248,808	$—	6,149,719	$—	$2,088,025	$(2,797)	$(1,988,209)	$97,019
.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2022	208,150,021	$—	—	$—	$1,998,314	$(3,488)	$(1,868,567)	$126,259
Stock-based compensation expense	—	—	—	—	3,131	—	—	3,131
Shares issued upon vesting of restricted stock units and for exercises of stock options	697,815	—	—	—	—	—	—	—
Shares issued for accrued compensation	2,206,469	—	—	—	3,361	—	—	3,361
Shares issued as payment for services	465,808	—	—	—	545	—	—	545
Shares issued in public offerings, net of issuance costs	43,962,640	—	—	—	72,782	—	—	72,782
Net loss	—	—	—	—	—	—	(22,734)	(22,734)
Other comprehensive income	—	—	—	—	—	789	—	789
Balances at March 31, 2023	255,482,753	$—	—	$—	$2,078,133	$(2,699)	$(1,891,301)	$184,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(23,738)	$(22,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,595	1,711
Gain on disposals of assets, net	(3)	—
Gain on debt retirement	—	(106)
Amortization of (discounts) premiums on investments, net	(397)	(203)
Stock-based compensation expense	2,581	3,131
Shares issued as payment for services	528	545
Accretion of debt discount and amortization of deferred financing costs	—	34
Deferred income taxes	(29)	(55)
Changes in operating assets and liabilities:
Receivables:
Trade	30	(793)
Other	383	(925)
Prepaid expenses and other	699	743
Other assets	4	(27)
Accounts payable	2,653	(249)
Accrued compensation and benefits	1,722	1,936
Other accrued liabilities	(126)	(1,597)
Deferred revenue	(32)	22
Lease liabilities	40	195
Other long-term liabilities	—	(16)
Net cash used in operating activities	(14,090)	(18,388)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Cash flows from investing activities
Purchases of investments	$(17,190)	$(108,163)
Sales and maturities of investments	45,583	57,909
Purchases of property, plant and equipment	(4,351)	(154)
Proceeds from sale of assets	3	—
Net cash provided by (used in) investing activities	24,045	(50,408)
Cash flows from financing activities
Proceeds from issuance of shares, net of issuance costs	—	73,501
Payments of long-term debt and convertible notes, including cost to retire of $57 in 2023	—	(29,327)
Net cash provided by financing activities	—	44,174
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(60)	(28)
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,895	(24,650)
Cash, cash equivalents, and restricted cash
Beginning of period	7,848	48,596
End of period	$17,743	$23,946
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3	$924
Significant noncash activities
Accrued compensation paid in equity awards	$—	$3,361
Purchases of property and equipment included in accounts payable and other accrued liabilities	2,109	24
Issuance costs included in accounts payable and other accrued liabilities	—	719
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of March 31, 2024 and December 31, 2023 as shown above:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$17,478	$7,578
Restricted cash included in other assets	265	270
Cash, cash equivalents, and restricted cash	$17,743	$7,848
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of March 31, 2024 and results of operations and cash flows for the interim periods ended March 31, 2024 and 2023. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
The accompanying condensed consolidated financial statements reflect the operations of Precigen and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity and Going Concern
During the three months ended March 31, 2024, the Company incurred a net loss of $23,738 and used $14,090 of cash in our operations, and as of March 31, 2024, had an accumulated deficit of $1,988,209. The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows from operations to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. In addition, as of March 31, 2024, the Company had $44,758 in cash, cash equivalents and short-term investments, and had no committed source of additional funding from either debt or equity financings. The Company’s current cash and investments position is not sufficient to fund the Company's planned operations through one year after the date the interim financial statements are issued and accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.

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
These interim financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.
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
The Company has research and development arrangements with third parties that include upfront and milestone payments. As of March 31, 2024 and December 31, 2023, the Company had research and development commitments with third parties that had not yet been incurred totaling $19,210 and $17,800, respectively. The commitments are generally cancellable by the Company by providing written notice at least sixty days before the desired termination date.
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
Short-term and Long-Term Investments
As of March 31, 2024 and December 31, 2023 short-term and long-term investments include United States government debt and agency securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date.
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
Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method and the if-converted method. For purposes of the diluted net loss per share calculation, shares to be issued pursuant to convertible debt, stock options, RSUs, and warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive as described in the next paragraph. Therefore, basic and diluted net loss per share were the same for all periods presented. See Note 10 for further discussion of the Company's Share Lending Agreement, which was terminated on October 1, 2023.
The following potentially dilutive securities as of March 31, 2024 and 2023, have been excluded from the above computations of diluted weighted average shares outstanding for the three months then ended as they would have been anti-dilutive:

	March 31,
	2024	2023
Options	22,715,549	16,945,209
Restricted stock units	786,709	1,877,308
Total	23,502,258	18,822,517

In addition, the Company's Convertible Notes, prior to their retirement in the second quarter of 2023, were convertible at an exercise price of approximately $17.05 per share of common stock, representing approximately 812,178 shares at March 31, 2023. The shares underlying the Convertible Notes were considered for the dilutive calculation but were excluded in all periods presented for which the Convertible Notes were outstanding, as their effect was anti-dilutive. See Note 8 for further discussion of the Convertible Notes.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
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
There was no collaboration and licensing revenue recognized during both the three months ended March 31, 2024 and 2023.
Alaunos License Agreement
On April 3, 2023, the Company entered into an amended and restated exclusive license agreement (the “License Agreement”), with Alaunos Therapeutics (“Alaunos”). The License Agreement amended and replaced an Exclusive License Agreement by and between the Company and Alaunos, dated October 5, 2018.
Pursuant to the terms of the License Agreement, the Company granted Alaunos an exclusive, worldwide, royalty-free, sub-licensable license to certain patents and know-how to research, develop and commercialize T-cell receptor products, which are referred to as TCR Products, designed for neoantigens for the treatment of cancer or the treatment and prevention of human papilloma virus, or HPV, to the extent that the primary reason for such treatment or prevention is to prevent cancer, which is referred to as the HPV Field. The Company has also granted Alaunos an exclusive, worldwide, royalty-free, sub-licensable license to certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR Products (other than those designed for neoantigens) for the treatment of cancer and in the HPV Field. The Company also granted Alaunos certain non-exclusive rights to certain patents and know-how to research, develop and commercialize products developed under or arising from a program of research and development focused on NK cells and gamma delta T-cells in the HPV field. Alaunos has the exclusive right to conduct in its sole discretion, and is solely responsible for all aspects of, the research, development and commercialization of the licensed products for the treatment of cancer and is not subject to a diligence obligation with respect to such efforts.

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
Deferred revenue consisted of the following:

	March 31, 2024	December 31, 2023
Collaboration and licensing agreements	$1,818	$1,818
Prepaid product and service revenues	15	15
Other	462	494
Total	$2,295	$2,327
Current portion of deferred revenue	$407	$509
Long-term portion of deferred revenue	1,888	1,818
Total	$2,295	$2,327
4. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of March 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$25,013	$1	$(35)	$24,979
Certificates of deposit	2,273	—	—	2,273
Corporate bonds	28	—	—	28
Total	$27,314	$1	$(35)	$27,280

In addition, at March 31, 2024 and December 31, 2023, the Company held a U.S. government debt security valued at $12,290 and 1,502, respectively, which was included in cash and cash equivalents in the condensed consolidated balance sheet as this investment had an original maturity of less than three months when purchased.
The estimated fair value of available-for-sale investments was $27,280 as of March 31, 2024, and these available-for-sale investments all contractually mature within one year.
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
Assets
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of March 31, 2024:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2024
Assets
U.S. government debt securities	$—	$24,979	$—	$24,979
Certificates of deposit	—	2,273	—	2,273
Corporate bonds		28		28
Total	$—	$27,280	$—	$27,280
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of December 31, 2023:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2023
Assets
U.S. government debt securities	$—	51,671	$—	$51,671
Certificates of deposit	—	3,361	—	3,361
Corporate bonds		245		$245
Total	$—	$55,277	$—	$55,277

The method used to estimate the fair value of the Level 2 short-term and long-term debt investments in the tables above is based on professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.
6. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	March 31, 2024	December 31, 2023
Land and land improvements	$164	$164
Buildings and building improvements	2,629	2,629
Furniture and fixtures	526	530
Equipment	18,527	18,576
Leasehold improvements	4,475	4,380
Breeding stock	94	79
Computer hardware and software	3,482	3,459
Construction and other assets in progress	7,313	1,577
	37,210	31,394
Less: Accumulated depreciation and amortization	(24,590)	(24,283)
Property, plant and equipment, net	$12,620	$7,111
Depreciation expense was $380 and $506 for the three months ended March 31, 2024 and 2023, respectively.
7. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the three months ended March 31, 2024 were as follows:

Balance at December 31, 2023	$26,612
Foreign currency translation adjustments	(57)
Balance at March 31, 2024	$26,555
The Company had $24,873 of cumulative impairment losses as of both March 31, 2024 and December 31, 2023.
Intangible assets consist of the following as of March 31, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$81,047	$(42,330)	$38,717
Intangible assets consist of the following as of December 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$82,501	$(41,800)	$40,701
Amortization expense was $1,215 and $1,205 for the three months ended March 31, 2024 and 2023, respectively.

8. Debt
Lines of Credit
Exemplar has a $5,000 revolving line of credit with a bank that matures on November 1, 2024. As of March 31, 2024, the line of credit bore interest at a stated rate of 8.50% per annum. As of March 31, 2024 and December 31, 2023, there was no outstanding balance on the line of credit.
Convertible Notes
In July 2018, Precigen completed a registered underwritten public offering of $200,000 aggregate principal amount of Convertible Notes and issued the Convertible Notes under an indenture between Precigen and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented by the First Supplemental Indenture.
The Convertible Notes matured on July 1, 2023, although certain notes were repurchased prior to their maturity beginning in third quarter of 2022. On June 30, 2023, the Company repurchased all remaining outstanding Convertible Notes at par plus accrued interest.
The components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended March 31,
	2024	2023
Cash interest expense	$—	$289
Non-cash interest expense	—	34
Total interest expense	$—	$323
9. Income Taxes
For the three months ended March 31, 2024 and 2023, the Company calculated its tax benefit using the estimated annual effective tax rate method. The rate is the ratio of estimated annual income tax expense related to estimated pretax loss from continuing operations, excluding significant unusual or infrequently occurring items. As a result of the pretax losses anticipated for the full year which are not benefited, this rate has been calculated and applied to the year-to-date interim period’s ordinary income or loss on a jurisdiction by jurisdiction basis to determine the income tax expense/benefit allocated to the year-to-date period. The annual effective tax rate is revised, if necessary, at the end of each interim period based on the Company’s most current best estimate. The Company recorded $29 and $55 of income tax benefit from continuing operations for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the U.S. statutory tax rate, primarily as a result of the change in valuation allowance required.
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
10. Shareholders' Equity
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

Share Lending Agreement
Concurrently with the offering of the Convertible Notes, Precigen entered into a share lending agreement (the "Share Lending Agreement") with J.P. Morgan Securities LLC (the "Share Borrower") pursuant to which Precigen loaned and delivered 7,479,431 shares of its common stock (the "Borrowed Shares") to the Share Borrower. The Share Lending Agreement terminated on October 1, 2023, and the Borrowed Shares were returned to Precigen on October 5, 2023.
The Share Lending Agreement was entered into at fair value and met the requirements for equity classification. Therefore, the value is netted against the issuance of the Borrowed Shares in additional paid-in capital. Additionally, the Borrowed Shares are not included in the denominator for loss per share attributable to Precigen shareholders.
Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31, 2024	December 31, 2023
Unrealized loss on investments	$(34)	$(33)
Loss on foreign currency translation adjustments	(2,763)	(1,914)
Total accumulated other comprehensive loss	$(2,797)	$(1,947)
11. Share-Based Payments
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

	Three Months Ended March 31,
	2024	2023
Cost of products and services	17	13
Research and development	533	509
Selling, general and administrative	2,031	2,609
Total	$2,581	$3,131
Precigen Equity Incentive Plans
In August 2013, Precigen adopted the 2013 Omnibus Incentive Plan ("the 2013 Plan"), for employees and nonemployees which provided for grants of share-based awards, including stock options, restricted stock units, shares of common stock and other awards, to employees, officers, consultants, advisors, and nonemployee directors. Upon the effectiveness of the 2023 Omnibus Incentive Plan in June 2023, as discussed in the next paragraph, (the "2023 Plan"), no new awards may be granted under the 2013 Plan and any awards granted under the 2013 Plan prior to the effectiveness of the 2023 Plan will remain outstanding under such plan and will continue to vest and/or become exercisable in accordance with their original terms and conditions. As of March 31, 2024, there were 17,994,408 stock options and no RSUs outstanding under the 2013 Plan.
In April 2023, Precigen adopted the 2023 Plan, which became effective upon shareholder approval in June 2023. The 2023 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs and other awards, to officers, employees and nonemployees. The 2023 Plan authorizes for issuance pursuant to awards under the 2023 Plan an aggregate of 16,418,137 shares, which included shares remaining available for issuance under the 2013 Plan as of the adoption of the 2023 Plan. As of March 31, 2024, there were 648,500 stock options and no RSUs outstanding under the 2023 Plan and 15,769,637 shares were available for future grants.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to nonemployee service providers, including board members. As of March 31,

2024, there were 12,000,000 shares authorized for issuance under the 2019 Plan, of which 4,072,641 stock options and 786,709 RSUs were outstanding and 2,432,945 shares were available for future grants.
Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2023	22,057,340	$6.90	7.12
Granted	1,237,634	1.43
Exercised	—	—
Forfeited	(240,000)	1.41
Expired	(339,425)	28.83
Balances at March 31, 2024	22,715,549	6.33	7.11
Exercisable at March 31, 2024	14,261,414	8.93	6.15
RSU activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2023	961,534	$1.17	0.19
Granted	786,709	1.43
Vested	(961,534)	1.17
Forfeited	—	—
Balances at March 31, 2024	786,709	1.43	0.95
Precigen currently uses treasury shares and authorized and unissued shares to satisfy share award exercises.
12. Operating Leases
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
The components of lease costs were as follows:

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$609	$615
Short-term lease costs	13	20
Variable lease costs	92	120
Lease costs	$714	$755

As of March 31, 2024, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2024	$1,568
2025	1,651
2026	1,499
2027	1,307
2028	1,260
2029	1,295
Thereafter	553
Total	9,133
Present value adjustment	(2,428)
Total	$6,705
Current portion of operating lease liabilities	$1,318
Long-term portion of operating lease liabilities	5,387
Total	$6,705
Other information related to operating leases in continuing operations was as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	4.98	5.39
Weighted average discount rate	11.3%	11.2%

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$572	$463
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	572	26
13. Commitments and Contingencies
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
On August 2, 2022, the Court granted the parties' request to conduct a private mediation session to explore potential resolution of the action. On November 17, 2022, at the conclusion of the mediation session, the parties executed a memorandum of understanding that agreed in principle to resolve the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $13,000. As a result, the shareholder class action lawsuit was resolved. On November 6, 2023, the Court granted final approval of the settlement, dismissed the litigation with prejudice, and entered final judgment. As a result, the Company had no amounts recorded in settlement and indemnification accruals or an insurance receivable asset on the consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively.
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
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2024, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
Trans Ova
As part of the Company's strategic shift to becoming a healthcare company, in August 2022, the Company completed the sale of 100% of the issued and outstanding membership interests in its wholly-owned subsidiary, Trans Ova, to Spring Bidco LLC (the “Buyer”), a Delaware limited liability company for $170,000 and up to $10,000 in cash earn-out payments contingent upon the performance of Trans Ova in each of 2022 and 2023, consisting of $5,000 for each year (the “Transaction”). In February 2023, the Buyer notified the Company that Trans Ova did not meet the financial measures required in 2022 in order to require the first $5,000 earn-out payment. In April 2024, the Buyer notified the Company that Trans Ova did not meet the financial measures required in 2023 in order to require the second $5,000 earn-out payment. The Company has disputed certain items reflected in the 2023 financial measures presented by the Buyer in the aforementioned notification.
In connection with the Transaction, the Company is required to indemnify the Buyer for certain expenses incurred post close (related to covenants and certain additional specified liabilities including certain patent infringement lawsuits), if incurred, in amounts not to exceed $5,750. Such indemnification was recorded as a reduction of the gain on divestiture in the third quarter of 2023. As of March 31, 2024 and December 31, 2023, $5,075 and $5,750 were included in settlement and indemnification accruals on the condensed consolidated balance sheets, respectively, related to this indemnification liability. In April 2024, the Company received an indemnification claim of $1,862 for expenses incurred by the buyer for the period from July 2023 to December 2023. In addition, during the three-months ended September 30,2023, the Company paid $675 for indemnification claims against this liability for the period from the date of sale to June 2023.
14. Segments
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
For the three months ended March 31, 2024, the Company's reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the three months ended March 31, 2024. See Note 1 for a description of Biopharmaceuticals and Exemplar.

Segment Adjusted EBITDA by reportable segment was as follows:

	Three Months Ended March 31,
	2024	2023
Biopharmaceuticals	$(23,820)	$(21,343)
Exemplar	(200)	121
Segment Adjusted EBITDA for reportable segments	$(24,020)	$(21,222)
The table below reconciles Segment Adjusted EBITDA for reportable segments to consolidated net loss from continuing operations before income taxes:

	Three Months Ended March 31,
	2024	2023
Segment Adjusted EBITDA for reportable segments	$(24,020)	$(21,222)
Remove cash paid for capital expenditures, net of proceeds from sale of assets	4,348	154
Interest Income	608	633
Other expenses:
Interest expense	(2)	(324)
Depreciation and amortization	(1,595)	(1,711)
Gain (loss) on disposals of assets	3	—
Stock-based compensation expense	(2,581)	(3,132)
Adjustment related to accrued bonuses paid in equity awards	—	3,360
Shares issue for payment of services	(528)	(545)
Corporate noncash items	—	(2)
Consolidated loss before income taxes	$(23,767)	$(22,789)
Revenues from external customers consisted of $1,065 and $1,851 in the Exemplar segment for the three months ended March 31, 2024 and 2023.
Total segment revenues from reportable segments equal total consolidated revenues on the condensed consolidated statements of operations.
For the three months ended March 31, 2024 and 2023, 52.8% and 82.5%, respectively, of total consolidated revenue was attributable to three customers in 2024 and four customer in 2023 in the Exemplar segment.
As of March 31, 2024 and December 31, 2023, the Company had $1,120 and $1,958, respectively, of long-lived assets in foreign countries. There were no revenues derived in foreign countries for any periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2023, or Annual Report.
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
Our most advanced programs are as follows:
PRGN-2012 is a first-in-class, investigational "off-the-shelf" AdenoVerse immunotherapy for the treatment of recurrent respiratory papillomatosis, or RRP. PRGN-2012 is an innovative therapeutic vaccine with optimized antigen design that uses our gorilla adenovector technology, part of our proprietary AdenoVerse platform, to elicit immune responses directed against cells infected with HPV6 and HPV11. PRGN-2012 is in a Phase 1/2 clinical trial for adult patients with RRP. We have completed the Phase 1 portion of the clinical trial. The Phase 2 portion of the clinical trial is ongoing. We have announced that the FDA has agreed that the ongoing Phase 1/2 clinical trial of PRGN-2012 will serve as pivotal for the purpose of filing an accelerated approval request for licensure. PRGN-2012 has been granted Breakthrough Therapy Designation and Orphan Drug designation for the treatment of RRP by the FDA. PRGN-2012 has received Orphan Drug Designation for the Treatment of RRP from the European Commission as well. PRGN-2012 Phase 2 pivotal trial data are anticipated in the second quarter of 2024. We plan to submit a BLA under an accelerated approval pathway in the second half of 2024. We are preparing for commercial readiness for a potential launch, if approved, of PRGN-2012 in 2025.

PRGN-2009 is a first-in-class, "off-the-shelf" investigational immunotherapy designed to activate the immune system to recognize and target human papillomavirus-positive, or HPV+, solid tumors. PRGN-2009 leverages our UltraVector and AdenoVerse platforms to optimize HPV type 16 and HPV type 18, antigen designed for delivery via a proprietary gorilla adenovector with a large genetic payload capacity and the ability for repeat administrations. We have completed a Phase 1 clinical trial of PRGN-2009 as a monotherapy or in combination with bintrafusp alfa, or M7824, an investigational bifunctional fusion protein, for patients with HPV-associated cancers in collaboration with the National Cancer Institute, or NCI, pursuant to a cooperative research and development arrangement, or CRADA. A Phase 2 clinical trial of PRGN-2009 in combination with pembrolizumab in newly diagnosed oropharyngeal squamous cell carcinoma patients is ongoing in collaboration with the NCI pursuant to a CRADA. In addition, Phase 2 clinical trial of PRGN-2009 in combination with pembrolizumab to treat patients with recurrent or metastatic cervical cancer is ongoing.
PRGN-3005 is a first-in-class, investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to simultaneously express a CAR targeting the unshed portion of the Mucin 16 antigen, mbIL15, and kill switch genes. PRGN-3005 is currently being evaluated in a Phase 1/1b clinical trial for the treatment of advanced, recurrent platinum-resistant ovarian, fallopian tube, or primary peritoneal cancer. We have completed enrollment in the Phase 1 dose escalation cohorts of the intraperitoneal (IP) and intravenous (IV) arms without lymphodepletion as well as in the lymphodepletion cohort in the IV arm. The Phase 1b dose expansion trial is ongoing.
PRGN-3006 is a first-in-class, investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to express a CAR to target CD33 (Siglec-3), mbIL15 and a kill switch gene. PRGN-3006 is currently being evaluated in a Phase 1/1b clinical trial for the treatment of relapsed or refractory, or r/r, acute myeloid leukemia, or AML, and high-risk myelodysplastic syndromes, or MDS. PRGN-3006 has been granted Fast Track designation in patients with r/r AML by the FDA. Previously PRGN-3006 was granted Orphan Drug Designation in patients with AML by the FDA. We have completed the Phase 1 dose escalation trial. The Phase 1b dose expansion trial is ongoing.
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

an initial 3+3 dose escalation in each arm followed by a dose expansion at the maximum tolerated dose. The Phase 1 dose escalation portion of the Phase 1/1b study is ongoing.
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
Segments
As of March 31, 2024, our reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the three months ended March 31, 2024.
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
See further discussion regarding our ability to continue as a going concern below under the future capital requirements section on Item 2.
Sources of revenue
Our primary current revenues arise from Exemplar, which generates product and service revenues through the development and sale of genetically engineered miniature swine models. We recognize revenue when control of the promised product or service is transferred to the customer.
As we have shifted our focus to our healthcare business, we have and may continue to mutually terminate historical collaboration agreements or repurchase rights to the exclusive fields from collaborators, relieving us of any further performance obligations under the agreement. Upon such circumstances or when we determine no further performance obligations are required of us under an agreement, we may recognize any remaining deferred revenue as either collaboration revenue or as a reduction of operating expense, depending on the circumstances. See "Notes to the Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report for a discussion of changes to our significant collaborations.
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
Our research and development expenses are generally incurred by our reportable segments and primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services. Our Biopharmaceuticals segment is progressing preclinical and clinical programs that target urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases, including PRGN-3005, PRGN-3006, PRGN-3007, PRGN-2009, and PRGN-2012 and AG019. Our Exemplar segment's research and development activities relate to new and improved pig research models. The following table summarizes our research and development expenses incurred by reportable segment and reconciles those expenses to research and development expenses on the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Biopharmaceuticals	$14,226	$12,097
Exemplar	23	66
Total consolidated research and development expenses	$14,249	$12,163
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
Other income (expense), net
Other income consists of gain on convertible debt retirement (for 2023) and interest earned on our cash and cash equivalents and short-term and long-term investments, and may fluctuate based on amounts invested and current interest rates.
Other expense consisted primarily of interest on our Convertible Notes, which decreased in 2023 due to the retirement of our Convertible Notes. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 8" appearing elsewhere in this Quarterly Report for further discussion.
Segment performance
We use Segment Adjusted EBITDA as our primary measure of segment performance. We define Segment Adjusted EBITDA as net income (loss) before (i) interest expense and interest income, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net income (loss) of affiliates, and (x) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates, but includes proceeds from the sale of assets in the period sold. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 14" appearing elsewhere in this Quarterly Report for further discussion of Segment Adjusted EBITDA.
Results of operations
Comparison of the three months ended March 31, 2024 and the three months ended March 31, 2023
The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Product revenues	138	324	(186)	(57.4)%
Service revenues	919	1,527	(608)	(39.8)%
Other revenues	8	—	8	N/A
Total revenues	1,065	1,851	(786)	(42.5)%
Operating expenses
Cost of product and services	1,075	1,527	(452)	(29.6)%
Research and development	14,249	12,163	2,086	17.2%
Selling, general and administrative	10,151	11,639	(1,488)	(12.8)%
Total operating expenses	25,475	25,329	146	0.6%
Operating loss	(24,410)	(23,478)	(932)	4.0%
Total other income (expense), net	643	689	(46)	(6.7)%
Loss before income taxes	(23,767)	(22,789)	(978)	4.3%
Income tax benefit	29	55	(26)	(47.3)%
Net loss	$(23,738)	$(22,734)	$(1,004)	4.4%
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 3" appearing elsewhere in this Quarterly Report.
Product and service revenues and gross margin
Product and service revenues decreased $0.8 million, or 43%, compared to the three months ended March 31, 2023. This decrease is related to reductions in services performed at Exemplar. Gross margin on product and services declined in the current period primarily as a result of the decreased revenues at Exemplar.
Research and development expenses
Research and development expenses increased $2.1 million, or 17%, compared to the three months ended March 31, 2023. Salaries, benefits, and other personnel costs increased $1.5 million due to an increase in the hiring of employees throughout 2023 to support the growth in the Company's clinical development activities as well as increased fees paid to consultants and contract research organizations during the period compared to the prior year period.
Selling, general and administrative expenses
SG&A expenses decreased $1.5 million, or 13%, compared to the three months ended March 31, 2023. This decrease was primarily driven by a reduction in stock compensation and insurance expenses in 2024 versus the same period in 2023.
Segment performance

The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the three months ended March 31, 2024 and 2023, for each of our reportable segments.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(23,820)	$(21,343)	$(2,477)	(11.6)%
Exemplar	(200)	121	(321)	<(200)%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 14" appearing elsewhere in this Quarterly Report.
The following table summarizes revenues from external customers for the three months ended March 31, 2024 and 2023, for each of our reportable segments.

	Three Months Ended March 31,		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Exemplar	1,065	1,851	(786)	(42.5)%
Biopharmaceuticals
Segment Adjusted EBITDA loss increased primarily due to our increase in Research and Development expenses within the reportable segment.
Exemplar
Revenues for Exemplar decreased due to a decrease in services performed resulting from a lower demand from existing customers. The decline in Segment Adjusted EBITDA was primarily due to the decreased revenues.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception, and as of March 31, 2024, we had an accumulated deficit of $2.0 billion. From our inception through March 31, 2024, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers. As of March 31, 2024, we had cash and cash equivalents of $17.5 million and short-term investments of $27.3 million. Cash in excess of immediate requirements is typically invested primarily in money market funds, certificate of deposits and U.S. government debt securities in order to maintain liquidity and preserve capital.
In January 2023, we closed a public offering of 43,962,640 shares of our common stock, resulting in net proceeds to us of $72.8 million, after deducting underwriting discounts, fees, and other offering expenses.

Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(14,090)	$(18,388)
Investing activities	24,045	(50,408)
Financing activities	—	44,174
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(60)	(28)
Net decrease in cash, cash equivalents, and restricted cash	$9,895	$(24,650)
Cash flows from operating activities:
During the three months ended March 31, 2024, our net loss was $23.7 million, which includes the following significant noncash expenses totaling $4.3 million: (i) $2.6 million of stock-based compensation expense, (ii) $1.6 million of depreciation and amortization expense, (iii) $0.5 million of shares issued as payment for services, and (iv) $0.4 million due to amortization of discounts on investments.
During the three months ended March 31, 2023, our net loss was $22.7 million, which includes the following significant noncash expenses totaling $5.1 million: (i) $3.1 million of stock-based compensation expense, (ii) $1.7 million of depreciation and amortization expense, and (iii) $0.5 million of shares issued as payment for services.
Cash flows from investing activities:
During the three months ended March 31, 2024, we received $28.4 million of investments, from sales and maturities, net of purchases, and purchased $4.4 million of property, plant and equipment.
During the three months ended March 31, 2023, we purchased $50.3 million of investments, net of sales and maturities, primarily using the proceeds received from the underwritten public offering discussed below under cash flows from financing activities.
Cash flows from financing activities:
During the three months ended March 31, 2024, we did not have any cash provided or used in financing activities.
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
Our consolidated financial statements as of March 31, 2024 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our balance of cash, cash equivalents and short-term investments of $44.8 million at March 31, 2024 and forecasted negative cash flows from operating activities for the foreseeable future, there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.
See the section entitled "Risk Factors" in our Annual Report for additional risks associated with our substantial capital requirements.

Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of March 31, 2024 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$9,133	$2,017	$3,076	$2,509	$1,532
Total	$9,133	$2,017	$3,076	$2,509	$1,532
(1)See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Notes 8" appearing elsewhere in this Quarterly Report for further discussion of our convertible debt.
In addition to the obligations in the table above, as of March 31, 2024, we are party to license agreements with various third parties that contain future milestones and royalty payment obligations related to development milestones and/or commercial sales of products that incorporate or use their technologies. Because these agreements are generally subject to termination by us or are dependent on certain condition precedents within our control, no amounts are included in the tables above. As of March 31, 2024, we also had research and development commitments with third parties totaling $19.2 million that had not yet been incurred.
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
Interest rate risk
We had cash, cash equivalents and short-term investments of $44.8 million and $62.9 million as of March 31, 2024 and December 31, 2023, respectively. Our cash and cash equivalents and short-term investments consist of cash, money market funds, U.S. government debt securities, certificates of deposit, and corporate bonds. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities, certificates of deposit, and corporate bonds which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
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
There has been no change in our internal control over financial reporting during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2024, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 13" appearing elsewhere in this Quarterly Report for further discussion of ongoing legal matters.
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

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precigen, Inc.
(Registrant)

Date: May 14, 2024	By:	/s/ HARRY THOMASIAN JR.
Harry Thomasian Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)