Form 10-Q
period 2024-06-30
PRECIGEN, INC.
filed 2024-08-14
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2024, 252,763,043 shares of common stock, no par value per share, were outstanding. This number excludes 3,635,484 shares held by the registrant as treasury shares.

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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report, including statements regarding our strategy; future events, including their outcome or timing; future operations; future financial position; future revenue; projected costs; prospects; plans; objectives of management; and expected market growth, are forward-looking statements. The words "aim", "anticipate", "assume", "believe", "continue", "could", "due", "estimate", "expect", "intend", "may", "plan", "positioned", "potential", "predict", "project", "seek", "should", "target", "will", "would", and the negatives of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements may relate to, among other things: (i) the timeliness of regulatory approvals; (ii) our strategy and overall approach to our business model, our efforts to realign our business, and our ability to exercise more control and ownership over the development process and commercialization path; (iii) our ability to successfully enter new markets or develop additional product candidates, including the expected timing and results of investigational studies and preclinical and clinical trials, whether with our collaborators or independently; (iv) our ability to consistently manufacture our product candidates on a timely basis or to establish agreements with third-party manufacturers; (v) our ability to successfully enter into optimal strategic relationships with our subsidiaries and operating companies that we may form in the future; (vi) our ability to hold or generate significant operating capital, including through partnering, asset sales, and operating cost reductions; (vii) actual or anticipated variations in our operating results; (viii) actual or anticipated fluctuations in competitors' or collaborators' operating results or changes in their respective growth rates; (ix) our cash position; (x) market conditions in our industry; (xi) the volatility of our stock price; (xii) the ability, and the ability of our collaborators, to protect our intellectual property and other proprietary rights and technologies; (xiii) outcomes of pending and future litigation; (xiv) the rate and degree of market acceptance of any products developed by us, our subsidiaries, collaborations, or joint ventures, or JVs, and competition from existing technologies and products or new technologies and products that may emerge; (xv) our ability to retain and recruit key personnel; (xvi) expectations related to the use of proceeds from public offerings and other financing efforts; (xvii) estimates regarding expenses, future revenue, capital requirements, and needs for additional financing; (xviii) our substantial doubt about our ability to continue as a going concern; (xix) our timeline to commercialization of our product candidates; (xx) our strategic prioritization and streamlining of resources undertaken to extend our cash runway and focus more of our capital resources on PRGN-2012 and costs related to such prioritization and streamlining of resources; (xxi) potential non-dilutive financings for future liquidity; and (xxii) our ability to successfully partner or sell our paused programs and activities in a timely manner.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$9,345	$7,578
Short-term investments	10,191	55,277
Receivables
Trade, less allowance for credit losses of $0 and $184 as of June 30, 2024 and December 31, 2023	511	902
Other	505	673
Prepaid expenses	3,163	4,325
Total current assets	23,715	68,755
Property, plant and equipment, net	13,451	7,111
Intangible assets, net	5,091	40,701
Goodwill	24,918	26,612
Right-of-use assets	5,550	7,097
Other assets	435	767
Total assets	$73,160	$151,043
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2024	December 31, 2023
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$4,846	$1,726
Accrued compensation and benefits	6,675	8,250
Other accrued liabilities	6,642	6,223
Settlement and indemnification accruals	3,213	5,075
Deferred revenue	378	509
Current portion of lease liabilities	1,269	1,202
Total current liabilities	23,023	22,985
Deferred revenue, net of current portion	1,818	1,818
Lease liabilities, net of current portion	5,072	5,895
Deferred tax liabilities	77	1,847
Total liabilities	29,990	32,545
Commitments and contingencies (Note 13)
Shareholders' equity
Common stock, no par value, 400,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 256,398,527 shares issued as of June 30, 2024 and December 31, 2023, 252,656,151 shares and 248,919,096 shares outstanding as of June 30, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	2,093,080	2,084,916
Accumulated deficit	(2,047,001)	(1,964,471)
Accumulated other comprehensive loss	(2,909)	(1,947)
Total shareholders' equity	43,170	118,498
Total liabilities and shareholders' equity	$73,160	$151,043
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Product revenues	$31	$324	$169	$648
Service revenues	673	1,438	1,592	2,965
Other revenues	13	5	21	5
Total revenues	717	1,767	1,782	3,618
Operating Expenses
Cost of products and services	1,014	1,697	2,089	3,224
Research and development	15,693	11,874	29,942	24,037
Selling, general and administrative	10,306	9,316	20,457	20,954
Impairment of goodwill	1,630	—	1,630	—
Impairment of other noncurrent assets	32,915	—	32,915	—
Total operating expenses	61,558	22,887	87,033	48,215
Operating loss	(60,841)	(21,120)	(85,251)	(44,597)
Other Income (Expense), Net
Interest expense	(2)	(136)	(4)	(460)
Interest income	319	828	927	1,460
Other income, net	43	44	80	424
Total other income, net	360	736	1,003	1,424
Loss before income taxes	(60,481)	(20,384)	(84,248)	(43,173)
Income tax benefit	1,689	65	1,718	120
Net loss	$(58,792)	$(20,319)	$(82,530)	$(43,053)

Net loss per share
Net loss per share, basic and diluted	$(0.23)	$(0.08)	$(0.33)	$(0.18)
Weighted average shares outstanding, basic and diluted	252,366,533	248,003,322	250,803,790	240,307,403
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Net loss	$(58,792)	$(20,319)	$(82,530)	$(43,053)
Other comprehensive income (loss):
Unrealized gain on investments	16	228	15	491
(Loss) gain on foreign currency translation adjustments	(128)	(47)	(977)	479
Comprehensive loss	$(58,904)	$(20,138)	$(83,492)	$(42,083)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2024	250,248,808	$—	6,149,719	$—	$2,088,025	$(2,797)	$(1,988,209)	$97,019
Stock-based compensation expense	—	—	—	—	1,964	—	—	1,964
Shares issued upon vesting of restricted stock units and for exercises of stock options	236,458	—	(236,458)	—	52	—	—	52
Shares issued for accrued compensation	2,170,885	—	(2,170,885)	—	3,039	—	—	3,039
Net loss	—	—	—	—	—	—	(58,792)	(58,792)
Other comprehensive loss	—	—	—	—	—	(112)	—	(112)
Balances at June 30, 2024	252,656,151	$—	3,742,376	$—	$2,093,080	$(2,909)	$(2,047,001)	$43,170

(Amounts in thousands, except share data)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances at March 31, 2023	255,482,753	$—	—	$—	$2,078,133	$(2,699)	$(1,891,301)	$184,133
Stock-based compensation expense	—	—	—	—	2,188	—	—	2,188
Shares issued in public offerings, net of issuance costs	—	—	—	—	27	—	—	27
Net loss	—	—	—	—	—	—	(20,319)	(20,319)
Other comprehensive income	—	—	—	—	—	181	—	181
Balances at June 30, 2023	255,482,753	$—	—	$—	$2,080,348	$(2,518)	$(1,911,620)	$166,210

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common stock		Common Stock in treasury		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Precigen shareholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2023	248,919,096	$—	7,479,431	$—	$2,084,916	$(1,947)	$(1,964,471)	$118,498
Stock-based compensation expense	—	—	—	—	4,545	—	—	4,545
Shares issued upon vesting of RSUs and for exercises of stock options	1,197,992	—	(1,197,992)	—	52	—	—	52
Shares issued for accrued compensation	2,170,885	—	(2,170,885)	—	3,039	—	—	3,039
Shares issued as payment for services	368,178	—	(368,178)	—	528	—	—	528
Net loss	—	—	—	—	—	—	(82,530)	(82,530)
Other comprehensive loss	—	—	—	—	—	(962)		(962)
Balances at June 30, 2024	252,656,151	—	3,742,376	$—	$2,093,080	$(2,909)	$(2,047,001)	$43,170

(Amounts in thousands, except share data)	Common stock		Common Stock in treasury		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Precigen shareholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2022	208,150,021	$—	—	$—	$1,998,314	$(3,488)	$(1,868,567)	$126,259
Stock-based compensation expense	—	—	—	—	5,320	—	—	5,320
Shares issued upon vesting of RSUs	697,815	—	—	—	—	—	—	—
Shares issued for accrued compensation	2,206,469	—	—	—	3,361	—	—	3,361
Shares issued as payment for services	465,808	—	—	—	545	—	—	545
Shares and warrants issued in public offerings, net of issuance costs	43,962,640	—	—	—	72,808	—	—	72,808
Net loss	—	—	—	—	—	—	(43,053)	(43,053)
Other comprehensive income	—	—	—	—	—	970	—	970
Balances at June 30, 2023	255,482,753	$—	—	$—	$2,080,348	$(2,518)	$(1,911,620)	$166,210
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(82,530)	$(43,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,191	3,404
Gain on disposals of assets, net	(3)	(40)
Impairment of goodwill	1,630	—
Impairment of other noncurrent assets	32,915	—
Gain on debt retirement	—	(60)
Amortization of discounts on investments, net	(570)	(721)
Stock-based compensation expense	4,545	5,320
Shares issued as payment for services	528	545
Accretion of debt discount and amortization of deferred financing costs	—	60
Deferred income taxes	(1,718)	(113)
Changes in operating assets and liabilities:
Receivables:
Trade	391	(376)
Other	490	(226)
Prepaid expenses	1,158	2,274
Other assets	55	83
Accounts payable	3,178	(1,536)
Accrued compensation and benefits	1,468	1,804
Other accrued liabilities	(235)	(1,740)
Deferred revenue	(131)	(10)
Lease liabilities	303	229
Settlement and indemnification accruals	(1,862)	—
Net cash used in operating activities	(37,197)	(34,156)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2024	2023
Cash flows from investing activities
Purchases of investments	$(51,664)	$(128,563)
Sales and maturities of investments	97,335	101,852
Purchases of property, plant and equipment	(6,674)	(255)
Proceeds from sale of assets	3	61
Net cash provided by (used in) investing activities	39,000	(26,905)
Cash flows from financing activities
Proceeds from issuance of shares, net of issuance costs	—	72,808
Payments of long-term debt and convertible notes, including cost to retire of $120 in 2023	—	(43,219)
Proceeds from stock option exercises	52	—
Net cash provided by financing activities	52	29,589
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(95)	(172)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,760	(31,644)
Cash, cash equivalents, and restricted cash
Beginning of period	7,848	48,596
End of period	$9,608	$16,952
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5	$1,156
Cash paid during the period for income taxes	4	—
Significant noncash activities
Accrued compensation paid in equity awards	$3,039	$3,361
Purchases of property and equipment included in accounts payable and other accrued liabilities	1,171	19
Proceeds from sale of assets included in accounts receivable	57	—
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of June 30, 2024 and December 31, 2023 as shown above:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$9,345	$7,578
Restricted cash included in other receivables	263	—
Restricted cash included in other assets	—	270
Cash, cash equivalents, and restricted cash	$9,608	$7,848
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
Precigen and its consolidated subsidiaries are hereinafter referred to as the "Company."
ActoBio utilizes a proprietary class of microbe-based biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics, with its primary operations located in Ghent, Belgium. As part of a continuing effort to strategically prioritize the application of resources to particular development efforts, during the second quarter of 2024, the Company initiated a shutdown of ActoBio's operations. This included the commencement of terminating leases and employees, and the disposition of certain of its assets and obligations with a focus on the preservation of ActoBio's intellectual property. See Notes 6 and 7 for further discussion related to non-cash impairment charges recorded in relation to these activities. In addition to the impairment charges described in Notes 6 and 7, the Company also recorded a charge related to employee severance and termination benefits of $2,100, of which $1,700 is included in research and development expenses and $400 is included in selling, general and administrative expenses included in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2024. No payments had been made for these employee termination benefits through June 30, 2024.
In addition to the actions taken at ActoBio noted above, in August, 2024 the Company also began undertaking a strategic prioritization of its clinical portfolio and streamlining of its resources, including a reduction of over 20% of its workforce, to focus on potential commercialization of the PRGN-2012 AdenoVerse® gene therapy for the treatment of recurrent respiratory papillomatosis (RRP). These strategic changes are designed to reduce required resources for non-priority programs and enable the Company to focus on pre-commercialization efforts on PRGN-2012, including supporting submission of a rolling biologics license application (BLA) under an accelerated approval pathway anticipated in the second half of 2024, conducting a confirmatory clinical trial, and manufacturing commercial product. Additionally, the Company will continue acceleration of commercial readiness efforts for a potential launch in 2025. These actions will result in the Company recording severance charges in the third quarter of 2024 related to the reduction in its workforce of approximately $900.
Exemplar is committed to enabling the study of life-threatening human diseases through the development of Yucatan MiniSwine preclinical research models and services. Exemplar’s primary operations are located in the State of Iowa.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of June 30, 2024 and results of operations and cash flows for the interim periods ended June 30, 2024 and 2023. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying condensed consolidated financial statements reflect the operations of Precigen and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity and Going Concern
During the six months ended June 30, 2024, the Company incurred a net loss of $82,530 and used $37,197 of cash in our operations, and as of June 30, 2024, had an accumulated deficit of $2,047,001. The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows from operations to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. As of June 30, 2024, the Company had $19,536 in cash, cash equivalents and short-term investments. As discussed in Note 10, the Company raised in August approximately $31,363 in net proceeds in a public offering of its common stock, however, had no committed source of additional funding from either debt or equity financings. The Company is currently exploring a number of potential non-dilutive financings for future liquidity. The Company's current cash and investments position, including the proceeds received from the August 2024 offering, is not sufficient to fund the Company's planned operations through one year after the date the interim financial statements are issued and accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.
The Company’s ability to fund its operations on an ongoing basis is dependent upon the successful execution of management’s plans, which include raising additional capital in the near term. This additional capital could be raised through a combination of non-dilutive financings (including debt or royalty monetization financings, collaborations, strategic alliances, monetization of non-core assets, marketing, distribution or licensing arrangements), dilutive financings (including equity and/or debt financings which may include an equity component) and, in the longer term, from revenue related to product sales, to the extent its product candidates receive marketing approval and can be commercialized. There can be no assurance that new financing or other transactions will be available to the Company on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances, monetization of non-core assets or marketing, distribution or licensing arrangement may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, which may include research and development and clinical trials. This may have a material adverse effect on the Company’s business, financial condition, results of operations and ability to operate as a going concern.
These interim condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.
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
The Company has research and development arrangements with third parties that include upfront and milestone payments. As of June 30, 2024 and December 31, 2023, the Company had research and development commitments with third parties that had not yet been incurred totaling $16,895 and $17,800, respectively. The commitments are generally cancellable by the Company by providing written notice at least sixty days before the desired termination date.

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
Short-term Investments
As of June 30, 2024 and December 31, 2023 short-term investments include United States government debt and agency securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date.
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
Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method and the if-converted method. For purposes of the diluted net loss per share calculation, shares to be issued pursuant to stock options and restricted stock units ("RSUs") are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive as described in the next paragraph. Therefore, basic and diluted net loss per share were the same for all periods presented. See Note 10 for further discussion of the Company's Share Lending Agreement, which was terminated on October 1, 2023.
The following potentially dilutive securities as of June 30, 2024 and 2023, have been excluded from the above computations of diluted weighted average shares outstanding for the three and six months then ended as they would have been anti-dilutive:

	June 30,
	2024	2023
Options	27,403,769	22,325,095
Restricted stock units	786,709	1,877,308
Total	28,190,478	24,202,403

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
There was no collaboration and licensing revenue recognized during both the three and six months ended June 30, 2024 and 2023.
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
Deferred revenue consisted of the following:

	June 30, 2024	December 31, 2023
Collaboration and licensing agreements	$1,818	$1,818
Prepaid product and service revenues	15	15
Other	363	494
Total	$2,196	$2,327
Current portion of deferred revenue	$378	$509
Long-term portion of deferred revenue	1,818	1,818
Total	$2,196	$2,327
4. Short-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of June 30, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$8,359	$15	$(31)	$8,343
Certificates of deposit	1,848	—	—	1,848
Total	$10,207	$15	$(31)	$10,191

In addition, at June 30, 2024 and December 31, 2023, the Company held a U.S. government debt security valued at $5,864 and $1,502, respectively, which was included in cash and cash equivalents in the condensed consolidated balance sheet as this investment had an original maturity of less than three months when purchased.
The estimated fair value of available-for-sale investments was $10,191 as of June 30, 2024, and these available-for-sale investments all contractually mature within one year.
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
Assets
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of June 30, 2024:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2024
Assets
U.S. government debt securities	$—	$8,343	$—	$8,343
Certificates of deposit	—	1,848	—	1,848
Total	$—	$10,191	$—	$10,191
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
6. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	June 30, 2024	December 31, 2023
Land and land improvements	$164	$164
Buildings and building improvements	2,629	2,629
Furniture and fixtures	379	530
Equipment	16,628	18,576
Leasehold improvements	4,475	4,380
Breeding stock	83	79
Computer hardware and software	3,213	3,459
Construction and other assets in progress	8,109	1,577
	35,680	31,394
Less: Accumulated depreciation and amortization	(22,229)	(24,283)
Property, plant and equipment, net	$13,451	$7,111
Depreciation expense was $388 and $475 for the three months ended June 30, 2024 and 2023, respectively, and $768 and $981 for the six months ended June 30, 2024 and 2023, respectively.
As discussed in Note 1, during the three and six months ended June 30, 2024, the Company suspended ActoBio's operations. As a result, the Company reviewed the related property, plant and equipment and right-of-use assets for impairment. Based on the estimated undiscounted cash flows, the Company determined that the related asset values were not fully recoverable and calculated estimated fair values using market participant assumptions. The estimated fair values were lower than the carrying values, and the Company recorded impairment losses of $110 related to property, plant, and equipment and $488 related to the right-of-use assets, which are included in impairment of other noncurrent assets in the accompanying condensed consolidated statements of operations.
7. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the six months ended June 30, 2024 were as follows:

Balance at December 31, 2023	$26,612
Impairment	(1,630)
Foreign currency translation adjustments	(64)
Balance at June 30, 2024	$24,918
The Company had $26,503 and $24,873 of cumulative impairment losses as of June 30, 2024 and December 31, 2023, respectively.
During the three months ended June 30, 2024, in connection with the suspension of ActoBio's operations, as discussed in Note 1, the Company determined the fair value of the ActoBio reporting unit was less than its carrying amount. As a result, the Company recorded a goodwill impairment charge of $1,630, which represented the full amount of goodwill associated with the ActoBio reporting unit.
Intangible assets consist of the following as of June 30, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$15,912	$(10,821)	$5,091
Intangible assets consist of the following as of December 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$82,501	$(41,800)	$40,701
During the three months ended June 30, 2024, in connection with the suspension of ActoBio's operations, the Company determined the fair value of the certain developed technologies that the Company ceased using was less than its carrying amount. As a result, the Company recorded an impairment charge of $32,317, which is included in impairment of other noncurrent assets in the accompanying condensed consolidated statements of operations.
Amortization expenses were $1,208 and $1,218 for the three months ended June 30, 2024 and 2023, respectively, and $2,423 for the six months ended June 30, 2024 and 2023.
8. Debt
Lines of Credit
Exemplar has a $5,000 revolving line of credit with a bank that matures on November 1, 2024. As of June 30, 2024, the line of credit bore interest at a stated rate of 8.50% per annum. As of June 30, 2024 and December 31, 2023, there was no outstanding balance on the line of credit.
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
The components of interest expense in 2023 related to the Convertible Notes were $108 of cash interest expense and $26 of non-cash interest expense for the three months ended June 30, 2023, and $397 of cash interest expense and $60 of non-cash interest expense for the six months ended June 30, 2023.
9. Income Taxes
For the three and six months ended June 30, 2024 and 2023, the Company calculated its tax benefit using the estimated annual effective tax rate method. The rate is the ratio of estimated annual income tax expense related to estimated pretax loss from continuing operations, excluding significant unusual or infrequently occurring items. As a result of the pretax losses anticipated for the full year which are not benefited, this rate has been calculated and applied to the year-to-date interim period’s ordinary income or loss on a jurisdiction by jurisdiction basis to determine the income tax expense/benefit allocated to the year-to-date period. The annual effective tax rate is revised, if necessary, at the end of each interim period based on the Company’s most current best estimate. The Company recorded an income tax benefit of $1,689 and $65 for the three months ended June 30, 2024 and 2023, respectively, and $1,718 and $120 for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the U.S. statutory tax rate, primarily as a result of the change in valuation allowance required. The increase in tax benefit recognized in the three and six months ended June 30, 2024 is primarily caused by the non-cash impairment of ActoBio's developed technology and goodwill, which resulted in the reduction of the associated deferred tax liability, and was recorded as a discrete item in the period.
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
In August 2024, the Company closed a public offering of 39,878,939 shares of its common stock, resulting in net proceeds to the Company of approximately $31,363, after deducting underwriting discounts, fees, and an estimate of other offering expenses. This included the sale of 4,584,821 shares of the Company’s common stock pursuant to the underwriter’s exercise of its option to purchase an additional 5,294,117 shares until September 6, 2024. Of the 39,878,939 shares, 23,588,234 shares were purchased by related parties and their affiliates, including the Company's Chairman of the Board of Directors and his affiliates, and one of the Company's executive officers.
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
Components of Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2024	December 31, 2023
Unrealized loss on investments	$(16)	$(33)
Loss on foreign currency translation adjustments	(2,893)	(1,914)
Total accumulated other comprehensive loss	$(2,909)	$(1,947)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of products and services	$(5)	$17	$12	$35
Research and development	920	582	1,454	1,087
Selling, general and administrative	1,049	1,589	3,079	4,198
Total	$1,964	$2,188	$4,545	$5,320
Precigen Equity Incentive Plans
In August 2013, Precigen adopted the 2013 Omnibus Incentive Plan ("the 2013 Plan"), for employees and nonemployees which provided for grants of share-based awards, including stock options, RSUs, shares of common stock and other awards, to employees, officers, consultants, advisors, and nonemployee directors. Upon the effectiveness of the 2023 Omnibus Incentive Plan in June 2023, as discussed in the next paragraph, (the "2023 Plan"), no new awards may be granted under the 2013 Plan and any awards granted under the 2013 Plan prior to the effectiveness of the 2023 Plan will remain outstanding under such plan and will continue to vest and/or become exercisable in accordance with their original terms and conditions. As of June 30, 2024, there were 17,633,646 stock options and no RSUs outstanding under the 2013 Plan.
In April 2023, Precigen adopted the 2023 Plan, which became effective upon shareholder approval in June 2023. The 2023 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs and other awards, to officers, employees and nonemployees. The 2023 Plan authorizes for issuance pursuant to awards under the 2023 Plan an aggregate of 16,418,137 shares, which included shares remaining available for issuance under the 2013 Plan as of the adoption of the 2023 Plan. As of June 30, 2024, there were 6,004,500 stock options and no RSUs outstanding under the 2023 Plan and 8,042,752 shares were available for future grants. On May 28, 2024, Precigen's board of directors approved an increase of 2,000,000 shares of common stock to be reserved for issuance under the 2023 Plan, which was subsequently approved by its shareholders at Precigen's annual meeting on July 5, 2024.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to nonemployee service providers, including board members. As of June 30, 2024, there were 12,000,000 shares authorized for issuance under the 2019 Plan, of which 3,765,623 stock options and 786,709 RSUs were outstanding and 2,739,963 shares were available for future grants.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2023	22,057,340	$6.90	7.47
Granted	6,852,634	1.41
Exercised	(36,458)	1.42
Forfeited	(611,750)	1.51
Expired	(857,997)	16.23
Balances at June 30, 2024	27,403,769	5.36	7.47
Exercisable at June 30, 2024	15,595,522	8.17	6.20

RSU activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2023	961,534	$1.17	0.19
Granted	4,464,724	1.42
Vested	(4,639,549)	1.37
Forfeited	—	—
Balances at June 30, 2024	786,709	1.43	0.62
Precigen currently uses treasury shares and authorized and unissued shares to satisfy share award exercises.
12. Operating Leases
The Company leases certain facilities and equipment under operating leases. Leases with a lease term of twelve months or less are considered short-term leases and are not recorded on the balance sheet, and expense for these leases is recognized over the term of the lease. All other leases have remaining terms of one to six years, some of which may include options to extend the lease and some of which may include options to terminate the lease within one year. The Company uses judgment to determine whether it is reasonably possible to extend the lease beyond the initial term or terminate before the initial term ends and the length of the possible extension or early termination. The leases are renewable at the option of the Company and do not contain residual value guarantees, covenants, or other restrictions.
The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$609	$617	$1,218	$1,232
Short-term lease costs	22	10	35	30
Variable lease costs	92	86	184	206
Lease costs	$723	$713	$1,437	$1,468

As of June 30, 2024, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2024	$1,090
2025	1,611
2026	1,473
2027	1,303
2028	1,260
2029	1,295
Thereafter	552
Total	$8,584
Present value adjustment	(2,243)
Total	$6,341
Current portion of operating lease liabilities	$1,269
Long-term portion of operating lease liabilities	5,072
Total	$6,341
Other information related to operating leases in continuing operations was as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	4.85	5.39
Weighted average discount rate	11.4%	11.2%

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,144	$1,022
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	572	373
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
On August 2, 2022, the Court granted the parties' request to conduct a private mediation session to explore potential resolution of the action. On November 17, 2022, at the conclusion of the mediation session, the parties executed a memorandum of understanding that agreed in principle to resolve the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $13,000. As a result, the shareholder class action lawsuit was resolved. On November 6, 2023, the Court granted final approval of the settlement, dismissed the litigation with prejudice, and entered final judgment. As a result, the Company had no amounts recorded in settlement and indemnification accruals or an insurance receivable asset on the consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.
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
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2024, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
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
In connection with the Transaction, the Company is required to indemnify the Buyer for certain expenses incurred post close (related to covenants and certain additional specified liabilities including certain patent infringement lawsuits), if incurred, in amounts not to exceed $5,750. Such indemnification was recorded as a reduction of the gain on divestiture in the third quarter of 2023. As of June 30, 2024 and December 31, 2023, $3,213 and $5,750 were included in settlement and indemnification accruals on the condensed consolidated balance sheets, respectively, related to this indemnification liability. During the three months ended June 30, 2024, the Company paid an indemnification claim of $1,862 for expenses incurred by the buyer for the period from July 2023 to December 2023. In addition, during the three months ended September 30, 2023, the Company paid $675 for indemnification claims against this liability for the period from the date of sale to June 2023.
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

For the three and six months ended June 30, 2024, the Company's reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the six months ended June 30, 2024. See Note 1 for a description of Biopharmaceuticals and Exemplar.
Segment Adjusted EBITDA by reportable segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Biopharmaceuticals	$(27,574)	$(17,254)	$(51,394)	$(38,597)
Exemplar	(483)	(83)	(683)	38
Segment Adjusted EBITDA for reportable segments	$(28,057)	$(17,337)	$(52,077)	$(38,559)
The table below reconciles Segment Adjusted EBITDA for reportable segments to consolidated net loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment Adjusted EBITDA for reportable segments	$(28,057)	$(17,337)	$(52,077)	$(38,559)
Remove cash paid for capital expenditures, net of proceeds from sale of assets	2,326	101	6,674	255
Interest Income	319	828	927	1,461
Other expenses:
Interest expense	(2)	(136)	(4)	(460)
Depreciation and amortization	(1,596)	(1,693)	(3,191)	(3,404)
Gain on disposals of assets	—	40	3	40
Impairment losses	(34,545)	—	(34,545)	—
Stock-based compensation expense	(1,964)	(2,188)	(4,545)	(5,320)
Adjustment related to accrued bonuses paid in equity awards	3,039	—	3,039	3,360
Shares issue for payment of services	—	—	(528)	(545)
Other	(1)	1	(1)	(1)
Consolidated loss before income taxes	$(60,481)	$(20,384)	$(84,248)	$(43,173)
Revenues from external customers in the Exemplar segment consisted of $717 and $1,767 for the three months ended June 30, 2024 and 2023, respectively, and $1,782 and $3,618 for the six months ended June 30, 2024 and 2023, respectively.
Total segment revenues from reportable segments equal total consolidated revenues on the condensed consolidated statements of operations.
For the three months ended June 30, 2024 and 2023, 74.8% and 73.3%, respectively, of total consolidated revenue was attributable to four customers in 2024 and four customer in 2023 in the Exemplar segment. For the six months ended June 30, 2024 and 2023 65.5% and 78.0%, respectively, of total consolidated revenue was attributed to four customers in 2024 and four in 2023, in the Exemplar segment.
As of June 30, 2024 and December 31, 2023, the Company had $0 and $1,958, respectively, of long-lived assets in foreign countries. There were no revenues derived in foreign countries for any periods presented.

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
Our clinical pipeline includes PRGN-2012 and PRGN-2009, which are based on our AdenoVerse immunotherapy platform; and PRGN-3005, PRGN-3006 and PRGN-3007, which are built on our UltraCAR-T platform. We have completed enrollment in the Phase 1b clinical trial of PRGN-3006. In addition, we have completed a Phase 1b/2a study of AG019, which is built on our ActoBiotics platform, which we have begun to wind-down as discussed below under our Biopharmaceuticals segment (Precigen ActoBio, Inc.).
In August 2024, we announced strategic prioritization of our pipeline to focus on development of our lead program, PRGN-2012. As part of this restructuring, we plan to pause PRGN-3005 and PRGN-3007 UltraCAR-T clinical trials. We plan to minimize UltraCAR-T spend and focus on strategic partnerships to further advance UltraCAR-T programs. In addition, we plan to continue PRGN-2009 Phase 2 clinical trials under a cooperative research and development agreement ("CRADA") with the National Cancer Institute ("NCI") in recurrent/metastatic cervical cancer and in newly diagnosed HPV-associated oropharyngeal cancer. We plan to pause enrollment in PRGN-2009 cervical cancer trial at non-NCI clinical sites. We also plan to pause all preclinical programs. We have initiated shutdown of our ActoBio subsidiary operations, including planned elimination of all ActoBio personnel. In conjunction with this shutdown, ActoBio's portfolio of intellectual property will be made available for prospective transactions.

These strategic changes will enable us to focus on pre-commercialization efforts on PRGN-2012, including supporting submission of a rolling BLA under an accelerated approval pathway, conducting the confirmatory clinical trial, and manufacturing of commercial product. Additionally, we will continue acceleration of commercial readiness efforts for a potential launch.
We have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies. UltraPorator has received U.S. Food and Drug Administration, or FDA, clearance for manufacturing UltraCAR-T cells in clinical trials, and we have dosed patients manufactured UltraCAR-T cells using UltraPorator in our clinical trials.
Our Biopharmaceuticals reportable segment is primarily comprised of the Company's legal entities of Precigen and ActoBio. Our Exemplar reportable segment is comprised of Exemplar Genetics LLC, doing business as Precigen Exemplar, or Exemplar, our wholly owned subsidiary focused on developing research models and services for healthcare research applications.

Biopharmaceuticals
Precigen
We are developing therapies built on our "off-the-shelf" AdenoVerse immunotherapy platform and our UltraCAR-T therapeutics platform. Our AdenoVerse immunotherapy platform utilizes a library of proprietary adenovectors for the efficient gene delivery of therapeutic effectors, immunomodulators, and vaccine antigens. We have established proprietary manufacturing cell lines and production methodologies from our AdenoVerse immunotherapy platform, which we believe are scalable for commercial supply. We believe that our proprietary gorilla adenovectors, part of the AdenoVerse technology, have superior performance characteristics as compared to current competition, including standard human adenovirus serotype 5, rare human adenovirus types and other non-human primate adenovirus types.
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
PRGN-2012 is a first-in-class, investigational "off-the-shelf" AdenoVerse immunotherapy for the treatment of recurrent respiratory papillomatosis, or RRP. PRGN-2012 is an innovative therapeutic vaccine with optimized antigen design that uses our gorilla adenovector technology, part of our proprietary AdenoVerse platform, to elicit immune responses directed against cells infected with HPV6 and HPV11. We have completed the primary endpoint evaluation of the Phase 1/2 clinical trial. PRGN-2012 Phase 1/2 pivotal trial data were presented at the 2024 American Society of Clinical Oncology (ASCO) Annual Meeting in June 2024. We have announced that the FDA has agreed that the Phase 1/2 clinical trial of PRGN-2012 will serve as pivotal for the purpose of filing an accelerated approval request for licensure. PRGN-2012 has been granted Breakthrough Therapy Designation and Orphan Drug designation for the treatment of RRP by the FDA. PRGN-2012 has received Orphan Drug Designation for the Treatment of RRP from the European Commission as well. We plan to submit a BLA under an accelerated approval pathway in the second half of 2024. We are preparing for commercial readiness for a potential launch, if approved, of PRGN-2012 in 2025.
PRGN-2009 is a first-in-class, "off-the-shelf" investigational immunotherapy designed to activate the immune system to recognize and target human papillomavirus-positive, or HPV+, solid tumors. PRGN-2009 leverages our UltraVector and AdenoVerse platforms to optimize HPV type 16 and HPV type 18, antigen designed for delivery via a proprietary gorilla adenovector with a large genetic payload capacity and the ability for repeat administrations. We have completed a Phase 1 clinical trial of PRGN-2009 as a monotherapy or in combination with bintrafusp alfa, or M7824, an investigational bifunctional fusion protein, for patients with HPV-associated cancers in collaboration with the National Cancer Institute, or NCI, pursuant to a cooperative research and development arrangement, or CRADA. A Phase 2 clinical trial of PRGN-2009 in combination with pembrolizumab in newly diagnosed oropharyngeal squamous cell carcinoma patients is ongoing in collaboration with the NCI pursuant to a CRADA. In addition, a Phase 2 randomized-controlled clinical trial of PRGN-2009 in combination with pembrolizumab to treat patients with recurrent or metastatic cervical cancer is ongoing pursuant to a CRADA. As part of the strategic prioritization of our pipeline announced in August 2024, we plan to pause enrollment in PRGN-2009 cervical cancer clinical trial at non-NCI clinical sites.
PRGN-3006 is a first-in-class, investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to express a CAR to target CD33 (Siglec-3), mbIL15 and a kill switch gene. PRGN-3006 is in a Phase 1/1b clinical trial for the treatment of relapsed or refractory, or r/r, acute myeloid leukemia, or AML, and high-risk myelodysplastic syndromes, or MDS. PRGN-3006 has been granted Fast Track designation in patients with r/r AML by the FDA. Previously PRGN-3006 was granted Orphan Drug Designation in patients with AML by the FDA. We have completed the Phase 1 dose escalation trial. We have completed enrollment of the Phase 1b trial for PRGN-3006 in AML and are planning for an end of Phase 1b meeting with the FDA.
PRGN-3005 is a first-in-class, investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to simultaneously express a CAR targeting the unshed portion of the Mucin 16 antigen, mbIL15, and kill switch genes. PRGN-3005 is in a Phase 1/1b clinical trial for the treatment of advanced, recurrent platinum-resistant ovarian, fallopian tube, or primary peritoneal cancer. We have completed enrollment in the Phase 1 dose escalation cohorts of the intraperitoneal (IP) and intravenous (IV) arms without lymphodepletion as well as in the lymphodepletion cohort in the IV arm. As part of the strategic prioritization of our pipeline announced in August 2024, we will pause enrollment in the ongoing Phase 1b clinical trial of PRGN-3005.
PRGN-3007 is a first-in-class, investigational autologous CAR-T therapy that utilizes the next generation UltraCAR-T platform to express a CAR which targets ROR1, mbIL15, a kill switch, and a novel mechanism for the intrinsic blockade of the programmed death 1, or PD-1, gene expression. PRGN-3007 is in a Phase 1/1b clinical trial for patients with advanced receptor tyrosine kinase-like orphan receptor 1-positive, or ROR1+, hematological (Arm 1) and solid tumors (Arm 2). The target patient population for Arm 1 includes relapsed or refractory CLL, relapsed or refractory MCL, relapsed or refractory B-ALL, and relapsed or refractory DLBCL. The target patient population for Arm 2 includes locally advanced unresectable or metastatic histologically confirmed TNBC Arm 1 and Arm 2 will enroll in parallel. The study is designed to enroll in two parts: an initial 3+3 dose escalation in each arm followed by a dose expansion at the maximum tolerated dose. As part of the strategic prioritization of our pipeline announced in August 2024, we will pause enrollment in the ongoing Phase 1 clinical trial of PRGN-3007.
Precigen ActoBio, Inc.
ActoBio utilizes a proprietary class of microbe-based biopharmaceuticals, referred to as ActoBiotics, that enable expression and local delivery of disease-modifying therapeutics. Our ActoBiotics platform is a unique delivery platform precisely tailored for specific disease modification with the potential for superior efficacy and safety.
AG019, is a disease modifying antigen-specific, investigational immunotherapy for the prevention, delay, or reversal of type 1 diabetes mellitus, or T1D. We have completed a Phase 1b/2a clinical trial of AG019 for the treatment of early-onset T1D. The Phase 1b portion of the study evaluated the safety and tolerability of AG019 monotherapy administered both as a single dose and as repeated daily doses in adult and adolescent patients. The Phase 2a double-blind portion of the study investigated the safety and tolerability of AG019 in combination with teplizumab, or PRV-031. The primary endpoint of assessing safety and tolerability in both the Phase 1b AG019 monotherapy and the Phase 2a AG019 combination therapy were met.
Into the second quarter of 2024, we operated ActoBio as a standalone subsidiary comprising our ActoBio reporting unit, which included our associated technologies, personnel, and facilities. We previously announced our continued effort to strategically prioritize our application of resources to particular development efforts. During the second quarter of 2024, we suspended ActoBio's operations and began the process to wind down ActoBio's activities. This included the commencement of terminating leases and employees, and the disposition of certain of its assets and obligations with a focus on the preservation of ActoBio's intellectual property, which will be made available for prospective transactions. We recorded non-cash impairment charges of $34.5 million during the second quarter of 2024 related to the write-down of goodwill, property and equipment, and right-of-use assets to their net realizable values. In addition, we recorded a tax benefit of $1.7 million related to these impairment charges. The Company also recorded a charge related to employee severance and termination benefits of $2.1 million, which we believe will be paid in the third quarter of 2024. We continue to assess potential next steps with respect to the future of the ActoBio programs and intellectual property. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 1, 6 and 7" appearing elsewhere in the Quarterly Report for further discussion, including discussion related to impairment and employee severance and termination charges of ActoBio.
Precigen Exemplar
Exemplar is committed to enabling the study of life-threatening human diseases through the development of Yucatan MiniSwine miniature preclinical research models and services. Historically, researchers have lacked animal models that faithfully represent human diseases. As a result, a sizeable barrier has blocked progress in the discovery of human disease mechanisms; novel diagnostics, procedures, devices, prevention strategies and therapeutics; as well as the ability to predict in humans the efficacy of next-generation procedures, devices, and therapeutics. Exemplar's MiniSwine models are genetically engineered to exhibit a wide variety of human disease states, which provides a more accurate platform to test the efficacy of new medications and devices.
Segments
As of June 30, 2024, our reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the six months ended June 30, 2024.

Financial overview
We have incurred significant losses since our inception. We anticipate that we may continue to incur significant losses in the foreseeable future, and we may never achieve or maintain profitability. Our historical collaboration and licensing revenues were generated under a business model from which we have gradually transitioned, and we do not expect to expend significant resources servicing our historical collaborations in the future. We may enter into strategic transactions for individual platforms or programs in the future from which we may generate new collaboration and licensing revenues. We continue to generate product and service revenues through our Exemplar subsidiary. Products currently in our clinical pipeline will require regulatory approval and/or commercial scale-up before they may commence significant product sales and operating profits.
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
Research and development expenses
We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:
•salaries and benefits, including stock-based compensation expense and severance benefits, for personnel in research and development functions;

•fees paid to consultants and contract research organizations who perform research on our behalf and under our direction;
•costs related to laboratory supplies used in our research and development efforts and acquiring, developing, and manufacturing preclinical study and clinical trial materials;
•costs related to certain in-licensed technology rights or in-process research and development;
•amortization of patents and related technologies acquired in mergers and acquisitions; and
•facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs.
Our research and development expenses are generally incurred by our reportable segments and primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services. Prior to August 2024, our Biopharmaceuticals segment was progressing preclinical and clinical programs that targeted urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases, including PRGN-3005, PRGN-3006, PRGN-3007, PRGN-2009, AG019 and PRGN-2012. As discussed above in the Overview – Biopharmaceuticals reporting segment (Precigen), in August 2024, we announced a strategic prioritization of our clinical portfolio and streamlining of resources, to focus on potential commercialization of the PRGN-2012 AdenoVerse® gene therapy for the treatment of RRP. Our Exemplar segment's research and development activities relate to new and improved pig research models. The following table summarizes our research and development expenses incurred by reportable segment and reconciles those expenses to research and development expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Biopharmaceuticals	$15,667	$11,797	$29,893	$23,894
Exemplar	26	77	49	143
Total consolidated research and development expenses	$15,693	$11,874	$29,942	$24,037
In addition to the strategic prioritization, the amount of research and development expenses may be impacted by, among other things, the number and nature of our own proprietary programs, and the number and size of programs we may support on behalf of collaboration agreements.
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs, including stock-based compensation expense and severance benefits, for employees in executive, operational (including commercialization), finance, information technology, legal, and corporate communications functions. Other significant SG&A expenses include rent and utilities, insurance, accounting, and legal services (including the cost of settling any claims and lawsuits), and expenses associated with obtaining and maintaining our intellectual property.
SG&A expenses may fluctuate in the future depending on the scaling of our corporate functions required to support our corporate initiatives, the strategic prioritization, the build-up of our commercialization efforts and the outcomes of legal claims and assessments against us.
Other income (expense), net
Other income consists of gain on convertible debt retirement (for 2023) and interest earned on our cash and cash equivalents and short-term and long-term investments, which may fluctuate based on amounts invested and current interest rates.
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
Results of operations
Comparison of the three months ended June 30, 2024 and the three months ended June 30, 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Three Months Ended June 30,		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Product revenues	$31	$324	$(293)	(90.4)%
Service revenues	673	1,438	(765)	(53.2)%
Other revenues	13	5	8	160.0%
Total revenues	717	1,767	(1,050)	(59.4)%
Operating expenses
Cost of product and services	1,014	1,697	(683)	(40.2)%
Research and development	15,693	11,874	3,819	32.2%
Selling, general and administrative	10,306	9,316	990	10.6%
Impairment of goodwill	1,630	—	1,630	N/A
Impairment of other noncurrent assets	32,915	—	32,915	N/A
Total operating expenses	61,558	22,887	38,671	169.0%
Operating loss	(60,841)	(21,120)	(39,721)	188.1%
Total other income, net	360	736	(376)	(51.1)%
Loss before income taxes	(60,481)	(20,384)	(40,097)	196.7%
Income tax benefit	1,689	65	1,624	>200%
Net loss	$(58,792)	$(20,319)	$(38,473)	189.3%
Product and service revenues
Product and service revenues decreased $1.1 million, or 60%, compared to the three months ended June 30, 2023. This decrease was related to reductions in services performed at Exemplar.
Cost of product and services
Cost of product and services decreased primarily as a result of decreased revenues at Exemplar.
Research and development expenses

Research and development expenses increased $3.8 million, or 32%, compared to the three months ended June 30, 2023. Salaries, benefits, and other personnel costs increased $2.1 million primarily due to severance charges related to the shutdown of the ActoBio subsidiary. Additionally, fees paid to contract research organizations related to the start of the PRGN-2012 confirmatory clinical trial and close out of the PRGN-2012 pivotal clinical trial activities and professional fees incurred related to our manufacturing facility readiness for anticipated BLA submission increased $1.5 million compared to the prior year period.
Selling, general and administrative expenses
SG&A expenses increased by $1.0 million, or 11%, compared to the three months ended June 30, 2023. This increase was primarily driven by severance costs incurred related to the suspension of ActoBio operations of $0.4 million, increased costs associated with PRGN-2012 commercial readiness as well as increased professional fees incurred related to general corporate matters compared to the prior year period.
Impairment of Goodwill and other noncurrent assets
In conjunction with the suspension of ActoBio’s operations, we recorded $34.5 million of impairment charges related to goodwill and long-lived assets in the second quarter of 2024.
Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the three months ended June 30, 2024 and 2023, for each of our reportable segments.

	Three Months Ended June 30, 2024		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(27,574)	$(17,254)	$(10,320)	(59.8)%
Exemplar	(483)	(83)	(400)	<(200)%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 14" appearing elsewhere in this Quarterly Report.
The following table summarizes revenues from external customers for the three months ended June 30, 2024 and 2023, for our one reportable segment for which revenue exists.

	Three Months Ended June 30, 2024		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Exemplar	$717	$1,767	$(1,050)	(59.4)%
Biopharmaceuticals
Segment Adjusted EBITDA loss increased primarily due to costs incurred related to the suspension of ActoBio operations in the second quarter of 2024 as well as higher fees paid to contract research organizations related to the start of the PRGN-2012 confirmatory clinical trial, close out of the PRGN-2012 pivotal clinical trial activities and non-capitalizable professional fees related to the build-out of our manufacturing facility compared to the prior period. Additionally, capital expenditures were higher in the current period related to the build-out of our manufacturing facility for PRGN-2012.
Exemplar
Revenues for Exemplar decreased due to a decrease in services performed resulting from a lower demand from existing customers. The decline in Segment Adjusted EBITDA was primarily due to the decreased revenues.

Comparison of the six months ended June 30, 2024 and the six months ended June 30, 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Six Months Ended June 30,		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Product revenues	$169	$648	$(479)	(73.9)%
Service revenues	1592	2,965	(1,373)	(46.3)%
Other revenues	21	5	16	>200%
Total revenues	1,782	3,618	(1,836)	(50.7)%
Operating expenses
Cost of product and services	2,089	3,224	(1,135)	(35.2)%
Research and development	29,942	24,037	5,905	24.6%
Selling, general and administrative	20,457	20,954	(497)	(2.4)%
Impairment of goodwill	1,630	—	1,630	N/A
Impairment of other noncurrent assets	32,915	—	32,915	N/A
Total operating expenses	87,033	48,215	38,818	80.5%
Operating loss	(85,251)	(44,597)	(40,654)	91.2%
Total other income (expense), net	1,003	1,424	(421)	(29.6)%
Loss before income taxes	(84,248)	(43,173)	(41,075)	95.1%
Income tax benefit	1,718	120	1,598	>200%
Net loss	$(82,530)	$(43,053)	$(39,477)	91.7%
Product and service revenues
Product and service revenues decreased $1.9 million, or 51%, compared to the six months ended June 30, 2023. This decrease was related to reductions in services performed at Exemplar.
Cost of product and services
Cost of product and service decreased primarily as a result of decreased revenues at Exemplar and cost reduction initiatives implemented at Exemplar.
Research and development expenses
Research and development expenses increased $5.9 million, or 25%, compared to the six months ended June 30, 2023. Salaries, benefits, and other personnel costs increased by $3.3 million primarily due to severance charges incurred related to shutdown of the ActoBio subsidiary and an increase in the hiring of employees related to the advancement of PRGN-2012 in 2023 at Precigen. Additionally, fees paid to contract research organizations related to the start of the PRGN-2012 confirmatory clinical trial and close out of the PRGN-2012 pivotal clinical trial activities and professional fees incurred related to our manufacturing facility readiness for anticipated BLA submission increased compared to the prior year period. These increases were offset by lower costs incurred at contract research organizations for other programs compared to the same period in 2023.
Selling, general and administrative expenses
SG&A expenses decreased by $0.5 million, or 2%, compared to the six months ended June 30, 2023. This decrease was primarily due to lower stock compensation and insurance expenses in 2024 compared to the same period in 2023. These decreases were offset by severance costs incurred in the second quarter of 2024 related to the suspension of ActoBio's operations that did not occur in the prior year period, and increased costs related to PRGN-2012 commercial readiness compared to the prior year period.

Impairment of Goodwill and other noncurrent assets
In conjunction with the suspension of ActoBio’s operations, we recorded $34.5 million of impairment charges related to goodwill and long-lived assets in the second quarter of 2024.
Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the six months ended June 30, 2024 and 2023, for each of our reportable segments.

	Six Months Ended June 30, 2024		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(51,394)	$(38,597)	$(12,797)	(33.2)%
Exemplar	(683)	38	(721)	N/A
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 14" appearing elsewhere in this Quarterly Report.
The following table summarizes revenues from external customers for the six months ended June 30, 2024 and 2023, for our one reportable segment for which revenue exists.

	Six Months Ended June 30, 2024		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Exemplar	$1,782	$3,618	$(1,836)	(50.7)%
Biopharmaceuticals
Segment Adjusted EBITDA loss increased primarily due to higher fees paid to contract research organizations related to the start of the PRGN-2012 confirmatory clinical trial and close out of the PRGN-2012 pivotal clinical trial activities and professional fees incurred related to the build-out of our manufacturing facility and cost associated with readiness for our anticipated BLA submission, offset by lower costs incurred at contract research organizations for other programs compared to the prior period. Additionally, capital expenditures were higher related to the build-out of our manufacturing facility for PRGN-2012 in the six months ended June 30, 2024, versus the six months ended June 30, 2023.
Exemplar
Revenues for Exemplar decreased due to a decrease in services performed resulting from a lower demand from existing customers. The decline in Segment Adjusted EBITDA was primarily due to the decreased revenues, offset by cost reduction initiatives implemented at Exemplar.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from continuing operations since our inception, and as of June 30, 2024, we had an accumulated deficit of $2.0 billion. From our inception through June 30, 2024, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers. As of June 30, 2024, we had cash and cash equivalents of $9.3 million and short-term investments of $10.2 million. Cash in excess of immediate requirements is typically invested primarily in money market funds, certificate of deposits and U.S. government debt securities in order to maintain liquidity and preserve capital.
In January 2023, we closed a public offering of 43,962,640 shares of our common stock, resulting in net proceeds to us of $72.8 million, after deducting underwriting discounts, fees, and other offering expenses.

Additionally, in August 2024, we closed a public offering of 39,878,939 shares of our common stock, resulting in net proceeds to us of approximately $31.4 million, after deducting underwriting discounts, fees, and an estimate of other offering expenses. This included the sale of 4,584,821 shares of our common stock pursuant to the underwriter’s exercise of its option to purchase an additional 5,294,117 shares until September 6, 2024.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(37,197)	$(34,156)
Investing activities	39,000	(26,905)
Financing activities	52	29,589
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(95)	(172)
Net decrease in cash, cash equivalents, and restricted cash	$1,760	$(31,644)
Cash flows from operating activities:
During the six months ended June 30, 2024, our net loss was $82.5 million, which includes the following significant noncash expenses and benefits totaling $40.4 million: (i) $34.5 million of impairment losses, (ii) $4.5 million of stock-based compensation expense, (iii) $3.2 million of depreciation and amortization expense, and (iv) $0.5 million of shares issued as payment for services, offset by non-cash benefits of $1.7 million due to deferred income taxes and $0.6 million due to amortization of discounts on investments. In addition, changes in operating assets and liabilities provided $4.8 million of cash for operating activities.
During the six months ended June 30, 2023, our net loss was $43.1 million, which includes the following significant noncash expenses and benefits totaling $8.5 million: (i) $5.3 million of stock-based compensation expense, (ii) $3.4 million of depreciation and amortization expense and (iii) $0.5 million of shares issued as payment for services, offset by non-cash benefits of $0.7 million due to amortization of discounts on investments. In addition, changes in operating assets and liabilities provided $0.5 million of cash for operating activities.
Cash flows from investing activities:
During the six months ended June 30, 2024, we received $45.7 million of investments, from sales and maturities, net of purchases, and purchased $6.7 million of property, plant and equipment, primarily related to the build-out of our manufacturing facility.
During the six months ended June 30, 2023, we purchased $26.7 million of investments, net of sales and maturities.
Cash flows from financing activities:
During the six months ended June 30, 2024, we received $0.1 million of proceeds from stock option exercises.
During the six months ended June 30, 2023, we received $72.8 million proceeds from the sale of our common stock in an underwritten public offering and retired $43.2 million of our Convertible Notes (including cost to retire).
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
Until such time, if ever, as we can regularly generate positive operating cash flows, we plan to finance our cash needs through a combination of equity offerings, debt or royalty monetization financings, government, or other third-party funding, strategic alliances, sales of assets, and licensing arrangements. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our common shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Our current stock price may make it more difficult to pursue equity financings and lead to substantial dilution if the price of our common stock does not increase. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through strategic transactions, collaborations, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or to grant licenses on terms that may not be favorable to us.
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
Our consolidated financial statements as of June 30, 2024 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our balance of cash, cash equivalents and investments of $19.5 million at June 30, 2024 and forecasted negative cash flows from operating activities for the foreseeable future, there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.
See the section entitled "Risk Factors" in our Annual Report for additional risks associated with our substantial capital requirements.

Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of June 30, 2024 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$8,584	$1,941	$2,916	$2,526	$1,201
Total	$8,584	$1,941	$2,916	$2,526	$1,201
In addition to the obligations in the table above, as of June 30, 2024, we are party to license agreements with various third parties that contain future milestones and royalty payment obligations related to development milestones and/or commercial sales of products that incorporate or use their technologies. Because these agreements are generally subject to termination by us or are dependent on certain condition precedents within our control, no amounts are included in the tables above. As of June 30, 2024, we also had research and development commitments with third parties totaling $16.9 million that had not yet been incurred.
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
Interest rate risk
We had cash, cash equivalents and short-term investments of $19.5 million and $62.9 million as of June 30, 2024 and December 31, 2023, respectively. Our cash and cash equivalents and short-term investments consist of cash, money market funds, U.S. government debt securities, certificates of deposit, and corporate bonds. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities, certificates of deposit, and corporate bonds which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
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
There has been no change in our internal control over financial reporting during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2024, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
Risks related to our business, financial position and capital needs
Our strategic prioritization and streamlining of resources undertaken to extend our cash runway and focus more of our capital resources on PRGN-2012 might not achieve our intended outcome.

On August 6, 2024, we publicly announced a strategic prioritization of our clinical portfolio and streamlining of resources, including a reduction of over 20% of our work force, to focus on potential commercialization of PRGN-2012 for the treatment of RRP. In connection with the implementation of our strategic prioritization and streamlining of resources, we recorded non-cash impairment charges to goodwill and other assets of approximately $32.9 million, net of tax, in the second quarter of 2024 and also estimate we will record severance costs of approximately $3.0 million in the aggregate between the second and third quarters of 2024, of which $2.1 million was recorded in the second quarter of 2024. We may incur additional expenses not currently contemplated due to events associated with strategic prioritization and streamlining of resources; for example, the reduction in force may have a future impact on other areas of our liabilities and obligations, which could result in losses in future periods. The reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, and decreased morale among our remaining employees. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we might not successfully distribute the duties and obligations of our terminated employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Moreover, we may not realize, in full or in part, the anticipated benefits and savings from this strategic prioritization and streamlining of resources due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the anticipated benefits from the strategic prioritization and streamlining of resources, or if we experience significant adverse consequences from such actions, our business, financial condition and results of operations may be materially adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future.

Despite the proceeds received from our August 2024 public offering, we will still require significant additional capital funding and such capital may not be available to us.

We recently raised approximately $31.4 million in net proceeds in an offering of equity securities in August 2024. The net proceeds of the offering, together with our recently announced strategic prioritization and streamlining of resources and cash on hand, are expected to fund our operations into early 2025. This projection is based on our current expectations regarding cost structure, cost savings from the strategic prioritization and streamlining of resources, cash burn rate and other operating assumptions. In the event that our operating expenses are higher than anticipated, or our cost savings from the strategic prioritization and streamlining of resources are less than we anticipate, we may be required to implement contingency plans within our control to conserve and/or enhance our liquidity to meet operating needs, including potential financings. We have no additional committed external sources of funds and there can be no assurance that new financings or other transactions will be available to us on commercially acceptable terms, or at all, and such financings may adversely affect the holdings or rights of our stockholders and may cause significant dilution to existing stockholders. If additional financing is not available when required or is not available on acceptable terms, we may need to delay, modify or abandon our plans for our product candidates, which could have a material adverse effect on our business, results of operations and financial condition. If we are unable to fund our operations without additional external financing and therefore cannot sustain future operations, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection.

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

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precigen, Inc.
(Registrant)

Date: August 14, 2024	By:	/s/ HARRY THOMASIAN JR.
Harry Thomasian Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)