Form 10-Q
period 2024-09-30
PRECIGEN, INC.
filed 2024-11-14
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2024, 292,869,097 shares of common stock, no par value per share, were issued and outstanding.

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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report, including statements regarding our strategy; future events, including their outcome or timing; future operations; future financial position; future revenue; projected costs; prospects; plans; objectives of management; and expected market growth, are forward-looking statements. The words "aim", "anticipate", "assume", "believe", "continue", "could", "due", "estimate", "expect", "intend", "may", "plan", "positioned", "potential", "predict", "project", "seek", "should", "target", "will", "would", and the negatives of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements may relate to, among other things: (i) the timeliness of regulatory approvals; (ii) our strategy and overall approach to our business model, our efforts to realign our business, and our ability to exercise more control and ownership over the development process and commercialization path; (iii) our ability to successfully enter new markets or develop additional product candidates, including the expected timing and results of investigational studies and preclinical and clinical trials, whether with our collaborators or independently; (iv) our ability to consistently manufacture our product candidates on a timely basis or to establish agreements with third-party manufacturers; (v) our ability to successfully enter into optimal strategic relationships with our subsidiaries and operating companies that we may form in the future; (vi) our ability to hold or generate significant operating capital, including through partnering, asset sales, and operating cost reductions; (vii) actual or anticipated variations in our operating results; (viii) actual or anticipated fluctuations in competitors' or collaborators' operating results or changes in their respective growth rates; (ix) our cash position; (x) market conditions in our industry; (xi) the volatility of our stock price; (xii) the ability, and the ability of our collaborators, to protect our intellectual property and other proprietary rights and technologies; (xiii) outcomes of pending and future litigation; (xiv) the rate and degree of market acceptance of any products developed by us, our subsidiaries, collaborations, or joint ventures, or JVs, and competition from existing technologies and products or new technologies and products that may emerge; (xv) our ability to retain and recruit key personnel; (xvi) expectations related to the use of proceeds from public offerings and other financing efforts; (xvii) estimates regarding expenses, future revenue, capital requirements, and needs for additional financing; (xviii) our substantial doubt about our ability to continue as a going concern; (xix) our timeline to commercialization of our product candidates; (xx) our strategic prioritization and streamlining of resources undertaken to extend our cash runway and focus more of our capital resources on PRGN-2012 and costs related to such prioritization and streamlining of resources; (xxi) potential financings for future liquidity; and (xxii) our ability to successfully partner or sell our paused programs and activities in a timely manner.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$24,725	$7,578
Short-term investments	3,906	55,277
Receivables
Trade, less allowance for credit losses of $0 and $184 as of September 30, 2024 and December 31, 2023	479	902
Other	250	673
Prepaid expenses	5,153	4,325
Total current assets	34,513	68,755
Property, plant and equipment, net	13,538	7,111
Intangible assets, net	4,773	40,701
Goodwill	24,918	26,612
Right-of-use assets	5,307	7,097
Other assets	425	767
Total assets	$83,474	$151,043
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2024	December 31, 2023
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$4,320	$1,726
Accrued compensation and benefits	6,612	8,250
Other accrued liabilities	5,676	6,223
Settlement and indemnification accruals	3,213	5,075
Deferred revenue	407	509
Current portion of lease liabilities	988	1,202
Total current liabilities	21,216	22,985
Deferred revenue, net of current portion	2,032	1,818
Lease liabilities, net of current portion	4,761	5,895
Deferred tax liabilities	89	1,847
Total liabilities	28,098	32,545
Commitments and contingencies (Note 13)
Shareholders' equity
Common stock, no par value, 400,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 292,869,097 shares and 256,398,527 shares issued as of September 30, 2024 and December 31, 2023, respectively, 292,869,097 shares and 248,919,096 shares outstanding as of September 30, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	2,126,342	2,084,916
Accumulated deficit	(2,070,979)	(1,964,471)
Accumulated other comprehensive income (loss)	13	(1,947)
Total shareholders' equity	55,376	118,498
Total liabilities and shareholders' equity	$83,474	$151,043
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Product revenues	$66	$82	$235	$730
Service revenues	886	1,296	2,478	4,261
Other revenues	1	1	22	6
Total revenues	953	1,379	2,735	4,997
Operating Expenses
Cost of products and services	1,009	1,537	3,098	4,761
Research and development	11,370	11,583	41,312	35,620
Selling, general and administrative	9,836	9,196	30,293	30,150
Impairment of goodwill	—	—	1,630	—
Impairment of other noncurrent assets	—	—	32,915	—
Total operating expenses	22,215	22,316	109,248	70,531
Operating loss	(21,262)	(20,937)	(106,513)	(65,534)
Other Income (Expense), Net
Interest expense	(2)	(1)	(6)	(461)
Interest income	283	856	1,210	2,316
Other income (expense), net	(2,985)	281	(2,905)	705
Total other income (expense), net	(2,704)	1,136	(1,701)	2,560
Loss before income taxes	(23,966)	(19,801)	(108,214)	(62,974)
Income tax benefit (expense)	(12)	6	1,706	126
Net loss	$(23,978)	$(19,795)	$(106,508)	$(62,848)

Net loss per share
Net loss per share, basic and diluted	$(0.09)	$(0.08)	$(0.41)	$(0.26)
Weighted average shares outstanding, basic and diluted	275,881,170	248,520,724	259,254,775	243,075,262
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Net loss	$(23,978)	$(19,795)	$(106,508)	$(62,848)
Other comprehensive income (loss):
Unrealized gain on investments	29	123	44	614
Loss on foreign currency translation adjustments	(22)	(1,166)	(999)	(687)
Reclassification of cumulative foreign currency translation adjustments to other income (expense), net	2,915	—	2,915	—
Comprehensive loss	$(21,056)	$(20,838)	$(104,548)	$(62,921)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2024	252,656,151	$—	3,742,376	$—	$2,093,080	$(2,909)	$(2,047,001)	$43,170
Stock-based compensation expense	—	—	—	—	2,061	—	—	2,061
Shares issued upon vesting of restricted stock units and for exercises of stock options	316,402	—	(316,402)	—	294	—	—	294
Shares issued for accrued compensation		—		—		—	—	—
Shares issued as payment for services	17,605	—	(17,605)	—	25	—	—	25
Shares issued in public offering, net of issuance costs	39,878,939	—	(3,408,369)	—	30,882	—	—	30,882
Net loss	—	—	—	—	—	—	(23,978)	(23,978)
Reclassification of cumulative translation adjustments to other income (expense), net	—	—	—	—	—	2,915	—	2,915
Other comprehensive income	—	—	—	—	—	7	—	7
Balances at September 30, 2024	292,869,097	$—	—	$—	$2,126,342	$13	$(2,070,979)	$55,376

(Amounts in thousands, except share data)	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2023	255,482,753	$—	—	$—	$2,080,348	$(2,518)	$(1,911,620)	$166,210
Stock-based compensation expense	—	—	—	—	2,306	—	—	2,306
Shares issued upon vesting of restricted stock units and for exercises of stock options	53,418	—	—	—	—	—	—	—
Shares issued for accrued compensation	862,356	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(19,795)	(19,795)
Other comprehensive loss	—	—	—	—	—	(1,043)	—	(1,043)
Balances at September 30, 2023	256,398,527	$—	—	$—	$2,082,654	$(3,561)	$(1,931,415)	$147,678

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

(Amounts in thousands, except share data)	Common stock		Common Stock in treasury		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Precigen shareholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2023	248,919,096	$—	7,479,431	$—	$2,084,916	$(1,947)	$(1,964,471)	$118,498
Stock-based compensation expense	—	—	—	—	6,606	—	—	6,606
Shares issued upon vesting of RSUs and for exercises of stock options	1,514,394	—	(1,514,394)	—	346	—	—	346
Shares issued for accrued compensation	2,170,885	—	(2,170,885)	—	3,039	—	—	3,039
Shares issued as payment for services	385,783	—	(385,783)	—	553	—	—	553
Shares issued in public offering, net of issuance costs	39,878,939	—	(3,408,369)	—	30,882	—	—	30,882
Net loss	—	—	—	—	—	—	(106,508)	(106,508)
Reclassification of cumulative foreign currency translation adjustments to other income (expense), net	—	—	—	—	—	2,915	—	2,915
Other comprehensive loss	—	—	—	—	—	(955)		(955)
Balances at September 30, 2024	292,869,097	—	—	$—	$2,126,342	$13	$(2,070,979)	$55,376

(Amounts in thousands, except share data)	Common stock		Common Stock in treasury		Additional paid-in	Accumulated other comprehensive	Accumulated	Total Precigen shareholders’
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	equity
Balances at December 31, 2022	208,150,021	$—	—	$—	$1,998,314	$(3,488)	$(1,868,567)	$126,259
Stock-based compensation expense	—	—	—	—	7,626	—	—	7,626
Shares issued upon vesting of RSUs	751,233	—	—	—	—	—	—	—
Shares issued for accrued compensation	3,068,825	—	—	—	3,361	—	—	3,361
Shares issued as payment for services	465,808	—	—	—	545	—	—	545
Shares and warrants issued in public offerings, net of issuance costs	43,962,640	—	—	—	72,808	—	—	72,808
Net loss	—	—	—	—	—	—	(62,848)	(62,848)
Other comprehensive loss	—	—	—	—	—	(73)	—	(73)
Balances at September 30, 2023	256,398,527	$—	—	$—	$2,082,654	$(3,561)	$(1,931,415)	$147,678
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(106,508)	$(62,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,865	5,054
Gain on disposals of assets, net	(2)	(68)
Impairment of goodwill	1,630	—
Impairment of other noncurrent assets	32,915	—
Gain on debt retirement	—	(60)
Loss on reclassification of cumulative foreign currency translation adjustments	2,915	—
Amortization of discounts on investments, net	(732)	(1,294)
Stock-based compensation expense	6,606	7,626
Shares issued as payment for services	553	545
Accretion of debt discount and amortization of deferred financing costs	—	60
Deferred income taxes	(1,706)	(126)
Other noncash items	—	3
Changes in operating assets and liabilities:
Receivables:
Trade	423	(10)
Other	431	(267)
Prepaid expenses	(836)	(62)
Other assets	73	83
Accounts payable	2,337	(1,759)
Accrued compensation and benefits	1,338	3,620
Other accrued liabilities	(1,422)	(1,550)
Deferred revenue	112	484
Lease liabilities	(60)	80
Settlement and indemnification accruals	(1,862)	(675)
Net cash used in operating activities	(59,930)	(51,164)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2024	2023
Cash flows from investing activities
Purchases of investments	$(74,845)	$(153,698)
Sales and maturities of investments	126,994	137,748
Purchases of property, plant and equipment	(7,556)	(491)
Proceeds from sale of assets	60	61
Net cash provided by (used in) investing activities	44,653	(16,380)
Cash flows from financing activities
Proceeds from issuance of shares, net of issuance costs	31,833	72,808
Payments of long-term debt and convertible notes, including cost to retire of $120 in 2023	—	(43,219)
Proceeds from stock option exercises	346	—
Net cash provided by financing activities	32,179	29,589
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(25)	(306)
Net increase (decrease) in cash, cash equivalents, and restricted cash	16,877	(38,261)
Cash, cash equivalents, and restricted cash
Beginning of period	7,848	48,596
End of period	$24,725	$10,335
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7	$1,159
Cash paid during the period for income taxes	4	—
Significant noncash activities
Accrued compensation paid in equity awards	$3,039	$3,361
Purchases of property and equipment included in accounts payable and other accrued liabilities	733	772
Proceeds from sale of assets included in accounts receivable	—	16
Issuance costs included in accounts payable and other accrued liabilities	951	—
The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of September 30, 2024 and December 31, 2023 as shown above:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$24,725	$7,578
Restricted cash included in other assets	—	270
Cash, cash equivalents, and restricted cash	$24,725	$7,848
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
ActoBio utilizes a proprietary class of microbe-based biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics, with its primary operations located in Ghent, Belgium. As part of a continuing effort to strategically prioritize the application of resources to particular development efforts, during the second quarter of 2024, the Company initiated a shutdown of ActoBio's operations. This included the commencement of terminating leases and employees, and the disposition of certain of its assets and obligations with a focus on the preservation of ActoBio's intellectual property, which was completed during the third quarter of 2024. See Notes 6 and 7 for further discussion related to non-cash impairment charges recorded during the second quarter of 2024, and Note 10 for discussion of cumulative translation losses reclassified into operations in the third quarter of 2024 in relation to these activities. During the second quarter of 2024, the Company also recorded a charge related to employee severance and termination benefits of $2,100, paid during the third quarter of 2024, of which $1,700 is included in research and development expenses and $400 is included in selling, general and administrative expenses included in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2024.
In addition to the actions taken at ActoBio noted above, in August 2024 the Company also began undertaking a strategic prioritization of its clinical portfolio and streamlining of its resources, including a reduction of over 20% of its workforce, to focus on potential commercialization of the PRGN-2012 AdenoVerse® gene therapy for the treatment of recurrent respiratory papillomatosis (RRP). These strategic changes are designed to reduce required resources for non-priority programs and enable the Company to focus on pre-commercialization efforts on PRGN-2012, including supporting the submission of a rolling biologics license application (BLA) under an accelerated approval pathway anticipated in the fourth quarter of 2024, conducting a confirmatory clinical trial, and manufacturing commercial product. Additionally, the Company will continue the acceleration of commercial readiness efforts for a potential launch in 2025. As a result of the actions taken related to the reduction in its workforce, the Company recorded a charge related to employee severance and termination benefits of $1,639, of which $594 is included in research and development expenses and $1,045 is included in selling, general and administrative expenses included in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2024. During the third quarter of 2024, $837 of the $1,639 charge was paid, leaving a liability of $802 as of September 30, 2024, which is included in accrued compensation and benefits on the condensed consolidated balance sheet.
Exemplar is committed to enabling the study of life-threatening human diseases through the development of Yucatan MiniSwine preclinical research models and services. Exemplar’s primary operations are located in the State of Iowa.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of September 30, 2024 and results of operations and cash flows for the interim periods ended September 30, 2024 and 2023. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other future annual or interim period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
The accompanying condensed consolidated financial statements reflect the operations of Precigen and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity and Going Concern
During the nine months ended September 30, 2024, the Company incurred a net loss of $106,508 and used $59,930 of cash in our operations, and as of September 30, 2024, had an accumulated deficit of $2,070,979. The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows from operations to continue for the foreseeable future and, as a result, the Company will require additional capital to fund its operations and execute its business plan. As discussed in Note 10, the Company raised $30,882 in net proceeds in a public offering of its common stock in August 2024, however, had no committed source of additional funding from either debt or equity financings. As of September 30, 2024, the Company had $28,631 in cash, cash equivalents and short-term investments. The Company is currently exploring a number of potential opportunities for future liquidity. The Company's current cash and investments position, including the proceeds received from the August 2024 offering, is not sufficient to fund the Company's planned operations through one year after the date the interim financial statements are issued and accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months.
The Company’s ability to fund its operations on an ongoing basis is dependent upon the successful execution of management’s plans, which include raising additional capital in the near term. This additional capital could be raised through a combination of non-dilutive financings (including debt or royalty monetization financings, collaborations, strategic alliances, monetization of assets, marketing, distribution or licensing arrangements), dilutive financings (including equity and/or debt financings which may include an equity component) and, in the longer term, from revenue related to product sales, to the extent its product candidates receive marketing approval and can be commercialized. There can be no assurance that new financing or other transactions will be available to the Company on commercially acceptable terms, or at all. Also, any collaborations, strategic alliances, monetization of assets or marketing, distribution or licensing arrangement may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, which may include research and development and clinical trials. This may have a material adverse effect on the Company’s business, financial condition, results of operations and ability to operate as a going concern.
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

The Company has research and development arrangements with third parties that include upfront and milestone payments. As of September 30, 2024 and December 31, 2023, the Company had research and development commitments with third parties that had not yet been incurred totaling $7,382 and $17,800, respectively. The commitments are generally cancellable by the Company by providing written notice at least sixty days before the desired termination date.
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
Short-term Investments
As of September 30, 2024 and December 31, 2023 short-term investments include United States government debt and agency securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date.
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
Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method and the if-converted method. For purposes of the diluted net loss per share calculation, shares to be issued pursuant to stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive as described in the next paragraph. Therefore, basic and diluted net loss per share were the same for all periods presented. See Note 10 for further discussion of the Company's Share Lending Agreement, which was terminated on October 1, 2023.
The following potentially dilutive securities as of September 30, 2024 and 2023, have been excluded from the above computations of diluted weighted average shares outstanding for the three and nine months then ended as they would have been anti-dilutive:

	September 30,
	2024	2023
Options	26,857,820	21,951,340
Restricted and performance stock units	3,804,057	961,534
Total	30,661,877	22,912,874

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
There was no collaboration and licensing revenue recognized during both the three and nine months ended September 30, 2024 and 2023.
Alaunos License Agreement
On April 3, 2023, the Company entered into an amended and restated exclusive license agreement (the “License Agreement”), with Alaunos Therapeutics (“Alaunos”). The License Agreement amended and replaced an Exclusive License Agreement by and between the Company and Alaunos, dated October 5, 2018.
Pursuant to the terms of the License Agreement, the Company granted Alaunos an exclusive, worldwide, royalty-free, sub-licensable license to certain patents and know-how to research, develop and commercialize T-cell receptor products, which are referred to as TCR Products, designed for neoantigens for the treatment of cancer or the treatment and prevention of human papilloma virus, or HPV, to the extent that the primary reason for such treatment or prevention is to prevent cancer, which is referred to as the HPV Field. The Company has also granted Alaunos an exclusive, worldwide, royalty-free, sub-licensable license to certain patents relating to the Sleeping Beauty technology to research, develop and commercialize TCR Products

(other than those designed for neoantigens) for the treatment of cancer and in the HPV Field. The Company also granted Alaunos certain non-exclusive rights to certain patents and know-how to research, develop and commercialize products developed under or arising from a program of research and development focused on NK cells and gamma delta T-cells in the HPV field. Alaunos had the exclusive right to conduct in its sole discretion, and is solely responsible for all aspects of, the research, development and commercialization of the licensed products for the treatment of cancer and was not subject to a diligence obligation with respect to such efforts.
On October 4, 2024, the License Agreement was terminated. Following the termination of the License Agreement, Precigen has regained all rights previously licensed to Alaunos and Alaunos retains no rights to utilize any of Precigen’s technology.
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
Deferred revenue consisted of the following:

	September 30, 2024	December 31, 2023
Collaboration and licensing agreements	$1,818	$1,818
Prepaid product and service revenues	15	15
Other	606	494
Total	$2,439	$2,327
Current portion of deferred revenue	$407	$509
Long-term portion of deferred revenue	2,032	1,818
Total	$2,439	$2,327
4. Short-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of September 30, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$2,943	$8	$—	$2,951
Certificates of deposit	950	5	—	955
Total	$3,893	$13	$—	$3,906

In addition, at September 30, 2024 and December 31, 2023, the Company held U.S. government debt securities valued at $17,425 and $1,502, respectively, which was included in cash and cash equivalents in the condensed consolidated balance sheet as these investments had an original maturity of less than three months when purchased.
The estimated fair value of available-for-sale investments was $3,906 as of September 30, 2024, and these available-for-sale investments all contractually mature within one year.
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
Assets
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of September 30, 2024:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2024
Assets
U.S. government debt securities	$—	$2,951	$—	$2,951
Certificates of deposit	—	955	—	955
Total	$—	$3,906	$—	$3,906
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
6. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	September 30, 2024	December 31, 2023
Land and land improvements	$164	$164
Buildings and building improvements	2,629	2,629
Furniture and fixtures	364	530
Equipment	16,773	18,576
Leasehold improvements	4,475	4,380
Breeding stock	92	79
Computer hardware and software	3,190	3,459
Construction and other assets in progress	8,382	1,577
	36,069	31,394
Less: Accumulated depreciation and amortization	(22,531)	(24,283)
Property, plant and equipment, net	$13,538	$7,111
Depreciation expense was $356 and $434 for the three months ended September 30, 2024 and 2023, respectively, and $1,124 and $1,415 for the nine months ended September 30, 2024 and 2023, respectively.
As discussed in Note 1, during the second quarter of 2024, the Company suspended ActoBio's operations. As a result, the Company reviewed the related property, plant and equipment and right-of-use assets for impairment. Based on the estimated undiscounted cash flows, the Company determined that the related asset values were not fully recoverable and calculated estimated fair values using market participant assumptions. The estimated fair values were lower than the carrying values, and the Company recorded impairment losses of $110 related to property, plant, and equipment and $488 related to the right-of-use assets, which are included in impairment of other noncurrent assets in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2024.
7. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 were as follows:

Balance at December 31, 2023	$26,612
Impairment	(1,630)
Foreign currency translation adjustments	(64)
Balance at September 30, 2024	$24,918
The Company had $26,503 and $24,873 of cumulative impairment losses as of September 30, 2024 and December 31, 2023, respectively.
During the second quarter of 2024, in connection with the suspension of ActoBio's operations, as discussed in Note 1, the Company determined the fair value of the ActoBio reporting unit was less than its carrying amount. As a result, the Company recorded a goodwill impairment charge of $1,630, which represented the full amount of goodwill associated with the ActoBio reporting unit.
Intangible assets consist of the following as of September 30, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$15,912	$(11,139)	$4,773
Intangible assets consist of the following as of December 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$82,501	$(41,800)	$40,701
During the second quarter of 2024 , in connection with the suspension of ActoBio's operations, the Company determined the fair value of ActoBio's certain developed technologies was less than their carrying amount. As a result, the Company recorded an impairment charge of $32,317, which is included in impairment of other noncurrent assets in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2024.
Amortization expenses were $318 and $1,217 for the three months ended September 30, 2024 and 2023, respectively, and $2,741 and $3,639 for the nine months ended September 30, 2024 and 2023.
8. Debt
Lines of Credit
Exemplar has a $5,000 revolving line of credit with a bank that was to mature on November 1, 2024. As of September 30, 2024, the line of credit bore interest at a stated rate of 8.50% per annum. As of September 30, 2024 and December 31, 2023, there was no outstanding balance on the line of credit. On October 31, 2024, the Company entered into a new $5,000 revolving line of credit, which bears interest of 8.0% per annum and matures on November 1, 2025.
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
The components of interest expense in 2023 related to the Convertible Notes were $397 of cash interest expense and $60 of non-cash interest expense for the nine months ended September 30, 2023.
9. Income Taxes
For the three and nine months ended September 30, 2024 and 2023, the Company calculated its tax benefit using the estimated annual effective tax rate method. The rate is the ratio of estimated annual income tax expense related to estimated pretax loss from continuing operations, excluding significant unusual or infrequently occurring items. As a result of the pretax losses anticipated for the full year which are not benefited, this rate has been calculated and applied to the year-to-date interim period’s ordinary income or loss on a jurisdiction by jurisdiction basis to determine the income tax expense/benefit allocated to the year-to-date period. The annual effective tax rate is revised, if necessary, at the end of each interim period based on the Company’s most current best estimate. The Company recorded an income tax expense of $12 and income tax benefit of $6 for the three months ended September 30, 2024 and 2023, respectively, and income tax benefit of $1,706 and $126 for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the U.S. statutory tax rate, primarily as a result of the change in valuation allowance required. The increase in tax benefit recognized in the nine months ended September 30, 2024 is primarily caused by the non-cash impairment of ActoBio's developed technology and goodwill, which resulted in the reduction of the associated deferred tax liability, and was recorded as a discrete item during the second quarter of 2024.

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
In August 2024, the Company closed a public offering of 39,878,939 shares of its common stock, resulting in net proceeds to the Company of $30,882, after deducting underwriting discounts, fees, and other offering expenses. This included the sale of 4,584,821 shares of the Company’s common stock pursuant to the underwriter’s exercise of its option to purchase additional shares. Of the 39,878,939 shares, 23,588,234 shares were purchased by related parties and their affiliates, including the Company's Chairman of the Board of Directors and his affiliates, and one of the Company's executive officers.
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
Components of Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2024	December 31, 2023
Unrealized gain (loss) on investments	$13	$(33)
Loss on foreign currency translation adjustments	—	(1,914)
Total accumulated other comprehensive loss	$13	$(1,947)
During the three and nine months ended September 30, 2024, the Company reclassified $2,915 of cumulative foreign translation losses associated with ActoBio upon final closing of our facilities during the quarter, which is included in other income (expenses) in the accompanying condensed consolidated statements of operations. These translation losses were previously recorded within accumulated other comprehensive income (loss).

11. Share-Based Payments
The Company measures the fair value of stock options, RSUs and PSUs issued to employees and nonemployees as of the grant date for recognition of stock-based compensation expense. Stock-based compensation expense for employees and nonemployees is recognized over the requisite service period, which is typically the vesting period and taking into account, if applicable, the probability of achievement of performance conditions.
In August 2024, the Compensation and Human Capital Management Committee of the Board of Directors (the "Compensation Committee") approved the grant of PSUs under the Company’s 2023 Omnibus Incentive Plan, as amended (the "2023 Plan"). During the three months ended September 30, 2024, the Company granted 2,978,000 PSUs to certain key employees of the Company, which are subject to the achievement of specified performance goals over a specified performance period. The PSUs will vest in two equal 50% installments based upon the achievement of two specified operational milestones relating to (i) the Company’s good faith submission to the U.S. Food and Drug Administration (the “FDA”) of a complete BLA for the Company’s PRGN-2012 investigational product and (ii) the approval of the BLA by the FDA, in each case during the period from the grant date through December 31, 2026 (the “Performance Period”).
The performance milestones may be achieved (and the PSUs earned) at any time during the Performance Period, and the PSUs will vest and be settled in shares of the Company’s common stock at such time as the Compensation Committee certifies that an applicable performance milestone has been achieved, subject to the employee's continued employment through the applicable achievement date (subject to certain expections). Any PSUs for which a performance milestone has not been achieved by the end of the Performance Period will be cancelled and forfeited.
The Company values the PSUs based on the grant date closing price per share of Company common stock. The Company recognizes stock-based compensation expense over the performance period, if it is probable that the performance condition will be achieved. Adjustments to stock-based compensation expense are made, as needed, each reporting period based on changes in the Company's estimate of the number of units that are probable of vesting.

As of September 30, 2024, the underlying performance milestone relating to the Company's submission of a BLA to the FDA was considered probable of achievement and stock-based compensation expense was recognized for the three and nine months ended September 30, 2024 related to this milestone. The underlying performance milestone related to the approval of the BLA by the FDA was determined to be not probable of achievement, as such approval is outside of the Company's control. Therefore, no stock-based compensation expense was recognized for the three and nine months ended September 30, 2024 related to this milestone.

Stock-based compensation costs included in the condensed consolidated statements of operations are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of products and services	$10	$20	$29	$55
Research and development	558	579	2,005	1,666
Selling, general and administrative	1,493	1,707	4,572	5,905
Total	$2,061	$2,306	$6,606	$7,626
Precigen Equity Incentive Plans
In August 2013, Precigen adopted the 2013 Omnibus Incentive Plan (the "2013 Plan"), for employees and nonemployees which provided for grants of share-based awards, including stock options, RSUs, shares of common stock and other awards, to employees, officers, consultants, advisors, and nonemployee directors. Upon the effectiveness of the 2023 Plan in June 2023, no new awards may be granted under the 2013 Plan and any awards granted under the 2013 Plan prior to the effectiveness of the 2023 Plan will remain outstanding under such plan and will continue to vest and/or become exercisable in accordance with their original terms and conditions. As of September 30, 2024, there were 17,148,251 stock options and no RSUs outstanding under the 2013 Plan.
In April 2023, Precigen adopted the 2023 Plan, which became effective upon shareholder approval in June 2023. The 2023 Plan permits the grant of share-based awards, including stock options, restricted stock awards, RSUs, PSUs and other awards, to officers, employees and nonemployees. The 2023 Plan authorizes for issuance pursuant to awards under the 2023 Plan an aggregate of 18,418,137 shares, which included shares remaining available for issuance under the 2013 Plan as of the adoption of the 2023 Plan as well as an increase of 2,000,000 shares of common stock, which was approved by Precigen's shareholders at Precigen's annual meeting on July 5, 2024. As of September 30, 2024, there were 6,023,521 stock options, 2,978,000 PSUs and no RSUs outstanding under the 2023 Plan and 7,043,856 shares were available for future grants.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to nonemployee service providers, including board members. As of September 30, 2024, there were 12,000,000 shares authorized for issuance under the 2019 Plan, of which 3,686,048 stock options and 826,057 RSUs were outstanding and 2,448,058 shares were available for future grants.
Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2023	22,057,340	$6.90	7.12
Granted	7,230,174	1.41
Exercised	(265,448)	1.30
Forfeited	(1,027,459)	1.82
Expired	(1,136,787)	16.74
Balances at September 30, 2024	26,857,820	9.66	7.27
Exercisable at September 30, 2024	15,508,975	7.91	6.04

RSU and PSU activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2023	961,534	$1.17	0.19
Granted	7,569,484	1.30
Vested	(4,726,961)	1.37
Balances at September 30, 2024	3,804,057	1.18	0.57
Precigen uses treasury shares (to the extent available) and authorized and unissued shares to satisfy share award exercises.
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

The components of lease costs were as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease costs	$337	$621	$1,555	$1,853
Short-term lease costs	11	11	46	41
Variable lease costs	92	89	276	295
Lease costs	$440	$721	$1,877	$2,189
As of September 30, 2024, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2024	$414
2025	1,556
2026	1,433
2027	1,285
2028	1,260
2029	1,295
Thereafter	553
Total	$7,796
Present value adjustment	(2,047)
Total	$5,749
Current portion of operating lease liabilities	$988
Long-term portion of operating lease liabilities	4,761
Total	$5,749
Other information related to operating leases in continuing operations was as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	4.99	5.39
Weighted average discount rate	11.6%	11.2%

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,903	$1,769
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	572	399

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
On August 2, 2022, the Court granted the parties' request to conduct a private mediation session to explore potential resolution of the action. On November 17, 2022, at the conclusion of the mediation session, the parties executed a memorandum of understanding that agreed in principle to resolve the claims asserted in the securities class action. The settlement provides for a payment to the plaintiff class of $13,000. As a result, the shareholder class action lawsuit was resolved. On November 6, 2023, the Court granted final approval of the settlement, dismissed the litigation with prejudice, and entered final judgment. As a result, the Company had no amounts recorded in settlement and indemnification accruals or an insurance receivable asset on the consolidated balance sheet as of September 30, 2024 and December 31, 2023, respectively.
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
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2024, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
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
In connection with the Transaction, the Company is required to indemnify the Buyer for certain expenses incurred post close (related to covenants and certain additional specified liabilities including certain patent infringement lawsuits), if incurred, in amounts not to exceed $5,750. Such indemnification was recorded as a reduction of the gain on divestiture in the third quarter of 2023. As of September 30, 2024 and December 31, 2023, $3,213 and $5,750 were included in settlement and indemnification accruals on the condensed consolidated balance sheets, respectively, related to this indemnification liability. During the three months ended June 30, 2024, the Company paid an indemnification claim of $1,862 for expenses incurred by the buyer for the period from July 2023 to December 2023. In addition, during the three months ended September 30, 2023, the Company paid $675 for indemnification claims against this liability for the period from the date of sale to June 2023.

14. Segments
The Company's CODM assesses the operating performance of and allocates resources for several operating segments using Segment Adjusted EBITDA. Management believes this financial metric is a key indicator of operating results since it excludes noncash revenues and expenses that are not reflective of the underlying business performance of an individual enterprise. The Company defines Segment Adjusted EBITDA as net income (loss) before (i) interest expense and interest income, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net income loss of affiliates, (x) reclassification of cumulative translation gain (loss), and (xi) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates, but includes proceeds from the sale of assets in the period sold. Segment Adjusted EBITDA excludes the gain or loss on disposals of assets and include proceeds from the sale of assets in the period sold.
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
For the three and nine months ended September 30, 2024, the Company's reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the nine months ended September 30, 2024. See Note 1 for a description of Biopharmaceuticals and Exemplar.

Segment Adjusted EBITDA by reportable segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Biopharmaceuticals	$(19,235)	$(16,437)	$(70,629)	$(55,034)
Exemplar	(159)	(464)	(842)	(426)
Segment Adjusted EBITDA for reportable segments	$(19,394)	$(16,901)	$(71,471)	$(55,460)
The table below reconciles Segment Adjusted EBITDA for reportable segments to consolidated net loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Adjusted EBITDA for reportable segments	$(19,394)	$(16,901)	$(71,471)	$(55,460)
All Other Segment Adjusted EBITDA	—	—	$—	—
Remove cash paid for capital expenditures, net of proceeds from sale of assets	822	175	7,496	430
Interest Income	283	856	1,210	2,316
Other expenses:
Interest expense	(2)	(1)	(6)	(461)
Depreciation and amortization	(674)	(1,650)	(3,865)	(5,054)
Gain on disposals of assets	(1)	28	2	68
Impairment losses	—	—	(34,545)	—
Stock-based compensation expense	(2,061)	(2,306)	(6,606)	(7,626)
Adjustment related to accrued bonuses paid in equity awards	—	—	3,039	3,361
Shares issue for payment of services	(25)	—	(553)	(545)
Other	1	(2)	—	(3)
Reclassification of cumulative translation losses	(2,915)	—	$(2,915)	—
Consolidated loss before income taxes	$(23,966)	$(19,801)	$(108,214)	$(62,974)
Revenues from external customers in the Exemplar segment consisted of $953 and $1,379 for the three months ended September 30, 2024 and 2023, respectively, and $2,735 and $4,997 for the nine months ended September 30, 2024 and 2023, respectively.
Total segment revenues from reportable segments equal total consolidated revenues on the condensed consolidated statements of operations.
For the three months ended September 30, 2024 and 2023, 63.0% and 78.7%, respectively, of total consolidated revenue was attributable to four customers in 2024 and four customer in 2023 in the Exemplar segment. For the nine months ended September 30, 2024 and 2023 63.4% and 78.2%, respectively, of total consolidated revenue was attributed to four customers in 2024 and four in 2023, in the Exemplar segment.
As of September 30, 2024 and December 31, 2023, the Company had $0 and $1,958, respectively, of long-lived assets in foreign countries. There were no revenues derived in foreign countries for any periods presented.

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
We believe that our array of technology platforms uniquely positions us among other biotechnology companies to advance precision medicine. Precision medicine is the practice of therapeutic product development that takes into account specific genetic variations within populations impacted by a disease to design targeted therapies to improve outcomes for a disease or patient population. Our proprietary and complementary technology platforms provide a strong foundation to realize the core promise of precision medicine by supporting our efforts to construct powerful gene programs to drive efficacy, deliver these programs through viral, non-viral, and microbe-based approaches to drive lower costs, and control gene expression to drive safety. Our therapeutic platforms, including UltraCAR-T, AdenoVerse immunotherapy, and ActoBiotics, are designed to allow us to precisely control the level and physiological location of gene expression and modify biological molecules to control the function and output of living cells to treat underlying disease conditions. In addition, we have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies. UltraPorator has received FDA clearance for manufacturing UltraCAR-T cells in clinical trials, and we have dosed patients manufactured UltraCAR-T cells using UltraPorator in our clinical trials.
Our clinical pipeline includes PRGN-2012 and PRGN-2009, which are based on our AdenoVerse immunotherapy platform; and PRGN-3005, PRGN-3006 and PRGN-3007, which are built on our UltraCAR-T platform. We have completed enrollment in the Phase 1b clinical trial of PRGN-3006. In addition, we have completed a Phase 1b/2a study of AG019, which is built on our ActoBiotics platform, which we have completed the shut-down of, as discussed below under our Biopharmaceuticals segment (Precigen ActoBio, Inc.).
In August 2024, we announced strategic prioritization of our pipeline to focus on development of our lead program, PRGN-2012. We plan to minimize UltraCAR-T spend and focus on strategic partnerships to further advance UltraCAR-T programs. As part of this restructuring, we have paused enrollment in PRGN-3005 and PRGN-3007 UltraCAR-T clinical trials. In addition, we plan to continue PRGN-2009 Phase 2 clinical trials under a cooperative research and development agreement ("CRADA") with the National Cancer Institute ("NCI") in recurrent/metastatic cervical cancer and in newly diagnosed HPV-associated oropharyngeal cancer. We do not plan to enroll patients in PRGN-2009 cervical cancer trial at non-NCI clinical sites. We have reduced our focus on preclinical programs, while continuing select projects that we believe could provide further near-term validation of our technology platforms. We have completed the shutdown of our ActoBio subsidiary operations, including the elimination of all ActoBio personnel. In conjunction with this shutdown, ActoBio's portfolio of intellectual property is available for prospective transactions.

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
PRGN-2012 is a first-in-class, investigational "off-the-shelf" AdenoVerse immunotherapy for the treatment of recurrent respiratory papillomatosis, or RRP. PRGN-2012 is an innovative therapeutic vaccine with optimized antigen design that uses our gorilla adenovector technology, part of our proprietary AdenoVerse platform, to elicit immune responses directed against cells infected with HPV6 and HPV11. We have completed the primary endpoint evaluation of the Phase 1/2 clinical trial. PRGN-2012 Phase 1/2 pivotal trial data were presented at the 2024 American Society of Clinical Oncology (ASCO) Annual Meeting in June 2024. We have announced that the FDA has agreed that the Phase 1/2 clinical trial of PRGN-2012 will serve as pivotal for the purpose of filing an accelerated approval request for licensure. PRGN-2012 has been granted Breakthrough Therapy Designation and Orphan Drug designation for the treatment of RRP by the FDA. PRGN-2012 has received Orphan Drug Designation for the Treatment of RRP from the European Commission as well. We plan to submit a BLA under an accelerated approval pathway in the fourth quarter of 2024. We are preparing for commercial readiness for a potential launch, if approved, of PRGN-2012 in 2025.
PRGN-2009 is a first-in-class, "off-the-shelf" investigational immunotherapy designed to activate the immune system to recognize and target human papillomavirus-positive, or HPV+, solid tumors. PRGN-2009 leverages our UltraVector and AdenoVerse platforms to optimize HPV type 16 and HPV type 18, antigen designed for delivery via a proprietary gorilla adenovector with a large genetic payload capacity and the ability for repeat administrations. We have completed a Phase 1 clinical trial of PRGN-2009 as a monotherapy or in combination with bintrafusp alfa, or M7824, an investigational bifunctional fusion protein, for patients with HPV-associated cancers in collaboration with the National Cancer Institute, or NCI, pursuant to a cooperative research and development arrangement, or CRADA. A Phase 2 clinical trial of PRGN-2009 in combination with pembrolizumab in newly diagnosed oropharyngeal squamous cell carcinoma patients is ongoing in collaboration with the NCI pursuant to a CRADA. In addition, a Phase 2 randomized-controlled clinical trial of PRGN-2009 in combination with pembrolizumab to treat patients with recurrent or metastatic cervical cancer is ongoing pursuant to a CRADA. As part of the strategic prioritization of our pipeline announced in August 2024, we plan to enroll patients in the PRGN-2009 clinical trials only at NCI under a CRADA.
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
PRGN-3005 is a first-in-class, investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to simultaneously express a CAR targeting the unshed portion of the Mucin 16 antigen, mbIL15, and kill switch genes. PRGN-3005 is in a Phase 1/1b clinical trial for the treatment of advanced, recurrent platinum-resistant ovarian, fallopian tube, or primary peritoneal cancer. We have completed enrollment in the Phase 1 dose escalation cohorts of the intraperitoneal (IP) and intravenous (IV) arms without lymphodepletion as well as in the lymphodepletion cohort in the IV arm. As part of the strategic prioritization of our pipeline announced in August 2024, we have paused enrollment in the Phase 1b clinical trial of PRGN-3005.
PRGN-3007 is a first-in-class, investigational autologous CAR-T therapy that utilizes the next generation UltraCAR-T platform to express a CAR which targets ROR1, mbIL15, a kill switch, and a novel mechanism for the intrinsic blockade of the programmed death 1, or PD-1, gene expression. PRGN-3007 is in a Phase 1/1b clinical trial for patients with advanced receptor tyrosine kinase-like orphan receptor 1-positive, or ROR1+, hematological (Arm 1) and solid tumors (Arm 2). The target patient population for Arm 1 includes relapsed or refractory CLL, relapsed or refractory MCL, relapsed or refractory B-ALL, and relapsed or refractory DLBCL. The target patient population for Arm 2 includes locally advanced unresectable or metastatic histologically confirmed TNBC. The study is designed to enroll in two parts: an initial 3+3 dose escalation in each arm followed by a dose expansion at the maximum tolerated dose. As part of the strategic prioritization of our pipeline announced in August 2024, we have paused enrollment in the Phase 1 clinical trial of PRGN-3007.
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
Into the second quarter of 2024, we operated ActoBio as a standalone subsidiary comprising our ActoBio reporting unit, which included our associated technologies, personnel, and facilities. We previously announced our continued effort to strategically prioritize our application of resources to particular development efforts. During the second quarter of 2024, we suspended ActoBio's operations and began the process to wind down ActoBio's activities. This included the commencement of terminating leases and employees, and the disposition of certain of its assets and obligations with a focus on the preservation of ActoBio's intellectual property, which will be made available for prospective transactions. We recorded non-cash impairment charges of $34.5 million during the second quarter of 2024 related to the write-down of goodwill, property and equipment, and right-of-use assets to their net realizable values. In addition, we recorded a tax benefit of $1.7 million related to these impairment charges. The Company also recorded a charge related to employee severance and termination benefits of $2.1 million, which were paid in the third quarter of 2024. We continue to assess potential next steps with respect to the future of the ActoBio programs and intellectual property. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 1, 6 and 7" appearing elsewhere in the Quarterly Report for further discussion, including discussion related to impairment and employee severance and termination charges of ActoBio.
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
Segments
As of September 30, 2024, our reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the nine months ended September 30, 2024.

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
Our research and development expenses are generally incurred by our reportable segments and primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services. Prior to August 2024, our Biopharmaceuticals segment was progressing preclinical and clinical programs that targeted urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases, including PRGN-3005, PRGN-3006, PRGN-3007, PRGN-2009, AG019 and PRGN-2012. As discussed above in the Overview, in August 2024, we announced a strategic prioritization of our clinical portfolio and streamlining of resources, to focus on potential commercialization of the PRGN-2012 AdenoVerse® gene therapy for the treatment of RRP. Our Exemplar segment's research and development activities relate to new and improved pig research models. The following table summarizes our research and development expenses incurred by reportable segment and reconciles those expenses to research and development expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Biopharmaceuticals	$11,347	$11,517	$41,240	$35,411
Exemplar	23	66	72	209
Total consolidated research and development expenses	$11,370	$11,583	$41,312	$35,620
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
Other expense consisted primarily of interest on our Convertible Notes, which were fully retired in the second quarter of 2023, and the reclassification of cumulative foreign translation losses due to closing operations in ActoBio in the third quarter of 2024. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 8" and "Notes to the Condensed

Consolidated Financial Statements (Unaudited) - Note 10" appearing elsewhere in this Quarterly Report for further discussion on Convertible Notes and reclassification of cumulative foreign translation losses, respectively.
Segment performance
We use Segment Adjusted EBITDA as our primary measure of segment performance. We define Segment Adjusted EBITDA as net income (loss) before (i) interest expense and interest income, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net income (loss) of affiliates, (x) reclassification of cumulative translation gain (loss), and (xi) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates, but includes proceeds from the sale of assets in the period sold. See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 14" appearing elsewhere in this Quarterly Report for further discussion of Segment Adjusted EBITDA.
Results of operations
Comparison of the three months ended September 30, 2024 and the three months ended September 30, 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Three Months Ended September 30,		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Product revenues	$66	$82	$(16)	(19.5)%
Service revenues	886	1,296	(410)	(31.6)%
Other revenues	1	1	—	—%
Total revenues	953	1,379	(426)	(30.9)%
Operating expenses
Cost of product and services	1,009	1,537	(528)	(34.4)%
Research and development	11,370	11,583	(213)	(1.8)%
Selling, general and administrative	9,836	9,196	640	7.0%
Total operating expenses	22,215	22,316	(101)	(0.5)%
Operating loss	(21,262)	(20,937)	(325)	1.6%
Total other income (expense), net	(2,704)	1,136	(3,840)	>(200)%
Loss before income taxes	(23,966)	(19,801)	(4,165)	21.0%
Income tax benefit (expense)	(12)	6	(18)	>(200)%
Net loss	$(23,978)	$(19,795)	$(4,183)	21.1%
Product and service revenues
Product and service revenues decreased $0.4 million, or 31%, compared to the three months ended September 30, 2023. This decrease was related to reductions in product and service revenues at Exemplar.
Cost of product and services
Cost of product and services decreased primarily as a result of decreased revenues at Exemplar.
Research and development expenses

Research and development expenses decreased by $0.2 million, or 2%, compared to the three months ended September 30, 2023. The decrease was the result of a $2.0 million decrease in costs associated with ActoBio, including depreciation and amortization and personnel and operating costs, resulting from the shutdown of operations during the second quarter of 2024 as well as lower costs of $0.7 million incurred at contract research organizations for other programs compared to the same period in 2023. These decreases were offset by increased costs of approximately $2.5 million including those associated with PRGN-2012 in advance of our planned BLA submission and our ongoing confirmatory trial, as well as increased personnel costs associated with severance incurred related to the Precigen workforce reduction in the third quarter of 2024.
Selling, general and administrative expenses
SG&A expenses increased by $0.6 million, or 7%, compared to the three months ended September 30, 2023. This increase was primarily due to severance costs incurred related to the Precigen workforce reduction, as well as increased costs associated with PRGN-2012 commercial readiness. These increases were partially offset by a reduction in insurance rates and legal expenses compared to the prior year period.
Other income (expense), net
Other income (expense), net decreased by $3.8 million, or >(200)%, compared to the three months ended September 30, 2023. This decrease was primarily due to the reclassification of cumulative translation losses of $2.9 million in the third quarter of 2024 as a result of the final closing of the ActoBio facilities, and a $0.6 million reduction in interest income.
Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the three months ended September 30, 2024 and 2023, for each of our reportable segments.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(19,235)	$(16,437)	$(2,798)	(17.0)%
Exemplar	(159)	(464)	305	65.7%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 14" appearing elsewhere in this Quarterly Report.

The following table summarizes revenues from external customers for the three months ended September 30, 2024 and 2023, for our one reportable segment for which revenue exists.

	Three Months Ended September 30,		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Exemplar	$953	$1,379	$(426)	(30.9)%
Biopharmaceuticals
Segment Adjusted EBITDA loss increased compared to the prior period. This was primarily due to costs incurred related to the Precigen workforce reduction and the previously announced departure of one of the Company's executive officers, as well as higher fees paid to contract research organizations related to PRGN-2012 confirmatory clinical trial and professional fees incurred in advance of our anticipated BLA submission, offset by lower costs incurred at contract research organizations for other programs compared to the prior period. Capital expenditures were also higher in the current period due to the build-out of our manufacturing facility for PRGN-2012.
Exemplar
Revenues for Exemplar decreased due to a decrease in services performed resulting from a lower demand from existing customers. The decline in Segment Adjusted EBITDA was primarily due to the decreased revenues.
Comparison of the nine months ended September 30, 2024 and the nine months ended September 30, 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023, together with the changes in those items in dollars and as a percentage:

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Product revenues	$235	$730	$(495)	(67.8)%
Service revenues	2478	4,261	(1,783)	(41.8)%
Other revenues	22	6	16	>200%
Total revenues	2,735	4,997	(2,262)	(45.3)%
Operating expenses
Cost of product and services	3,098	4,761	(1,663)	(34.9)%
Research and development	41,312	35,620	5,692	16.0%
Selling, general and administrative	30,293	30,150	143	0.5%
Impairment of goodwill	1,630	—	1,630	N/A
Impairment of other noncurrent assets	32,915	—	32,915	N/A
Total operating expenses	109,248	70,531	38,717	54.9%
Operating loss	(106,513)	(65,534)	(40,979)	62.5%
Total other income (expense), net	(1,701)	2,560	(4,261)	(166.4)%
Loss before income taxes	(108,214)	(62,974)	(45,240)	71.8%
Income tax benefit	1,706	126	1,580	>200%
Net loss	$(106,508)	$(62,848)	$(43,660)	69.5%
Product and service revenues
Product and service revenues decreased $2.3 million, or 46%, compared to the nine months ended September 30, 2023. This decrease was related to reductions in product and service revenues at Exemplar.

Cost of product and services
Cost of product and service decreased primarily as a result of decreased revenues at Exemplar and cost reduction initiatives implemented at Exemplar.
Research and development expenses
Research and development expenses increased $5.7 million, or 16%, compared to the nine months ended September 30, 2023. The increase was primarily the result of $4.4 million of increased costs associated with PRGN-2012 in advance of our planned BLA submission, including the start of the PRGN-2012 confirmatory clinical trial and close out of the PRGN-2012 pivotal clinical trial activities and professional fees incurred related to our manufacturing facility. Additionally, salaries, benefits, and other personnel costs increased by $3.0 million due to an increase in the hiring of employees related to the advancement of PRGN-2012 in the third and fourth quarters of 2023 and severance charges incurred related to the Precigen workforce reduction in the third quarter of 2024.
These increases were offset by lower costs of $1.6 million incurred at contract research organizations for other programs compared to the same period in 2023 as well as a $0.2 million reduction in total ActoBio operating expenses compared to the same period in 2023.
Selling, general and administrative expenses
SG&A expenses increased by $0.1 million, or 1%, compared to the nine months ended September 30, 2023. This increase was primarily due to higher severance costs associated with the suspension of ActoBio's operations and the streamlining of Precigen's resources, as well as increased costs related to PRGN-2012 commercial readiness. These increases were partially offset by a decrease in stock compensation and insurance expenses in 2024 compared to the same period in 2023.
Other income (expense), net
Other income, net decreased $4.3 million, or 166%, compared to the nine months ended September 30, 2023. This decrease was primarily due to the reclassification of cumulative translation losses of $2.9 million resulting from the final closing of the ActoBio facilities in the third quarter of 2024, as well as a reduction of $1.1 million in interest income due to lower investment balances, and $0.5 million in interest expense due to the final retirement of our Convertible Notes in the second quarter of 2023.
Impairment of Goodwill and other noncurrent assets
In conjunction with the suspension of ActoBio’s operations, we recorded $34.5 million of impairment charges related to goodwill and long-lived assets in the second quarter of 2024.
Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the nine months ended September 30, 2024 and 2023, for each of our reportable segments.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(70,629)	$(55,034)	$(15,595)	(28.3)%
Exemplar	(842)	(426)	(416)	N/A
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 14" appearing elsewhere in this Quarterly Report.

The following table summarizes revenues from external customers for the nine months ended September 30, 2024 and 2023, for our one reportable segment for which revenue exists.

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Exemplar	$2,735	$4,997	$(2,262)	(45.3)%
Biopharmaceuticals
Segment Adjusted EBITDA loss increased primarily due to higher fees paid to contract research organizations related to the start of the PRGN-2012 confirmatory clinical trial and close out of the PRGN-2012 pivotal clinical trial activities, together with professional fees incurred in advance of our anticipated BLA submission, offset by lower costs incurred at contract research organizations for other programs compared to the prior period. Additionally, capital expenditures were higher related to the build-out of our manufacturing facility for PRGN-2012 in the nine months ended September 30, 2024, versus the nine months ended September 30, 2023.
Exemplar
Revenues for Exemplar decreased due to a decrease in services performed resulting from a lower demand from existing customers. The decline in Segment Adjusted EBITDA was primarily due to the decreased revenues, offset by cost reduction initiatives implemented at Exemplar.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from continuing operations since our inception, and as of September 30, 2024, we had an accumulated deficit of $2.1 billion. From our inception through September 30, 2024, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers. As of September 30, 2024, we had cash and cash equivalents of $24.7 million and short-term investments of $3.9 million. Cash in excess of immediate requirements is typically invested primarily in money market funds, certificate of deposits and U.S. government debt securities in order to maintain liquidity and preserve capital.
In January 2023, we closed a public offering of 43,962,640 shares of our common stock, resulting in net proceeds to us of $72.8 million, after deducting underwriting discounts, fees, and other offering expenses.
Additionally, in August 2024, we closed a public offering of 39,878,939 shares of our common stock, resulting in net proceeds to us of $30.9 million, after deducting underwriting discounts, fees, and an estimate of other offering expenses.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(59,930)	$(51,164)
Investing activities	44,653	(16,380)
Financing activities	32,179	29,589
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(25)	(306)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$16,877	$(38,261)

Cash flows from operating activities:
During the nine months ended September 30, 2024, our net loss was $106.5 million, which includes the following significant noncash expenses and benefits totaling $46.1 million: (i) $34.5 million of impairment losses, (ii) $6.6 million of stock-based compensation expense, (iii) $3.9 million of depreciation and amortization expense, (iv) $2.9 million due to reclassification of cumulative translation losses, and (v) $0.6 million of shares issued as payment for services, partially offset by non-cash benefits of $1.7 million due to deferred income taxes and $0.7 million due to amortization of discounts on investments. In addition, changes in operating assets and liabilities provided $0.5 million of cash for operating activities.
During the nine months ended September 30, 2023, our net loss was $62.8 million, which includes the following significant noncash expenses and benefits totaling $11.8 million: (i) $7.6 million of stock-based compensation expense, (ii) $5.1 million of depreciation and amortization expense and (iii) $0.5 million of shares issued as payment for services, offset by non-cash benefits of $1.3 million due to amortization of discounts on investments. In addition, changes in operating assets and liabilities provided $0.1 million of cash for operating activities.
Cash flows from investing activities:
During the nine months ended September 30, 2024, we received $52.1 million of investments, from sales and maturities, net of purchases, and purchased $7.6 million of property, plant and equipment, primarily related to the build-out of our manufacturing facility.
During the nine months ended September 30, 2023, we purchased $16.0 million of investments, net of sales and maturities.
Cash flows from financing activities:
During the nine months ended September 30, 2024, we received $31.8 million of proceeds, net of certain issuance costs, from the sale of our common stock in an underwritten public offering and $0.3 million of proceeds from stock option exercises.
During the nine months ended September 30, 2023, we received $72.8 million proceeds from the sale of our common stock in an underwritten public offering and retired $43.2 million of our Convertible Notes (including cost to retire).
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
Our consolidated financial statements as of September 30, 2024 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Based on our balance of cash, cash equivalents and investments of $28.6 million at September 30, 2024 and forecasted negative cash flows from operating activities for the foreseeable future, there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.
See the section entitled "Risk Factors" in our Annual Report for additional risks associated with our substantial capital requirements.
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of September 30, 2024 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$7,796	$1,617	$2,764	$2,538	$877
Total	$7,796	$1,617	$2,764	$2,538	$877
In addition to the obligations in the table above, as of September 30, 2024, we are party to license agreements with various third parties that contain future milestones and royalty payment obligations related to development milestones and/or commercial sales of products that incorporate or use their technologies. Because these agreements are generally subject to termination by us or are dependent on certain condition precedents within our control, no amounts are included in the tables above. As of September 30, 2024, we also had research and development commitments with third parties totaling $7.4 million that had not yet been incurred.
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
Interest rate risk
We had cash, cash equivalents and short-term investments of $28.6 million and $62.9 million as of September 30, 2024 and December 31, 2023, respectively. Our cash and cash equivalents and short-term investments consist of cash, money market funds, U.S. government debt securities, certificates of deposit, and corporate bonds. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our investments consist of U.S. government debt securities, certificates of deposit, and corporate bonds which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
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
There has been no change in our internal control over financial reporting during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2024, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
See "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 13" appearing elsewhere in this Quarterly Report for further discussion of ongoing legal matters.
Item 1A. Risk Factors
As disclosed in "Summary of Risk Factors" and "Item 1A. Risk Factors" in our Annual Report, there are a number of risks and uncertainties that may have a material effect on the operating results of our business and our financial condition. There are no additional material updates or changes to our risk factors since the filing of our Annual Report, and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed with the SEC on August 14, 2024, except as discussed below.
In evaluating our risks, readers also should carefully consider the risk factors discussed in our Annual Report, which could materially affect our business, financial condition, or operating results, in addition to the other information set forth in this report and in our other filings with the SEC.
Risks related to our common stock
We are required to meet the Nasdaq Global Select Market’s continued listing requirements and other Nasdaq rules, or we may risk delisting. Delisting could negatively affect the price of our common stock which, could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.

Our common stock is currently listed on the Nasdaq Global Select Market of The Nasdaq Stock Market, LLC (“Nasdaq”), which has qualitative and quantitative continued listing criteria. However, we cannot assure you that our common stock will continue to be listed on Nasdaq in the future. In order to continue listing our common stock on Nasdaq, we are required to meet the continued listing requirements of Nasdaq and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. If we do not meet these continued listing requirements, our common stock could be delisted.

On November 1, 2024, we received a deficiency letter (the “Deficiency Letter”) from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until April 30, 2025, to regain compliance. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days during such 180-day compliance period. The Deficiency Letter had no immediate effect on the listing or trading of our common stock.

We have not yet regained compliance with the Bid Price Rule. If we do not regain compliance with the Bid Price Rule by April 30, 2025, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split, if necessary. However, if it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our securities. There can be no assurance that we will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Staff would grant our request for continued listing subsequent to any delisting notification.

If Nasdaq delists our common stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices of these securities. In addition, delisting could also result in a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities.

There can be no assurance that our securities, if delisted from Nasdaq in the future, would be listed on a national securities exchange, a national quotation service, the over-the-counter markets or the pink sheets. Delisting from Nasdaq, or even the issuance of a notice of potential delisting, would also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our securities, decrease securities analysts’ coverage of us or diminish investor, supplier and employee confidence, any or all of which could material adversely affect our business and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults on Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, certain of our officers and directors adopted Rule 10b5-1 trading arrangements as follows.

On September 30, 2024, Helen Sabzevari, our Chief Executive Officer and director, Harry Thomasian, our Chief Financial Officer, Donald Lehr, our Chief Legal Officer, Rutul Shah, our Chief Operating Officer, and Phil Tennant, our Chief Commercial Officer, each adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. The trading plans provide for the sale, pursuant to a sell-to-cover instruction, of a number of shares of our common stock necessary to satisfy the executive’s tax withholding requirements upon the vesting of PSUs granted to each executive on August 28, 2024 in the following amounts: (i) Ms. Sabzevari, 1,650,000 PSUs; (ii) Mr. Thomasian, 250,000 PSUs; (iii) Mr. Lehr, 108,000 PSUs; (iv) Mr. Shah, 250,000 PSUs; and (v) Mr. Tennant, 50,000 PSUs.

Under the terms of the PSUs, the PSUs will vest in two equal 50% installments upon the achievement of two specified operational milestones that occur during the period from the grant date to December 31, 2026 (the date of achievement of each milestone, a “Vesting Date”). Under the trading plans, the Company is authorized to direct the sale of shares upon the occurrence of a Vesting Date, and each plan will terminate 45 days after the last Vesting Date, unless terminated earlier in accordance with the terms of the trading plan. The latest possible termination date under the trading plans is February 14, 2027.

Item 6. Exhibits

Exhibit No.	Description

10.1	Form of Performance Stock Unit Agreement under the 2023 Omnibus Incentive Plan.

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

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precigen, Inc.
(Registrant)

Date: November 14, 2024	By:	/s/ HARRY THOMASIAN JR.
Harry Thomasian Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)