Form 10-K
period 2024-12-31
PRECIGEN, INC.
filed 2025-03-19
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   Yes   ☐    No  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes  ☐     No  ☒
As of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates based upon the closing price of such shares on the Nasdaq Global Select Market on such date was approximately $239.8 million.
As of February 15, 2025, 294,042,973 shares of common stock, no par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

________________________
Precigen®, AdenoVerse®, UltraCAR-T®, RheoSwitch®, UltraVector®, RTS®, UltraPorator®, ActoBiotics®, Advancing Medicine With Precision®, RRP Awareness Day ® and RheoSwitch Therapeutic System® are our and/or our affiliates' registered trademarks in the United States and GenVec™, Giving Voice to Inspire Change™, Imwayka™, Inkalvo™, Papzimeos™, Recurrent Respiratory Papillomatosis Awareness Giving Voice to Inspire Change™, RRP Awareness & Design™, RRP Awareness Day Giving Voice to Inspire Change™, and Rygnar™ are our and/or our affiliates' common law trademarks in the United States. This Annual Report on Form 10-K, or Annual Report, and the information incorporated herein by reference contain references to trademarks, service marks, and trade names owned by us or other companies. Solely for convenience, trademarks, service marks, and trade names referred to in this Annual Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use or display of other companies' trade names, service marks, or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

Other trademarks, trade names, and service marks appearing in this Annual Report are the property of their respective owners. Unless the context requires otherwise, references in this Annual Report to "Precigen", "Company","we", "us", and "our" refer to Precigen, Inc.
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
Risks Related to Our Financial Position and Capital Needs
•We will need substantial additional capital in the future in order to fund our business and have identified conditions that raise substantial doubt about our ability to continue as a going concern.
•We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate strategic transactions.
•We have a history of net losses, and we may not achieve or maintain profitability.
•Our strategic prioritization and streamlining of resources undertaken to extend our cash runway and focus more of our capital resources on PRGN-2012 might not achieve our intended outcome. Zopapogene imadenovec is the nonproprietary name for the investigational therapeutic known as PRGN-2012. Zopapogene imadenovec has not been approved by any health authority in any country for any indication.
•We expect our future capital requirements will be substantial and will depend on many factors.
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
Risks Related to Our Business Operations and Strategy
•We may rely on third parties to develop and commercialize some of our product candidates, and we may fail to successfully manage, or disputes may arise from, any such collaborations.
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
Risks Related to Our Common Stock
•We have failed in the past and may fail in the future to meet all applicable continued listing requirements of the Nasdaq Global Select Market, which could result in a delisting of our common stock.
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
•As of February 15, 2025, Randal J. Kirk controlled approximately 40 percent of our common stock and may be able to control or significantly influence shareholder votes and other corporate actions.
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
Our clinical pipeline includes PRGN-2012 and PRGN-2009, which are based on our AdenoVerse immunotherapy platform; and PRGN-3005, PRGN-3006 and PRGN-3007, which are built on our UltraCAR-T platform. We have completed enrollment in the Phase 1b clinical trial of PRGN-3006. As part of the strategic prioritization of our pipeline, we have paused enrollment in the PRGN-3005 and PRGN-3007 clinical trials. In addition, we have completed a Phase 1b/2a study of AG019, which is built on our ActoBiotics platform, which we have completed the shut-down of, as discussed below under our Biopharmaceuticals segment (Precigen ActoBio, Inc.). We have reduced our focus on preclinical programs, while continuing select projects that we believe could provide further near-term validation of our technology platforms.
In August 2024, we announced strategic prioritization of our pipeline to focus on development of our lead program, PRGN-2012. We plan to minimize UltraCAR-T spending and focus on strategic partnerships to further advance UltraCAR-T programs. As part of this restructuring, we have paused enrollment in PRGN-3005 and PRGN-3007 UltraCAR-T clinical trials. In addition, we plan to continue PRGN-2009 Phase 2 clinical trials under a cooperative research and development agreement ("CRADA") with the National Cancer Institute ("NCI") in recurrent/metastatic cervical cancer and in newly diagnosed HPV-associated oropharyngeal cancer. We have reduced our focus on preclinical programs, while continuing select projects that we believe could provide further near-term validation of our technology platforms. We have completed the shutdown of our ActoBio subsidiary operations, including the elimination of all ActoBio personnel. In conjunction with this shutdown, ActoBio's portfolio of intellectual property is available for prospective transactions.
These strategic changes are designed to enable us to focus on the pre-commercialization efforts on PRGN-2012, including supporting regulatory approval, conducting the confirmatory clinical trial, and manufacturing of commercial products. Additionally, we will continue acceleration of commercial readiness efforts for a potential launch. We have completed submission of a Biologics License Application ("BLA") for PRGN-2012 for the treatment of adults with Recurrent Respiratory Papillomatosis ("RRP") and the FDA has granted priority review with a Prescription Drug User Fee Act ("PDUFA") target action date set for August 27, 2025.
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
•Strategically pursuing our preclinical programs. We are strategically focusing on selecting preclinical programs to create long-term value. We exercise discipline in our portfolio management by systematically evaluating data from our preclinical programs in order to make rapid "go" and "no go" decisions. Through this process, we believe we can more effectively allocate resources to programs that we believe show the most promise and advance such programs to clinical trials.
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
We have strategically focused our efforts on developing an innovative pipeline of therapies based on our transformative UltraCAR-T and AdenoVerse immunotherapy therapeutic platforms. A core focus of our research and development programs has been an effort to address the drawbacks associated with conventional cell and gene therapy manufacturing approaches. To this end, we are developing therapeutic candidates that reduce manufacturing risk by eliminating the need for centralized cell therapy manufacturing and have invested in internal manufacturing capabilities to de-risk our clinical and, in certain cases, commercial production.
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

We believe that the development of innovative biological products requires a deep understanding of the complexity of cellular processes and the construction of improved gene programs developed in conditions reflective of the natural environment. We accomplish the design of optimized gene programs for our therapeutic approaches via our UltraVector platform that incorporates advanced DNA construction technologies and computational models to design and assemble genetic components into complex gene expression programs. UltraVector-enabled matrices facilitate rapid identification of components that yield desired gene expression. Our library of characterized genetic components and associated functional characterization data enables construction of gene programs for optimized expression of multiple effector genes. Expression of our membrane-bound interleukin-15, or mbIL15, gene improves functional characteristics of certain immune cells, including T-cells, by enhancing their potential for expansion and persistence.
We deliver gene programs via viral, non-viral, and microbe-based approaches, including Sleeping Beauty, AttSite recombinases, and gorilla adenoviral vectors, from our AdenoVerse library. Sleeping Beauty is a non-viral transposon/transposase system licensed from the University of Texas MD Anderson Cancer Center that stably reprograms immune cells by inserting specific DNA sequences into their genome. The Sleeping Beauty system has been shown to promote random integration in the genome without insertion bias, which contrasts with the predilection of other viral and non-viral methods such as lentiviral vectors and the PiggyBac transposon system for integration at transcriptionally active sites. We believe that our non-viral system may confer benefits including a reduction of the risk of genotoxicity. Precigen has made significant improvements to the Sleeping Beauty system by optimizing gene elements, genetic payload capacity, and efficiency of delivery, which provides a system tailored to our multigenic UltraCAR-T platform. Our AttSite recombinases, which break and rejoin DNA at specific sequences in unidirectional, irreversible fashion to direct integration of a transgene into the host cell genome, allow for stable, site-specific gene integration. The UltraPorator system includes proprietary hardware and software solutions and potentially represents major advancements over current electroporation devices by significantly reducing the processing time and contamination risk. UltraPorator is designed for rapid and cost-effective manufacturing of UltraCAR-T therapies and has the potential to enable rapid manufacturing of a range of gene and cell therapies beyond UltraCAR-T.
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

Precigen's Therapeutic Platforms
AdenoVerse
Our AdenoVerse platform utilizes a library of proprietary adenovectors for the efficient gene delivery of therapeutic effectors, immunomodulators, and vaccine antigens. We have established proprietary manufacturing cell lines and production methodologies from our AdenoVerse platform, which we believe are scalable for commercial supply. We believe that our proprietary gorilla adenovectors, part of the AdenoVerse technology, have superior performance characteristics as compared to current competition, including standard human adenovirus serotype 5, or Ad5, rare human adenovirus types and other non-human primate adenovirus types.
The key advantages of AdenoVerse platform include:
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

cGMP Manufacturing Facility
We have built internal cGMP manufacturing capabilities for our Adenoverse-based therapeutics in Germantown, Maryland, with the aim to reduce the risks associated with technology transfer and timing when outsourcing to contract manufacturing organizations. We are able to execute drug substance manufacturing at this facility in an expedited manner at reduced cost compared to contract manufacturing organizations. We have expanded our drug substance cGMP manufacturing capabilities at this facility with an aim to support the possible commercial launch of our PRGN-2012 asset. We will continue to evaluate internal and external strategies to support cGMP manufacturing needs of our AdenoVerse-based therapeutics.
Precigen's most advanced programs based on the AdenoVerse immunotherapy platform include: (i) PRGN-2012, a first-in-class, investigational "off-the-shelf" AdenoVerse gene therapy designed to elicit immune responses directed against cells infected with HPV type 6, or HPV6, or HPV type 11, or HPV11, for which BLA is submitted to the FDA for adults with recurrent respiratory papillomatosis, or RRP; and (ii) PRGN-2009, a first-in-class, investigational "off-the-shelf" treatment utilizing the AdenoVerse platform, is designed to activate the immune system to recognize and target human papillomavirus-positive, or HPV+, solid tumors, which is in two Phase 2 clinical trials for patients with HPV-associated cancers.
PRGN-2012
PRGN-2012 is an investigational "off-the-shelf" AdenoVerse gene therapy for the treatment of RRP. PRGN-2012 is engineered with an optimized antigen design and uses our gorilla adenovector technology, part of our proprietary AdenoVerse platform, to elicit immune responses directed against cells infected with HPV6 and HPV11. Gorilla adenovectors have numerous advantages, including the ability for repeat administration, the inability to replicate in vivo, which may improve safety, and the ability to deliver large payload capacity.
RRP is a rare, difficult-to-treat and sometimes fatal neoplastic disease of the upper and lower respiratory tracts that is caused by infection with HPV6 or HPV11. RRP is classified based on age of onset as juvenile or adult. RRP prevalence is estimated to be approximately 27,000 adult patients in the U.S and more than 125,000 patients outside the U.S., based on our commissioned research. There is no approved therapeutic treatment for RRP and the current standard-of-care is repeated endoscopic debulking with ablation or excision of papillomatous lesions. Surgeries are not curative and recurrence of papilloma after surgical removal is very common and repeated procedures are required to debulk and monitor the disease, which exposes patients to anesthetic and surgical risks, and emotional distress. Patients with aggressive RRP can undergo hundreds of lifetime surgeries to control their disease. RRP morbidity and mortality results from the effects of papilloma mass on the vocal cords, trachea, and lungs, which may cause voice changes, stridor, airway occlusion, loss of lung volume, and/or post-obstructive pneumonia. Although rare, RRP has the potential for malignant transformation in three to seven percent of adult patients. In addition, more than 90 percent of genital warts are related to HPV6 and HPV11 infection.
In preclinical models, PRGN-2012 has demonstrated strong HPV6 and HPV11-specific T-cell response in RRP patient samples in vitro.

We have completed Phase 1/2 pivotal clinical trial of PRGN-2012 in adults with RRP. Phase 1/2 pivotal study met the primary safety and efficacy endpoints.

The Phase 1/2 clinical trial (clinical trial identifier: NCT04724980) evaluated safety and efficacy of PRGN-2012. The study design included an initial 3+3 dose escalation cohort to identify the recommended Phase 2 dose (RP2D). Adult RRP patients who had three or more surgeries in the prior 12 months were eligible for the study. The Phase 1/2 study enrolled a total of 38 patients. Of these, 3 patients received four administrations of PRGN-2012 at 1x 1011 particle units (PU)/dose and 35 patients received four administrations of PRGN-2012 at RP2D (5 x 1011 PU/dose) over a 12-week treatment period via subcutaneous injection.

Primary endpoints included safety and Complete Response rate defined as the percentage of patients who require no RRP surgeries in the 12-month period after PRGN-2012 treatment completion. Key secondary endpoints included HPV-specific immune responses, extent of papilloma growth as measured by Derkay scoring, and quality of life measurement as measured by Vocal Handicap Index-10 (VHI-10).

Baseline patient characteristics of the 35 adult patients included a median age of 49 years (range: 20-88); 20 of the patients were male and 15 were female. Patients had a median of 4 surgeries (range: 3-10) in the 12 months before PRGN-2012 treatment initiation. Average years since RRP diagnosis was 20 (range: 1-65) with 12 and 23 patients with juvenile and adult onset RRP, respectively.

PRGN-2012 treatment was well-tolerated with no dose-limiting toxicities and no treatment-related adverse events, or TRAEs, greater than Grade 2. All patients received four administrations of PRGN-2012 at the intended dose levels. TRAEs were mostly mild with no treatment-related serious adverse events reported. The most common TRAE was injection site reaction. Other common TRAEs occurring in more than one subject were fatigue, chills, and fever. There was no meaningful anti-drug antibody response with repeat administrations of PRGN-2012.
Primary efficacy endpoint analysis demonstrated that 51% (18 out of 35) (95% CI: 34-69) patients treated at RP2D achieved Complete Response. The Complete Response rate was 50% (6 out of 12) and 52% (12 out of 23) in the Phase 1 and Phase 2 portions of the study, respectively. Complete Responses were durable with median durability of response yet to be reached. PRGN-2012 treatment significantly (p < 0.0001) reduced the need for surgeries in RRP patients compared to pre-treatment history. PRGN-2012 treatment reduced the need for RRP surgeries in 86% (30 out of 35) of patients compared to their pre-treatment history. RRP surgeries were reduced from a median of 4 (range: 3-10) in the 12 months pre-treatment to 0 (range: 0-7) in the 12 months post PRGN-2012 treatment completion.

PRGN-2012 treatment showed a significant (p < 0.0001) improvement in anatomical Derkay scores, a tool used for research purposes to quantify RRP severity based on involvement of laryngeal structures, with mean Derkay scores reducing from 9 (range: 5-19) at baseline to 1 (range: 0-5) at 24 weeks post-treatment in patients with Complete Response. Quality of life, as evaluated using the validated VHI-10, significantly (p < 0.0001) improved from a mean of 25 (range: 12-38) at baseline to 7 (range: 0-30) at 24 weeks post PRGN-2012 treatment in patients with Complete Response. PRGN-2012 treatment induced HPV 6/11-specific T cell responses in RRP patients with a significantly greater expansion of peripheral HPV-specific T cells observed in responders compared with non-responders.
PRGN-2012 has been granted Breakthrough Therapy Designation and Orphan Drug designation for the treatment of RRP by the FDA. PRGN-2012 has received Orphan Drug Designation for the Treatment of RRP from the European Commission as well. We have completed the submission of, and received priority review for Precigen's BLA for PRGN-2012, which is intended for treating adults with RRP. The PDUFA target action date is set for August 27, 2025.
PRGN-2009
PRGN-2009, an "off-the-shelf" investigational AdenoVerse gene therapy, is designed to activate the immune system to recognize and target HPV+ solid tumors. PRGN-2009 leverages our UltraVector and AdenoVerse platforms to optimize HPV type 16, or HPV16, and HPV type 18, or HPV18, antigen design for delivery via a proprietary gorilla adenovector with a large genetic payload capacity and the ability for repeat administrations. Guided by our bioinformatics analysis and in silico protein engineering, PRGN-2009 encodes for a novel, multi-epitope antigen design to target HPV16 and HPV18 infected cells and potentially differentiates from the competition. PRGN-2009 has been engineered using our AdenoVerse platform to be replication deficient in vivo.
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
PRGN-2009 is being evaluated in two Phase 2 clinical trials in combination with anti-PD1 monoclonal antibody, pembrolizumab, for patients with HPV-associated cancers in collaboration with NCI pursuant to a CRADA.

The first Phase 2 clinical trial is designed to evaluate PRGN-2009 in combination with anti-PD1 antibody, pembrolizumab, in adult patients with newly-diagnosed HPV-associated oropharyngeal cancer is ongoing in collaboration with NCI pursuant to a CRADA. The primary objective of the study is to determine if there is an increase in CD3+ tumor infiltrating T cells post treatment compared with pre-treatment. Secondary objectives include safety and overall survival (OS).
The second Phase 2 clinical trial is randomized, open-label clinical trial of PRGN-2009 in combination with pembrolizumab to treat patients with recurrent or metastatic, or R/M, cervical cancer. Patients in the Phase 2 trial will be randomized 1:1 to the combination of PRGN-2009 and pembrolizumab (cohort 1) or pembrolizumab monotherapy (cohort 2). Patients randomized to the PRGN-2009 plus pembrolizumab cohort will receive PRGN-2009 via subcutaneous (SC) injection (5 x 1011 PU every 3 weeks for three administrations followed by administration each 6 weeks thereafter). Patients in the PRGN-2009 plus pembrolizumab cohort and pembrolizumab monotherapy cohort will receive pembrolizumab via intravenous (IV) infusion (400 mg every 6 weeks). Patients randomized to the pembrolizumab monotherapy cohort will be offered the option to crossover to the PRGN-2009 plus pembrolizumab cohort if certain conditions are met.
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
UltraCAR-T
Recent technological advances have revolutionized the field of immunotherapy for the treatment of cancer. Of the many immunotherapy approaches, chimeric antigen receptor T, or CAR-T, cell therapies in particular have shown remarkable responses in cancer patients with hematological malignancies. These therapies rely on the genetic modification of T-cells to express chimeric antigen receptors and enable these modified T-cells to bind to specific antigens on the patient's tumor cells and kill the tumor cells. Concerns remain, however, regarding complex and lengthy manufacturing processes and the safety profile of CAR-T cell therapies. Furthermore, current autologous and allogeneic CAR-T cell therapies face challenges in the treatment of solid tumors due to rapid exhaustion and limited in vivo persistence of CAR-T cells. Current approaches to CAR-T manufacturing require extensive ex vivo expansion following viral vector transduction to achieve clinically relevant cell numbers. We believe such an ex vivo expansion process can result in the exhaustion of CAR-T cells prior to their administration, limiting their potential for persistence in patients after administration. Furthermore, the lengthy and complex manufacturing of current CAR-T approaches results in high manufacturing costs and long delays in providing the CAR-T treatment to cancer patients. Time is of the essence for advanced cancer patients and even modest delays in treatment can adversely affect outcomes.
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

The key advantages of UltraCAR-T versus the traditional CAR-T approaches include:
Advanced non-viral multigenic delivery system
We have optimized and advanced the Sleeping Beauty system using our UltraVector DNA construction platform to produce multigenic UltraCAR-T cells. As a result of this optimization, our UltraCAR-T cells are precision-engineered to produce a homogeneous cell product that simultaneously co-expresses antigen-specific CAR, kill switch, and mbIL15 genes in any genetically modified UltraCAR-T cell. We recently introduced the next generation UltraCAR-T platform that addresses the inhibitory tumor microenvironment by incorporating a novel mechanism for intrinsic downregulation of one or more checkpoint inhibitor, or CPI, genes. This design achieves intrinsic CPI blockade without gene editing and is aimed at avoiding systemic toxicity and the high cost of combining CPI antibodies. The next generation UltraCAR-T cells simultaneously express CAR, mbIL15, and a kill switch, and incorporate intrinsic CPI blockade using a single multicistronic non-viral transposon. This design differentiates our UltraCAR-T platform from the approaches used by our competitors and, we believe, reduces the developmental risk as compared to those approaches because product homogeneity is a critical consideration for later stages of clinical development and subsequent commercialization. We utilize our protein engineering and immunology expertise to optimize antigen binding, hinge, and signaling domains of each CAR based on the target antigen expression profile and cancer indication. We have also included our proprietary kill switch technology in our UltraCAR-T cells to improve the safety profile.
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
We have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies. The UltraPorator system, intended to be a viable scale-up and commercialization solution for decentralized UltraCAR-T manufacturing, includes proprietary hardware and software solutions and potentially represents major advancements over current electroporation devices by significantly reducing processing time and contamination risk. The FDA has cleared UltraPorator as a manufacturing device for clinical trials of our UltraCAR-T investigational therapies.
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
Precigen's most advanced programs based on the UltraCAR-T platform include PRGN-3006, which has completed enrollment in a Phase 1b clinical trial for patients with relapsed or refractory acute myeloid leukemia, or AML, and high-risk myelodysplastic syndromes, or MDS; PRGN-3005, which is in a Phase 1b clinical trial for patients with advanced ovarian, fallopian tube, or primary peritoneal cancer; and PRGN-3007, based on the next generation UltraCAR-T, which is in a Phase 1/1b clinical trial for patients with advanced receptor tyrosine kinase-like orphan receptor 1-positive, or ROR1+, hematological and solid tumors.

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
UltraCAR-T cells expand in the patient

PRGN-3005
PRGN-3005 is an investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to simultaneously express a CAR targeting the unshed portion of the Mucin 16 antigen, or MUC16, mbIL15, and kill switch genes.
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
In preclinical in vitro studies, PRGN-3005 UltraCAR-T has shown robust MUC16-specific cytotoxicity of ovarian cancer cell lines, a stem-cell like memory phenotype and significant improvement in their longevity even in the absence of exogenous cytokines as compared to conventional CAR-T cells. PRGN-3005 UltraCAR-T cells have shown significantly superior anti-tumor response in mouse models of ovarian cancer compared to mice treated with a saline solution or conventional MUC16 CAR-T cells lacking mbIL15 expression. These data demonstrated the potential of UltraCAR-T cells to persist long-term in vivo, prevent CAR-T cell exhaustion, and mount a durable anti-tumor response with the ability to continue to respond upon tumor rechallenge.
PRGN-3005 is in a 1/1b clinical trial designed to enroll in two phases, an initial dose escalation phase (Phase 1) followed by a dose expansion phase (Phase 1b). We have completed the Phase 1 dose escalation portion of the PRGN-3005 Phase 1/1b study. The Phase 1 portion of the study is a dual-arm, non-randomized, open-label clinical trial in patients with advanced, recurrent platinum-resistant ovarian, fallopian tube or primary peritoneal cancer. Patients in the Phase 1 dose escalation trial received either intraperitoneal, or IP (Arm 1), or intravenous, or IV (Arm 2), administration of PRGN-3005 without prior lymphodepletion. After receiving FDA clearance, we also incorporated a cohort with lymphodepletion at Dose Level 3 of the IV arm in the Phase 1 study. The primary objectives of the Phase 1 trial included assessment of safety and maximum tolerated dose, or MTD, of PRGN-3005.

The Phase 1 study enrolled a total of 27 patients (N=12 IP; N=6 IV; and N=9 IV with lymphodepletion). Patients were heavily pretreated with a median of greater than or equal to 8 prior lines of therapy across all arms. Patients had significantly advanced stage disease with a high baseline tumor burden with most patients having distant metastases, including liver, spleen, bladder and lung.
PRGN-3005 treatment was well-tolerated with low incidence of treatment related adverse events (TRAEs), no dose limiting toxicities (DLTs), and no neurotoxicity. The most common side effects for the IV and IP arms without lymphodepletion were abdominal pain, fever and decreased absolute lymphocyte count (ALC). Serious Adverse Events included five incidences of Cytokine Release Syndrome (CRS), with no incidence of CRS greater than Grade 2. One patient with CRS required specific intervention which was resolved following standard CRS management after 24 hours. There was no use of tocilizumab or dexamethasone or kill switch.
PRGN-3005 administered via either IP or IV infusion resulted in a dose-dependent expansion and encouraging persistence in peripheral blood. Best responses in patients treated without lymphodepletion were stable disease with complete responses observed in certain individual target lesions. Incorporating lymphodepletion prior to IV infusion led to an encouraging anti-tumor activity with a decrease in tumor burden in 67% (6/9) of patients and stable or partial response in 90% of the individual target lesions in these patients.
Subsequently, we initiated the Phase 1b dose expansion study of PRGN-3005 UltraCAR-T at Dose Level 3 with lymphodepletion prior to IV infusion. As part of the strategic prioritization of our pipeline announced in August 2024, we have paused enrollment in the Phase 1b clinical trial of PRGN-3005.
PRGN-3006
PRGN-3006 is an investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to express a CAR to target CD33, mbIL15 and a kill switch for better precision and control.

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
PRGN-3006 is in a Phase 1/1b clinical trial designed to enroll in two phases, an initial dose escalation phase (Phase 1) followed by a dose expansion phase (Phase 1b). We have completed Phase 1 dose escalation portion and completed enrollment in Phase

1b portion of the trial. The Phase 1 portion of this study is a dual-arm, non-randomized, dose-escalation clinical trial where PRGN-3006 is delivered via intravenous infusion. The patient population included patients with relapsed or refractory AML, or r/r AML, higher-risk MDS, and CMML. In the Phase 1 3+3 dose escalation portion, patients are treated in one of the two arms: patients in Cohort 1, or No Lymphodepletion arm, receive UltraCAR-T cell infusion without prior lymphodepletion, and patients in Cohort 2, or Lymphodepletion arm, receive lymphodepleting chemotherapy prior to UltraCAR-T infusion. The primary objective included assessment of safety of PRGN-3006 and determination of the MTD.
The Phase 1 study enrolled a total of 26 patients (N=10 non-lymphodepletion; N=16 with lymphodepletion) and included 21 patients with r/r AML, 2 patients with chronic myelomonocytic leukemia (CMML), and 3 patients with MDS. The median age was 60.5 years (range: 32-77). Patients were heavily pre-treated with a median of 3.5 prior regimens (range: 1-9) and 58% of patients (N=15) had prior allogeneic hematopoietic stem cell transplantation (allo-HSCT). Patients treated in the non-lymphodepletion cohort and lymphodepletion cohort received a single administration of 1.8 to 50 x 106 and 4.4 to 83 x 106 UltraCAR-T cells via IV infusion, respectively.
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
In the lymphodepletion cohort (Cohort 2), an objective response rate (ORR) of 27% (3 out of 11) was reported for heavily pre-treated r/r AML patients with poor prognosis (median prior treatments: 4; range: 1-9). A disease control rate (DCR) of 45% (5 out of 11) was reported at day 28 for r/r AML patients and 100% of MDS patients, respectively. Additionally, of the 15 evaluable patients in the lymphodepletion cohort (Cohort 2), 60% (9 out of 15) heavily pre-treated patients had a reduction in bone marrow blasts following a single PRGN-3006 infusion, with 4 patients experiencing a substantial decrease to ≤5%.
Analysis of peripheral blood samples post PRGN-3006 infusion showed gene expression changes consistent with improvement in the immune compartment function for anti-tumor effect in responders. There was an increase in cytotoxicity, costimulatory signaling, and lymphoid compartment and decreased apoptosis pathway scores in the lymphodepletion cohort on Days 14 and 28 post PRGN-3006 treatment compared to baseline. Based on the results of correlative studies of the patient samples from the Phase 1/1b study, we have identified clinical biomarkers that correlate to objective responses after PRGN-3006 treatment in r/r AML patients. This advancement may further enable patient stratification and positively impact efficacy.

We have completed enrollment in the Phase 1b dose expansion study. We are preparing for an end of Phase 1b meeting with the FDA to discuss the results and next steps. We plan to focus on strategic partnership opportunities to advance PRGN-3006 UltraCAR-T program in AML. PRGN-3006 has been granted Orphan Drug designation in patients with AML and Fast Track Designation in patients with r/r AML by the FDA.
PRGN-3007
PRGN-3007 is an investigational autologous CAR-T therapy that utilizes the next generation UltraCAR-T platform to express a CAR to target ROR1, mbIL15, kill switch, and a novel mechanism for the intrinsic blockade of the programmed death 1, or PD-1, gene expression.

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
In preclinical in vitro studies, PRGN-3007 showed significant reduction in PD-1 expression on UltraCAR-T cells compared to control ROR1 CAR-T cells lacking PD-1 blockade. The downregulation of PD-1 expression on PRGN-3007 resulted in enhanced ROR1-specific cytotoxicity and release of inflammatory cytokines upon co-culture with various ROR1-positive, or ROR1+, PD-L1+ hematological and solid tumor cells compared to Control ROR1 CAR-T, especially at low effector to target cell ratios. Single-cell cytokine proteomics showed that the downregulation of PD-1 expression on PRGN-3007 resulted in a significantly higher number of polyfunctional CAR-T cells compared to Control ROR1 CAR-T. PRGN-3007 showed robust expansion in presence of ROR1 antigen, lack of autonomous expansion in absence of ROR1, and durable persistence even in absence of exogenous cytokines in vitro. PRGN-3007 was selectively and effectively eliminated by the kill switch activator treatment demonstrating functionality of the kill switch, which is intended to improve the safety profile of PRGN-3007. In preclinical in vivo testing, a single administration of PRGN-3007, only one day after gene transfer, effectively reduced tumor burden and significantly improved overall survival of tumor bearing mice compared to Control ROR1 CAR-T in an aggressive xenograft model of mantle cell lymphoma. Blood analyses demonstrated sustained downregulation of PD-1 expression, rapid expansion, long-term persistence, and a predominant central memory phenotype of PRGN-3007 in tumor bearing mice.
The Phase 1/1b clinical trial is designed as an open-label study designed to evaluate the safety and efficacy of PRGN-3007 in patients with advanced ROR1+ hematological (Arm 1) and solid (Arm 2) tumors. The target patient population for Arm 1 includes relapsed or refractory CLL, relapsed or refractory MCL, relapsed or refractory B-ALL, and relapsed or refractory DLBCL. The target patient population for Arm 2 includes locally advanced unresectable or metastatic histologically confirmed TNBC. The study will enroll in two parts: an initial 3+3 dose escalation in each arm followed by a dose expansion at the maximum tolerated dose. As part of the strategic prioritization of our pipeline announced in August 2024, we have paused enrollment in the Phase 1 clinical trial of PRGN-3007.

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

Precigen ActoBio (ActoBio)
ActoBio has developed a proprietary class of microbe-based biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics. We refer to these microbe-based biopharmaceuticals as ActoBiotics.ActoBio’s lead asset is AG019, a disease modifying antigen-specific, investigational immunotherapy for the prevention, delay, or reversal of type 1 diabetes mellitus, or T1D. We have completed a Phase 1b/2a clinical trial of AG019 for the treatment of early-onset T1D. As part of our strategic prioritization, we have completed the shutdown of our ActoBio subsidiary operations, including the elimination of all ActoBio personnel. In conjunction with this shutdown, ActoBio's portfolio of intellectual property is available for prospective transactions.
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

As of December 31, 2024, Exemplar had 25 employees. Exemplar's primary domestic production facilities are located in Sioux County and Johnson County, Iowa, and include approximately 57,960 square feet of production, lab, and office facilities.
Competition: Healthcare Business
While we believe that our novel approach to developing the next generation of gene and cell therapies utilizing our AdenoVerse and UltraCAR-T platforms to target the most urgent and intractable challenges in immuno-oncology, autoimmune disorders, and infectious diseases provides us with competitive advantages, our industry is highly competitive and subject to rapid and significant technological change. Many of our competitors have significantly greater financial, technical, and human resource capabilities than we do, and certain of our competitors may also benefit from local government subsidies and other incentives that are not available to us. In addition, mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. As a result of the resources available to our competitors, our competitors may be able to develop competing and/or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we can.
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
For our PRGN-2009 candidate in HPV-associated cancers, we believe that INOVIO Pharmaceuticals, BioNTech SE, PDS Biotechnology, Hookipa Pharma, Transgene S.A. and Nykode Therapeutics are developing immunotherapies that are in clinical testing. TG4001 is an investigational therapeutic cancer vaccine candidate using an attenuated and modified poxvirus, or MVA, as a vector expressing the HPV16 E6 and E7 proteins and interleukin-2. We believe TG4001 is in a clinical trial in combination with anti-PD-L1 antibody avelumab for anogenital HPV+ cancers. INOVIO's lead investigational candidate VGX-3100 is a plasmid DNA based vaccine designed to increase T cell immune responses against the E6 and E7 antigens of HPV16 and HPV18. VGX-3100 is in clinical trials for precancerous cervical dysplasia, vulvar dysplasia, and anal dysplasia. INOVIO is also developing INO-3112, a DNA medicine candidate targeting HPV 16/18, combined with a DNA plasmid for IL-12 in combination with an anti-PD1 monoclonal antibody for locoregionally advanced, high-risk, HPV16/18 positive oropharyngeal squamous cell carcinoma. We believe BioNTech is developing BNT113, an investigational HPV16 E6/7 mRNA vaccine. We believe BNT113 in combination with an anti-PD1 monoclonal antibody is in a clinical trial for HPV16+PD1+ Head and Neck squamous cell carcinoma. We believe PDS Biotechnology is developing Versamune® HPV (previously PDS0101), an investigational HPV16 peptide vaccine for various HPV-associated cancers. We believe Versamune HPV is in clinical trials as monotherapy and combination therapy for recurrent/metastatic HPV16+ head and neck cancer, pre-metastatic HPV-associated oropharyngeal cancer, and HPV+ anal, cervical, head and neck, penile, vaginal, vulvar cancers. We believe Hookipa is developing Eseba-vec (HB-200), based on two single-vector compounds with arenaviral backbones based on lymphocytic choriomeningitis virus and pichinde virus expressing the same transgene encoding an HPV16 E7E6 fusion protein, which is in a clinical trial for HPV16+ head and neck cancers. Cellid is developing BVAC-C, which is based on CeliVax technology that uses patient-derived B cells and monocytes transfected with E6/E7 recombination gene of HPV16 and HPV18 and loaded with an adjuvant for HPV-associated cancers. Nykode Therapeutics is developing VB10.16, a DNA-based therapeutic vaccine targeting malignancies caused by HPV16, which is being evaluated in multiple clinical trials.
In addition to our direct competitors developing vaccines for treatment of HPV-associated cancers, various development-stage companies are involved in different vaccine and immunotherapy technologies, including Bavarian Nordic. We also face competition from non-vaccine based approaches being developed by companies such as Kite, Iovance, Bristol-Myers Squibb, and Merck.
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
For the treatment of AML using cell therapies, we believe that Kite, 2seventy bio and Nkarta have product candidates in the most advanced clinical trials. Nkarta is developing NKX101, an investigational allogeneic NK cell therapy expressing a CAR target NKG2D ligands and mbIL-15. We believe NKX101 is in a clinical trial for AML and MDS. Vor Biopharma is developing Trem-cel (VOR33), an investigational hematopoietic stem cell (HSC) therapy with elimination of CD33 expression via gene-editing, in combination with MylotargTM, an anti-CD33 antibody drug conjugate (ADC). Vor Biopharma is also developing VCAR33, an autologous anti-CD33 CAR-T as a monotherapy and in combination with Trem-cel. We believe Autolus is developing AUTO09, an autologous CAR-T targeting CD33, CD123 and CLL-1, is in preclinical development. We believe Arcellx is developing ACLX-002, CAR-T targeting CD123 based on ARC-SparX platform. We believe Allogene Therapeutics' allogeneic CAR-T therapy ALLO, targeting CD70 is manufactured using healthy donor T-cells that are engineered using lentiviral transduction to express CAR followed by gene editing to eliminate expression of TCR to reduce the potential of rejection of therapy by a patient's immune system.
Oncternal Therapeutics is developing ONCT-808, a ROR1 targeted autologous CAR-T cell therapy, which we believe is in a clinical trial in patients with relapsed/refractory aggressive B cell malignancies.
In addition to our direct competitors that are using CAR-T therapies specifically for the treatment of ovarian cancer and AML, the CAR-T technology space has significant other competition including from multiple companies and their collaborators, such as Novartis and University of Pennsylvania, Kite and Gilead, Bristol-Myers Squibb, Janssen and Legend Biotech, Adaptimmune, Autolus Therapeutics, Roche and Poseida Therapeutics, and Gracell and AstraZeneca. We also face competition from non-cell based cancer treatments offered by other companies such as Amgen, AstraZeneca, Incyte, Merck, Abbvie, and Roche.
See "Precigen's Therapeutic Platforms" for a discussion of the features that we believe differentiate our UltraCAR-T treatments from our competitors.
Exemplar
Precigen Exemplar provides porcine research models and services that aid scientists in the understanding of human disease mechanisms and development of new therapeutics. We use precise genome modification to recapitulate numerous human diseases in our Yucatan MiniSwine platform, which are utilized by our industry and academic clientele for the development of new small molecules, gene, and cell therapies. We believe that the primary competitors of Exemplar are smaller privately owned entities.
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
As of December 31, 2024, we owned or in-licensed patents in the United States and have pending United States patent applications relating to various aspects of our platforms and technologies, and we have pursued counterpart patents and patent applications in other jurisdictions around the world, as we have deemed appropriate. We continue to actively develop our portfolio through the filing of new patent applications, provisional and continuations or divisionals relating to our advancing technologies, methods and products as we and our collaborators deem appropriate.
We work to maintain protection for our key technologies including: our various switch technologies, with a last to expire patent currently in 2039; our portfolio around various gene delivery technologies and their use, with a last to expire patent in 2046; and our portfolio around various genetic componentry such as specialized vectors containing these genetic componentry and their use, with a last to expire patent in 2044. Although we have no certainty that these patents will not be subject to challenge in the future, as of this filing, there are currently no material contested proceedings and/or third-party claims with respect to any of these patent portfolios.
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
In addition, the CCPA establishes certain requirements for data use and sharing transparency, and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. The CCPA and its implementing regulations have already been amended multiple times since their enactment. Similarly, numerous other states have enacted, or are considering enacting, comprehensive data privacy laws that share similarities with the CCPA, and there are a number of legislative proposals in the United States at the federal level, in each case which could impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. The CCPA and evolving legislation may require us, among other things, to update our notices and develop new processes internally and with our partners.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, has substantially changed the way healthcare is financed by both governmental and commercial payers and significantly impacts the pharmaceutical industry. Certain provisions of the Affordable Care Act have been subject to judicial challenges, as well as efforts to repeal, replace, or otherwise modify them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act, or Tax Act, enacted in December 2017 eliminated the tax-based payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of

1986, as amended, commonly referred to as the "individual mandate," effective January 1, 2019. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. It is unclear how the Affordable Care Act and its implementation, as well as efforts to repeal, replace, or otherwise modify, or invalidate, the Affordable Care Act, or portions thereof, will affect our business.
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
Reportable Segments
As of December 31, 2024, our reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the year ended December 31, 2024. See "Notes to the Consolidated Financial Statements - Note 16" appearing elsewhere in this Annual Report for a discussion of our reportable segments and Segment Adjusted EBITDA.
Research and Development
As of December 31, 2024, we had 99 employees supporting our research and development functions of our healthcare operations, including operational and facility activities. We incurred expenses of $53.1 million, $48.6 million and $47.2 million in 2024, 2023, and 2022, respectively, on research and development activities for continuing operations. We anticipate that our research and development expenditures could increase as we advance our healthcare programs and platforms. As of December 31, 2024, our primary domestic research and development operations were located in laboratory facilities in Germantown, Maryland, and our primary international research and development operations were located in a laboratory facility in Ghent, Belgium.
Financial Information
Collaboration revenues, product revenues, service revenues and other revenues and operating loss for each of the last three fiscal years, along with assets as of December 31, 2024, and 2023, are set forth in the consolidated financial statements, which are included in Item 8 of this Annual Report. Financial information about geographic areas is set forth in "Notes to the Consolidated Financial Statements - Note 16" appearing elsewhere in this Annual Report.
Human Capital Management
As of December 31, 2024, out of 143 employees, 123 support our healthcare operations, of which 99 support our research and development functions including operational and facility activities. Of these research and development employees, 40 have advanced degrees, of which 24 are PhDs. Our corporate employees provide support to all of our operating subsidiaries and are responsible for the execution of all corporate functions, including executive, operational, finance, human resources, information technology, legal, and corporate communications. None of our employees are represented by a collective bargaining agreement.
We structure our compensation packages to compete for the best talent. Our compensation packages include a competitive base salary and bonus, the issuance of equity incentives, a 401(k) plan, and health and wellness benefits, including a health insurance plan with a Platinum actuarial value.
Our 2024 employee development initiatives included employee training targeting specific areas of interest, executive and manager coaching, and performance management, which encompass performance goals and competency evaluations.

Additional Information
Our website is www.precigen.com. The information on, or that can be accessed through, our website does not constitute part of and is not deemed to be incorporated by reference into, this Annual Report. We post regulatory filings on this website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These filings include annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Section 16 reports on Forms 3, 4, and 5; and any amendments to those reports filed with or furnished to the SEC. We also post our press releases on our website. Access to these filings or any of our press releases on our website is available free of charge. Copies are also available, without charge, from Precigen Investor Relations, 20374 Seneca Meadows Parkway, Germantown, Maryland 20876. Reports filed with the SEC may be viewed at www.sec.gov.
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
Risks Related to Our Financial Position and Capital Needs
We have identified conditions that raise substantial doubt about our ability to continue as a going concern and we may need substantial additional capital in the future in order to fund our business.

Our consolidated financial statements as of and for the year ended December 31, 2024 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and we expect that we will continue to incur losses in the near term as we aim to successfully execute our business plan, which includes the commercialization of PRGN-2012. Based on our balance of cash, cash equivalents and short-term investments of $97.9 million at December 31, 2024 and forecasted negative cash flows from operating activities and purchases of property, plant and equipment, there is substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued. The forecasted negative cash flows used in our going concern analysis do not include the potential revenue from PRGN-2012 for the treatment of adults with RRP, which is considered outside of our direct control, as the BLA (which was accepted by the FDA in February 2025 under a priority review with a PDUFA target action date set for August 27, 2025) has not yet been approved.
Our ability to fund our operations is dependent upon the FDA's approval of our BLA and the successful commercialization of PRGN-2012 with revenues sufficient to support our cost structure. In addition, we may decide, or be required to raise additional capital. This additional capital could be raised through a combination of non-dilutive financings (including debt financings, collaborations, strategic alliances, monetization of assets, marketing, distribution or licensing arrangements), and/or dilutive financings (including equity and/or debt financings with an equity component). There can be no assurance that new financings or other transactions will be available to us on commercially acceptable terms, or at all, and such financings may adversely affect the holdings or rights of our stockholders and may cause significant dilution to existing stockholders.
Further, the doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Also, any collaborations, strategic alliances, monetization of non-core assets or marketing, distribution or licensing arrangement may require us to give up some or all of our rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If we are unable to successfully commercialize

PRGN-2012 or obtain additional capital, we will assess our capital resources and may be required to delay, reduce the scope of, or eliminate some or all of our operations, which may include research and development, clinical trials and preparing for commercial readiness, or seeking bankruptcy protection. This may have a material adverse effect on our business, financial condition, results of operations and ability to operate as a going concern. The accompanying audited financial statements do not include any adjustments that might be necessary if we are not able to continue as a going concern. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in us. See also “Notes to Condensed Consolidated Financial Statements - Note 1 appearing elsewhere in this Annual Report for additional discussion of our liquidity and ability to continue as a going concern.
We have a limited number of shares of common stock available for future issuance which could adversely affect our ability to raise capital or consummate strategic transactions.
We are currently authorized to issue 400,000,000 shares of common stock under our amended and restated certificate of incorporation. As of February 15, 2025, we have issued 294,042,973 shares of common stock, approximately 28,463,388 shares of common stock were committed for issuance giving effect to the assumed exercise of all outstanding options and vesting of restricted stock units and performance stock units and approximately 70,222,215 shares of common stock initially underlying the Series A Preferred Stock and 52,666,669 shares of common stock initially underlying the Warrants. The exercisability of the Series A Preferred Stock and the Warrants is contingent upon us obtaining stockholder approval to increase the number of authorized shares of common stock. Due to the limited number of authorized shares common stock available for future issuance, we may not be able to raise additional equity capital, complete a merger or other business combination, unless we increase the number of shares we are authorized to issue. We would need to seek stockholder approval to increase the number of our authorized shares of common stock, and we can provide no assurance that we would succeed in amending our amended and restated certificate of incorporation to increase the number of shares of common stock we are authorized to issue which could negatively impact our business, prospects and results of operations.
Our strategic prioritization and streamlining of resources undertaken to extend our cash runway and focus more of our capital resources on PRGN-2012 might not achieve our intended outcome.

On August 6, 2024, we publicly announced a strategic prioritization of our clinical portfolio and streamlining of resources, including a reduction of over 20% of our work force, to focus on potential commercialization of PRGN-2012 for the treatment of RRP. In connection with the implementation of our strategic prioritization and streamlining of resources, we recorded non-cash impairment charges to goodwill and other assets of approximately $32.9 million, net of tax, in the second quarter of 2024 and we also recorded a charge related to employee severance and termination benefits of $2.1 million, which were paid in the third quarter of 2024. We may continue to incur additional expenses not currently contemplated due to events associated with strategic prioritization and streamlining of resources; for example, the reduction in force may have a future impact on other areas of our liabilities and obligations, which could result in losses in future periods. The reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, and decreased morale among our remaining employees. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we might not successfully distribute the duties and obligations of our terminated employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. Moreover, we may not realize, in full or in part, the anticipated benefits and savings from this strategic prioritization and streamlining of resources due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the anticipated benefits from the strategic prioritization and streamlining of resources, or if we experience significant adverse consequences from such actions, our business, financial condition and results of operations may be materially adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future.
We have a history of net losses, and we may not achieve or maintain profitability.
We have incurred net losses since our inception, with the exception of 2022 where we had $28.3 million in net income due to the sale of TransOva, which generated a gain on divestiture of $94.7 million. As of December 31, 2024, we had an accumulated deficit of $2.1 billion. We expect to incur losses and negative cash flows from operating activities for the foreseeable future.
We anticipate that our expenses will increase substantially as we continue to advance the preclinical and clinical development of our existing product candidates and our research programs as well as prepare commercial capabilities for our lead product candidate, and there is a significant risk that our product candidates will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval, or become commercially viable. A significant period of time could pass before commercialization of our various product candidates or before the execution of contractual relationships providing for up-front payments, milestones or royalties sufficient to achieve profitability. As a result, our expenses may exceed revenues for the foreseeable future, and we may not achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
We raised approximately $30.9 million in net proceeds in an offering of equity securities in August 2024 and approximately $78.5 million in net proceeds in an offering of equity securities in December 2024. If future financings involve the issuance of equity securities, our existing shareholders would suffer further dilution. If we raise debt financing, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop product candidates or technologies, commercialize or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of product candidates resulting from our technologies, curtail or cease operations or obtain funds through strategic transactions or other collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. In addition, raising funds in the current macroeconomic and geopolitical environment may present additional challenges. For example, adverse macroeconomic or geopolitical conditions, such as the disruption and uncertainty caused by heightened inflation and interest rates and slower economic growth or recession, uncertainty caused by tariffs and trade policies, and geopolitical conflicts such as the war between Russia and Ukraine and the conflict in the Middle East, could result in a sustained disruption in the capital markets. We cannot predict the extent or duration of such macro-economic and geopolitical disruptions, and if they deepen or persist, this could negatively impact our ability to raise capital on favorable terms, or at all. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
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
We are early in our development efforts. We initiated our first clinical trial for our lead programs in October 2018 and currently have a pipeline of clinical and preclinical programs. Our ability to generate product revenues, which we do not expect will occur until a product candidate is approved by FDA, if ever, will depend heavily on the successful development and eventual commercialization of some or all of these product candidates, and any future product candidates we develop, which may never occur. Our current and future product candidates will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions, coverage from pricing and reimbursement authorities, sufficient cGMP manufacturing supply for both preclinical and clinical development and commercial production, building of a commercial organization and substantial investment, and significant marketing efforts before we generate any revenues from product sales.
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
For example, our estimates of the number of people who have recurrent respiratory papillomatosis, or RRP, the target indication for PRGN-2012, is based on our own internal estimates including, commissioned research which reviewed a variety of sources, including scientific literature, surveys of treating physicians, analogous products based on disease severity, prevalent population and efficacy of therapy and other forms of market research. These estimates may be inaccurate or based on imprecise data. As RRP is a rare disease and there are currently no approved therapeutics for RRP, limited research is available regarding its prevalence and severity and the market opportunity for a therapeutic. In addition, the addressable market opportunity for PRGN-2012 will depend on, among other things, the final labeling for PRGN-2012 as agreed with the U.S. Food and Drug Administration or comparable regulatory authorities in other jurisdictions, acceptance by the medical community and patient access and drug pricing and reimbursement. In addition, the prevalence of RRP could be reduced as a result of the increased use of vaccines like Gardasil. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidate or new patients may become increasingly difficult to identify or gain access to, all of which could materially adversely affect our business, financial condition, results of operations and prospects.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be materially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We also may experience unanticipated problems or delays in expanding our manufacturing capacity, which may delay or prevent the completion of clinical trials and the commercialization of product candidates on a timely or profitable basis, if at all. For example, we, a collaborator, or another group may uncover a previously unknown risk with any of our product candidates, which may prolong the period of observation required for obtaining regulatory approval, may necessitate additional clinical testing, or may otherwise result in a change in the requirements for approval of any of our product candidates.
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
We may be unable to obtain FDA approval of our product candidates under applicable regulatory requirements. The denial or delay of any such approval would prevent or delay commercialization of our product candidates and adversely impact on our potential to generate revenue, our business, and our results of operations.
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
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to success. The timing of clinical trials depends on the ability to recruit patients to participate as well as completion of required follow-up periods. If patients are unwilling to participate in our clinical studies for any number of reasons, such as because of negative publicity from adverse events related to the biotechnology or gene therapy fields, the timeline for recruiting patients, conducting clinical trials and obtaining regulatory approval may be delayed. Additionally, any shelter-in-place orders from local, state, or federal governments or clinical trial site policies resulting from pandemics may impact our ability to enroll patients in clinical trials. These delays could result in increased costs, delays in advancing product candidates, or termination of the clinical trials altogether. For example, we experienced delays and suspensions in our trials in 2020 due to the COVID-19 pandemic. Although these suspensions did not result in significant overall delay, if future pandemics occur, we may experience significant delays to our clinical trials, including related to enrollment, site closures, reduced availability of key personnel, or our ability to receive the necessary approvals from the FDA or other regulatory agencies to advance our programs.
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
From time to time, we publish interim data, including interim top-line results or preliminary results from our clinical trials. Interim data and results from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit, validation, and verification procedures that may result in the final data being materially different from the interim and preliminary data we previously published. As a result, interim and preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.
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
Even if we complete the necessary clinical trials, we cannot be certain when, or if, we will obtain regulatory approval to commercialize a product candidate, and the approval may be for a narrower indication than we seek.
We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Even when product candidates meet their endpoints in clinical trials, the clinical trial results may not support approval of our product candidates if they fail to demonstrate that our product candidates are both safe and effective for their intended uses. Similarly, the regulatory authorities may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a REMS. These regulatory authorities may require precautions or contraindications with respect to conditions of use or they may grant approval subject to the performance of costly postmarketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially and adversely affect our business, financial condition, results of operations, and prospects.
We have chosen to prioritize development of certain of our product candidates. We may expend our limited resources on product candidates or indications that do not yield a successful product and fail to capitalize on other opportunities for which there may be a greater likelihood of success or may be more profitable.
Because we have limited resources, we are required to strategically prioritize our application of resources to particular development efforts, as we have done in our strategic reprioritization that we announced on August 2024, to focus on the potential commercialization of PRGN-2012 for the treatment of RRP. As part of the strategic prioritization, we decided to minimize UltraCAR-T spend, and have paused enrollment in PRGN-3005 and PRGN-3007 UltraCAR-T clinical trials. We have also reduced our focus on preclinical programs, while continuing select projects we believe could provide future near-term validation of our technology platforms. We have also shutdown our ActoBio subsidiary operations. There is no assurance that PRGN-2012 will successfully be commercialized and be profitable and by deprioritizing the other programs and product candidates, we may be failing to capitalize on opportunities for which there may be a greater likelihood of success or be more profitable, and our revenues, financial condition, and results of operations may be adversely affected.
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
Before we can begin to commercially manufacture our product candidates for human therapeutics, we must obtain regulatory approval from the FDA for the applicable manufacturing process and facility. This will likely require the manufacturing facility to pass a pre-approval inspection by the FDA. A manufacturing authorization must also be obtained from the appropriate European Union regulatory authorities.
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
Significant developments that may adversely affect pricing in the United States include proposed drug pricing and Medicare reforms by Congress and regulatory changes to Medicare Part B and Medicare Part D, additional changes to the Affordable Care Act under the Trump Administration and trends in the practices of managed care groups and institutional and governmental purchasers, including consolidation of our customers. The Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2 percent Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030.
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

On August 16, 2022, the Inflation Reduction Act of 2022, was signed into law, which among other things, includes prescription drug provisions that have significant implications for the pharmaceutical industry and beneficiaries, including extending enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries. On August 29, 2023, the Department of Health and Human Services announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.

In December 2023, the Biden administration released a proposed framework that for the first time proposed that a drug's price can be a factor in determining that the drug is not accessible to the public and, therefore, that the government could exercise "march-in rights" and license it to a third party to manufacture. We cannot predict whether the Trump administration will finalize the draft framework or if the government will propose other drug pricing policy changes. If pursued and finalized these policies could reduce prices and reimbursement for certain of our products and could significantly impact our business and consolidated results of operations.

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
We or our collaborators may be subject to federal, state and foreign data privacy and security laws and regulations. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, that govern the collection, use, disclosure, protection and other processing of health-related and other personal information could apply to our operations or the operations of our collaborators. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all 50 states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. For example, the CCPA imposes stringent data privacy and data protection requirements for the personal information of California residents, provides for civil penalties for violations, as well as a private right of action for data breaches. State laws are changing rapidly, as numerous other states have enacted, or are considering enacting, comprehensive data privacy laws that share similarities with the CCPA. The CCPA and evolving legislation may require us, among other things, to incur additional costs and expenses in an effort to comply.
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
We use hazardous chemicals and radioactive and biological materials in our business and are subject to a variety of federal, state, local and international laws and regulations governing, among other matters, the use, generation, manufacture, transportation, storage, handling, disposal of, and human exposure to these materials both in the United States and overseas, including regulation by governmental regulatory agencies, such as the Occupational Safety and Health Administration and the EPA. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with these laws and regulations. Although we maintain workers' compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials.
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
Risks Related to Our Business Operations and Strategy
We may rely on third parties to develop and commercialize some of our product candidates, and we may fail to successfully manage, or disputes may arise from, any such collaborations. Markets in which collaborators develop product candidates using our technologies will be subject to extensive regulation, and we may rely on our collaborators to comply with all applicable laws and regulations.
We have previously entered into, and may in the future enter into, collaboration arrangements to develop product candidates enabled by our technologies. For example, because of our strategic reprioritization of our pipeline to focus on development of our lead program, PRGN-2012, we plan to minimize UltraCAR-T spend and focus on strategic partnerships to further advance such UltraCAR-T programs. We may face significant competition in seeking appropriate partners for our product candidates, and the negotiation process may be time-consuming and complex. There can be no guarantee that we can successfully manage these relationships, as they involve complex interests and our interests and our collaborators' interests may diverge.
Our collaborators may fail to perform their obligations under the collaboration agreements or may not perform their obligations in a timely manner. If our collaborators are not able to successfully develop product candidates enabled by our technologies, none of these enabled product candidates will become commercially available, and we will receive no back-end payments under these arrangements.
If conflicts arise between our collaborators and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Furthermore, our collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation. In addition, we cannot control the amount and timing of resources our collaborators may devote to our product candidates or other collaborative efforts.They may separately pursue competing products, therapeutic approaches or technologies to develop treatments for the diseases targeted by us. Competing products, either developed by the collaborators or to which the collaborators have rights, may result in the withdrawal of support for our product candidates.
If our collaborators terminate or breach our agreements with them, or otherwise fail to complete their obligations successfully or in a timely manner, it may have a detrimental effect on our financial position by reducing or eliminating the potential for us to receive anticipated revenues from the collaboration. In some cases, our past strategic collaborations have resulted in disagreements and disputes regarding the relative rights, obligations, and revenues of us and our collaboration partners. Disagreements and disputes with future collaborators may result in litigation, unfavorable settlements or concessions by us, or management distraction, that could harm our business operations.
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
While we believe that our novel approach to developing the next generation of gene and cell therapies to target the most urgent and intractable challenges in immuno-oncology, autoimmune disorders, and infectious diseases provides us with competitive advantages, our industry is highly competitive and subject to rapid and significant technological change. Many of our competitors have significantly greater financial, technical, and human resource capabilities than we do, and certain of our competitors may also benefit from local government subsidies and other incentives that are not available to us. In addition, mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. As a result of the resources available to our competitors, our competitors may be able to develop competing and/or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we can. The availability of reimbursement from the government and other third-party payers will also significantly affect the pricing and competitiveness of our products. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.
In the area of infectious diseases, our lead product candidate is PRGN-2012, which is based on our AdenoVerse immunotherapy platform, for the treatment of RRP. We believe there are competitors in this area, including INOVIO Pharmaceuticals with their investigational DNA vaccine INO-3107 targeting HPV6 and HPV11 antigens.
Our other lead product candidates include PRGN-3006 for the treatment of AML, which are built on our UltraCAR-T platform, and PRGN-2009, which is based on our AdenoVerse platform. While we are employing a novel approach, there are a number of competitors pursuing CAR-T cell therapies for the treatment of cancer. We believe that, among others, Bristol-Myers Squibb, Tmunity Therapeutics, and Anixa Biosciences are developing CAR-T based treatments for ovarian cancer and TCR2 Therapeutics is developing TCR-T based treatment for ovarian cancer. We believe that Celyad, Mustang Bio, Kite, Amgen, Cellectis S.A., and Allogene Therapeutics are also using CAR-T technology to develop product candidates for the treatment of AML. The CAR-T technology space also has significant other competition including from multiple companies and their collaborators, such as Novartis and University of Pennsylvania, Kite and Gilead, Adaptimmune and GSK, Autolus Therapeutics, Poseida Therapeutics, and Bellicum Pharmaceuticals. We also face competition from non-cell based cancer treatments offered by other companies such as Amgen, AstraZeneca, Incyte, Merck, Abbvie, and Roche.
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
As a result of the Company's decision to shutdown Actobio's operations and Exemplar's reporting unit’s annual goodwill impairment test, the Company recorded a $7.4 million goodwill impairment charge in the year ended December 31, 2024. See Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report for additional discussion.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2024, we had net operating loss carryforwards of approximately $969.9 million for United States federal income tax purposes available to offset future taxable income, including $757.0 million generated after 2017, United States capital loss carryforwards of $100.9 million, and United States federal and state research and development tax credits of $16.2 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or ("Section 382"). Net operating loss carryforwards generated prior to 2018 will expire if unutilized from 2025 to 2037, and capital loss carryforwards will expire if unutilized from 2025 to 2027. As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of December 31, 2024, we had utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of December 31, 2024, approximately $35.8 million of domestic net operating losses were acquired via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation. As of December 31, 2024, our direct foreign subsidiaries included in continuing operations had foreign loss carryforwards of approximately $69.8 million, most of which do not expire.

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
Risks Related to Our Common Stock
We have failed in the past and may fail in the future to meet all applicable continued listing requirements of Nasdaq Global Select Market, which could result in a delisting of our common stock. Delisting could negatively affect the price of our common stock which, could make it more difficult for us to sell securities in a future financing or for you to sell our common stock.
Our common stock is currently listed on the Nasdaq Global Select Market of The Nasdaq Stock Market, LLC (“Nasdaq”), which has qualitative and quantitative continued listing criteria. However, we cannot assure you that our common stock will continue to be listed on Nasdaq in the future. In order to continue listing our common stock on Nasdaq, we are required to meet the continued listing requirements of Nasdaq and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. We have in the past, and may in the future, be unable to comply with these continued listing requirements; if we do not meet these continued listing requirements, our common stock could be delisted.
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

On January 16, 2025, we received written notification from Nasdaq indicating that the Company's common stock had a closing price at or greater than $1.00 per share for the last 10 consecutive business days, from December 31, 2024 to January 15, 2025, and that, as a result, we have regained compliance with the Bid Price Rule and the matter is closed.
However, there can be no assurance that we will be able to maintain compliance with the Nasdaq listing requirements, including the minimum bid price requirement. If we fail to maintain compliance with the minimum bid price requirement or to meet the other applicable continued listing requirements in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market price and liquidity of our common stock, reduce our ability to raise additional capital and result in operational challenges and damage to investor relations and market reputation.
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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by media or industry analysts, investor perceptions or negative announcements by our collaborators regarding their own performance, as well as industry conditions and general financial, economic and political instability. From January 1, 2023 through February 15, 2025, our common stock has traded as high as $2.19 per share and as low as $0.67 per share. The stock market in general, as well as the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:
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
As of December 31, 2024, Randal J. Kirk controlled approximately 40 percent of our common stock. If our executive officers and directors choose to act together, they may be able to significantly influence our management and operations, acting in their own best interests and not necessarily those of other shareholders.
We have historically been controlled and principally funded by Randal J. Kirk, our Executive Chairman, and affiliates of Mr. Kirk, including Third Security. As of February 15, 2025, Mr. Kirk and shareholders affiliated with him beneficially owned approximately 40 percent of our voting stock, and our executive officers and directors, as a group, owned approximately 42 percent of our voting common stock. Mr. Kirk may be able to control or significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, and he may be able to exert significant influence on other corporate actions as a result of his role as our Executive Chairman and status as a significant shareholder. Further, our executive officers and directors, acting together as shareholders, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, as well as our management and affairs. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders. This concentration of ownership control may:
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
In addition, as of December 31, 2024, there were 25,924,734 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, other contractual limitations and federal securities law limitations. As of December 31, 2024, there were 4,004,057 restricted stock units and performance stock units outstanding. Shares issuable upon the exercise of such options and upon vesting of the restricted stock units and performance stock units can be freely sold in the public market upon issuance and once vested. Additionally, as of December 31, 2024, we had 2,448,058 shares available for grant under the 2019 Incentive Plan for Non-Employee Service Providers and 7,043,377 shares available for grant under the 2023 Omnibus Incentive Plan. In addition, as of December 31, 2024, there were approximately 70,222,215 shares of common stock initially underlying the Series A Preferred Stock and 52,666,669 shares of common stock initially underlying the Warrants. The exercisability of the Series A Preferred Stock and the Warrants is contingent upon us obtaining stockholder approval to increase the number of authorized shares of common stock.
Our articles of incorporation authorize us to issue preferred stock with terms that are preferential to those of our common stock.
Our articles of incorporation authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. For example, in connection with the issuance in December 2024 of 79,000 shares of Series A Preferred Stock described elsewhere in this Annual Report, we filed an amendment to our articles of incorporation to set the designations of the Series A Preferred Stock. In the future, we may issue additional preferred stock that has greater rights, preferences, and privileges than our common stock.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity Risk Management
At Precigen, cybersecurity risk management is an integral part of our overall enterprise risk management processes. Our cybersecurity risk management program is managed by our security steering team. Designed to align with industry's best practices, our program provides a framework for identifying, monitoring, assessing and responding to cybersecurity threats and incidents and facilitates coordination across different departments of the Company. This framework includes steps for identifying the source of a cybersecurity threat or incident, including whether such cybersecurity threat or incident is associated with a third-party vendor or service provider, assessing the severity and risk of a cybersecurity threat or incident, implementing cybersecurity countermeasures and mitigation strategies and informing management and our board of directors of potentially material cybersecurity threats and incidents or other significant changes in the evolving cybersecurity threat landscape.
Our security steering team is responsible for assessing and maintaining our cybersecurity risk program and engages third-party cybersecurity experts for risk assessment and system enhancements. In addition, we provide training to all employees both during the initial onboarding process and on an annual basis. We also conduct tabletop exercises to assess our cybersecurity readiness on an annual basis.
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
Item 2.    Properties
We establish the geographic locations of our research and development operations based on proximity to the relevant market expertise and access to available talent pools. The following table shows information about our primary lab operations used in our healthcare operations as of December 31, 2024:

Location	Square Footage
Germantown, Maryland (Biopharmaceuticals segment)	61,048

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
Item 3.    Legal Proceedings
In the course of our business, we are involved in litigation and legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of December 31, 2024, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
As of February 15, 2025, we had 286 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
The following graph shows a comparison from December 31, 2019, through December 31, 2024 of the cumulative total return for our common stock; the Standard & Poor's 500 Stock Index, or the S&P 500 Index; and the Nasdaq Biotechnology Index. The graph assumes that $100 was invested at the market close on December 31, 2019, in the common stock of Precigen, Inc., the S&P 500 Index, and the Nasdaq Biotechnology Index, and data for the S&P 500 Index and the Nasdaq Biotechnology Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of 60 Month Cumulative Total Return
Assumes Initial Investments of $100
December 2018
225.00
200.00
175.00
150.00
125.00
100.00
75.00
50.00
25.00
0.00
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/30/2023
3/31/2024
6/30/2024
9/29/2024
12/31/2024
Precigen, Inc.
S&P 500
Index Total Returns
Nasdaq Biotechnology Index

Company / Index	Base Period 12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020
Precigen, Inc.	$100.00	$62.04	$91.06	$63.87	$186.13
S&P 500 Index	100.00	80.00	95.96	104.09	116.26
Nasdaq Biotechnology Index	100.00	89.59	113.40	112.40	125.60

Company / Index	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022
Precigen, Inc.	$125.73	$118.98	$91.06	$67.70	$38.50	$24.45	$38.69	$27.74
S&P 500 Index	122.97	133.02	133.33	147.52	140.23	117.17	110.98	118.84
Nasdaq Biotechnology Index	124.70	135.90	134.20	124.80	110.00	99.00	99.50	111.20

Company / Index	3/31/2023	6/30/2023	9/30/2023	12/30/2023	3/31/2024	6/30/2024	9/29/2024	12/31/2024
Precigen, Inc.	$19.34	$20.99	$25.91	$24.45	$26.46	$28.83	$17.28	$20.44
S&P 500 Index	127.19	137.75	132.72	147.64	162.63	169.01	178.36	182.05
Nasdaq Biotechnology Index	108.90	107.60	104.40	115.40	116.90	120.00	125.90	113.80
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
(a) Sales of Unregistered Securities

On December 27, 2024, we announced that we had entered into a Securities Purchase Agreement dated December 27, 2024 with investors, including Randal J. Kirk, our executive chairman of our board of directors, affiliates of Patient Capital

Management and Bill Miller, as well as certain other investors for the sale of our 8.00% Series A Convertible Perpetual Preferred Stock (the "Series A Preferred Stock") and warrants to purchase 52,666,669 shares of our common stock, at an exercise price of $0.75 per share (the "Warrants") in a private placement. We sold an aggregate of 79,000 shares of Series A Preferred Stock, with an initial liquidation preference and stated value of $1,000 per share, together with the Warrants, for net proceeds of approximately $78.5 million, after deducting offering expenses. We expect to use the net proceeds of the offering for working capital and general corporate purposes. The offering closed on December 30, 2024.
(b) Use of Proceeds
None.
(c) Issuer Repurchases of Equity Securities
None.
Item 6.    [Reserved]
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, Part I, Item 1, "Business" and Item 8, "Financial Statements and Supplementary Data." For information on risks and uncertainties related to our business that may make past performance not indicative of future results, or cause actual results to differ materially from any forward-looking statements, see "Special Note Regarding Forward-Looking Statements," and Part I, Item 1A, "Risk Factors." Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2023 compared to fiscal year 2022.
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
Our clinical pipeline includes PRGN-2012 and PRGN-2009, which are based on our AdenoVerse immunotherapy platform; and PRGN-3005, PRGN-3006 and PRGN-3007, which are built on our UltraCAR-T platform. We have completed enrollment in the Phase 1b clinical trial of PRGN-3006. As part of the strategic prioritization of our pipeline, we have paused enrollment in the PRGN-3005 and PRGN-3007 clinical trials. In addition, we have completed a Phase 1b/2a study of AG019, which is built on our ActoBiotics platform, which we have completed the shut-down of, as discussed below under our Biopharmaceuticals segment (Precigen ActoBio, Inc.). We have reduced our focus on preclinical programs, while continuing select projects that we believe could provide further near-term validation of our technology platforms.
Fiscal Year 2024 Business Update

In August 2024, we announced strategic prioritization of our pipeline to focus on development of our lead program, PRGN-2012. We plan to minimize UltraCAR-T spend and focus on strategic partnerships to further advance UltraCAR-T programs. As part of this restructuring, we have paused enrollment in PRGN-3005 and PRGN-3007 UltraCAR-T clinical trials. In addition, we are continuing PRGN-2009 Phase 2 clinical trials under a cooperative research and development agreement ("CRADA") with the National Cancer Institute ("NCI") in recurrent/metastatic cervical cancer and in newly diagnosed HPV-associated oropharyngeal cancer. We have reduced our focus on preclinical programs, while continuing select projects that we believe could provide further near-term validation of our technology platforms. We have completed the shutdown of our ActoBio subsidiary operations, including the elimination of all ActoBio personnel. In conjunction with this shutdown, ActoBio's portfolio of intellectual property is available for prospective transactions. These strategic changes are designed to enable us to focus on pre-commercialization efforts on PRGN-2012, including supporting regulatory approval, conducting the confirmatory clinical trial, and manufacturing of commercial product. Additionally, we will continue acceleration of commercial readiness efforts for a potential launch.
In December 2024, we announced the completion of the rolling submission for a BLA to the FDA for PRGN-2012 for the treatment of adults with RRP. The FDA has accepted the BLA and granted priority review, with a PDUFA target action date set for August 27, 2025.

See further discussion of 2024 financing transactions below under the Liquidity and capital resources section of Item 7.
Financial operations overview
Sources of revenue
Currently, our primary revenues arise from Exemplar, which generates product and service revenues through the development and sale of genetically engineered miniature swine models. We recognize revenue when control of the promised product or service is transferred to the customer.
In future periods, our revenues will primarily depend on our ability to advance and create our own programs and the extent to which we bring products enabled by our technologies to market. Other than for collaboration revenues recognized upon cancellation or modification of an existing collaboration or for revenues generated pursuant to future strategic transactions for any of our existing platforms or programs, we expect our collaboration revenues will continue to be minimal or zero in the near term, although if any new collaboration agreements or strategic transactions are entered into, revenue could be positively impacted. Our revenues will also depend upon our ability to maintain or improve the volume and pricing of Exemplar's current product and service offerings. We anticipate that our expenses will increase substantially if, and as, we continue to advance the preclinical and clinical development of our existing product candidates and our research programs. We expect some period of time, and in most cases a significant period of time, could pass before commercialization of our various product candidates or before the achievement of contractual milestones and the realization of royalties on product candidates commercialized under our collaborations. Accordingly, there can be no assurance as to the timing, magnitude, and predictability of revenues, if any, to which we might be entitled.
We do not expect any revenues that we may generate in the near term to be significant enough to fund our operations.
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
•salaries and benefits, including stock-based compensation expense, as well as severance costs related to personnel in research and development functions;
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
Our research and development expenses are generally incurred by our reportable segments and primarily relate to either costs incurred to expand or otherwise improve our technologies, or the costs incurred to develop our own products and services. Prior to August 2024, our Biopharmaceuticals segment was progressing preclinical and clinical programs that targeted urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases, including PRGN-3005, PRGN-3006, PRGN-3007, PRGN-2009, AG019 and PRGN-2012. As discussed in "Notes to the Consolidated Financial Statements - Note 1 " appearing elsewhere in this Annual Report, in August 2024, we announced a strategic prioritization of our clinical portfolio and streamlining of resources, to focus on potential commercialization of the PRGN-2012 AdenoVerse® gene therapy for the treatment of RRP. Our Exemplar segment's research and development activities relate to new and improved pig research models. The following table summarizes our research and development expenses on the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022 incurred by reportable segment.

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Biopharmaceuticals	$52,971	$48,353	$46,850
Exemplar	99	261	320
Total consolidated research and development expenses	$53,070	$48,614	$47,170
In addition to the strategic prioritization, the amount of research and development expenses may be impacted by, among other things, the number and nature of our own proprietary programs.
Research and development expenses may also increase as a result of in-licensing of technologies or ongoing research and development operations that we might assume through mergers and acquisitions.
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs, including stock-based compensation expense and severance, for employees in executive, operational (including commercialization), finance, information technology, legal, and corporate communications functions. Other significant SG&A expenses include rent and utilities, insurance, accounting, and legal services (including the cost of settling any claims and lawsuits), and expenses associated with obtaining and maintaining our intellectual property.
SG&A expenses may fluctuate in the future depending on the scaling of our corporate functions required to support our corporate initiatives, the strategic prioritization, the build-up of our commercialization efforts and the outcomes of legal claims and assessments against us.

Other income (expense), net
Other income consists of interest earned on our cash and cash equivalents and short-term and long-term investments (which may fluctuate based on amounts invested and current interest rates), gain on dispositions of intellectual and property rights (for 2024), and gain on convertible debt retirement (for 2023).
Other expense consists primarily of interest on our convertible notes, which were fully retired in the second quarter of 2023, and the reclassification of cumulative foreign translation losses due to closing the operations of ActoBio in the third quarter of 2024. See "Notes to the Consolidated Financial Statements - Notes 10 and 12 " appearing elsewhere in this Annual Report for further discussion.
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
Results of operations
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023
The following table summarizes our results of operations for the years ended December 31, 2024, and 2023, together with the changes in those items in dollars and as a percentage (dollar amounts in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Revenues
Collaboration and licensing revenues	$—	$75	$(75)	(100.0)%
Product revenues	422	840	(418)	(49.8)%
Service revenues	3,470	5,301	(1,831)	(34.5)%
Other revenues	33	9	24	>200%
Total revenues	3,925	6,225	(2,300)	(36.9)%
Operating expenses
Cost of products and services	4,267	6,119	(1,852)	(30.3)%
Research and development	53,070	48,614	4,456	9.2%
Selling, general and administrative	41,293	40,415	878	2.2%
Impairment of goodwill	7,409	10,390	(2,981)	(28.7)%
Impairment of other noncurrent assets	32,915	445	32,470	>200%
Total operating expenses	138,954	105,983	32,971	31.1%
Operating loss	(135,029)	(99,758)	(35,271)	35.4%
Total other income net	7,001	3,396	3,605	106.2%
Loss before income taxes	(128,028)	(96,362)	(31,666)	32.9%
Income tax benefit	1,793	458	1,335	>200%
Net loss	$(126,235)	$(95,904)	$(30,331)	31.6%

Collaboration and licensing revenues
Collaboration and licensing revenues decreased $0.1 million, or 100.0%, compared to the year ended December 31, 2023, primarily due to the termination of the License Agreement with Alaunos in 2024.
Product and services revenues, and cost of products and services
Product and service revenues decreased $2.2 million or 36.6%, compared to the year ended December 31, 2023. This decrease is related to reductions in products sold and services performed at Exemplar. Costs of products and services declined in the current year primarily for the same reason as the revenue declined.
Research and development expenses
Research and development expenses increased $4.5 million, or 9.2%, compared to the year ended December 31, 2023. This increase was primarily the result of $3.1 million of increased costs associated with the initiation of the PRGN-2012 confirmatory clinical trial, increased drug manufacturing material costs related to PRGN-2012 for potential commercial use, and professional fees incurred in conjunction with the Company’s completed BLA submission and commercial readiness planning as well as the design and implementation of our manufacturing facility. Additionally, employee-related expenses rose by $3.0 million primarily due to severance charges incurred as a result of the Precigen workforce reduction in 2024 and the suspension of ActoBio's operations.These increases were partially offset by a $1.9 million reduction in depreciation and amortization expense as a result of the impairment of noncurrent assets related to the suspension of ActoBio’s operations during the second quarter of 2024, as well as a reduction in clinical study expenses associated with programs that were deprioritized during the third quarter of 2024.
Selling, general and administrative expenses
SG&A expenses increased $0.9 million, or 2.2%, compared to the year ended December 31, 2023. As a result of the Company's increased focus on PRG-2012, commercial readiness cost increased in the current quarter versus prior year period. In addition, the second and third quarters of 2024 included higher severance cost associated with the suspension of ActoBio's operations and the 2024 Precigen workforce reduction. These increases were partially offset by a decrease in stock compensation and insurance rates in 2024 compared to the same period in 2023.
Impairment of goodwill and other noncurrent assets
In connection with the suspension of ActoBio’s operations, the Company recorded $34.5 million of impairment charges related to goodwill and long-lived assets in the second quarter of 2024. Additionally, we recorded $5.8 million of impairment charges related to our Exemplar reporting segment, compared to a $10.8 million impairment loss recorded during the year ended December 31, 2023. See "Notes to the Consolidated Financial Statements - Note 9" appearing elsewhere in this Annual Report for further discussion of ActoBio long-lived assets and goodwill impairment and Exemplar goodwill impairment.
Total other income (expense), net
Total other income, net, increased $3.6 million, or 106% compared to the year ended December 31, 2023. This increase was primarily derived from an $8.5 million gain on the sale of intellectual property rights and royalty rights related to FCX-007 in December 2024 as well as a $0.5 million reduction in interest expense due to the final retirement of our Convertible Notes in the second quarter of 2023. This increase was partially offset by a reclassification of cumulative translation losses of $2.9 million, which resulted from the final closing of the ActoBio facilities in the third quarter of 2024, as well as a reduction of $1.8 million in interest income due to lower investment balances compared to the same period in 2023. See "Notes to the Consolidated Financial Statements - Note 2" appearing elsewhere in this Annual Report for further discussion on gain on transfers of nonfinancial assets.

Segment performance
The following table summarizes Segment Adjusted EBITDA, which is our primary measure of segment performance, for the years ended December 31, 2024, and 2023, for each of our reportable segments.

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Segment Adjusted EBITDA:
Biopharmaceuticals	$(82,287)	$(75,339)	$(6,948)	(9.2)%
Exemplar	(929)	(726)	(203)	(28.0)%
For a reconciliation of Segment Adjusted EBITDA to net loss from continuing operations before income taxes, see "Notes to the Consolidated Financial Statements - Note 16" appearing elsewhere in this Annual Report.
The following table summarizes revenues from external customers for the years ended December 31, 2024, and 2023, for each of our reportable segments.

	Year Ended December 31,		Dollar Change	Percent Change
	2024	2023
	(In thousands)
Biopharmaceuticals	$—	$75	$(75)	(100.0)%
Exemplar	3,925	6,150	(2,225)	(36.2)%
Biopharmaceuticals
The decline in revenues for Biopharmaceuticals was primarily due to the cancellation of the License Agreement with Alaunos in 2024. See "Notes to the Consolidated Financial Statements - Note 5 " appearing elsewhere in this Annual Report for further detail. The increase in Segment Adjusted EBITDA loss was driven by capital expenditures incurred related to the build out of our cGMP manufacturing capabilities for PRGN-2012 production, costs associated with our BLA submission, the confirmatory clinical trial for PRGN-2012, the conclusion of pivotal clinical trial activities for PRGN-2012 and an increase in severance expenses linked to the closure of ActoBio and restructuring expenses at Precigen. There was also an increase in commercialization cost in preparation for PRGN-2012’s market readiness.
These increased costs were partially offset by the sale of intellectual property and royalty rights related to FCX-007 in December 2024.
Exemplar
Revenues for Exemplar decreased due to a decrease in services performed resulting from a lower demand from existing customers. The decline in Segment Adjusted EBITDA was primarily due to the decreased revenues, offset by cost reduction initiatives implemented at Exemplar.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception, and as of December 31, 2024, we had an accumulated deficit of $2.1 billion. From our inception through December 31, 2024, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers, and sales of non-core businesses. As of December 31, 2024, we had cash and cash equivalents of $29.5 million and short-term and long-term investments of $68.4 million. Cash in excess of immediate requirements is typically invested primarily in money market funds, United States government debt securities, and certificates of deposit in order to maintain liquidity and preserve capital.

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
In December 2024, we issued 79,000 shares of 8.00% Series A Convertible Perpetual Preferred Stock with an initial liquidation preference and stated value of $1,000 per share, together with warrants to purchase 52,666,669 shares of common stock for net proceeds of approximately $78.5 million, after deducting offering expenses, which expenses had not been paid as of December 31, 2024.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (dollar amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$(68,173)	$(66,930)	$(65,045)
Investing activities	(20,714)	(3,087)	226,417
Financing activities	110,583	29,589	(155,292)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(27)	(320)	(827)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$21,669	$(40,748)	$5,253
Cash flows from operating activities:
In 2024, our net loss was $126.2 million, which includes the following significant noncash expenses and benefits totaling $55.1 million: (i) $40.3 million impairment losses, (ii) $9.5 million of stock-based compensation expense, (iii) $4.5 million of depreciation and amortization expense, (iv) $2.9 million due to reclassification of cumulative translation losses, and (v) $0.6 million of shares issued as payment for services, partially offset by non-cash benefits of $1.8 million due to deferred income taxes and $0.9 million due to amortization of discounts on investments. In addition, changes in operating assets and liabilities provided $2.7 million of cash for operating activities.
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
Our 2024 cash used in operations increased by $1.2 million from the year ended December 31, 2023, primarily due to increase in cash outflows related to ActoBio during 2024 as we ceased operations and paid severance cost.
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
Cash flows from investing activities:
During 2024, we purchased $12.2 million of investments, net, and purchased $8.6 million of property plant and equipment, primarily related to the build-out of our cGMP manufacturing facility.
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
Cash flows from financing activities:
During 2024, we received $31.2 million of proceeds, net of certain issuance costs, from the sale of our common stock in an underwritten public offering, $79.0 million of gross proceeds from the issuance of the Series A Preferred Stock and the Warrants and $0.3 million of proceeds from stock option exercises.
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
•capital expenditures related to our manufacturing capabilities and preparing for commercial readiness;
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

Until such time, if ever, as we can regularly generate positive operating cash flows, we plan to finance our cash needs through a combination of equity offerings, debt and/or royalty financings, government, or other third-party funding, strategic alliances, sales of assets, and licensing arrangements. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. To the extent that we raise additional capital through the sale of equity, convertible debt, warrants or preferred securities, the ownership interests of our common shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Our current stock price may make it more difficult to pursue equity financings and lead to substantial dilution if the price of our common stock does not increase. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through strategic transactions, collaborations, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or to grant licenses on terms that may not be favorable to us.
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
Our consolidated financial statements as of and for the year ended December 31, 2024 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Based on current projections, management believes that its existing cash, cash equivalents and short-term investments, combined with anticipated potential revenue from the commercialization of PRGN-2012, which is outside of our direct control, will enable us to continue our operations for at least one year from the date of this filing. These assumptions include the receipt of future payments that are dependent upon the successful FDA approval of the PRGN-2012 BLA, and therefore revenue from this product is uncertain at this time. Based on this factor, we do not know when, or if, we will generate sufficient revenue from commercialization to offset our operating expenses. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. In addition, because our forecasted potential revenues are currently outside of our direct control, they have not been included in our going concern analysis. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying consolidated financial statements. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to continue as a going concern is dependent upon the successful execution of management’s plans, which include the successful commercialization of PRGN-2012. In addition, we may decide, or be required to raise additional capital. This additional capital could be raised through a combination of non-dilutive financings (including debt financings, collaborations, strategic alliances, monetization of non-core assets, marketing, distribution or licensing arrangements), dilutive financings (including equity and/or debt financings with an equity component) and, ultimately from revenue related to product sales, to the extent our product candidates receive marketing approval and can be commercialized. There can be no assurance that new financings or other transactions will be available to us on commercially acceptable terms, or at all, and such financings may adversely affect the holdings or rights of our stockholders and may cause significant dilution to existing stockholders. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition.
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of December 31, 2024 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$7,382	$1,556	$2,718	$2,555	$553
Total	$7,382	$1,556	$2,718	$2,555	$553

In addition to the obligations in the table above, as of December 31, 2024, we are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products that incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. As of December 31, 2024, we also had research and development commitments with third parties totaling $5.9 million that had not yet been incurred.
Net operating losses
As of December 31, 2024, we had net operating loss carryforwards of approximately $969.9 million for United States federal income tax purposes available to offset future taxable income, including $757.0 million generated after 2017, United States capital loss carryforwards of $100.9 million, and United States federal and state research and development tax credits of approximately $16.2 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, ("Section 382"). Net operating loss carryforwards generated prior to 2018 will expire if unutilized from 2025 to 2037, and capital loss carryforwards will expire if unutilized from 2025 to 2027. As a result of our past stock issuances, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of December 31, 2024, we had utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of December 31, 2024, approximately $35.8 million of domestic net operating losses were acquired via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation. As of December 31, 2024, our direct foreign subsidiaries included in continuing operations had foreign loss carryforwards of approximately $69.8 million, most of which do not expire.
Our net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.
As a result of our past issuances of our common stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of December 31, 2024, Precigen has utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of December 31, 2024, approximately $35.8 million of domestic net operating losses were inherited via acquisitions and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation.
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
Revenue recognition
We recognize revenue when our customer obtains control of the promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the promises and distinct performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligations. In 2022 and 2021, collaboration and licensing revenues were considered a critical accounting policy and estimate since the associated revenue or deferred revenue were significant. Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form

10-K for management’s discussion of this critical accounting policy and estimate. In 2024, such accounting policy and estimate is not considered critical as the associated revenue and deferred revenue are not significant.
Product and service revenues
Our product and service revenues are generated primarily through Exemplar, it generates product and service revenues through the development and sale of genetically engineered miniature swine models. We evaluate each promised product or service under our contracts and identify performance obligations for each distinct product or services. We then allocate the transaction price of the contract to each performance obligation, recognizing the transaction price as revenue at a point in time when control of the promised product is transferred to the customer or over time when the promised service is rendered. We typically recognize revenue using an out-based measure, generally time elapsed or days of service, to measure progress and transfer of the control of the performance obligation to the customer. Payment terms are typically due within 30 days of invoicing, which occurs prior to or when revenue is recognized. We recognized $3.9 million, $6.1 million, and $12.0 million of product and service revenues for the years ended December 31, 2024, 2023, and 2022, respectively.
Pre-Launch Inventory
Prior to an initial regulatory authorization for our drug product candidates, we expense costs relating to raw materials and inventory production as research and development expenses in our consolidated statements of operations in the period incurred. We capitalize the costs of production as inventory when we believe regulatory authorization and subsequent commercialization is considered probable and we expect to realize future economic benefit from the sales of the drug product candidate. We have not capitalized any inventory to date in our Biopharmaceuticals reporting segment.
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
When we perform quantitative evaluations, the fair value of the reporting units is primarily determined based on the income approach. The income approach is a valuation technique in which fair value is based on forecasted future cash flows, discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The forecast used in our estimation of fair value was developed by management based on historical operating results, incorporating adjustments to reflect management's planned changes in operations and market considerations.
During the years ended December 31, 2024 and 2023, we recorded $40.3 million and $10.8 million, respectively, of impairment charges from continuing operations to write down the values of goodwill and other long-lived assets. See additional discussion regarding these impairments in "Notes to the Consolidated Financial Statements - Note 8 and 9" appearing elsewhere in this Annual Report.
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

Clinical trial expenses are a significant component of research and development expenses, and we outsource a significant portion of these costs to third parties. Third party clinical trial expenses include investigator fees, site and patient costs, CRO costs, costs for central laboratory testing, and data management costs. The accrual for site and patient costs includes inputs such as estimates of patient enrollment, patient cycles incurred, clinical site activations, and other pass-through costs. These inputs are required to be estimated due to a lag in receiving the actual clinical information from third parties. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid expenses and other or other accrued liabilities. These third-party agreements are generally cancellable, and related costs are recorded as research and development expenses as incurred. Non-refundable advance clinical payments for goods or services that will be used or rendered for future research and development activities are recorded as a prepaid asset and recognized as expense as the related goods are delivered or the related services are performed. When evaluating the adequacy of the accrued expenses, we analyze the progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made. The historical clinical accrual estimates have not been materially different from the actual costs.
Warrant liabilities
The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the consolidated statement of operations. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
We determined the initial value of the Warrants using a combination of the Black-Scholes option pricing model and Monte Carlo model, which are considered Level 3 fair value measurements. These models consider several variables and assumptions in estimating the fair value of financial instruments, including the per-share fair value of the underlying common stock, exercise price, expected term, risk-free interest rate, expected stock price volatility over the expected term, and expected annual dividend yield. Certain inputs utilized in our Black-Scholes option pricing model may fluctuate in future periods based upon factors which are outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liability which could also result in material non-cash gain or loss being reported in our consolidated statement of operations.
See additional discussion in "Notes to the Consolidated Financial Statements - Note 7 and 12" appearing elsewhere in this Annual Report.
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
Interest rate risk
We had cash, cash equivalents and short-term investments of $97.9 million and $62.9 million as of December 31, 2024 and 2023, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, corporate bonds, United States government debt securities, and certificates of deposit. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our investments consist of corporate bonds, United States government debt securities and certificates of deposit, which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
Item 8.    Financial Statements and Supplementary Data
The information required by this Item 8 is contained on pages F-1 through F-53 of this Annual Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of December 31, 2024, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
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
Insider Trading Policies and Procedures
The Company has insider trading policies and procedures that govern the purchase, sale, and other dispositions of its securities by directors, officers, and employees, and by the Company itself/and have implemented processes for the Company. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards.
Item 11.    Executive Compensation
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
Item 14.    Principal Accounting Fees and Services
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report:
1.Financial Statements.
Consolidated Financial Statements of Precigen, Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Mezzanine Equity and Shareholders' Equity for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022
Notes to the Consolidated Financial Statements
2.Financial Statement Schedules.
All financial statement schedules have been omitted because either the required information is not applicable or the information required is included in the consolidated financial statements and notes thereto included in this Annual Report.
3.Exhibits.
The exhibits are listed in Item 15(b) below.
(b)Exhibits
The following exhibits are filed with this Annual Report or incorporated by reference:

Exhibit No.	Description

3.1*	Amended and Restated Articles of Incorporation (11)

3.1A*	Articles of Amendment to the Amended and Restated Articles of Incorporation (18)

3.2*	Amended and Restated Bylaws (14)

4.1*	Specimen certificate evidencing shares of common stock (16)

4.3	Description of Securities (12)

4.4*	Form of Certificate for the 8.00% Series A Convertible Perpetual Preferred Stock (18)

10.1†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 9, 2014 (2)

10.1A†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, Form of Restricted Stock Agreement (2)

10.1B†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, Form of Incentive Stock Option Agreement (2)

10.1C†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, Form of Nonqualified Stock Option Agreement (2)

10.1D†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 11, 2015 (3)

10.1E†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 9, 2016 (4)

10.1F†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 28, 2017 (5)

10.1G†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective as of June 7, 2018 (7)

10.1H†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective as of June 12, 2019 (9)

10.1I†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective January 5, 2020 (13)

10.1J†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective as of June 19, 2020 (15)

10.1K†*	2013 Amended and Restated Omnibus Incentive Plan of the Company, as amended, Form of Restricted Stock Unit Agreement for Officers (6)

10.1L†*	2013 Amended and Restated Omnibus Incentive Plan of the Company, as amended, Form of Restricted Stock Unit Agreement for Directors (6)

10.2*	2019 Incentive Plan of the Company for Non-Employee Service Providers, effective as of June 12, 2019 (9)

10.3†*	Form of Continuing Employment Agreement (2019) (8)

10.4†*	Employment Agreement, dated January 1, 2020, by and between the Company and Helen Sabzevari, Ph.D. (10)

10.5†*	Executive Chairman Compensation Arrangement, by and between the Company and Randal J. Kirk (17)

10.6*	Securities Issuance Agreement by and among the Company, The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center dated as of January 13, 2015 (1)

10.7†*	Precigen, Inc. 2023 Omnibus Incentive Plan (10)

10.8†*	Form of Restricted Stock Unit Agreement under the 2023 Omnibus Incentive Plan (19)

10.9†**	Form of Incentive Stock Option Agreement under the 2023 Omnibus Incentive Plan (19)

10.10†**	Form of Continuing Employment Agreement (19)

10.11†*	Form of Performance Stock Unit Agreement under the 2023 Omnibus Incentive Plan (17)
10.12*	Securities Purchase Agreement, dated December 27, 2024 between Precigen Inc. and the Investors party thereto (18)

10.13*	Registration Rights Agreement, dated December 30, 2024 between Precigen Inc. and the Investors party thereto (18)

10.14*	Form of Common Stock Purchase Warrant (18)

10.15††	Product Commercialization Agreement with EVERSANA Life Science Services, LLC, dated March 19, 2025

19.1	Insider Trading Policy

21.1	List of Subsidiaries of Precigen, Inc.

23.1	Consent of Deloitte & Touche LLP

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

101**
Interactive Data File (Precigen, Inc. and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2024, 2023, and 2022, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) the Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022, (iii) the Consolidated Statements of Shareholders' and Total Equity for the years ended December 31, 2024, 2023, and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022 and (v) the Notes to the Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Previously filed and incorporated by reference to the exhibit indicated in the following filings by the Company:

(1)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2015.

(2)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2014.

(3)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2015.

(4)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2016.

(5)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2017.

(6)	Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2018.

(7)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 8, 2018.

(8)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2019.

(9)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2019.

(10)	Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 6, 2023.

(11)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2020.

(12)	Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2020.

(13)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2020.

(14)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2020.

(15)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2020.

(16)	Registration Statement on Form S-3, filed with the Securities and Exchange Commission on June 22, 2020.

(17)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2020.

(18)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 30, 2024

(19)	Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 2024.
**    Furnished herewith

†    Indicates management contract or compensatory plan.

††    Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
(c)Financial Statement Schedules
The response to Item 15(a)2 is incorporated herein by reference as applicable.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 19, 2025

PRECIGEN, INC.

By:	/S/ HELEN SABZEVARI
Helen Sabzevari Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HELEN SABZEVARI	Chief Executive Officer and Director (Principal Executive Officer)	3/19/2025
Helen Sabzevari

/S/ HARRY THOMASIAN JR.	Chief Financial Officer (Principal Accounting and Financial Officer)	3/19/2025
Harry Thomasian Jr.

/S/ RANDAL J. KIRK	Executive Chairman	3/19/2025
Randal J. Kirk

/S/ NANCY H. AGEE	Director	3/19/2025
Nancy H. Agee

/S/ CESAR L. ALVAREZ	Director	3/19/2025
Cesar L. Alvarez

/S/ STEVEN FRANK	Director	3/19/2025
Steven Frank

/S/ VINITA D. GUPTA	Director	3/19/2025
Vinita D. Gupta

/S/ FRED HASSAN	Director	3/19/2025
Fred Hassan

/S/ JEFFREY B. KINDLER	Director	3/19/2025
Jeffrey B. Kindler

/S/ JAMES S. TURLEY	Director	3/19/2025
James S. Turley

Precigen, Inc. and Subsidiaries
Consolidated Financial Statements
December 31, 2024, 2023, and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Precigen, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Precigen, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses, cash used in operations, and had an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Warrant Liability – Refer to Notes 2, 7, and 12 to the financial statements
Critical Audit Matter Description
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms. Liability-classified warrants are recorded at their fair value and are subject to subsequent remeasurement at each consolidated balance sheet date until the warrants are exercised or expired, and any change in fair value is recognized in the Company’s statements of operations and comprehensive loss. The Company entered into a Securities

Purchase Agreement with investors for the sale of its 8.00% Series A Convertible Perpetual Preferred Stock and warrants to purchase 52,666,669 shares of its common stock, no par value per share at an exercise price of $0.75 per share in a private placement. The Company sold an aggregate of 79,000 shares of Preferred Stock. As the warrants do not meet all the requirements for equity classification under ASC 815, Derivatives and Hedging, they are therefore accounted for as a warrant liability at fair value on the Company’s consolidated balance sheet, with subsequent changes in fair value recognized in the consolidated statement of operations at each reporting date.
The Company uses the Black-Scholes option pricing model (“Black-Scholes model”) to estimate the fair value of the warrants and the Black-Scholes model within a Monte Carlo simulation model to determine the fair value of the PIK warrants. Estimates and assumptions affecting the fair value measurement as of December 31, 2024 include the Term to PIK dividend payment rate; risk-free interest rate; the expected volatility of common stock; the fair value per share of the underlying shares of common stock; the expected term of the warrants; and a zero-dividend yield. The most significant assumption impacting the fair value of the warrants is the expected volatility of common stock, which the Company based primarily on the blended equity volatiles of the Company and guideline public companies, which were selected based on the similarity of their operations to those of the Company as well as their tenure as a public company. As of December 31, 2024, the warrant liability was $50.5 million.
We identified warrants as a critical audit matter because of the significant judgments necessary in determining the consolidated balance sheet classification and the fair value of the warrant liability. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s expected volatility of common stock, including selection of the comparable public companies.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to determining the consolidated balance sheet classification and the fair value of the warrant liability included the following, among others:
•We evaluated the adequacy of management’s accounting assessment and their conclusion to classify warrants as a liability considering ASC 815 and ASC 480, Distinguishing Liabilities from Equity.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the fair value measurement of the warrant liability, as follows:
–Evaluated management’s selection of the Black-Scholes model and Monte Carlo model to determine the fair value measurements of the warrant liability.
–Evaluated the incorporation of the applicable estimates and assumptions into the Black-Scholes model and risk-free interest rate as well as testing the model’s mathematical accuracy.
–Tested the underlying source information used by management in making the estimates and assumptions, including the selection of the comparable public companies used in the expected volatility of the common stock.
–Developed an independent estimate and compared our estimate to that used by management.
•We evaluated the presentation of the warrants in the financial statements and the related fair value measurement disclosure.
/s/ Deloitte & Touche LLP
Baltimore, Maryland
March 19, 2025
We have served as the Company’s auditor since 2019.

Precigen, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2024, and 2023

(Amounts in thousands, except share data)	2024	2023
Assets
Current assets
Cash and cash equivalents	$29,517	$7,578
Short-term investments	68,393	55,277
Receivables
Trade, less allowance for credit losses of $0 and $184 as of December 31, 2024 and 2023, respectively.	926	902
Other	237	673
Prepaid expenses and other	3,341	4,325
Total current assets	102,414	68,755
Property, plant and equipment, net	13,831	7,111
Intangible assets, net	4,455	40,701
Goodwill	19,139	26,612
Right-of-use assets	5,056	7,097
Other assets	371	767
Total assets	$145,266	$151,043

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2024 and 2023

(Amounts in thousands, except share data)	2024	2023
Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$3,531	$1,726
Accrued compensation and benefits	8,417	8,250
Other accrued liabilities	4,812	6,223
Indemnification accrual	3,213	5,075
Deferred revenue	589	509
Current portion of lease liabilities	956	1,202
Total current liabilities	21,518	22,985
Deferred revenue, net of current portion	1,934	1,818
Lease liabilities, net of current portion	4,546	5,895
Deferred tax liabilities	—	1,847
Warrant liabilities	50,537	—
Total liabilities	78,535	32,545
Commitments and contingencies (Note 15)
Mezzanine Equity
Series A Preferred Stock, no par value, 81,000 shares and zero shares authorized as of December 31, 2024 and December 31, 2023, respectively; 79,000 shares and zero shares issued as of December 31, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $79,000 as of December 31, 2024.	28,218	—
Shareholders' equity
Common stock, no par value, 400,000,000 shares authorized as of December 31, 2024 and 2023; 292,869,097 shares and 256,398,527 shares issued as of December 31, 2024 and 2023, 107,130,903 shares and 248,919,096 shares outstanding as of December 31, 2024 and 2023, respectively.	—	—
Additional paid-in capital	2,129,207	2,084,916
Accumulated deficit	(2,090,706)	(1,964,471)
Accumulated other comprehensive income (loss)	12	(1,947)
Total shareholders' equity	38,513	118,498
Total liabilities, mezzanine equity and shareholders' equity	$145,266	$151,043

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2024, 2023, and 2022

(Amounts in thousands, except share and per share data)	2024	2023	2022
Revenues
Collaboration and licensing revenues, including $14,561 from related parties in 2022.	$—	$75	$14,661
Product revenues	422	840	1,903
Service revenues	3,470	5,301	10,094
Other revenues	33	9	251
Total revenues	3,925	6,225	26,909
Operating Expenses
Cost of products and services	4,267	6,119	6,339
Research and development	53,070	48,614	47,170
Selling, general and administrative	41,293	40,415	48,006
Impairment of goodwill	7,409	10,390	482
Impairment of other noncurrent assets	32,915	445	638
Total operating expenses	138,954	105,983	102,635
Operating loss	(135,029)	(99,758)	(75,726)
Other Income (Expense), Net
Interest expense	(6)	(468)	(6,774)
Interest income	1,418	3,237	133
Other income, net	5,589	627	1,539
Total other income (expense), net	7,001	3,396	(5,102)
Equity in net income of affiliates	—	—	862
Loss from continuing operations before income taxes	(128,028)	(96,362)	(79,966)
Income tax benefit	1,793	458	189
Loss from continuing operations	(126,235)	(95,904)	(79,777)
Income from discontinued operations, net of income tax benefit	—	—	108,094
Net (loss) income	$(126,235)	$(95,904)	$28,317
Net (Loss) Income per Share
Net loss from continuing operations per share, basic and diluted	$(0.47)	$(0.39)	$(0.40)
Net income from discontinued operations per share, basic and diluted	—	—	0.54
Net (loss) Income per share, basic and diluted	$(0.47)	$(0.39)	$0.14
Weighted average shares outstanding, basic and diluted	267,727,426	244,536,221	200,360,821

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
Years Ended December 31, 2024, 2023, and 2022

(Amounts in thousands)	2024	2023	2022
Net (loss) income	$(126,235)	$(95,904)	$28,317
Other comprehensive income (loss):
Unrealized gain (loss) on investments	43	727	(431)
Gain (loss) on foreign currency translation adjustments	(999)	814	(3,262)
Release of cumulative foreign currency translation adjustments to net loss from discontinued operations	2,915	—	—
Comprehensive (loss) income	$(124,276)	$(94,363)	$24,624

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Mezzanine Equity and Shareholders' Equity
Years Ended December 31, 2024, 2023, and 2022

(Amounts in thousands, except share data)	Mezzanine Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2021	—	$—	206,739,874	$—	—	$—	$2,022,701	$203	$(1,915,556)	$107,348
Cumulative effect of adoption of ASU 2020-06	—	—	—	—	—	—	(36,868)	—	18,672	(18,196)
Stock-based compensation expense	—	—	—	—	—	—	10,207	—		10,207
Shares issued upon vesting of restricted stock units and for exercises of stock options	—	—	354,089	—	—	—	1	—	—	1
Shares issued for accrued compensation	—	—	772,071	—	—	—	1,698	—	—	1,698
Shares issued as payment for services	—	—	283,987	—	—	—	575	—	—	575
Net income	—	—	—	—	—	—	—	—	28,317	28,317
Other comprehensive loss	—	—	—	—	—	—	—	(3,691)	—	(3,691)
Balances at December 31, 2022	—	$—	208,150,021	$—	—	$—	$1,998,314	$(3,488)	$(1,868,567)	$126,259

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Mezzanine Equity and Shareholders' Equity
Years Ended December 31, 2024, 2023, and 2022

(Amounts in thousands, except share data)	Mezzanine Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	208,150,021	$—	—	$—	$1,998,314	$(3,488)	$(1,868,567)	$126,259
Stock-based compensation expense	—	—	—	—	—	—	9,888	—	—	9,888
Shares issued upon vesting of restricted stock units and for exercises of stock options	—	—	751,233	—	—	—	—	—	—	—
Shares issued for accrued compensation	—	—	3,068,825	—	—	—	3,361	—	—	3,361
Shares issued as payment for services	—	—	465,808	—	—	—	545	—	—	545
Shares issued in public offering, net of issuance costs	—	—	43,962,640	—	—	—	72,808	—	—	72,808
Shares returned pursuant to share lending agreement	—	—	(7,479,431)	—	7,479,431	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(95,904)	(95,904)
Other comprehensive income	—	—	—	—	—	—	—	1,541	—	1,541
Balances at December 31, 2023	—	$—	248,919,096	$—	7,479,431	$—	$2,084,916	$(1,947)	$(1,964,471)	$118,498

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Mezzanine Equity and Shareholders' Equity
Years Ended December 31, 2024, 2023, and 2022

(Amounts in thousands, except share data)	Mezzanine Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	$—	248,919,096	$—	7,479,431	$—	$2,084,916	$(1,947)	$(1,964,471)	$118,498
Stock-based compensation expense	—	—	—	—	—	—	9,471	—	—	9,471
Shares issued upon vesting of restricted stock units and for exercises of stock options	—	—	1,514,394	—	(1,514,394)	—	346	—	—	346
Shares issued for accrued compensation	—	—	2,170,885	—	(2,170,885)	—	3,039	—	—	3,039
Shares issued as payment for services	—	—	385,783	—	(385,783)	—	553	—	—	553
Shares issued in public offering, net of issuance costs	—	—	39,878,939	—	(3,408,369)	—	30,882	—	—	30,882
Net loss	—	—	—	—	—	—	—	—	(126,235)	(126,235)
Issuance of Series A Preferred Stock	79,000	28,218	—	—	—	—	—	—	—	—
Reclassification of cumulative foreign currency translation adjustments to other income (expense), net	—	—	—	—	—	—	—	2,915	—	2,915
Other comprehensive loss	—	—	—	—	—	—	—	(956)	—	(956)
Balances at December 31, 2024	79,000	$28,218	292,869,097	$—	—	$—	$2,129,207	$12	$(2,090,706)	$38,513

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023, and 2022

(Amounts in thousands)	2024	2023	2022
Cash flows from operating activities
Net (loss) income	$(126,235)	$(95,904)	$28,317
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,526	6,668	10,765
(Loss) Gain on disposals of assets, net	(2)	(72)	421
Impairment of goodwill	7,409	10,390	482
Impairment of other noncurrent assets	32,915	445	638
Gain on sale of discontinued operations	—	—	(94,702)
Gain on debt retirement	—	(60)	(961)
Loss on reclassification of cumulative foreign currency translation adjustments	2,915	—	—
Amortization of premiums (discounts) on investments, net	(883)	(1,809)	832
Equity in net income of affiliates	—	—	(862)
Stock-based compensation expense	9,471	9,888	10,206
Shares issued as payment for services	553	545	575
Provision for credit losses	—	—	944
Accretion of debt discount and amortization of deferred financing costs	—	60	1,042
Deferred income taxes	(1,795)	(479)	(150)
Issuance cost related to Warrants	292	—	—
Other noncash items	—	2	107
Changes in operating assets and liabilities:
Receivables:
Trade	(24)	76	(2,175)
Other	438	12,153	(11,338)
Prepaid expenses and other	981	748	2,630
Other assets	120	129	(101)
Accounts payable	1,549	(2,421)	379
Accrued compensation and benefits	3,145	5,227	(37)
Other accrued liabilities	(1,827)	782	(1,517)
Deferred revenue	196	484	(23,396)
Lease liabilities	(55)	(107)	(107)
Other long-term liabilities	—	—	(37)
Indemnification Accruals	(1,862)	(13,675)	13,000
Net cash used in operating activities	(68,173)	(66,930)	(65,045)
The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023, and 2022

(Amounts in thousands)	2024	2023	2022
Cash flows from investing activities
Purchases of investments	(187,206)	(185,026)	—
Sales and maturities of investments	175,016	183,377	68,441
Purchases of property, plant and equipment	(8,584)	(1,536)	(4,924)
Proceeds from sale of assets	60	98	594
Proceeds from sale of discontinued operations	—	—	162,306
Net cash (used in) provided by investing activities	(20,714)	(3,087)	226,417
Cash flows from financing activities
Proceeds from issuance of common stock , net of issuance costs	31,237	72,808	—
Payments of long-term debt, including cost to retire of $120 and $588 in 2023 and 2022, respectively	—	(43,219)	(155,293)
Proceeds from issuance of Series A Preferred Stock and Warrants	79,000	—	—
Proceeds from stock option exercises	346	—	1
Net cash provided by (used in) financing activities	110,583	29,589	(155,292)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(27)	(320)	(827)
Net increase (decrease) in cash, cash equivalents, and restricted cash	21,669	(40,748)	5,253
Cash, cash equivalents, and restricted cash
Beginning of year	7,848	48,596	43,343
End of year	$29,517	$7,848	$48,596

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023, and 2022

(Amounts in thousands)	2024	2023	2022
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7	$1,171	$8,535
Cash paid during the period for income taxes	4	21	—
Significant noncash activities
Accrued compensation paid in equity awards	3,039	3,361	1,698
Purchases of property and equipment included in accounts payable and other accrued liabilities	341	566	40
Issuance costs included in accounts payable and other accrued liabilities	892	—	—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of December 31, 2024 and 2023 as shown above:

	2024	2023
Cash and cash equivalents	$29,517	$7,578
Restricted cash included in other assets	—	270
Cash, cash equivalents, and restricted cash	$29,517	$7,848

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
1. Organization and Basis of Presentation
Precigen, Inc. ("Precigen"), a Virginia corporation, is a dedicated discovery and clinical-stage biopharmaceutical company advancing the next generation of gene and cell therapies with the overall goal of improving outcomes for patients with significant unmet medical needs. Precigen is leveraging its proprietary technology platforms to develop product candidates designed to target urgent and intractable diseases in its core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases. Precigen has developed an extensive pipeline of therapies across multiple indications within these core focus areas. Precigen’s primary operations are located in the State of Maryland. Precigen’s leading product candidate is PRGN-2012, an AdenoVerse® gene therapy. Zopapogene imadenovec is the nonproprietary name for the investigational therapeutic known as PRGN-2012. Zopapogene imadenovec has not been approved by any health authority in any country for any indication. The United States Food and Drug Administration ("FDA") granted priority review to PRGN-2012 Biologics License Application ("BLA") with a Prescription Drug User Fee Act ("PDUFA") target action date set for August 27, 2025. This therapy is intended for the treatment of adults with recurrent respiratory papillomatosis ("RRP").
Precigen also has one wholly owned operating subsidiary, consisting of Exemplar Genetics, LLC, doing business as Precigen Exemplar ("Exemplar").
Precigen's other historical operating subsidiary, Precigen ActoBio, Inc. ("ActoBio") ceased operations during 2024. Actobio utilized a proprietary class of microbe-based biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics, with its primary operations were located in Ghent, Belgium. As part of a continuing effort to strategically prioritize the application of resources to particular development efforts, in 2024, the Company initiated a shutdown of ActoBio's operations. This included terminating leases and employees, and the disposition of certain of its assets and obligations with a focus on the preservation of ActoBio's intellectual property. See Notes 8 and 9 for further discussion related to non-cash impairment charges recorded during 2024, and Note 12 for discussion of cumulative translation losses reclassified into operations in the year ended 2024 in relation to these activities. During the year ended 2024, the Company also recorded a charge related to employee severance and termination benefits related to ActoBio employees of $2,100, fully paid during 2024, of which $1,700 is included in research and development expenses and $400 is included in selling, general and administrative expenses included in the accompanying consolidated statement of operations for the year ended December 31, 2024.
In addition to the actions taken at ActoBio noted above, in August 2024 the Company also began undertaking a strategic prioritization of its clinical portfolio and streamlining of its resources, including a reduction of over 20% of its workforce, to focus on the potential commercialization of the PRGN-2012. These strategic changes are designed to reduce required resources for non-priority programs and enable the Company to focus on pre-commercialization efforts regarding PRGN-2012, including supporting the submission of a rolling biologics license application ("BLA") under an accelerated approval pathway which was filed in the fourth quarter of 2024, conducting a confirmatory clinical trial, and manufacturing commercial product. Additionally, the Company continues the acceleration of commercial readiness efforts for a potential launch in 2025. As a result of the actions taken related to this reduction in its workforce, the Company recorded a charge related to employee severance and termination benefits of $1,639, of which $594 is included in research and development expenses and $1,045 is included in selling, general and administrative expenses included in the accompanying consolidated statement of operations for the year ended December 31, 2024. As of December 31, 2024, $853 of the $1,639 charge was paid, leaving a liability of $786, which is included in accrued compensation and benefits on the consolidated balance sheets.
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

Liquidity and Going Concern
During the twelve months ended December 31, 2024, the Company incurred a net loss of $126,235 and used $68,173 of cash in its operations, and as of December 31, 2024, had an accumulated deficit of $2,090,706. The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows from operations, exclusive of cash sources outside of the Company’s direct control, including potential revenue from PRGN-2012 for the treatment of adults with RRP, to continue in the foreseeable future. In addition, as of December 31, 2024, the Company had $97,910 in cash, cash equivalents and short-term investments, and had no committed source of additional funding. Considering only the forecasted cash flows under its direct control, the Company’s current cash and investments position is not sufficient to fund the Company's planned operations for one year after the date the consolidated financial statements are issued and accordingly, these conditions and events raise substantial doubt about the Company's ability to continue as a going concern.
As the Company continues to incur losses, its transition to profitability will depend on the successful development, approval and commercialization of product candidates and on the achievement of sufficient revenues to support the Company's cost structure.
The analysis used to determine the Company's ability to continue as a going concern does not include cash sources outside of the Company's direct control that management expects to be available within the next twelve months, such as the potential revenue from PRGN-2012 for the treatment of adults with RRP. This potential revenue has been excluded as the BLA, which the FDA accepted and granted priority review in February 2025 (with a PDUFA target action date set for August 27, 2025), has not yet been approved.

In addition, the Company may decide, or be required, to raise additional capital. This additional capital could be raised through a combination of non-dilutive financings (including debt financings, collaborations, strategic alliances, monetization of non-core assets, marketing, distribution or licensing arrangements, and/or dilutive financings including equity and/or debt financings which may include an equity component). Also, any collaborations, strategic alliances, monetization of non-core assets or marketing, distribution or licensing arrangement may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If the approval of the PRGN-2012 BLA is delayed or is not approved, and/or the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, which may include research and development and clinical trials. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company's ability to continue as a going concern.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
The Company has research and development arrangements with third parties that include upfront and milestone payments. As of December 31, 2024 and 2023, the Company had research and development commitments with third parties that had not yet been incurred totaling $5,885 and $17,800, respectively. The commitments are generally cancellable by the Company by providing written notice at least sixty days before the desire termination date.
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
Short-term Investments
As of December 31, 2024 and 2023 short-term investments include corporate bonds, United States government debt securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date.
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
Pre-Launch Inventory
Prior to an initial regulatory authorization for our drug product candidates, we expense costs relating to raw materials and inventory production as research and development expenses in our consolidated statements of operations in the period incurred. We capitalize the costs of production as inventory when we believe regulatory authorization and subsequent commercialization is considered probable and we expect to realize future economic benefit from the sales of the drug product candidate. We have not capitalized any inventory to date in our Biopharmaceuticals reporting segment.
Concentrations of Risk
Due to the Company's fixed rate securities holdings, the Company's investment portfolio is susceptible to changes in interest rates. As of December 31, 2024, gross unrealized losses on the Company's short-term investments were not material. From time to time, the Company may liquidate some or all of its investments to fund operational needs or other activities, such as capital expenditures or business acquisitions. Although the Company has no intent to liquidate such investments, depending on which investments the Company liquidates to fund these activities, the Company could recognize a portion, or all, of the gross unrealized losses.
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade and other receivables. The Company manages credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable.

Equity Method Investments
The Company has accounted for its investment in its joint ventures ("JVs") using the equity method of accounting based upon relative ownership interest. At December 31, 2024 and 2023, the Company does not hold any material investments in JVs.
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
As of December 31, 2024 and 2023, the Company determined that certain of its collaborators and JVs were VIEs. The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact on the economic performance of the VIEs. As of December 31, 2024 and 2023, the Company had no risk of loss related to the identified VIEs.
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
The following table shows the activity in the allowance for credit losses for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Beginning balance	$184	$184	$1,693
Charged to operating expenses	—	—	—
Write offs of accounts receivable, net of recoveries	(184)	—	(1,509)
Ending balance	$—	$184	$184
Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Major additions or betterments are capitalized, and repairs and maintenance are expensed as incurred. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of these assets from continuing operations are as follows:

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
When the Company performs quantitative evaluations, the fair value of the reporting units is primarily determined based on the income approach. The income approach is a valuation technique in which fair value is based on forecasted future cash flows, discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The forecast used in the Company's estimation of fair value was developed by management based on historical operating results, incorporating adjustments to reflect management's planned changes in operations and market considerations. The discount rate utilizes a risk adjusted weighted average cost of capital.
See Note 9 for additional discussion regarding goodwill impairment charges recorded in the years ended December 31, 2024, and 2023.
Intangible Assets
Intangible assets subject to amortization consist of patents, developed technologies and know-how; customer relationships; and trademarks acquired as a result of mergers and acquisitions. These intangible assets are subject to amortization, were recorded at fair value at the date of acquisition, and are stated net of accumulated amortization.
The Company amortizes long-lived intangible assets to reflect the pattern in which the economic benefits of the intangible asset are expected to be realized. The intangible assets are amortized over their estimated useful lives, ranging from seven to thirteen years with an average of ten years for the patents, developed technologies, and know-how; customer relationships; and trademarks.

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
See Notes 8 and 9 for additional discussion of impairment of long-lived assets for the years ended December 31, 2024, 2023, and 2022.
Foreign Currency Translation
The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into United States dollars at the exchange rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in the Consolidated Statement of Operations after the closure of ActoBio in 2024. Prior to that, foreign currency translations adjustments were recorded in the consolidate statements of comprehensive (loss) income. Revenue and expense amounts are translated at average rates during the period.
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
Share-Based Payments
Precigen uses the Black-Scholes option pricing model to estimate the grant-date fair value of all stock options. The Black-Scholes option pricing model requires the use of assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Through 2019, since Precigen did not have sufficient history to estimate the expected volatility of its common stock price, expected volatility was based on a blended approach that utilized the volatility of Precigen's common stock and the volatility of peer public entities that were similar in size and industry. Beginning in 2020, for stock options with an expected term where there is sufficient history available, expected volatility is based on the volatility of Precigen's common stock. For any stock options where sufficient history is not available for the expected term, expected volatility is based on the blended approach discussed above. Precigen estimates the expected term of options based on previous history of exercises unless certain terms of the stock option require a different expected term that more appropriately reflects the estimated life of the stock option. The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield is 0% as Precigen does not expect to declare cash dividends in the near future. The fair value of the underlying common stock is determined based on the quoted market price on the Nasdaq Global Select Market ("Nasdaq"). Forfeitures are recorded when incurred. The assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2024, 2023, and 2022 are set forth in the table below:

	2024	2023	2022
Valuation assumptions
Expected dividend yield	0%	0%	0%
Expected volatility	85%–95%	85%–95%	87%–89%
Expected term (years)	6.00-10.00	6.00-10.00	6.25
Risk-free interest rate	3.55%–4.56%	3.52%–4.80%	1.64%–4.12%

Grant date fair value for the Company's restricted stock units ("RSUs") and performance based restricted stocks units ("PSUs") are based on the fair value of the underlying common stock as determined based on the quoted market price on the Nasdaq on the date of grant.
Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net income (loss) per share calculation, shares to be issued pursuant to stock options, RSUs, PSUs, and the Warrants are considered to be common stock equivalents but are excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive as described in the next paragraph, therefore, basic and diluted net income (loss) per share were the same for all periods presented. See Note 12 for further discussion of the Company's Share Lending Agreement, which was terminated in October 2023.
In accordance with ASC 260, the control number for determining whether including potential common shares in the diluted earnings per share, or EPS, computation would be antidilutive should be income from continuing operations. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if the entity has net income after adjusting for a discontinued operation. The following potentially dilutive securities as of December 31, 2024, 2023, and 2022, have been excluded from the computations of diluted weighted average shares outstanding for the years then ended as they would have been anti-dilutive:

	December 31,
	2024	2023	2022
Options	25,924,734	22,057,340	15,201,276
Restricted stock units	826,057	961,534	697,815
Performance stock units	3,178,000	—	—
Total	29,928,791	23,018,874	15,899,091

In addition, the Company's Convertible Notes, prior to their retirement in the second quarter of 2023, were convertible into common stock at an exercise price of approximately $17.05 per share of common stock, representing approximately 2,542,420 shares at December 31, 2022. The shares underlying the Convertibles Notes were considered for the dilutive calculation but were excluded in all years presented as their effect is antidilutive. See Note 10 for further discussion of the Convertible Notes. The table above does not include approximately 70,222,215 shares of common stock initially underlying the Series A Preferred Stock and 52,666,669 shares of common stock, initially underlying the Warrants, as exercisability of the Series A Preferred Stock and the Warrants is contingent upon the Company increasing the number of authorized shares of common stock, which was not obtained as of December 31, 2024.
Gain on transfers of nonfinancial assets
The Company accounts for dispositions of intellectual and property rights, which are considered nonfinancial assets, in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) and recognizes a gain or loss on sale upon transferring control of the nonfinancial asset to the purchaser, which is generally satisfied at the time of sale. The Company has concluded that the assets are not an output of the entity's ordinary activities, so the transaction is not within the scope of ASC 606. In connection with the sale in December 2024 of intellectual property rights and royalty rights related to FCX-007, a clinical stage product candidate being developed by Castle Creek Biosciences, LLC, the Company recognized a gain of $8,500 recorded in the Consolidated Statement of Operations within Other Income (Expense), net, for the year ended December 31, 2024.
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

Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For equity-classified warrants, the fair value is not remeasured.
Mezzanine Equity
Where ordinary or preferred shares are determined to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the Company, and upon such event, the shares would become redeemable at the option of the holder, or when the Company currently does not have a sufficient number of authorized and unissued shares available to share settle the instrument, they are classified as 'mezzanine equity' (temporary equity). The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future.
The Company evaluates whether the contingent redemption provisions are probable of becoming redeemable to determine whether the carrying value of the redeemable convertible preferred units are required to be remeasured to their respective redemption values. All instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g. more equity-like or debt-like). Features identified as freestanding instruments or bifurcated embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures. According to ASU 2023-07, public entities are required to disclose its significant segment expense categories and amounts for each reportable segment. A significant segment expense is an expense that is significant to the segment, regularly provided to or easily computed from information regularly provided to the chief operating decision maker and included in the reported measure of segment profit or loss. In the fiscal year ended December 31, 2024, the Company adopted ASU 2023-07, which was applied retrospectively to all prior periods presented. This adoption resulted in the disclosure of significant expense categories and amounts for each reportable segment, which are regularly provided to the CODM and included in the reported Segment Adjusted EBITDA. Previous Segment Adjusted EBITDA disclosures have been adjusted for comparability. See Note 16 for further discussion on Segment Adjusted EBITDA.
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

In November 2024, the FASB issued ASU 2024-03, in order to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in ASU 2024-03 require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses in interim and year-end reporting periods. The amendments in this ASU apply to all public business entities and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.

In November 2024, the FASB issued ASU 2024-04 to improve the relevance and consistency in the application of induced conversion guidance in Subtopic 470-20, Debt— Debt with Conversion and Other Options. The amendments in this Update affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods.
There are no other new accounting standards which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
3. Discontinued Operations
Trans Ova
As part of the Company's strategic shift to becoming a primarily healthcare company, as discussed in Note 1, on August 18, 2022, the Company completed the sale of 100% of the issued and outstanding membership interests in its wholly-owned subsidiary, Trans Ova, to Spring Bidco LLC (the "Buyer"), a Delaware limited liability company for $170,000 and up to $10,000 in cash earn-out payments contingent upon the performance of Trans Ova in each of 2022 and 2023, $5,000 for each year (the “Transaction”). The Company received $162,306 in proceeds, net of certain transaction costs, on August 18, 2022, after giving effect to the preliminary closing purchase price adjustments. The final working capital adjustment of $936 was received in the fourth quarter of 2022. In February 2023, the Buyer notified the company that Trans Ova did not meet the financial measures required in 2022 in order to require the first $5,000 earn-out payment. In April 2024, the Buyer notified the Company that Trans Ova did not meet the financial measures required in 2023 in order to require the second $5,000 earn-out payment. The Company has disputed certain items reflected in the 2023 financial measures presented by the Buyer in the aforementioned notification.
The Company elected to account for the contingent consideration arrangement as a gain contingency in accordance with ASC 450, Contingencies (Subtopic 450-30). Under this approach, the Company recognizes the contingent consideration receivable in earnings after the contingency is resolved. Accordingly, to determine the initial gain on the sale of Trans Ova, the Company did not include an amount related to the contingent consideration arrangement as part of the consideration received. In addition, no amounts have been recorded as a gain contingency subsequent to the sale of Trans Ova.
In connection with the Transaction, the Company is required to indemnify the Buyer for certain expenses incurred post close (related to covenants and certain additional specified liabilities including certain patent infringement lawsuits), if incurred, in amounts not to exceed $5,750, which was recorded as a reduction of the gain on divestiture in the third quarter of 2022. As of December 31, 2024, and 2023, $3,213 and $5,075 were included in indemnification accrual on the consolidated balance sheets, respectively. During 2024, the Company paid $1,862 for expenses incurred by the Buyer for the period from July 2023 to December 2023. In addition, during 2023, the Company paid $675 for indemnification claims against this liability for the period from the date of sale to June 2023.
The following table presents the financial results of discontinued operations related to TransOva through the date of disposition in 2022:

Year Ended December 31,
2022
Product revenues	$21,494
Service revenues	49,657
Total revenues	71,151
Cost of products	18,634
Cost of services	22,701
Research and development	2,348
Selling, general and administrative	15,215
Total operating expenses	58,898
Operating income	12,253
Other income, net	1,139
Gain on divestiture	94,702
Income before income taxes	108,094
Income tax (expense) benefit	—
Income from discontinued operations	$108,094
The following table presents the significant noncash items, purchases of property, plant and equipment, and proceeds from sales of assets for the discontinued operations related to Trans Ova that are included in the accompanying consolidated statements of cash flows for the year ended December 31, 2022:

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	$3,574
Loss on disposal of assets	421
Provision for credit losses	944
Stock-based compensation expense	9
Cash flows from investing activities
Purchases of property, plant and equipment	(3,529)
Proceeds from sales of assets	594
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
The Company recorded the $7,000 payment as a reduction of the revenue in 2022 (from deferred revenue – see Note 5) upon the Company obtaining control of Intrexon Energy Partners and Intrexon Energy Partners II. The fair value of the net assets of Intrexon Energy Partners and Intrexon Energy Partners II at the acquisition date was deemed to be substantially $0. The Company liquidated and dissolved Intrexon Energy Partners and Intrexon Energy Partners II during the fourth quarter of 2022, which did not have a material impact on the financial statements of the Company.
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

The following table summarizes the amounts recorded as revenue in the consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the years ended December 31, 2023 and 2022. There was no such revenue in the year ended December 31, 2024.

	Year Ended December 31,
	2023	2022
Intrexon Energy Partners, LLC	—	3,768
Intrexon Energy Partners II, LLC	—	10,793
Other	75	100
Total (1)	$75	$14,661
(1)Collaboration and licensing revenue recognized for the year ended December 31, 2022, includes the recognition of $14,561, associated with upfront and milestone payments which were previously deferred.
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
Deferred revenue consisted of the following:

	December 31,
	2024	2023
Collaboration and licensing agreements	$1,818	$1,818
Prepaid product and service revenues	15	15
Other	690	494
Total	$2,523	$2,327
Current portion of deferred revenue	$589	$509
Long-term portion of deferred revenue	1,934	1,818
Total	$2,523	$2,327

6. Short-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
United States government debt securities	$67,464	$15	$(5)	$67,474
Certificates of deposit	848	3	—	851
Corporate Bonds	69	—	(1)	68
Total	$68,381	$18	$(6)	$68,393
The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
United States government debt securities	$51,704	$102	$(135)	$51,671
Certificates of deposit	3,361	1	(1)	3,361
Corporate Bonds	245	—	—	$245
Total	$55,310	$103	$(136)	$55,277
In addition, at December 31, 2024 and December 31, 2023, the Company held U.S. government debt securities valued at $24,169 and $1,502, respectively, which was included in cash and cash equivalents in the consolidated balance sheets as these investments had an original maturity of less than three months when purchased.
See Notes 2 and 7 for further discussion on the Company's method for determining the fair value of its assets.
The estimated fair value of available-for-sale investments was $68,393 at December 31, 2024, and these available-for-sale investments all contractually mature within one year.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments.
7. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and benefits, and other accrued liabilities approximate fair value due to the short maturity of these instruments.

The following table presents the placement in the fair value hierarchy of financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2024
Assets
United States government debt securities	$—	$67,474	$—	$67,474
Certificates of deposit	—	851	—	851
Corporate Bonds	—	68	—	68
Total Assets	$—	$68,393	$—	$68,393
Liabilities
Warrant liabilities - 2024 Warrants	$—	$—	$50,537	$50,537
Total liabilities	$—	$—	$50,537	$50,537
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of December 31, 2023:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2023
Assets
United States government debt securities	$—	$51,671	$—	$51,671
Certificates of deposit	—	3,361	—	3,361
Corporate Bonds	—	245	—	245
Total Assets	$—	$55,277	$—	$55,277
The method used to estimate the fair value of the Level 2 short-term debt investments in the tables above is based on professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.
Warrant liabilities
The Warrant liabilities (as defined below) are comprised of outstanding warrants to purchase 52,666,669 shares of common stock, no par value per share at an exercise price of $0.75 per share issued in a private placement in December 2024.

The Warrants were accounted for as liabilities as the Warrants provide the holder the right to acquire, via a paid in kind dividend on the Series A Preferred Stock for the first two years following the issue date of the Series A Preferred Stock (see Note 12), a number of additional warrants to purchase shares of common stock equal to 50% of the amount of such paid in kind dividends divided by the $0.75 exercise price ("PIK Warrants"), upon obtaining Shareholder Approval (as defined in Note 12) which fails the requirement of the indexation guidance under ASC 815-40. Furthermore, the Company does not have a sufficient number of authorized and unissued shares available to share settle the instrument and for that reason the Warrants cannot be accounted as an equity-linked instrument. The Warrants and PIK Warrants (together the "Warrant liabilities") are measured at fair value at inception. The fair value of the outstanding Warrants will be re-measured at fair value at the end of each reporting period, unless and until they are reclassified to equity.

We use various option pricing models, such as the Black-Scholes option pricing model and the Monte Carlo simulation model, to estimate fair value of the warrants. In using these models, we make certain assumptions about risk-free interest rates, dividend yields, volatility, expected term of the Warrants and other assumptions. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is estimated from the historical volatility of our common stock as traded on the Nasdaq. The expected term of the Warrants is based on the time to expiration of the Warrants from the date of measurement.

The fair value of the Warrants is estimated using a Black‑Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the Warrant liabilities as of December 31, 2024, include (i) volatility of 86% (discounted for lack of marketability), (ii) risk free interest rate of 4.5%, (iii) strike price ($0.75), (iv) fair value of common stock ($0.93), and (v) expected life of 10 years.

The fair value of the PIK Warrants is estimated using a Black-Scholes option pricing model within a Monte Carlo simulation model framework. The significant assumptions used in preparing the simulation model for valuing the PIK Warrant as of December 31, 2024, include (i) volatility of 86% (discounted for lack of marketability), (ii) risk free interest rate range of 4.13% to 4.2%, (iii) strike price ($0.75), (iii) term to PIK Warrant payment date of one to two years and (vii) expected Company's stock price range to the corresponding PIK Warrant payment date of $0.06 to $3.05.
See Notes 8 and 9 for discussion of non-recurring fair value estimates used in calculating impairment charges recorded during the years ended December 31, 2024, 2023, and 2022.
8. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	December 31,
	2024	2023
Land and land improvements	$164	$164
Buildings and building improvements	2,629	2,629
Furniture and fixtures	364	530
Equipment	16,774	18,576
Leasehold improvements	4,478	4,380
Breeding stock	88	79
Computer hardware and software	3,186	3,459
Construction and other assets in progress	9,019	1,577
	36,702	31,394
Less: Accumulated depreciation and amortization	(22,871)	(24,283)
Property, plant and equipment, net	$13,831	$7,111
Depreciation expense was $1,467, $1,820, and $2,393 for the years ended December 31, 2024, 2023, and 2022, respectively.
Recorded impairment losses of $598, $445 and $638 for the years ended December 31, 2024, 2023, and 2022, respectively, are included in impairment of other noncurrent assets on the accompanying consolidated statement of operations and are primarily related to right-of-use assets and fixed assets at certain of the Company's leased locations.
As discussed in Note 1, during 2024, the Company suspended ActoBio's operations. As a result, the Company reviewed the related property, plant and equipment and right-of-use assets for impairment. Based on the estimated undiscounted cash flows, the Company determined that the related asset values were not fully recoverable and calculated estimated fair values using market participant assumptions. The estimated fair values were lower than the carrying values, and the Company recorded impairment losses of $110 related to property, plant, and equipment and $488 related to the right-of-use assets, which are included in impairment of other noncurrent assets in the accompanying consolidated statements of operations for the year ended December 31, 2024.
9. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the years ended December 31, 2024, and 2023, are as follows:

	2024	2023
Beginning of year	$26,612	$36,923
Impairment	(7,409)	(10,390)
Foreign currency translation adjustments	(64)	79
End of year	$19,139	$26,612

The Company had $32,282 and $24,873 of cumulative goodwill impairment losses as of December 31, 2024, and 2023.
During the second quarter of 2024, in connection with the suspension of ActoBio's operations, as discussed in Note 1, the Company determined the fair value of the ActoBio reporting unit was less than its carrying amount. As a result, the Company recorded a goodwill impairment charge of $1,630, which represented the full amount of goodwill associated with the ActoBio reporting unit.
For the year ended December 31, 2024, and December 31, 2023, the Company recorded $5,779 and $10,390 of impairment charges related to the Exemplar reporting unit, respectively. In connection with the annual 2024 evaluation, the Company completed its calendar year 2025 forecast and revised its outlook for the Exemplar business, resulting in lower financial projections compared to the prior year strategic planning cycle. The revised projections were used as a key input into Exemplar's reporting unit’s annual goodwill impairment test performed as of December 31, 2024. The impairment charge represented the estimated excess of carrying value over fair value of this reporting unit.
The Company determined the fair value of the Exemplar reporting unit in both 2024 and 2023 using the income approach in which fair value derived from forecasted future cash flows, discounted at the appropriate rate of return commensurate with the risk as well as current rates of return for equity and debt capital as of the valuation date. The projections incorporated the effect of current market conditions, including revenue growth, customer attrition, operating margins, capital expenditures, and working capital dynamics. The market-based weighted average cost of capital used in the income approach for the Exemplar reporting unit was 13.0% for 2024 and 12.5% for 2023, and the terminal growth rate used in the discounted cash flow model was 3% for both 2024 and 2023.
See Note 16 for information regarding goodwill by reportable segment.
Intangible assets consist of the following as of December 31, 2024:

	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	10.7	$15,912	$(11,457)	$4,455
Intangible assets consist of the following as of December 31, 2023:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$82,501	$(41,800)	$40,701
During 2024, in connection with the suspension of ActoBio's operations, the Company determined the fair value of ActoBio's certain developed technologies was less than their carrying amount. As a result, the Company recorded an impairment charge of $32,317, which is included in impairment of other noncurrent assets in the accompanying consolidated statements of operations for the year ended December 31, 2024.
Amortization expense was $3,059, $4,848, and $4,798 for the years ended December 31, 2024, 2023, and 2022, respectively. Estimated aggregate amortization expense for definite lived intangible assets is expected to be as follows:

2025	$1,273
2026	1,273
2027	1,273
2028	636
Total	$4,455

10. Debt
Lines of Credit
Exemplar has a $5,000 revolving line of credit with American State Bank that matures on November 1, 2025. As of December 31, 2024, the line of credit bore interest at 8.00% per annum. As of December 31, 2024 and December 31, 2023, there was no outstanding balance.
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
The components of interest expense related to the Convertible Notes were as follows:

	Year Ended December 31,
	2023	2022
Cash interest expense	$397	$5,727
Non-cash interest expense	60	1,042
Total interest expense	$457	$6,769
11. Income Taxes
The components of loss from continuing operations before income taxes are presented below:

	Year Ended December 31,
	2024	2023	2022
Domestic	$(85,879)	$(93,522)	$(76,572)
Foreign	(42,149)	(2,840)	(3,394)
Loss from continuing operations before income taxes	$(128,028)	$(96,362)	$(79,966)
The components of income tax benefit from continuing operations are presented below:

	Year Ended December 31,
	2024	2023	2022
United States federal income taxes:
Deferred	$(41)	$(247)	$37
Foreign income taxes:
Current	—	—	(39)
Deferred	(1,743)	(152)	(198)
State income taxes:
Current	2	21	—
Deferred	(11)	(80)	11
Income tax benefit from continuing operations	$(1,793)	$(458)	$(189)

Income tax benefit from continuing operations for the years ended December 31, 2024, 2023, and 2022 differed from amounts computed by applying the applicable United States federal corporate income tax rate of 21% to loss before income taxes as a result of the following:

	2024	2023	2022
Computed statutory income tax benefit from continuing operations	$(26,886)	$(20,236)	$(16,793)
State and provincial income tax benefit, net of federal income taxes	(4,092)	(6,693)	(2,884)
Nondeductible stock based compensation	313	3,417	179
Nondeductible officer compensation	309	278	263
Impairment of goodwill	551	—	101
Nondeductible equity investment loss	—	—	3,093
Research and development tax incentives	(1,750)	(1,383)	(991)
United States-foreign rate differential	(1,081)	(15)	18
Other, net	60	1,109	533
	(32,576)	(23,523)	(16,481)
Change in valuation allowance for deferred tax assets	30,783	23,065	16,292
Total income tax benefit from continuing operations	$(1,793)	$(458)	$(189)
The tax effects of temporary differences that comprise the deferred tax assets and liabilities included in continuing operations as of December 31, 2024, and 2023, are as follows:

	2024	2023
Deferred tax assets
Allowance for doubtful accounts	$—	$48
Equity securities and investments in affiliates	472	413
Property, plant and equipment	237	369
Intangible assets	56,113	64,013
Accrued liabilities	2,478	3,262
Lease liabilities	1,383	1,834
Stock-based compensation	14,205	14,465
Deferred revenue	503	478
Capitalized research and development cost	29,796	23,918
Research and development tax credits	16,232	13,577
Net operating, capital loss, and interest expense carryforwards	283,926	311,154
Total deferred tax assets	405,345	433,531
Less: (Valuation allowance)	404,074	424,432
Net deferred tax assets	1,271	9,099
Deferred tax liabilities
Right-of-use assets	1,271	1,830
Foreign intangible asset	—	9,116
Total deferred tax liabilities	1,271	10,946
Net deferred tax liabilities included in continuing operations	$—	$(1,847)

Activity within the valuation allowance for deferred tax assets included in continuing operations during the years ended December 31, 2024, 2023, and 2022 was as follows:

	2024	2023	2022
Valuation allowance at beginning of year	$424,432	$401,086	$408,396
Increase (decrease) in valuation allowance as a result of
Current year continuing operations	30,783	23,065	16,292
Discontinued operations treated as asset sales	—	—	(27,909)
Expired attributes	(50,269)	—	—
Adoption of ASU 2020-06	—	—	4,698
Foreign currency translation adjustment	(872)	281	(391)
Valuation allowance at end of year	$404,074	$424,432	$401,086
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
The Company's past issuances of stock and mergers and acquisitions have resulted in ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). As a result, utilization of portions of the net operating losses may be subject to annual limitations, however as of December 31, 2024, all such limited losses applicable to Precigen, other than losses inherited via acquisition, have been fully utilized. As of December 31, 2024, approximately $35,800 of the Company's domestic net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction.
As of December 31, 2024, the Company had net operating loss carryforwards of approximately $969,900 for United States federal income tax purposes available to offset future taxable income, including $757,000 generated after 2017, United States capital loss carryforwards of $100,900, and United States federal and state research and development tax credits of approximately $16,200, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or ("Section 382"). Net operating loss carryforwards generated prior to 2018 will expire if unutilized from 2025 to 2037, and capital loss carryforwards will expire if unutilized from 2025 to 2027. As a result of our past stock issuances, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of December 31, 2024, we had utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of December 31, 2024, approximately $69,800 of domestic net operating losses were acquired via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation. As of December 31, 2024, our direct foreign subsidiaries included in continuing operations had foreign loss carryforwards of approximately $69,800, most of which do not expire.

The increase in tax benefit recognized in the twelve months ended December 31, 2024 is primarily caused by the non-cash impairment of ActoBio's developed technology and goodwill, which resulted in the reduction of the associated deferred tax liability, and was recorded as a discrete item during the second quarter of 2024.
The Company and its subsidiaries do not have material unrecognized tax benefits as of December 31, 2024. The Company does not anticipate significant changes in the amount of unrecognized tax benefits in the next 12 months. The Company's tax returns for the years 2005 and forward are subject to examination by federal or state tax authorities due to the carryforward of unutilized net operating and capital losses and research and development tax credits.

12. Mezzanine Equity and Shareholders' Equity
Under the Company’s amended and restated articles of incorporation the Company is authorized to issue 400,000,000 shares of common stock and 25,000,000 shares of preferred stock.
Amendment to the Articles of Incorporation - Series A Preferred Stock
On December 27, 2024, Precigen filed articles of amendment (the “Articles of Amendment”) to its amended and restated articles of incorporation with the State Corporation Commission of the Commonwealth of Virginia ("SCC") , including a form of certificate for the Series A Preferred Stock, designating 81,000 shares of its authorized and unissued preferred stock as 8.00% Series A Convertible Perpetual Preferred Stock (the "Series A Preferred Stock") and establishing the preferences, limitations and relative rights of the Series A Preferred Stock. The Articles of Amendment became effective following the issuance of a Certificate of Amendment by the SCC to Precigen on December 30, 2024.
Issuances of Preferred Stock and Warrants
On December 30, 2024, the Company issued 79,000 shares of the Series A Preferred Stock with an initial liquidation preference and stated value of $1,000 per share, together with the Warrants (see Note 7), for gross proceeds of $79,000 and net proceeds of $78,463, after deducting offering expenses, which had not been paid as of December 31, 2024. The aggregate exercise price of the Warrants is approximately $39,500, exercisable for an aggregate of 52,666,669 shares of common stock. The terms of the Series A Preferred Stock are summarized below.
Series A Preferred Stock Rights:
Dividend. Dividends on the Series A Preferred Stock will be paid annually in cash at a rate of 8.00% when, as and if declared by the board of directors of Precigen, except that for the first two years following the issue date of the Series A Preferred Stock, such dividends will be paid in kind in the form of an increase to the stated value and the liquidation preference of the Series A Preferred Stock by the amount of such dividends, together with Warrants to acquire a number of additional shares of common stock equal to 50% of the amount of such dividends divided by the $0.75 exercise price of the Warrants, subject to the Shareholder Approval (as described below).
Redemption. The Series A Preferred Stock is redeemable, in whole or in part, for cash at Precigen’s option at any time. The redemption price will be equal to the stated value of the Series A Preferred Stock to be redeemed, plus accumulated and unpaid dividends, if any, to, but excluding, the redemption date. If a fundamental change occurs (as defined in the Articles of Amendment), then holders of the Series A Preferred Stock may require Precigen to repurchase their shares of Series A Preferred Stock for cash. The repurchase price will be equal to the stated value of the shares of Series A Preferred Stock to be repurchased, plus accumulated and unpaid dividends, if any, to, but excluding, the repurchase date.
Conversion. The Series A Preferred Stock will be convertible into common stock at the option of the holders of the Series A Preferred Stock at any time on or after the later of the six-month anniversary of the issue date of the Series A Preferred Stock and the date on which Precigen has, among other things, obtained (1) any shareholder approval that may be required under the listing rules of the Nasdaq Global Select Market, (2) any shareholder approval that may be required to increase the number of authorized shares of common stock sufficient to permit the exercise of the Warrants and to permit the conversion of the Series A Preferred Stock into the maximum number of shares of common stock deliverable upon conversion of all shares of Series A Preferred Stock no later than 180 days after December 30, 2024 and (3) the filing with the SCC and effectiveness of an amendment to Precigen’s amended and restated articles of incorporation evidencing such shareholder approval (collectively, the “Shareholder Approval”). The Series A Preferred Stock will also be convertible into common stock at Precigen’s option at any time on or after the third anniversary of the issue date of the Series A Preferred Stock, but only if the closing sale price per share of common stock equals or exceeds $4.00 for a specified period of time and certain other conditions are satisfied. The Series A Preferred Stock is initially convertible into shares of common stock at a conversion rate of 888.8888 shares of common stock per $1,000 of stated value, for an initial conversion price of approximately $1.125 per share. However, if the arithmetic average of the closing sale prices of the common stock over the five trading day period ending on, and including, the last trading day of the fiscal quarter immediately preceding any conversion date exceeds the conversion price otherwise in effect on such conversion date, then the conversion rate for purposes of such conversion will be a number of shares of common stock per $1,000 of stated value equal to $1,000 divided by such arithmetic average. The conversion rate is also subject to customary adjustments.
The Series A Preferred Stock has no maturity date, ranks senior to the outstanding shares of common stock with respect to the payment of dividends and distributions in liquidation and has a liquidation preference equal to its stated value plus any accrued and unpaid dividends (whether or not declared). Subject to certain limited exceptions, the Series A Preferred Stock and the Warrants are not transferable for six months.
Mezzanine Classification
ASC 480-10-S99-3A(2) of the SEC's Accounting Series Release N0. 268 ("ASR 268") requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268, a company should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A Preferred Stock is redeemable at the option of the holder upon a "fundamental change" (as defined in the agreements) that is not solely within control of the Company, and accordingly, the Company determined that mezzanine treatment is appropriate for the Series A Preferred Stock.

The Series A Preferred Stock was measured at the amount of total proceeds less any offering costs and proceeds allocated to the Warrants, and is presented as such in our consolidated balance sheets and consolidated statements of changes in mezzanine equity and shareholders’ equity as of and for the year ended December 31, 2024. Further, the Company evaluated all embedded features against an equity-like host and concluded none of the embedded features identified within the Series A Preferred Stock require bifurcation as they are either deemed clearly and closely related or not net settleable as a result of a lack of an active market.
Issuances of Precigen Common Stock
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
Share Lending Agreement
Concurrently with the offering of the Convertible Notes (Note 10), Precigen entered into a share lending agreement (the "Share Lending Agreement") with J.P. Morgan Securities LLC (the "Share Borrower") pursuant to which Precigen loaned and delivered 7,479,431 shares of its common stock (the "Borrowed Shares") to the Share Borrower. The Share Lending Agreement terminated on October 1, 2023, and the Borrowed Shares were returned to Precigen on October 5, 2023, and were recorded as treasury shares at that time.
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

	December 31,
	2024	2023
Unrealized income (loss) on investments	$12	$(33)
Loss on foreign currency translation adjustments	—	(1,914)
Total accumulated other comprehensive (loss) income	$12	$(1,947)
During the year ended December 31, 2024, the Company reclassified $2,915 of cumulative foreign translation losses associated with ActoBio upon final closing of its facilities, which is included in other income (expenses) in the accompanying consolidated statements of operations. These translation losses were previously recorded within accumulated other comprehensive (loss) income.
13. Share-Based Payments
The Company measures the fair value of stock options, RSUs and PSUs issued to employees and nonemployees as of the grant date for recognition of stock-based compensation expense. Stock-based compensation expense for employees and nonemployees is recognized over the requisite service period, which is typically the vesting period. Adjustments to stock-based compensation expense for RSUs and PSUs are made, as needed, each reporting period based on changes in the Company’s estimate of the number of units that are probable of vesting. Stock-based compensation costs included in the consolidated statements of operations are presented below:

	Year Ended December 31,
	2024	2023	2022
Cost of products and services	$41	$72	$110
Research and development	2,828	2,237	2,188
Selling, general and administrative	6,602	7,579	7,899
Discontinued operations	—	—	9
Total	$9,471	$9,888	$10,206
Equity Plans
In August 2013, Precigen adopted the 2013 Omnibus Incentive Plan (the "2013 Plan"), for employees and nonemployees pursuant to which Precigen's board of directors granted share-based awards, including stock options, restricted stock units, shares of common stock and other awards, to employees, officers, consultants, advisors, and nonemployee directors. Upon the effectiveness of the 2023 Omnibus Incentive Plan (the "2023 Plan") by Precigen's shareholders in June 2023, as discussed in the next paragraph, no new awards may be granted under the 2013 Plan and any awards granted under the 2013 Plan prior to the effectiveness of the 2023 Plan will remain outstanding under such plan and will continue to vest and/or become exercisable in accordance with their original terms and conditions. As of December 31, 2024, there were 16,414,686 stock options and no RSUs outstanding under the 2013 Plan.
In April 2023, Precigen adopted the 2023 Plan, which became effective upon shareholder approval in June 2023. The 2023 Plan permits the grant of share-based awards, including stock options, restricted stock awards, RSUs, PSUs and other awards, to officers, employees and nonemployees. The 2023 Plan initially authorized for issuance pursuant to awards under the 2023 Plan an aggregate of 18,418,137 shares, which included shares remaining available for issuance under the 2013 Plan as of the adoption of the 2023 Plan. At Precigen's annual meeting of shareholders held on July 5, 2024, shareholders approved an increase of 2,000,000 shares of common stock available for issuance under the 2023 Plan. As of December 31, 2024, there were 5,824,000 stock options, 3,178,000 PSUs and no RSUs outstanding under the 2023 Plan and 7,043,377 shares were available for future grants.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of December 31,

2024, there were 12,000,000 shares authorized for issuance under the 2019 Plan, of which 3,686,048 stock options and 826,057 RSUs were outstanding, and 2,448,058 shares were available for grant.
Stock Options
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
Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2021	12,260,187	$14.06	6.79
Granted	4,451,890	2.22
Exercised	(375)	(2.28)
Forfeited	(567,179)	(5.19)
Expired	(943,247)	(22.32)
Balances at December 31, 2022	15,201,276	10.41	6.87
Granted	7,847,869	1.19
Exercised	—	—
Forfeited	(275,250)	(2.65)
Expired	(716,555)	(20.41)
Balances at December 31, 2023	22,057,340	6.90	7.12
Granted	7,361,674	1.40
Exercised	(265,448)	(1.30)
Forfeited	(1,586,732)	(1.72)
Expired	(1,642,100)	(17.10)
Balances at December 31, 2024	25,924,734	5.07	7.05
Exercisable at December 31, 2024	15,384,119	7.42	5.89
Total unrecognized compensation costs related to unvested awards as of December 31, 2024 were $10,135 and are expected to be recognized over a weighted-average period of approximately 2.5 years.
The weighted average grant date fair value of options granted during 2024, 2023, and 2022 was $1.12, $0.92, and $1.65, respectively. The aggregate intrinsic value of options exercised during 2024, 2023, and 2022 was $60, $0, and $0, respectively. The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of Precigen's common stock for those shares where the exercise price was lower than the fair value of Precigen's common stock on the date of exercise.

PSUs and RSUs
In 2024, the Company’s Compensation and Human Capital Management Committee of the Board of Directors (the "Compensation Committee") approved the grant of 3,178,000 PSUs under the 2023 Plan to certain key employees of the Company. Of the PSUs granted, 2,978,000 are subject to vesting in two equal 50% installments based upon the achievement of two specified operational milestones relating to (i) the Company’s good faith submission to the U.S. Food and Drug Administration (the “FDA”) of a complete BLA for the Company’s PRGN-2012 investigational product and (ii) the approval of the BLA by the FDA. The remaining 200,000 PSUs granted in 2024 are subject to vesting in two equal 50% installments based on (i) the achievement of the approval of the BLA by the FDA and (ii) continued employment with the Company on the six-month anniversary of the approval of the BLA by the FDA.
The performance milestones may be achieved (and the PSUs earned) at any time through December 31, 2026 (the “Performance Period”), and the PSUs will vest and be settled in shares of the Company’s common stock at such time as the Compensation Committee certifies that an applicable performance milestone has been achieved, subject to the employee's continued employment through the applicable achievement date (subject to certain exceptions). Any PSUs for which a performance milestone has not been achieved by the end of the Performance Period will be cancelled and forfeited.
The Company recognizes stock-based compensation expense over the performance period, if it is probable that the performance condition will be achieved. Adjustments to stock-based compensation expense are made, as needed, each reporting period based on changes in the Company's estimate of the number of units that are probable of vesting.
RSU and PSU activity was as follows:

	Number of RSUs and PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2021	468,481	$8.47	0.33
Granted	1,387,831	2.12
Vested	(1,125,785)	(4.29)
Forfeited	(32,712)	(7.26)
Balances at December 31, 2022	697,815	2.66	0.13
Granted	4,083,777	1.01
Vested	(3,820,058)	(1.27)
Forfeited	—	—
Balances at December 31, 2023	961,534	1.17	0.19
Granted	7,769,484	1.29
Vested	(4,726,961)	(1.37)
Forfeited	—	—
Balances at December 31, 2024	4,004,057	1.16	0.55
Total unrecognized compensation costs related to unvested RSU awards as of December 31, 2024 were $292 and are expected to be recognized over a weighted-average period of approximately 0.3 years.
As of December 31, 2024, the underlying performance milestone relating to the Company's submission of a BLA to the FDA was considered probable of achievement and stock-based compensation expense was recognized during the year ended December 31, 2024 related to this milestone. The underlying performance milestone related to the approval of the BLA by the FDA was determined to be not probable of achievement, as such approval is outside of the Company's control. Therefore, no stock-based compensation expense was recognized for this performance milestone during the year ended December 31, 2024.
Precigen uses treasury shares (to the extent available) and authorized and unissued shares to satisfy share award vesting.

14. Operating Leases
The Company leases certain facilities and equipment under operating leases. Leases with a lease term of twelve months or less are considered short-term leases and are not recorded on the balance sheet, and expense for these leases is recognized over the term of the lease. All other leases have remaining terms of less than one year to six years, some of which may include options to extend the lease and some of which may include options to terminate the lease within one year. The Company uses judgment to determine whether it is reasonably possible to extend the lease beyond the initial term or terminate before the initial term ends and the length of the possible extension or early termination. The leases are renewable at the option of the Company and do not contain residual value guarantees, covenants, or other restrictions.
The components of lease costs were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$2,379	$2,234	$2,444
Short-term lease costs	55	52	170
Variable lease costs	368	384	422
Lease costs	$2,802	$2,670	$3,036
As of December 31, 2024, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2025	$1,556
2026	1,433
2027	1,285
2028	1,260
2029	1,295
Thereafter	553
Total	7,382
Present value adjustment	(1,880)
Total	$5,502
Current portion of operating lease liabilities	$956
Long-term portion of operating lease liabilities	4,546
Total	$5,502
Other information related to operating leases in continuing operations was as follows:

	December 31,
	2024	2023
Weighted average remaining lease term (years)	4.83	5.39
Weighted average discount rate	11.57%	11.2%

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$2,662	$2,326	$2,493
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	572	399	466
During the years ended December 31, 2024 and 2022 the Company recorded impairment charges related to right-of-use assets. See Note 8 for further discussion.

15. Commitments and Contingencies
Contingencies
In December 2020, a derivative shareholder action, captioned Edward D. Wright, derivatively on behalf of Precigen, Inc. F/K/A Intrexon Corp. v. Alvarez et al, was filed in the Circuit Court for Fairfax County in Virginia on behalf of Precigen, Inc. The complaint named as defendants certain of the Company' directors and certain of the Company's current and former officers. The complaint's claims related to disclosures made by the Company about MBP program from May 10, 2017 to March 1, 2019. The plaintiff seeks damages, forfeiture of benefits received by defendants, and an award of reasonable attorneys' fees and costs. The case was stayed by an order entered on June 14, 2021. On September 24, 2021, an individual shareholder filed a lawsuit in the Circuit Court for Henrico County styled Kent v. Precigen, Inc., Case CL21-6349. The Kent action, also related to disclosures regarding MBP program, demands inspection of certain books and records of the Company pursuant to Virginia statutory and common law. On April 1, 2022, the court denied the demurrer and referred the matter to a hearing on the merits. The Company intends to defend the lawsuits vigorously; however, there can be no assurances regarding the ultimate outcome of these lawsuits.
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters may result in adverse judgments, unfavorable settlements, or concessions by the Company, or adverse regulatory action, any of which could harm the Company’s business or operations. Moreover, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2024, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
16. Segments
The Company's CODM assesses the operating performance of and allocates resources for several operating segments using Segment Adjusted EBITDA. Management believes this financial metric is a key indicator of operating results since it excludes noncash revenues and expenses that are not reflective of the underlying business performance of an individual enterprise. The Company defines Segment Adjusted EBITDA as net income (loss) before (i) interest expense and interest income, (ii) income tax expense or benefit, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) loss on settlement agreements where noncash consideration is paid, (vi) adjustments for accrued bonuses paid in equity awards, (vii) gain or loss on disposals of assets, (viii) loss on impairment of goodwill and other noncurrent assets, (ix) equity in net loss of affiliates, (x) reclassification of cumulative translation gain (loss), and (xi) recognition of previously deferred revenue associated with upfront and milestone payments as well as cash outflows from capital expenditures and investments in affiliates but includes proceeds from the sale of assets in the period sold. Segment Adjusted EBITDA excludes the gain or loss on disposals of assets and include proceeds from the sale of assets in the period sold.
Because the Company uses Segment Adjusted EBITDA as its primary measure of segment performance, it has included this measure in its discussion of segment operating results. The Company has also disclosed revenues from external customers and intersegment revenues for each reportable segment, if any. The Company's CODM is its President and Chief Executive Officer. The CODM does not use total assets by segment to evaluate segment performance or allocate resources, and accordingly, these amounts are not required to be disclosed. The CODM uses Segment Adjusted EBITDA for each segment in order to evaluate performance and allocate resources, reviewing actual results to budget throughout the year as an input into making those decisions.
For the year ended December 31, 2024, the Company's reportable segments were (i) Biopharmaceuticals and (ii) Exemplar. These identified reportable segments met the quantitative thresholds to be reported separately for the year ended December 31, 2024. See Note 2 for a description of Biopharmaceuticals and Exemplar.
Segment Adjusted EBITDA by reportable segment was as follows:

	Year Ended December 31, 2024
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers/Total segment revenues	$—	$3,925	$3,925
Less:
Salaries, benefits and other payroll expenses, including severance cost	(43,363)	(2,879)
Rent and Utilities	(3,195)	(706)
Capital Expenditures	(8,477)	(47)
Other Segment Adjusted EBITDA	(27,252)	(1,222)
Segment Adjusted EBITDA	$(82,287)	$(929)	$(83,216)

	Year Ended December 31, 2023
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers/Total segment revenues	$75	$6,150	$6,225
Less:
Salaries, benefits and other payroll expenses	(40,276)	(3,774)
Rent and Utilities	(2,854)	(801)
Capital Expenditures	(1,251)	(187)
Other Segment Adjusted EBITDA	(31,033)	(2,114)
Segment Adjusted EBITDA	$(75,339)	$(726)	$(76,065)

	Year Ended December 31, 2022
	Biopharmaceuticals	Exemplar	Total
Revenues from external customers/Total segment revenues	$14,894	$12,015	$26,909
Less:
Salaries, benefits and other payroll expenses	(37,624)	(3,771)
Rent and Utilities	(4,093)	(745)
Capital Expenditures	(1,254)	(141)
Other Segment Adjusted EBITDA	(49,465)	(2,361)
Segment Adjusted EBITDA	$(77,542)	$4,997	$(72,545)
Other Segment EBITDA for each reportable segment in the table above includes:
–Biopharmaceuticals – external R&D costs including laboratory supplies, third-party commercialization and manufacturing costs, consultant costs, legal and professional fees, insurance, and certain other overhead expenses and EBITDA adjustments.
–Exemplar – cost of sales, external R&D costs including laboratory supplies, sales and marketing expenses, third-party consultants, supplies, insurance, and certain overhead expenses and EBITDA adjustments.

Total segment revenues from reportable segments equal total consolidated revenues.

The table below reconciles Segment Adjusted EBITDA for reportable segments to consolidated net loss from continuing operations before income taxes:

	Year Ended December 31,
	2024	2023	2022
Segment Adjusted EBITDA for reportable segments	$(83,216)	$(76,065)	$(72,545)
Remove cash paid for capital expenditures net of proceeds from sale of assets	8,524	1,438	1,395
Interest Income	1,418	3,237	133
Add recognition of previously deferred revenue associated with upfront and milestone payments	—	—	14,561
Other expenses:
Interest expense	(6)	(468)	(6,774)
Depreciation and amortization	(4,526)	(6,668)	(7,191)
Gain (loss) from disposals of assets	2	72	—
Impairment losses	(40,324)	(10,835)	(1,120)
Stock-based compensation expense	(9,471)	(9,888)	(10,197)
Adjustment related to accrued bonuses paid in equity awards	3,039	3,361	1,698
Equity in net income (loss) of affiliates	—	—	862
Shares issued for payment of services	(553)	(545)	(575)
Other	—	(1)	(107)
Reversal of cumulative foreign translation losses	(2,915)	—	—
Eliminations	—	—	(106)
Consolidated loss from continuing operations before income taxes	$(128,028)	$(96,362)	$(79,966)
For the years ended December 31, 2024, 2023, and 2022, 58.1%, 74.6%, and 59.6% of total Exemplar segment revenue was attributable to four customers in 2024 and four for 2023 and 2022, respectively. The Company recognized revenues derived in foreign countries totaling $0 for the years ended December 31, 2024, 2023 and $233 for the year ended December 31, 2022, respectively.
Goodwill by reportable segment was as follows:

	Biopharmaceuticals	Exemplar	Total
Goodwill
Balances at December 31, 2022	$16,847	$20,076	$36,923
Impairments	—	(10,390)	$(10,390)
Foreign currency translation adjustments	79	—	79
Balances at December 31, 2023	16,926	9,686	26,612
Foreign currency translation adjustments	(64)	—	(64)
Impairments	(1,630)	(5,779)	(7,409)
Balances at December 31, 2024	$15,232	$3,907	$19,139

As of December 31, 2024 and 2023, the Company had $0 and $1,958, respectively, of long-lived assets in foreign countries.
17. Defined Contribution Plans
The Company sponsors defined contribution plans covering employees who meet certain eligibility requirements. The Company makes contributions to the plans in accordance with terms specified in the plan agreement. The Company's contributions to the plans were $417, $178, and $564 for the years ended December 31, 2024, 2023, and 2022, respectively.