Form 10-K/A
period 2024-12-31
PRECIGEN, INC.
filed 2025-04-28
CIK 1356090

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
As of April 25, 2025, 295,165,060 shares of common stock, no par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None

Auditor Name:	Auditor Location:	Auditor Firm ID:
Deloitte & Touche LLP	Baltimore, MD.	PCAOB ID #1288

EXPLANATORY NOTE TO FORM 10-K/A
Precigen, Inc., or the Company, is filing this Amendment No. 1 on Form 10-K/A, or this Form 10-K/A, to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission on March 19, 2025, or the Original Form 10-K, for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III to be incorporated by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to include Part III information in our Annual Report on Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form 10-K.
In accordance with, among other things, Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Form 10-K that is amended by this Form 10-K/A is also restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31.3 and 31.4 by the Company’s Principal Executive Officer and Principal Financial Officer, respectively (because no financial statements have been included in this Form 10-K/A, and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted). This Form 10-K/A is being filed to: (i) delete the reference on the cover of the Original Form 10-K to the incorporation by reference information from the Company’s definitive proxy statement, (ii) revise Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K and (iii) revise the Exhibit Index of the Original Form 10-K to reflect the filing of new certifications.
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
Information About Our Directors
The following table identifies our current directors and sets forth certain information regarding the members of our board of directors, including their ages as of April 28, 2025, and years of tenure on our board of directors (the “Board”).

Name	Positions and Offices Held with Precigen	Director Since	Age
Randal Kirk	Executive Chairman of the Board	2008	71
Nancy Howell Agee	Director, Member of Nominating and Governance Committee	2024	72
Cesar Alvarez	Director, Chair of Nominating and Governance Committee	2008	77
Steven Frank	Director	2008	65
Vinita Gupta	Director, Member of Nominating and Governance Committee, Member of Audit Committee	2017	57
Fred Hassan	Director, Member of Compensation and Human Capital Management Committee, Member of Audit Committee	2016	79
Jeffrey Kindler	Director, Chair of Audit Committee, Member of Compensation and Human Capital Management Committee	2011	69
Helen Sabzevari, Ph.D.	Director, Chief Executive Officer	2020	63
James Turley	Director, Lead Independent Director, Chair of Compensation and Human Capital Management Committee	2014	69
The names and certain biographical information about our current directors, including each director’s business experience, director position held, information regarding involvement in certain legal or administrative proceeding, if applicable, and the director’s experiences, qualifications, attributes, or skills are set forth below.
Randal Kirk currently serves as our Executive Chairman of the Board since January 2020. Previously, Mr. Kirk served as our Chairman of the Board from February 2008 until December 2019, and as our Chief Executive Officer from April 2009 until December 2019. Mr. Kirk provides a wealth of strategic, operational and management experience. Mr. Kirk currently serves as Chairman and Senior Managing Director of Third Security, LLC, an investment management firm founded by Mr. Kirk in March 1999. Additionally, Mr. Kirk founded and became Chairman of the Board of New River Pharmaceuticals Inc. (a biopharmaceutical company previously traded on NASDAQ prior to its acquisition by Shire Plc in 2007) in 1996, and was President and Chief Executive Officer between October 2001 and April 2007.
Since May 2015, Mr. Kirk has served as a member of the board of directors of the Edward Via College of Osteopathic Medicine. Previously, Mr. Kirk served as a member of the board of directors of Scios, Inc. (previously traded on NASDAQ prior to its acquisition by Johnson & Johnson) between February 2000 and May 2002, as a member of the board of directors of Halozyme Therapeutics, Inc. (NASDAQ: HALO), a clinical-stage biotechnology company, from May 2007 to May 2018, as a member of the board of directors of ZIOPHARM Oncology, Inc. (NASDAQ: ZIOP), a biotechnology company, from January 2011 to October 2018 and as a member of the board of directors of Clinical Data, Inc. (previously traded on NASDAQ prior to its acquisition by Forest Laboratories, Inc. in April 2011) from September 2002 to April 2011, and was Chairman of the board of directors from December 2004 to April 2011.
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

Nancy Howell Agee has served as a Board member since July 2024. Ms. Howell Agee was the Chief Executive Officer of Carilion Clinic, a health care organization, from 2011 until her retirement in 2024, where she previously served as President and Chief Executive Officer, Executive Vice President and Chief Operating Officer. Ms. Howell Agee serves as a director on three other public company boards — Atlantic Union Bankshares Corp. (NYSE: AUB), where she has served since May 2024, RGC Resources, Inc. (NASDAQ: RGCO), where she has served since 2011, and Healthcare Realty Trust Incorporated (NYSE: HR), where she has served since 2018. She has chaired the statewide economic development entity, Go VA, since 2020 and serves on the Governor’s advisory committee for revenue estimates, GACRE. She also chairs the Virginia Foundation for Independent Colleges and serves as Vice Chair of the Virginia Business Higher Education Council. She is a Fellow in the National Association of Corporate Directors. In January 2022, Ms. Agee was selected by newly inaugurated Virginia Governor Glenn Youngkin to serve on his Medical Advisory Team. She is also the former Chair of the American Hospital Association.
Ms. Howell Agee received a B.S. in Nursing from the University of Virginia, a Master of Science in Nursing from Emory University and attended the Kellogg School of Management at Northwestern University. She received honorary doctorate degrees from Roanoke College, Jefferson College of Health Sciences and the Virginia College of Osteopathic Medicine.
We believe Ms. Howell Agee brings extensive leadership experience as President and Chief Executive Officer of a large healthcare organization to our Board.
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
We believe Mr. Alvarez’s qualifications to serve on the Board include his experience as Chief Executive Officer, Executive Chairman, and Senior Chairman of one of the nation’s largest law firms with approximately $2.6 billion in revenues with 2,750 law professionals providing services in 49 locations across the country and abroad, as well as his many years of corporate experience, both advising clients in the fields of corporate and securities and serving on the boards of directors of publicly traded and private companies.
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
Ms. Gupta was named 2015 Ernst & Young Entrepreneur of the Year and won the 2016 Forbes India Leadership Awards — Entrepreneur of the Year. Ms. Gupta is regularly named in Forbes Asia Top 50 Power Business women listings for Asia Pacific. Ms. Gupta graduated from the University of Mumbai with a degree in pharmacy and received her MBA from the Kellogg School of Management at Northwestern University.
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
Mr. Hassan served as a director of Time Warner Inc. from October 2009 to June 2018 and as a director of Amgen, Inc. from July 2015 to May 2021. In the course of his career, he has held numerous directorships, including those at Avon Products, Inc. from 1999 to 2013, Bausch & Lomb from 2010 until its acquisition by Valeant Pharmaceuticals International, Inc. in 2013, and Valeant Pharmaceuticals International, Inc. from 2013 to 2014. Mr. Hassan has chaired notable pharmaceutical industry organizations including The Pharmaceutical Research and Manufacturers of America (PhRMA) and The International Federation of Pharmaceutical Manufacturers Associations (IFPMA) and as a member of The Business Council. He received a B.S. degree in chemical engineering from the Imperial College of Science and Technology at the University of London and an M.B.A. from Harvard Business School.
We believe Mr. Hassan’s qualifications to serve on the Board include his strong leadership and management experience within our industry, including significant knowledge of operations, strategy, government relations, regulatory, finance and investments, and mergers and acquisitions.
Jeffrey Kindler has served as a Board member since November 2011. Mr. Kindler has served as Chief Executive Officer of Centrexion Therapeutics since October 2013, and as a Senior Advisor to Blackstone, one of the world’s leading investment firms, since August 2020. Mr. Kindler serves on the boards of Perrigo Pharmaceuticals Co., a manufacturer of private label over-the-counter pharmaceuticals; Terns Pharmaceutical, a clinical-stage biopharmaceutical company, and Lupin Inc., a transnational pharmaceutical company. Prior to those, Mr. Kindler was Chairman and CEO of Pfizer from 2006 until his retirement in December 2010, Vice President of Litigation and Legal Policy at General Electric Company, Executive Vice President and General Counsel at McDonald’s, and President at Partner Brands.
Mr. Kindler also serves as a board member or advisor for a number of privately held companies and for several civic, charitable, educational and other organizations. Mr. Kindler received a B.A. from Tufts University and a J.D. from Harvard Law School.
We believe Mr. Kindler brings leadership, extensive business, operating, legal and policy, and corporate strategy experience to the Board, along with extensive knowledge of several of the industries in which we operate as well as the fundamentals of our business.

Helen Sabzevari, Ph.D. has served as a Board member since June 2020, as our President and Chief Executive Officer since January 2020, and as President of PGEN Therapeutics, Inc., our wholly owned subsidiary, from December 2017 until December 2022.From July 2017 to December 2017, Dr. Sabzevari served as our Senior Vice President, Health Therapeutics as well as Head of Research and Development.
Dr. Sabzevari also has served as a board member of Kinnate Biopharma Inc. (NASDAQ: KNTE) from June 2021 until its acquisition by XOMA Corporation in April 2024. Prior to joining the Company, from 2015 to 2017, Dr. Sabzevari co-founded and served as Chief Scientific Officer of Compass Therapeutics LLC, a fully integrated drug discovery and development company focused on manipulating the immune system to treat human disease. From 2008 to 2014, Dr. Sabzevari served as Senior Vice President of Immuno-Oncology as well as Global Head of Immunotherapy, Oncology, Global Research and Early Development at EMD Serono (a subsidiary of Merck KGaA, Darmstadt, Germany). From 1998 to 2008, Dr. Sabzevari led the Molecular Immunology Group at the Laboratory of Tumor Immunology and Biology at the US National Cancer Institute, where she was focused on design, development, and delivery of novel vaccines and immunotherapies for a range of human cancers. Dr. Sabzevari received her doctorate degree in cell and molecular immunology and completed her postdoctoral work at the department of immunology at the Scripps Research Institute, working on various immunotherapeutic modalities in the treatment of cancer and autoimmune diseases.
Dr. Sabzevari’s contributions in the field of tumor immunology earned her the National Institutes of Health (NIH) merit award for major contribution to the field of cancer immunotherapy, and she has also received the Mass High Tech’s Women to Watch Award, the PharmaVOICE 100 Award (2013 and 2022), PharmaVOICE 100 Red Jacket award (2023), and the Society for Immunotherapy of Cancer (SITC) Team Science Award for her work on the NCI Cancer Immunotherapy Program Team. Dr. Sabzevari has been recognized on the Forbes 50 over 50: The Visionary List, Maryland’s Top 100 Women and PM360’s Elite 100 Strategists.
We believe Dr. Sabzevari brings to the Board expertise in research and development of immunotherapy-based therapeutics, experience translating novel treatments from preclinical stage into the clinic, and extensive leadership experience and knowledge of the industry.
James Turley has served as a Board member since April 2014. Mr. Turley is retired after serving as the Chairman and Chief Executive Officer of Ernst & Young LLP (“Ernst & Young”) from 2001 to June 2013. From 1994 to 2001, Mr. Turley served as Regional Managing Partner of Ernst & Young. Mr. Turley has served on the board of directors of Citigroup Inc., a leading global bank, since 2013, Emerson Electric Co., a global automation leader bringing technology and engineering together to provide innovative solutions for the world’s most essential industries, since July 2013, and Northrop Grumman Corporation, a leading global security company providing innovative systems, products and solutions to government and commercial customers worldwide, since April 2015. Mr. Turley has also served as a board member of Kohler Company since April 2016 and St. Louis Trust & Family Office since April 2019 (privately-held companies) and a board member of various philanthropic organizations. Mr. Turley holds an undergraduate degree and a master’s degree in accounting from Rice University.
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

Executive Officers Who Are Not Directors
The following table identifies our executive officers, other than as otherwise noted above, and sets forth their current positions and years of tenure at Precigen, their ages as of April 28, 2025, and certain other demographic information.

Name	Positions and Offices Held with Precigen	Officer Since	Age
Harry Thomasian Jr.	Chief Financial Officer	2021	63
Donald P. Lehr	Chief Legal Officer	2011	50
Rutul R. Shah	Chief Operating Officer	2022	44
Phil Tennant	Chief Commercial Officer	2024	55
Harry Thomasian Jr., age 63, Chief Financial Officer. Mr. Thomasian has served as our Chief Financial Officer since October 2021. Mr. Thomasian has over 40 years of international business experience in the areas of accounting, corporate financings and advisory services. Prior to joining Precigen, he was with Ernst & Young LLP (“EY”), one of the world’s largest global professional services firms, since 1986. Mr. Thomasian most recently served as a senior client service partner, the Baltimore office Growth Markets Leader and was the co-leader for the Firm’s life sciences practice for the Chesapeake Region. He was previously a senior partner in EY’s Capital Markets Center in Tokyo, Japan, and has held various other global, regional and local leadership positions with EY. In addition, Mr. Thomasian has significant experience as a member of Boards of Directors (including chairing various committees) for a number of not-for-profit institutions. Mr. Thomasian earned a B.S. in accountancy from Bentley University. He also completed EY’s executive education program in strategic leadership at Northwestern University’s Kellogg School. Mr. Thomasian is a Certified Public Accountant.
Donald P. Lehr, age 50, Chief Legal Officer. Mr. Lehr has served as our Chief Legal Officer since 2011. From 2009 to 2011 he served as our Associate General Counsel. Mr. Lehr has broad experience in the areas of corporate, securities, and general business law. Prior to joining us, he practiced law with the law firm of Hogan Lovells US LLP (formerly Hogan & Hartson, LLP) in Baltimore, Maryland from 2002 to 2009. While at Hogan Lovells, his practice included the representation of privately and publicly held corporations across many industries, including biotechnology, pharmaceuticals, healthcare, software, technology, and manufacturing. Prior to his time at Hogan Lovells, Mr. Lehr served as a judicial clerk for the Honorable Irma S. Raker of the Court of Appeals of Maryland. Mr. Lehr received a B.A. from Swarthmore College and received a J.D. from the University of Maryland School of Law.
Rutul R. Shah, age 44, Chief Operating Officer. Mr. Shah has served as our Chief Operating Officer since October 2022. From February 2020 to October 2022 Mr. Shah served as our Vice President & Head of Operations. From April 2016 through February 2020 Mr. Shah served as our Senior Director of Operations. From September 2014 through March 31, 2016, Mr. Shah served as a Program Leader in our Human Therapeutics Division. Mr. Shah has broad experience in alliance management, portfolio management, program and project management and operations. Mr. Shah graduated with a BE degree in Chemical Engineering from Gujarat University in India and holds a MS degree in Bioengineering from the University of Illinois, Chicago.
Phil Tennant, age 55, Chief Commercial Officer. Mr. Tennant has served as our Chief Commercial Officer since July 2024. Mr. Tennant has over 30 years of experience leading commercial growth activities in biotechnology and pharmaceutical companies, both in the US and internationally. Prior to joining Precigen, Mr. Tennant provided executive leadership from 2019 to 2024 to both global and US Astellas Pharma oncology portfolios, initially as SVP Global Oncology and then as SVP US Oncology. Previously, he led multiple commercial efforts in new launch markets for the first wave of immuno-oncology agents in Australia and Europe at Bristol Myers Squibb. Throughout his career, Mr. Tennant has accumulated significant experience building commercial organizations and scaling commercial operations, including multiple new product launches in both solid and hematologic cancers and rare diseases. Mr. Tennant has also been a board member for the Illinois Biotechnology Innovation Organization and is currently a board member for the global healthcare startup incubator, MATTER. Mr. Tennant earned a first-class Bachelor of Arts degree in Politics from the University of Warwick in the United Kingdom.
Board Committees
The Board maintains three standing committees: the Audit Committee; the Compensation and Human Capital Management Committee (“Compensation Committee”); and the Nominating and Governance Committee. Each of these committees has a separate chairperson and is composed entirely of directors that meet the applicable independence requirements of the SEC, Nasdaq and NYSE. Each committee operates under a written charter that is reviewed periodically and, has been approved, by the Board. A current copy of each committee’s charter is available on our website at http://

investors.precigen.com under the caption “Governance.” In addition, from time to time, the Board may create ad hoc committees for specific purposes.
Audit Committee
The current members of the Audit Committee are Messrs. Kindler, Hassan, and Gupta. Mr. Kindler is the chair of the Audit Committee. During 2024, the Audit Committee met 4 times. The Board has determined that each member of the Audit Committee is “independent” within the meaning of the enhanced independence standards for audit committee members in the Exchange Act, and the rules thereunder, as incorporated into the listing standards of Nasdaq and NYSE, and the independence standards of our Corporate Governance Guidelines as discussed below under “Corporate Governance — Board Standards of Independence.” The Board has further determined that Mr. Kindler qualifies as an “audit committee financial expert” within the meaning of SEC regulations and is “financially sophisticated” within the meaning of the Nasdaq rules. The Audit Committee assists the Board in its oversight of our accounting and financial reporting process and the audits of our consolidated financial statements. The Audit Committee’s responsibilities include, among other things, overseeing:
•our accounting and financial reporting processes;
•the integrity of our consolidated financial statements;
•our compliance with laws and regulations;
•our independent registered public accounting firm’s qualifications and independence; and
•the performance of our independent registered public accounting firm.
The Audit Committee appoints, oversees, and evaluates the performance of our independent registered public accounting firm for each fiscal year and approves the audit and non-audit services to be provided by such firm. The Audit Committee also reviews the scope and the results of the work of the independent registered public accounting firm and reviews the adequacy of internal control over financial reporting. The functions and responsibilities of the Audit Committee are further described in the “Audit Committee Report.”
Compensation Committee
The current members of the Compensation Committee are Messrs. Hassan, Kindler, and Turley. Mr. Turley is the chair of the Compensation Committee. During 2024, the Compensation Committee met 2 times. The Compensation Committee’s responsibilities include, among others:
•developing and maintaining an executive compensation policy and monitoring the results of that policy;
•considering the impact of our compensation policy and practices on our risk profile;
•recommending to the Board for approval compensation and benefit plans;
•reviewing and approving annually corporate and personal goals and objectives to serve as the basis for the CEO’s compensation, evaluating the CEO’s performance in light of those goals and objectives and determining the CEO’s compensation based on that evaluation;
•determining and approving annual compensation for other executive officers;
•approving grants of equity-based incentives to the extent provided under the our equity compensation plans, subject to the Committee’s authority to delegate the power to grant awards to employees or non-executive service providers who are not directors or executive officers;
•reviewing and making recommendations to the Board regarding the compensation of non-employee directors, including the Executive Chairman;
•reviewing and discussing with management the “Compensation Discussion and Analysis” to the extent required by SEC rules;

•preparing the Compensation Committee report when required by SEC rules;
•reviewing any executive employment-related agreements, proposed severance or retirement arrangements, or change and control or similar agreements, and any amendments or waivers to any such agreements;
•overseeing the development, implementation and effectiveness of the Company’s human capital management policies, programs and initiatives, including with respect to recruiting, retaining and developing our employees;
•overseeing the succession planning process with respect to the Chief Executive Officer and other key executive officers; and
•reviewing and recommending to the Board for approval our approach with respect to the advisory vote on executive compensation, or say-on-pay, and the frequency of the say-on-pay advisory vote.
The Compensation Committee charter specifies that each member must be a “non-employee director” for purposes of Rule 16b-3 of the Exchange Act. The Board has determined that the members of this Committee are “independent directors” (as defined under the applicable Nasdaq and NYSE listing standards and our Corporate Governance Guidelines as discussed below under “Corporate Governance — Board Standards of Independence”) and “non-employee directors” (within the meaning of Rule 16b-3 of the Exchange Act). In addition, the current members of this Committee have been members of other public company boards of directors, are current or former executive officers of public companies, or have or have had comparable positions.
The processes and procedures followed by the Compensation Committee in considering and determining executive compensation, including the role of the outside compensation consultant, are described under Item 11. Executive Compensation — Compensation Discussion and Analysis — The Compensation Review Process.
Nominating and Governance Committee
The current members of the Nominating and Governance Committee are Mr. Alvarez, Ms. Gupta, and Ms. Howell Agee. Mr. Alvarez is the chair of the Nominating and Governance Committee. During 2024, the Nominating and Governance Committee met one time. The Nominating and Governance Committee’s responsibilities include, among others:
•considering and reviewing periodically the desired composition of the Board, including such factors as expertise and tenure, and ensuring that the Board is composed so as to satisfy SEC listing requirements and Nasdaq rules, including the independence of directors and the financial and accounting experience of directors;
•establishing and reviewing qualifications and standards for individual directors in the context of the current composition of the Board, the Company’s operating requirements, and the long-term interests of our shareholders, and periodically reviewing these qualifications and standards;
•identifying, nominating, and evaluating candidates for election to the Board;
•making recommendations to the Board regarding the size of the Board, the tenure and classifications of directors, and the composition of the Board’s committees;
•reviewing and evaluating our various governance policies and guidelines, including pertinent ESG matters;
•reviewing committee structure and effectiveness; and
•considering other corporate governance and related matters as requested by the Board.
The Board has determined that all members of the Nominating and Governance Committee are “independent” within the meaning of the listing standards of Nasdaq and NYSE and the independence standards set by the Board as discussed below in “Corporate Governance — Board Standards of Independence.”
Director Candidate Recommendations by Shareholders
The Nominating and Governance Committee’s charter provides that the Committee will consider director candidate recommendations by shareholders. Shareholder recommendations for candidates to be nominees will be evaluated under the same standards as potential nominees recommended by management or the non-management members of the Board. Shareholders should submit any such director recommendations to the Nominating and Governance Committee through the method described in our Bylaws. The Nominating and Governance Committee did not receive any recommendations from any shareholders in connection with the 2024 Annual Meeting.
Nominating and Governance Committee Process for Identifying and Evaluating Director Candidates
The Nominating and Governance Committee identifies and evaluates all director candidates in accordance with the director qualification standards described in the Corporate Governance Guidelines. The Committee evaluates a candidate’s qualifications to serve as a member of the Board based on the background and experience in relevant industries of the candidate as well as the background and expertise of the Board as a whole. Nominees will be evaluated on whether they bring skills, talents, knowledge, and expertise so that the composition, structure, and operation of the Board serve the best interests of our shareholders.
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
Among the specific skills and experience that may be considered in assessing nominees for director (including incumbent directors) are the following:
•Executive management
•Financial/audit
•Legal/governance
•Biotechnology experience
•Research and development experience
•Pharmaceutical industry experience
•Investor relations
•Risk management and compliance
•Strategic planning
•Listed company director experience
•International experience
The Nominating and Governance Committee and Board monitor the Board’s effectiveness through the Board’s self-evaluation process. As described under “Nominees for Election as Directors,” the Nominating and Governance Committee and the Board believe that the current composition of the Board reflects a group of highly talented individuals with diverse backgrounds, skills, professional, and industry experience, and other personal qualities and attributes best suited to perform oversight responsibilities for us and our shareholders.
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

Insider Trading Policies and Procedures
The Company has insider trading policies and procedures that govern the purchase, sale, and other dispositions of its securities by directors, officers, and employees, and by the Company itself/and have implemented processes for the Company. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of the Company's Insider Trading Policy was filed as Exhibit 19.1 of the Original Form 10-K for the year ended December 31, 2024.
Political Contributions
In general, it is not our practice to make financial or in-kind political contributions with corporate assets, even when permitted by applicable law.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC and provide us with copies of such reports. Based solely on a review of the copies of these reports furnished to us, we believe that all such filing requirements applicable to such officers and directors and greater than 10% shareholders were complied with during 2024.

Item 11.	Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
The Compensation Committee oversees our executive compensation programs. In this role, the Compensation Committee reviews and approves all compensation decisions relating to our named executive officers, or NEOs. To assist with its duties, the Compensation Committee has engaged an independent compensation consultant to provide competitive compensation data and assist with the analysis and implementation of various aspects of our executive compensation decisions. See “— The Compensation Review Process” below for a discussion of the role of the compensation consultants engaged by the Compensation Committee in 2024.
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
The individuals who served as our principal executive officer and principal financial officer during 2024, as well as the other individuals included in the Summary Compensation Table, are referred to throughout this Form 10-K/A as the “named executive officers” and, to the extent they remain employed by us, together with the other executives of management, as the “executive officers.”
Accordingly, our named executive officers for 2024 are:

Name	Position
Helen Sabzevari, Ph.D.	President and Chief Executive Officer
Harry Thomasian Jr.	Chief Financial Officer
Donald P. Lehr	Chief Legal Officer
Rutul R. Shah	Chief Operating Officer
Phil Tennant	Chief Commercial Officer
Jeffrey Perez	Former Senior Vice President, Intellectual Property Affairs

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
The Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the compensation of our executive officers. The Compensation Committee is responsible for:
•establishing and administering the base salaries and annual incentive awards of our executive officers, and
•administering and making recommendations and awards under our equity incentive plans.
The Compensation Committee regularly reviews the compensation paid to our executive officers to ensure it is fair, reasonable, and competitive and is substantially tied to our performance. The Compensation Committee evaluates, both subjectively and objectively, our financial performance, competitive position, future potential, and the individual and group performance of the members of executive management. In such evaluation, the Compensation Committee reviews data prepared by management and employs the business experience of the individual members of the Compensation Committee. The Compensation Committee also utilizes the assistance of an independent compensation consultant, as described below under “— The Compensation Review Process.”
As part of the goal setting process for the 2024 short-term incentive awards, the Compensation Committee approved a focused set of goals that included the continued development of PRGN-2012 (including submission of a Biologics License Application, or BLA, as well as certain objectives related to the Company’s commercial capabilities), which were weighted at 70%, and continuation of other clinical programs, as well as attainment of certain financial goals, which were weighted at 10%. In addition, each executive officer’s individual performance was weighted at 20%, other than the Chief Executive Officer who did not have an individual performance goal. The Chief Executive Officer's goals were the same as the other executive officers, absent the individual performance goal, which were weighted at 80% for the continued development of PRGN-2012 and 20% for the continuation of clinical programs as well as certain financial goals. The Committee assessed the performance of the executive officers in April 2025 against the 2024 goals and also performed a holistic review of Company and individual performance in 2024, and made bonus determinations based on such assessment and review, as described in “Annual Short Term Incentive Awards” below.
In addition, in August 2024, the Compensation Committee approved the grant of performance-based stock units (“PSUs”) to certain employees, including certain named executive officers, with the goal of incentivizing and retaining these individuals through certain important upcoming Company milestones. The Compensation Committee believes that the incorporation of the PSUs as a component of long-term equity incentive compensation provided to the executive officers will enhance the alignment of executive compensation with long-term shareholder value creation, because the vesting of the PSUs is conditioned upon the Company's achievement of certain key operational milestones critical to its growth and success. Accordingly, as described in more detail under "Performance-Based Awards" below, each PSU award will vest on two specific regulatory developments, 50% upon the BLA filing and 50% upon the BLA approval by the Food and Drug Administration (“FDA”). These regulatory actions are critical to the success of the Company and the Compensation Committee believes it is important to incentivize and retain these employees through these milestones.
For 2024, after taking into account the overall position of the Company and with a focus on retention, cash preservation, and the desire to enhance the equity ownership positions in the Company of our executive officers in order to further align the interests with those of shareholders, the Compensation Committee, with the assistance of its independent compensation consultant in assessing the competitive market and evaluating current executive pay practices, reviewed the base salaries of our executive officers and made annual short-term incentive awards, consisting of equity in lieu of cash, based on the Company’s performance. In addition, the Compensation Committee awarded long-term incentive awards to our executive officers in the form of stock options to promote retention, increase long-term equity ownership and align executive and long-term shareholder interests by linking a portion of their compensation to changes in the Company’s stock price.

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
What We Do:
•The Compensation Committee has 100% independent directors.
•We conduct an annual review and assessment of potential and existing risks arising from our compensation programs and policies.
•The Compensation Committee engages an independent compensation consultant to advise on executive and director compensation matters.
•We tie our annual bonus opportunities to corporate objectives.
•We use equity awards that vest over time and performance and deliver greater value as our stock price increases.
•We maintain stock ownership guidelines for our non-employee directors.
What We Do Not Do:
•We do not allow hedging of Company stock.
•We do not provide excessive perquisites.
•We do not provide for tax gross-ups, except for de minimis amounts related to short-term and long-term disability insurance premiums.
•We do not allow repricing of stock options without shareholder approval.
•We do not offer guaranteed bonuses.
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
•Our executive compensation and benefits should attract, motivate, reward, and retain the management talent necessary to achieve our business objectives at compensation levels that are fair, equitable, and competitive with those of comparable companies.
•Compensation should be set based on the leadership of each executive officer, which reflects skill sets, experience, and achievement, to create a competitive framework for talent acquisition and retention.
•Compensation should be linked to individual and corporate performance by aligning our executive compensation program to company-wide performance, which is assessed in terms of financial and non-financial performance and creation of long-term value for our shareholders.
•There should be an appropriate mix and weighting of compensation elements such that an adequate amount of each executive officer’s total compensation is performance-based or “at risk.” Further, as an executive’s responsibilities increase, the portion of “at-risk” compensation for the executive should also increase as a percentage of total compensation.
•In addition, the Compensation Committee believes that the various elements of our compensation program effectively align compensation with performance measures that are directly related to our financial goals and creation of shareholder value without encouraging executives to take unnecessary and excessive risks.
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

Element of Compensation	Description	How This Element Promotes Our Objectives
Annual Compensation
Base Salary	Fixed annual compensation that is certain in payment and provides continuous income.	Aids in both recruitment and retention; designed to be competitive in the marketplace.
Annual Short-Term Incentive Awards	Performance-based compensation for achieving goals and objectives.	Motivates and rewards achievement of annual corporate objectives by providing at-risk comprehensive pay opportunities linked to performance.
Long-Term Compensation
Long-Term Equity Incentive Awards	Generally, grants of options and/or RSUs that are part of our long-term incentive program; time-based vesting, generally over four years.	Promotes retention, increases long-term equity ownership, and aligns executive and long-term shareholder interests by linking a portion of their compensation to changes in company stock price.
Performance- Based Awards
Performance-based stock units	Performance-based compensation granted in 2024 for achieving specific goals and objectives that are critical to long-term shareholder value.	Motivates and rewards the achievement of specific performance measures by providing at-risk comprehensive pay opportunities linked to performance. Also aids in retaining key employees through critical milestones.
Other Compensation
Post-Termination Payments and Benefits	Contractual payments and benefits for certain executives upon termination of employment in specified circumstances, such as termination other than for cause or for good reason, as described in greater detail herein.	Provides assurance of financial security, which is desirable in lateral recruiting and executive retention and permits objective evaluation by executives of potential changes to our strategy and structure.
Other Benefits	Executives participate in employee benefit plans generally available to our employees.	Fair and competitive programs to provide for the health and well-being of executives and their families.
We do not provide our executives with any meaningful perquisites that are not provided to employees generally. We also do not have any deferred compensation programs currently being utilized or retirement programs other than our 401(k) Plan that is generally available to all employees. We enroll all eligible employees in the same health, dental, and life and disability insurance programs.
Base Salary
General
Base salary levels for our executive officers, with the exception of our CEO, are recommended to the Compensation Committee by our CEO and are subject to approval by the Compensation Committee and the Board. In setting the base salary level for each executive officer (other than our CEO), the Compensation Committee generally considers the executive officer’s experience level, demonstrated capabilities, time and placement in position, our geographic region, individual performance, and potential future contributions to our Company. In addition, the Compensation Committee may consider executive compensation data for the industry as a whole, including data from similarly situated companies. Base salaries are reviewed annually by the Compensation Committee. When making decisions to adjust executive salaries, the Compensation Committee will also consider our overall financial performance in addition to the factors identified above. No particular weight is assigned to any one factor. Taking into account the overall position of the Company, the market analysis performed by the compensation consultants, and the performance of the named executive officers, the Compensation Committee determined in 2024 that base salaries for Harry Thomasian Jr. and Rutul R. Shah should be increased from $475,000 and $410,000, respectively, to $488,000 and $485,000, respectively. No other changes to base salaries for our other named executive officers were made in 2024.

The following table sets forth the 2024 annualized base salaries for each of our NEOs.

Name	2024 Base Salary
Dr. Helen Sabzevari	$1,000,000
Harry Thomasian Jr.	$488,000
Donald Lehr	$575,000
Rutul R. Shah	$485,000
Phil Tennant	$510,000
Jeffrey Perez	$500,000
Annual Short-Term Incentive Awards
General
Our NEOs are eligible to receive annual bonuses based on corporate performance achievement, as determined by the Compensation Committee following the completion of the applicable performance year, and subject to the NEO’s continued employment through the applicable payment date. Each named executive officer is provided an annual target bonus opportunity that is set as a percentage of base salary, except that Dr. Sabzevari’s employment agreement provides for eligibility for an annual bonus of between 75% and 150% of Dr. Sabzevari’s annual base salary. In connection with his separation from employment in 2024, Mr.Perez was not eligible to receive an annual bonus for 2024.
For 2024, the Compensation Committee established a bonus program for our named executive officers based on the achievement of a combination of primarily operational performance goals, which was focused on promoting advancement of our lead drug candidate, PRGN-2012 (including submission of a BLA, as well as certain objectives related to the Company's commercial capabilities), weighted at 70% of the overall bonus opportunity (80% for the Chief Executive Officer). In addition, other goals included the achievement of our key clinical and financial goals, weighted at 10% of the overall bonus opportunity (20% for the Chief Executive Officer). Also, the named executive officers, other than the Chief Executive Officer, would be measured in part on individual performance, weighted at 20% of the overall bonus opportunity. The Compensation Committee established a target bonus for Dr. Sabzevari of 150% of base salary and for our other NEOs of 40% of base salary.
Following the end of the 2024 performance year, the Compensation Committee carefully reviewed the performance of the Company against each of the goals as part of the evaluation process for determining the annual bonus payouts for our named executive officers. In conducting the review, the Compensation Committee closely analyzed the achievement against each performance goal, taking into account the specific objectives, quantitative metrics and qualitative factors associated with each goal. In addition, the Compensation Committee performed a holistic review of Company and individual performance, which contributed to its determination of payout amounts. The Compensation Committee considered the following specific achievements in 2024:
•The PRGN-2012 BLA was submitted in the fourth quarter of 2024, and subsequently accepted by the FDA with a PDUFA action date set for August 27, 2025.
•The build-out of the Company’s Commercial team.
•The completion of enrollment in the PRGN-3006 Phase 1b trial.
•The reprioritization of PRGN-2009, utilizing NCI to enroll Phase 2 trials.
•The various capital raises in 2024, including the $79 million preferred stock issuance in December 2024.
The Compensation Committee discussed these accomplishments with Dr. Sabzevari and, subsequently, with members of the Board and the Compensation Committee’s independent compensation consultant, recommended to the Board the approval of the operational performance goals at 100% of target and of the clinical and financial performance goals at 100% of target.
For non-Chief Executive Officer NEO’s individual performance, all individuals were considered to have met their individual goals, with certain NEOs performing above expectations. Mr. Thomasian was awarded an additional 10% of his target bonus based on his leadership in raising additional capital during 2024. Mr. Shah was awarded an additional 25% of his target bonus based on his direct involvement in preparing, reviewing and submitting the BLA in 2024 along with his exemplary service to the Company through his involvement in other aspects of the Company’s day-to-day operations including supporting the capital raises in 2024 and his leadership in the Company’s manufacturing preparedness. Mr. Tennant was awarded an additional 2% of his target bonus based on his leadership in building the Company’s commercial operations. Taking into consideration the continued focus on enhanced equity ownership by our executives, as well as cash preservation, the Compensation Committee also approved the short-term incentive bonuses to be paid 100% in RSUs scheduled to vest in May 2025 based on the grant date fair market value of the Company’s shares, as reflected in the table below.

Name	Annual Target Bonus (% of Base Salary)	Total Value of Target Bonus ($)		Aggregate Achievement Percentage of Target (%)	Actual Cash Payment ($)	RSUs Granted	Total Value of Actual Bonus
Dr. Helen Sabzevari	150%	$1,500,000		100%	$—	1,079,137	$1,500,000
Harry Thomasian Jr.	40%	$195,200		110%	$—	154,475	$214,720
Donald P. Lehr	40%	$230,000		100%	$—	165,468	$230,000
Rutul R. Shah	40%	$194,000		125%	$—	174,460	$242,500
Phil Tennant	40%	$90,542	(1)	102%	$—	66,441	$92,353
______________________________________________________________________________________________________
(1)Represents Mr. Tennant’s target bonus prorated from his employment start date to the end of the year. His annualized target bonus (without proration) was $204,000.
Long-Term Equity Incentive Awards
Our primary objectives in granting long-term equity incentive awards are to encourage significant ownership of our common stock by management and to provide long-term financial incentives linked directly to our long-term performance. The Compensation Committee believes that significant ownership of our common stock by senior management helps to align the interests of management and the shareholders. After taking into account the overall position of the Company during the year, the Compensation Committee made grants of long-term incentive awards to its executives for 2024 as noted below.
In May 2024, the Compensation Committee approved grants of stock options to Dr. Sabzevari and Messrs. Thomasian, Lehr, Shah, and Perez, each of which vests as to one-fourth of the award one year after the date of grant, with the balance of the award vesting in 36 successive equal monthly installments thereafter.
In connection with the commencement of Mr. Tennant’s employment in July 2024 and pursuant to the terms of his offer of employment, stock options were granted to Mr. Tennant, which vest as to one-fourth of the award one year after the date of grant, with the balance of the award vesting in 36 successive equal monthly installments thereafter.
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
With the exception of significant promotions and new hires, equity grants, including stock options and similar awards, when awarded, have generally been awarded within the first five months of the fiscal year. The Compensation Committee selects this timing because it enables them to consider the Company and its employees' prior year performance and to incentivize the employees to deliver on the Company’s strategic objectives for the new fiscal year. The Compensation Committee does not take material non-public information into account when determining the timing and terms of equity grants, except that if the Company determines that it is in possession of material non-public information at an anticipated grant date, the Compensation Committee would defer the grant until a date on which the Company is not in possession of material non-public information. During fiscal year 2024, we did not grant equity awards to our executive officers during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that disclosed material nonpublic information. It is the Company’s practice not to time the disclosure of material non-public information for the purpose of affecting the value of executive compensation.
Performance-Based Awards

In August 2024, we granted PSUs to certain employees, including certain named executive officers. The Compensation Committee believes that the incorporation of the PSUs as a component of long-term equity incentive compensation provided to the executive officers will enhance the alignment of executive compensation with long-term shareholder value creation, because the vesting of the PSUs is conditioned upon the Company's achievement of certain key operational milestones important to its growth and success.
The PSUs vest in two equal 50% installments based upon the achievement of two specified operational milestones related to the regulatory status of our lead product candidate, PRGN-2012. Specifically, 50% vest upon the Company's good faith submission to the U.S. FDA of a complete BLA related to PRGN-2012, and 50% vest upon the approval of the BLA by the FDA (each, a “Milestone”), in each case during the performance period from the grant date through December 31, 2026. Each Milestone was selected because of its strategic importance for our company and the need to incentivize and retain key employees through these Milestones. The Milestones may be achieved (and the PSUs earned) at any time during the performance period, and the PSUs will vest and be settled in shares of the Company's common stock at such time as the Compensation Committee certifies that an applicable performance milestone has been achieved, subject generally to the executive's continued employment through the applicable achievement date. Any PSUs for which a performance milestone has not been achieved by December 31, 2026 will be cancelled and forfeited.
The following table summarizes the PSUs granted to our named executive officers in August 2024 (except for Mr. Perez who did not receive such an award):

Name	Grant Date Fair Value of PSUs ($)(1)	Milestone-Based PSUs Granted (#)
Dr. Helen Sabzevari	$932,250	1,650,000
Harry Thomasian Jr.	$141,250	250,000
Donald P. Lehr	$61,020	108,000
Rutul R. Shah	$141,250	250,000
Phil Tennant	$28,250	50,000
_____________________________________________________________________________________________________
1.The grant date fair value is based on the grant date closing price per share of 1.13 on August 28, 2024.
In January 2025, the first Milestone applicable to the PSUs was determined to have been achieved and 50% of the PSUs held by each named executive officer were settled in shares of Company common stock, with the remaining 50% remaining outstanding subject to the achievement of the remaining Milestone.
Other Benefits
The Compensation Committee believes employee benefits are an essential component of our competitive total compensation package. These benefits are designed to attract and retain our employees. The executive officers may participate in, and we make contributions on their behalf to, the same benefit plans that are provided to all of our eligible employees, which include medical, health and dental insurance, long-term disability insurance, accidental death and disability insurance, and our 401(k) Plan. As part of the 401(k) Plan, we generally match 100% of the first 3% of compensation contributed by the employee into the 401(k) Plan subject to the Internal Revenue Code of 1986, as amended (the “Code”), and our 401(k) Plan limits. We have disclosed all company matches for our named executive officers in the column labeled “All Other Compensation,” in the Summary Compensation Table herein, and separately disclosed each amount in the All Other Compensation Table for 2024 herein.
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
Role of the Compensation Committee and Management
Governance of our compensation program is the responsibility of the Compensation Committee, which consists solely of independent directors. At the direction of the Compensation Committee, our CEO prepares compensation recommendations regarding the compensation of each of our executive officers, other than for the CEO, and presents those recommendations to the Compensation Committee for approval. The Compensation Committee evaluates the overall performance of the executive officers based on our achievement of corporate performance objectives and goals. The Compensation Committee, with the advice of its independent compensation consultant, then reviews and takes into account all elements of executive compensation in setting policies and determining compensation amounts. The Compensation Committee does not delegate authority to its outside consultant or to other parties.
Role of Compensation Consultants
As discussed above, the Compensation Committee is authorized to retain experts, consultants, and other advisors to aid in the discharge of its duties.
Since 2021, the Compensation Committee has engaged Aon as its independent compensation consultant to aid the Compensation Committee in its annual review of the Company’s executive compensation practices for continuing appropriateness and reasonableness and to make recommendations regarding executive officer compensation levels and structures. In reviewing the Company’s executive compensation practices, the Compensation Committee also considers other sources to evaluate external market, industry and peer-company practices. Aon has no other business relationship with us and receives no payments from us other than fees for services to the Compensation Committee.
In retaining Aon, the Compensation Committee separately considered the six factors set forth in Section 10C-1(b)(4)(i) through (vi) of the Exchange Act and the listing standards of Nasdaq, based on such consideration, determined that the engagement of Aon did not raise any conflicts of interest.
Use of Peer Group
The Compensation Committee consulted with its independent compensation consultant, Aon, to assist in the analysis of the Company’s peer group to align with governance and market best practices in preparation for the 2024 compensation review cycle. In that capacity, Aon provided the Compensation Committee with a peer group analysis and made recommendations to the Compensation Committee in structuring the compensation program for the CEO and other executive officers.
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

Company Name
Adaptimmune Therapeutics (ADAP)	Agenus (AGEN)	Allogene Therapeutics (ALLO)	Allovir (ALVR)	Atara Biotherapeutics (ATRA)
Caribou Biosciences, Inc. (CRBU)	Fate Therapeutics (FATE)	Gossamer Bio (GOSS)	Gritstone bio (GRTS)	IDEAYA Biosciences (IDYA)
ImmunityBio (IBRX)	Inovio Parmaceuticals (INO)	Iovance Biotherapeutics (IOVA)	Lyell Immunopharma (LYEL)	PDS Biotechnology (PDSB)
Poseida Therapeutics (PSTX)	REGENXBIO (RGNX)	Sana Biotechnology (SANA)	Sangamo Therapeutics (SGMO)	VIR Biotechnology (VIR)
Xencor (XNCR)

At the time the peer group for 2024 was proposed to the Compensation Committee, the peer group had the following median statistics:

Measure	50th Percentile	Precigen’s Position
Market Capitalization	$512 million	$366.0 million (46th percentile)
Revenues	$14.3 million	$22.1million (51th percentile)
Annualized 3-Year TSR	-40%	-32% (65th percentile)
In preparation for making 2024 compensation decisions, the Compensation Committee reviewed the existing compensation peer group in consultation with its independent compensation consultant for continued financial and business fit and made the following updates to the prior year’s peer group:
The following companies were removed from the 2023 peer group:
•NGM Biopharmaceutics (NGM)
•Precision Biosciences (DTIL)
•Revolution Medicines (RVMD)
• Sorrento Therapeutics (SRNE)
•TCR2 Therapeutics (TCRR)
•Vaccitech (VACC)
•VBI Vaccines (VBIV)
The following companies were added to the 2024 peer group:
•Adaptimmune Therapeutics (ADAP)
•Allovir (ALVR)
•Gossamer Bio (GOSS)
•Immunity Bio (IBRX)
•PDS Biotechnology (PDSB)
•Sangamo Therapeutics (SGMO)
•Vir Biotechnology (VIR)
The Compensation Committee plans to continue to monitor certain compensation practices at a variety of similarly situated or similarly structured companies in assessing and making compensation decisions going forward.
Establishing Total Direct Remuneration
Total direct remuneration is the sum of base salary, annual short-term incentive awards, long-term equity incentive awards (if any), performance-based awards (if any)and other benefits. A major portion of each executive officer’s remuneration is established by performance-based incentives, which require achievement of performance objectives and goals as a condition to earning annual short-term incentive awards, and long-term equity incentive awards, the value of which depends on our stock price upon vesting or exercise. The at-risk portion of total direct remuneration provides increased pay for higher levels of corporate and/or business sector performance.
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
At our 2024 Annual Meeting of Shareholders, we held a non-binding shareholder say-on-pay vote. Our shareholders approved our 2024 executive compensation proposal, with 96.3% of the shares that were cast on the proposal voted in favor of the say-on-pay resolution. We did not make any significant changes in our policies or programs in response to this vote. However, we will continue to consider the outcome of the say-on-pay vote for future compensation decisions for our executive officers.
Other Executive Compensation Practices
Anti-Hedging Policy
To ensure alignment of the interests of our shareholders, directors and executive officers, our Insider Trading Policy does not permit directors, officers, or employees to engage in short-term or speculative transactions involving our securities, including short sales, publicly traded options, or hedging of our securities.
Compensation Recovery Policies
It is the Board’s policy that in the event the Board determines that a significant restatement or correction of our financial results or other metrics is required for the prior fiscal year for which audited financial statements have been completed, and, had the results or metrics been properly calculated initially, our officers would have received less compensation, the Board has the authority to obtain reimbursement of any portion of any performance based compensation paid or awarded, whether cash or equity based, to the officers and to other employees responsible for accounting errors resulting in the restatement or correction that is greater than would have been paid or awarded calculated based upon the restated or corrected financial results or metrics. Further, it is the policy of the Board to seek recoupment in all instances where Section 304 of the Sarbanes-Oxley Act of 2002 requires us to seek recoupment. On June 8, 2023 the Board adopted the Precigen, Inc. Financial Statement Compensation Recoupment Policy which policy is intended to comply with the requirements of Section 10D of the Exchange Act and Section 5608 of the Nasdaq Listing Rules. The policy provides for the recoupment of certain executive compensation in the event of an accounting restatement resulting from material noncompliance with financing reporting requirements. A copy of the Precigen, Inc. Financial Statement Compensation Recoupment Policy was filed as Exhibit 97 of the Original Form 10-K for the year ended December 31, 2024.
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
•James S. Turley, Chair
•Fred Hassan
•Jeffrey B. Kindler
Compensation Risk Assessment
As part of its oversight of our executive compensation program, the Compensation Committee considers the impact of our executive compensation program, and the incentives created by the compensation awards that it administers, on our risk profile. In addition, the Compensation Committee reviews our compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk-taking, to determine whether they present a significant risk to us. The Compensation Committee concluded that our compensation programs are designed with the appropriate balance of risk and reward in relation to our overall business strategy and that the balance of compensation elements discourages excessive risk taking. The Compensation Committee, therefore, determined that the risks arising from our compensation policies and practices for employees are not reasonably likely to have a material adverse effect on us. The Compensation Committee will continue to consider compensation risk implications while deliberating the design of our executive compensation programs. In its discussions, the Compensation Committee considered the attributes of our programs, including:
•appropriate pay philosophy in light of our business model;
•balance with respect to the mix of cash and equity compensation, and measures of performance against both annual and multiyear standards;
•long-term incentives linked to stock price performance;
•long-term incentives generally have multiyear vesting to ensure a long-term focus and appropriate balance against short-term goals;
•independent Compensation Committee oversight, with Compensation Committee discretion to reduce incentives based on subjective evaluation of individual performance; and
•anti-hedging policies.

Summary Compensation Table
The following table sets forth the compensation paid to or accrued by our named executive officers during the fiscal years ended December 31, 2024, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
Helen Sabzevari Chief Executive Officer	2024	1,000,000	—	2,432,249	1,979,514	—	20,132	5,431,895
	2023	1,000,000	—	815,625	1,885,056	—	18,380	3,719,061
	2022	1,000,000	—	750,000	1,459,127	271,875	16,620	3,497,622
Harry Thomasian Jr. Chief Financial Officer	2024	486,500	—	331,250	548,950	—	35,752	1,402,452
	2023	475,000	—	103,311	520,061	—	33,538	1,131,910
	2022	454,584	—	17,840	344,540	34,437	35,019	886,420
Don Lehr Chief Legal Officer	2024	575,000	—	291,019	439,160	—	46,901	1,352,080
	2023	575,000	—	125,062	321,317	—	43,316	1,064,695
	2022	575,000	—	80,498	258,405	41,687	35,712	991,302
Rutul Shah Chief Operating Officer	2024	452,116	—	305,249	603,845	—	46,334	1,407,544
	2023	410,000	—	89,174	495,775	—	43,025	1,037,974
	2022	327,500	—	55,000	344,540	29,725	36,318	793,083
Phil Tennant(5) Chief Commercial Officer	2024	215,769	—	28,250	252,660	—	21,658	518,337
Jeffrey Perez(6) Former Senior Vice President, IP Affairs	2024	423,077	—	200,000	329,370	—	906,985	1,859,432
	2023	500,000	—	108,749	222,670	—	40,666	872,085
	2022	500,000	—	70,000	258,405	36,250	33,992	898,647
______________________________________________________________________________________________________
(1)Represents the grant date fair value of RSUs and PSUs computed by us for financial reporting purposes, computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures and, for PSUs, based on the probable outcome of the performance conditions as of the grant date, and does not represent the actual amounts that will be realized by the named executive officer. Assuming the highest level of performance achievement for the PSUs, the values are as follows: for Ms. Sabzevari 1,864,500, for Mr. Thomasian 282,500, for Mr. Lehr 122,040, for Mr. Shah 282,500, and for Mr. Tennant 56,500. For a full description of the assumptions we use in computing these amounts, see Note 2 to our consolidated financial statements for the year ended December 31, 2024, which is included in our 2024 Form 10-K filed with the Securities and Exchange Commission. This column does not include for 2024 the grant date fair value of RSUs granted as part of the short-term incentive award for performance in 2024 because the awards were granted in 2025. However, it does include for 2024, 2023 and 2022 the grant date fair value of RSUs granted as part of the short-term incentive award for performance in 2023, 2022 and 2021, respectively.
(2)Represents the grant date fair value computed by us for financial reporting purposes, computed in accordance with ASC Topic 718. For a full description of the assumptions we use in computing these amounts, see Note 2 to our consolidated financial statements for the year ended December 31, 2024, which is included in our 2024 Annual Report. The actual value a named executive officer may receive depends on market prices and there can be no assurance that the amounts reflected in the Option Awards column will actually be realized. No gain to a named executive officer is possible without an appreciation in stock value after the date of grant.
(3)For 2022, represents the aggregate annual performance-based short-term incentive earned under the Company’s 2022 annual short-term incentive program for executive employees that was paid in cash in the year following the applicable year’s service period.
(4)The amounts in this column are further detailed in the “All Other Compensation Table for 2024.”
(5)Mr. Tennant commenced his employment with us as Chief Commercial Officer on July 22, 2024. Accordingly, no information is displayed for 2023 and 2022.
(6)Mr. Perez ceased serving as Senior Vice President, IP Affairs, effective November 1, 2024.

ALL OTHER COMPENSATION TABLE FOR 2024
The table below reflects the types and dollar amounts of perquisites, additional compensation, and other personal benefits provided to the named executive officers during 2024. For purposes of computing the dollar amounts of the items listed below, we used the actual out-of-pocket costs to us of providing the perquisite or other personal benefit to the named executive officer. The named executive officers paid any taxes associated with these benefits without reimbursement from us.

Name	Company-Paid Welfare and Life Benefits Premiums $	401(k) Plan Company Contributions $	Termination Payments		Total
Helen Sabzevari	9,782	10,350	—		20,132
Harry Thomasian Jr.	25,402	10,350	—		35,752
Donald P. Lehr	36,551	10,350	—		46,901
Rutul R. Shah	35,984	10,350	—		46,334
Phil Tennant	15,185	6,473	—		21,658
Jeffrey Perez	33,535	10,350	863,100	(1)	906,985
__________________________________________________________________________________________________
(1)For Mr. Perez, the amounts represent severance payments and benefits of (i) 18 months of base salary and (ii) reimbursement for 18 months of expected COBRA premiums, as well as a payment in respect of accrued and unused paid time off.

GRANTS OF PLAN-BASED AWARDS FOR 2024
The following table presents information regarding grants of plan-based awards to the named executive officers during the fiscal year ended December 31, 2024.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name	Grant Date	Threshold $	Target ($)	Maximum ($)
Helen Sabzevari	5/31/2024					—		1,803,000		1.40	1,979,514
	4/5/2024					1,071,428	(4)	—		—	1,499,999
	8/28/2024				1,650,000	—		—		—	932,250
		—	1,500,000	—
Harry Thomasian Jr.	5/31/2024					—		500,000		1.40	548,950
	4/5/2024					135,714	(4)	—		—	190,000
	8/28/2024				250,000	—		—		—	141,250
		—	195,200	—
Donald P. Lehr	5/31/2024					—		400,000		1.40	439,160
	4/5/2024					164,285	(4)	—		—	229,999
	8/28/2024				108,000	—		—		—	61,020
		—	230,000	—
Rutul R. Shah	5/31/2024					—		550,000		1.40	603,845
	4/5/2024					117,142	(4)	—		—	163,999
	8/28/2024				250,000	—		—		—	141,250
		—	194,000	—
Phil Tennant	7/22/2024					—		200,000	(5)	1.26	252,660
	8/28/2024				50,000	—		—		—	28,250
		—	90,542	—
Jeffrey Perez (6)	5/31/2024					—		300,000		1.40	329,370
	4/5/2024					142,857	(4)	—		—	200,000
		—	200,000
______________________________________________________________________________________________________
(1)Represents the target payout opportunity under the Company’s 2024 annual short-term incentive program.
(2)Represents the target payout opportunity under the PSUs granted in 2024 assuming achievement of both Milestones.
(3)Represents the grant date fair value of the equity awards determined in accordance with ASC Topic 718.
(4)Represents a grant of fully-vested RSUs granted for performance in 2023.
(5)Mr. Tennant received a stock option grant in the amount set forth in the table above pursuant to his employment offer letter.
(6)In connection with his separation from employment in November 2024, all of Mr. Perez’s outstanding, unvested equity awards were forfeited.

OUTSTANDING EQUITY AWARDS AT 2024 FISCAL YEAR END
The following table sets forth specified information concerning unexercised stock options and unvested RSUs and PSUs held by each of the named executive officers as of December 31, 2024.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options: Exercisable	Number of Securities Underlying Unexercised Options: Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market Value or Payout of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Helen Sabzevari	7/17/2017		150,000	—	22.83	7/17/2027	—	—
	1/5/2020		1,500,000	—	5.95	1/5/2030	—	—
	1/5/2020		1,500,000	—	11.9	1/5/2030	—	—
	1/5/2020		1,500,000	—	17.85	1/5/2030	—	—
	2/2/2022		423,500	423,500	2.33	2/2/2032	—	—
	3/24/2023	(2)	369,596	—	0.96	3/24/2033	—	—
	4/28/2023		721,791	1,010,509	1.21	4/28/2033	—	—
	05/31/2024		—	1,803,000	1.40	5/31/2034	—	—
	08/28/2024	(3)	—	—			1,650,000	1,848,000
Harry Thomasian Jr.	10/18/2021		135,000	45,000	4.72	10/18/2031	—	—
	2/2/2022		100,000	100,000	2.33	2/2/2032	—	—
	3/24/2023	(2)	46,815	—	0.96	3/24/2033	—	—
	4/28/2023		217,083	303,917	1.21	4/28/2033	—	—
	5/31/2024		—	500,000	1.40	5/31/2034	—	—
	8/28/2024	(3)	—	—			250,000	280,000
Donald P. Lehr	2/02/2017		225,000	—	20.94	2/2/2027	—	—
	2/2/2022		75,000	75,000	2.33	2/2/2032	—	—
	3/24/2023	(2)	56,671	—	0.96	3/24/2033	—	—
	4/28/2023		125,000	175,000	1.21	4/28/2033	—	—
	5/31/2024		—	400,000	1.40	5/31/2034	—	—
	8/28/2024	(3)	—	—			108,000	120,960
Rutul R. Shah	3/12/2015		2,597	—	45.69	3/12/2025	—	—
	3/10/2016		2,510	—	34.85	3/10/2026	—	—
	3/16/2017		5,000	—	21.38	3/16/2027	—	—
	3/23/2018		4,000	—	15.80	3/23/2028	—	—
	6/18/2019		40,000	—	8.60	6/18/2029	—	—
	7/16/2020		60,000	—	4.67	7/16/2030	—	—
	4/21/2021		75,000	25,000	8.17	4/21/2031	—	—
	2/02/2022		100,000	100,000	2.33	2/2/2023	—	—
	3/24/2023	(2)	40,409	—	0.96	3/24/2033	—	—
	4/28/2023		208,333	291,667	1.21	4/28/2033	—	—
	5/31/2024		—	550,000	1.40	5/31/2034	—	—
	8/28/2024	(3)	—	—			250,000	280,000

Phil Tennant	7/22/2024		—	200,000	1.61	7/22/2034	—	—
	8/28/2024	(3)	—	—			50,000	56,000
Jeffrey Perez (4)	2/02/2017		225,000	—	20.94	2/2/2027	—	—
	2/2/2022		75,000	—	2.33	2/2/2032	—	—
	3/24/2023	(2)	49,279	—	0.96	3/24/2033	—	—
	4/28/2023		75,000	—	1.21	4/28/2033	—	—
__________________________________________________________________________________________________
(1)For awards granted prior to 2023, each award vests in four equal annual installments beginning on the anniversary of the grant date. For awards granted in 2023 and later, each award vests as to one-fourth of the award on the first anniversary of the date of grant, with the balance of the awards vesting in 36 successive equal monthly installments thereafter, except as noted in (2) below.
(2)Award vested on the first anniversary of the grant date.
(3)Award vests in two equal 50% installments based upon the achievement of two specified operational milestones relating to (i) the Company’s good faith submission to the U.S. FDA of a complete BLA for the Company’s PRGN-2012 investigational product and (ii) the approval of the BLA by the FDA.
(4)In connection with his separation from employment in November 2024, all of Mr. Perez’s outstanding, unvested equity awards were forfeited. Under the terms of his employment agreement, he has five months from the date of his termination to exercise his outstanding vested options.
STOCK AWARDS VESTED FOR 2024
The following table sets forth specified information concerning stock vesting for each of the named executive officers during the fiscal year ended December 31, 2024.

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Helen Sabzevari	1,071,428	1,499,999
Harry Thomasian Jr.	135,714	190,000
Donald P. Lehr	164,285	229,999
Rutul R. Shah	117,142	163,999
Phil Tennant	—	—
Jeffrey Perez	142,857	200,000
__________________________________________________________________________________________________
(1)The amounts in the “Value Realized on Vesting” column are calculated based on the closing market price per share of our common stock on the date of vesting. This calculation differs from the grant date fair value of the equity awards determined in accordance with ASC Topic 718.
POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL
Employment Agreements with Named Executive Officers
Mr. Lehr is a party to a continuing employment agreement with the Company entered into in April 2019 that provides for certain severance rights upon termination without “Cause” (as defined in the employment agreement) or resignation by him for “Good Reason” (as defined in the employment agreement). Pursuant to the terms of the employment agreement, subject to the execution of a release of claims, Mr. Lehr would be entitled to receive (i) payment equivalent to 18 months of his base pay, and (ii) his expected cost of COBRA premiums for continued medical coverage for up to 18 months.

In addition, in February 2024, the Company entered into a continuing employment agreement with each of Messrs. Thomasian and Shah that provide for certain severance rights upon termination without “Cause” (as defined in the applicable employment agreement) or resignation by the executive officer for “Good Reason” (as defined in the applicable employment agreement). Pursuant to the terms of these employment agreements, subject to the execution of a release of claims, the named executive officer would be entitled to receive (i) payment equivalent to 12 months of his base pay, and (ii) the named executive officer’s expected cost of COBRA premiums for continued medical coverage for up to 12 months.
In connection with his appointment to the position of Chief Commercial Officer in July 2024, the Company entered into an employment agreement with Mr. Tennant, with terms consistent with that of Messrs. Thomasian and Shah noted above.
Mr. Perez was also party to an employment agreement with the Company, with the terms consistent with those described above for Mr. Lehr. In connection with his separation from employment in November 2024, Mr. Perez received the severance payments and benefits provided under his employment agreement, as set forth below.
Employment Agreement with Dr. Sabzevari
In connection with her appointment to the position of President and CEO in January 2020, we entered into an employment agreement with Dr. Sabzevari (the “CEO Employment Agreement”). The term under the CEO Employment Agreement commenced on January 1, 2020 and continues until terminated in accordance with the CEO Employment Agreement.
Dr. Sabzevari’s initial annual base salary under the CEO Employment Agreement is $1,000,000. Dr. Sabzevari received sign-on equity grants in connection with her commencement of employment with us. The CEO Employment Agreement also provides for eligibility for an annual bonus of up to 150% of Dr. Sabzevari’s annual base salary, contingent upon continuous employment by us and Dr. Sabzevari’s performance during the bonus period and through the date on which the bonus is paid, as determined in the sole discretion of the Board. Pursuant to the CEO Employment Agreement, Dr. Sabzevari will be entitled to participate in all employee benefit plans that are generally made available to senior Precigen exempt executives.
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
Stock Option and RSU Provisions
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
A “Change in Control” is defined in the 2013 Plan to mean generally the occurrence of any of the following events:
(a)the accumulation in any number of related or unrelated transactions by any person of beneficial ownership (as such term is used in Rule 13d-3 promulgated under the Exchange Act) of more than 50% of the combined voting power of our voting stock; provided that for purposes of this subsection (a), a Change in Control will not be deemed to have occurred if the accumulation of more than 50% of the voting power of our voting stock results from any acquisition of voting stock (i) directly from the Company that is approved by the Incumbent Board (as defined in the 2013 Plan), (ii) by the Company, (iii) by any employee benefit plan (or related trust) sponsored or maintained by us or any affiliate, or (iv) by any person pursuant to a merger, consolidation, reorganization or other transaction (a “Business Combination”) that would not cause a Change in Control under subsection (b), (c) or (d) below;
(b)consummation of a Business Combination, unless, immediately following that Business Combination, (i) all or substantially all of the persons who were the beneficial owners of our voting stock immediately prior to that Business Combination beneficially own, directly or indirectly, more than 50% of the then outstanding shares of common stock and more than 50% of the combined voting power of the then outstanding voting stock entitled to vote generally in the election of directors of the entity resulting from that Business Combination (including, without limitation, an entity that as a result of that Business Combination owns the Company or all or substantially all of our assets either directly or through one or more subsidiaries) in substantially the same proportions relative to each other as their ownership, immediately prior to that Business Combination, of our voting stock;
(c)a sale or other disposition of all or substantially all of our assets, except pursuant to a Business Combination that would not cause a Change in Control under subsection (b) above or (d) below;
(d)approval by the shareholders of a complete liquidation or dissolution of the Company, except pursuant to a Business Combination that would not cause a Change in Control under subsection (b) and (c) above;
(e)the acquisition by any person, directly or indirectly, of the power to direct or cause the direction of our management and policies (i) through the ownership of securities which provide the holder with such power, excluding voting rights attendant with such securities, or (ii) by contract; provided that a Change in Control will not be deemed to have occurred if such power was acquired (x) directly from the Company in a transaction approved by the Incumbent Board, (y) by an employee benefit plan (or related trust) sponsored or maintained by the Company or any affiliate or (z) by any person pursuant to a Business Combination that would not cause a Change in Control under subsections (b), (c) or (d) above; or
(f)during any period of two consecutive years, the Incumbent Board ceases to constitute a majority of the Board.
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
A “Change in Control” is defined in the 2023 Plan to mean generally the occurrence of any of the following events:
i.the accumulation in any number of related or unrelated transactions by any Person of beneficial ownership (as such term is used in Rule 13d-3 promulgated under the Exchange Act) of more than fifty percent (50%) of the combined voting power of the Company’s voting stock; provided that for purposes of this subsection (i), a Change in Control will not be deemed to have occurred if the accumulation of more than fifty percent (50%) of the voting power of the Company’s voting stock results from any acquisition of voting stock (i) directly from the Company that is approved by the Incumbent Board, (ii) by the Company, (iii) by any employee benefit plan (or related trust) sponsored or maintained by the Company or any Affiliate, or (iv) by any Person pursuant to a merger, consolidation, reorganization or other transaction (a “Business Combination”) that would not cause a Change in Control under subsections (ii), (iii) or (iv) below;
ii.the consummation of a Business Combination, unless, immediately following that Business Combination, (i) all or substantially all of the Persons who were the beneficial owners of the voting stock of the Company immediately prior to that Business Combination beneficially own, directly or indirectly, more than fifty percent (50%) of the then outstanding shares of common stock and more than fifty percent (50%) of the combined voting power of the then outstanding voting stock entitled to vote generally in the election of directors of the entity resulting from that Business Combination (including, without limitation, an entity that as a result of that Business Combination owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries) in substantially the same proportions relative to each other as their ownership, immediately prior to that Business Combination, of the voting stock of the Company;
iii.a sale or other disposition of all or substantially all of the assets of the Company;
iv.approval by the shareholders of the Company of a complete liquidation or dissolution of the Company; or
v.during any period of two consecutive years, the Incumbent Board ceases to constitute a majority of the Board.
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
PSU Provisions
Under the terms of the PSUs granted in 2024, in the event of a termination of the executive’s employment by the Company without Cause or by the executive with Good Reason (each as defined in the applicable award agreement), a pro-rata portion of the PSUs that are outstanding as of the termination date will remain outstanding and eligible to vest upon the earlier of (i) the achievement and certificate of a Milestone or (ii) a change in control (as described below). If the executive’s employment is terminated due to death or disability (as defined in the award agreement), any portion of the PSUs that are outstanding as of the termination date will remain outstanding and eligible to vest upon the earlier of (i) the achievement and certification of a Milestone or (ii) a change in control. In the event of a termination of employment for any other reason, any portion of the PSUs that are not vested and earned as of the termination date will be forfeited.
In the event of a Change in Control (as defined in the 2023 Plan) prior to December 31, 2026 and no provision is made for the continuance or assumption of the PSUs by the successor or surviving entity, any portion of the PSUs that are then outstanding will become fully vested with respect to the number of target PSUs on the date of the Change in Control, subject to the executive’s continued employment through such date.
Potential Payments
The following table shows the potential payments upon termination without cause or for good reason by the executive officer, a change in control of the Company, incapacity or death for the named executive officers based on agreements and plans in effect as of December 31, 2024. The amounts in this table are calculated assuming the triggering event occurred on December 31, 2024 and all executives were paid in a lump sum payment. For Mr. Perez, the table reflects the actual amounts paid under his continuing employment agreement in connection with his separation from employment.

		Potential Payments upon Termination or a Change in Control Termination
		Termination Without Cause or for Good Reason (Prior to a Change in Control) ($)		Control Termination Without Cause or for Good Reason (Within 12 Months of a Change in Control) ($)		Change in Control (No Termination) (1) ($)	Disability(2) ($)	Death(3) ($)
Helen Sabzevari	Accelerated Equity	—		1,848,000		1,848,000	1,848,000	1,848,000
	Severance Payment	1,500,000		1,500,000		—	—	—
	Prorated Bonus	1,500,000		1,500,000		—	—	—
	Other Compensation (PTO)	89,904		89,904		—	89,904	89,904
	Benefit Plans	14,717	(4)	14,717	(4)	—	630,000	1,545,000
	Total	3,104,621		4,952,621		1,848,000	2,567,904	3,482,904
Harry Thomasian Jr.	Accelerated Equity	—		280,000		280,000	280,000	280,000
	Severance Payment	488,000		488,000		—	—	—
	Other Compensation (PTO)	44,905		44,905		—	44,905	44,905
	Benefit Plans	28,441	(4)	28,441	(4)	—	630,000	1,521,000
	Total	561,346		841,346		280,000	954,905	1,845,905
Donald P. Lehr	Accelerated Equity	—		120,960		120,960	120,960	120,960
	Severance Payment	862,500		862,500		—	—	—
	Other Compensation (PTO)	55,288		55,288		—	55,288	55,288
	Benefit Plans	62,676	(4)	62,676	(4)	—	630,000	1,545,000
	Total	980,465		980,465		120,960	806,248	1,721,248
Rutul R. Shah	Accelerated Equity	—		280,000		280,000	280,000	280,000
	Severance Payment	485,000		485,000		—	—	—
	Other Compensation (PTO)	46,635		46,635		—	46,635	46,635
	Benefit Plans	36,727	(4)	36,727	(4)	—	630,000	1,515,000
	Total	568,363		848,362		280,000	956,635	1,841,635
Phil Tennant	Accelerated Equity	—		56,000		56,000	56,000	56,000
	Severance Payment	510,000		510,000		—	—	—
	Other Compensation (PTO)	6,743		6,743		—	6,743	6,743
	Benefit Plans	41,656	(4)	41,656	(4)	—	630,000	1,545,000
	Total	558,399		614,399		56,000	692,743	1,607,743
Jeffrey Perez	Accelerated Equity	—		—		—	—	—
	Severance Payment	750,000		—		—	—	—
	Other Compensation (PTO)	57,691		—		—	—	—
	Benefit Plans	55,409		—		—	—	—
	Total	863,100		—		—	—	—
______________________________________________________________________________________________________
(1)In the event of a change in control, as described above, unvested stock options, RSUs and PSUs would only vest immediately if provision is not made for the continuance, assumption, or substitution of the award by the Company or its successor. For purposes of this table, we assume that no such provision has been made. This column reflects the value of the accelerated vesting, which is calculated (i) for stock options by multiplying the number of shares subject to accelerated vesting under outstanding stock options by the difference between 1.12 (which was the closing market price per share of our common stock on December 31, 2024, the last trading day of fiscal 2024) and the per-share exercise price of the applicable accelerated stock option and (ii) for RSUs and PSUs by multiplying the number of shares subject to accelerated vesting under outstanding RSUs by 1.12.

(2)The named executive officer would also be eligible for benefits payable under the long-term disability insurance policy maintained by the Company.
(3)The named executive officer’s heirs would also be eligible for benefits under the life insurance policy maintained by the Company.
(4)Includes the full premium cost of COBRA healthcare continuation coverage payable for 18 months following the executive’s termination, assuming that the executive does not become eligible to receive healthcare coverage from a subsequent employer or otherwise becomes ineligible for COBRA healthcare continuation coverage during this period.
CEO PAY RATIO
As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(u) of Regulation S-K (“Item 402(u)”), we are providing the following information about the relationship between the annual total compensation of our employees and the annual total compensation of Helen Sabzevari, Ph.D., our CEO during 2024. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u). Because Item 402(u) affords a large degree of flexibility in calculating the CEO pay ratio by allowing the use of reasonable estimates, assumptions and methodologies, the pay ratio disclosed by us below may not be comparable to pay ratio disclosures presented by other companies.
For 2024, our last completed fiscal year:
•as reported in the Summary Compensation Table, the annual total compensation of our CEO was $5,431,895 (see above for details on this calculation); and
•the annual total compensation of our median employee (other than our CEO) was 155,000.
Based on this information, for 2024, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 35 to 1.
In accordance with Item 402(u), we were required to reidentify our median employee for 2024 as there was a significant change to our employee population in 2024 that we believe would have significantly affected our pay ratio disclosure had we used the same median employee identified for purposes of our 2022 pay ratio disclosure, which was the last time we identified a median employee. Our pay ratio may fluctuate from year-to-year due to changes in the median employee’s or our CEO’s compensation. We believe putting into context how our median employee was identified highlights why that employee’s compensation and the resulting pay ratio, and year-over-year changes thereto, should not be compared on an “apples-to-apples” basis.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the median employee, the methodology and the material assumptions, adjustments and estimates used were as follows:
Determination Date
We selected December 31, 2024 as the date from which to determine our total employee population and gather pay data.
Employee Population
As of December 31, 2024, according to internal payroll records, our total employee population, excluding our CEO, consisted of approximately 132 individuals working at our Company or within our consolidated subsidiaries on either a full-time or part-time basis. Out of these approximate 132 individuals, 95% are located in North America and 5% are located in Europe.
Methodology
To identify the median employee, a listing was prepared of our employee population as of December 31, 2024. We annualized the compensation of any permanent employees, employed either part-time or full-time, who were employed by us for less than the full fiscal year. Additionally, we converted non-USD currency to USD using the Oanda conversion rate as of December 31, 2024. We then compared the actual cash compensation received during 2024 for those employees, consisting of base salary amounts and annual incentive awards as reflected by internal payroll records. We identified our median employee using this compensation measure, which was consistently applied to all of our employees across the employee population. Using this methodology, we determined that the median employee was a full-time, salaried employee located in the United States.
Annual Total Compensation
With respect to the annual total compensation of the median employee, we identified and calculated the elements of such employee’s compensation for 2024 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K. This calculation is the same calculation used for our named executive officers as set forth in the Summary Compensation Table earlier in this Form 10-K/A. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the Summary Compensation Table herein.
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth certain information as of December 31, 2024 with respect to securities that may be issued pursuant to outstanding awards granted under our Amended and Restated 2013 Omnibus Incentive Plan (the “2013 Plan”), the Incentive Plan for Non-Employee Service Providers (as amended, the “2019 Plan”) and the 2023 Plan and authorized for issuance under the 2013 Plan, 2019 Plan, and 2023 Plan. No new awards may be granted under the 2013 Plan. Each of these equity compensation plans was adopted with the approval of our shareholders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity compensation plans approved by shareholders	29,928,791	(1)	$7.05	9,491,435	(2)
Equity compensation plans not approved by shareholders	—		—	—
Total	29,928,791	(1)	$7.05	9,491,435	(2)
____________________________________________________________________________________________________
(1)Includes 25,924,734 outstanding stock options, 826,057 outstanding RSUs and 3,178,000 outstanding PSUs.
(2)Our 2023 Plan, in addition to being available for future issuance upon exercise of stock options and vesting of RSUs and PSUs that have been or may be granted after December 31, 2024 and our 2019 Plan, each provide for the issuance of SARS, restricted stock awards, other stock-based awards, incentive awards, and dividend equivalents.

DIRECTOR COMPENSATION
Non-Employee Director Compensation
The compensation of our non-employee directors is established by the Compensation Committee and the Board. This compensation is periodically reviewed by the Compensation Committee based on market practice information provided by our outside compensation consultant, to ensure continued alignment with company goals and shareholder interest. Under our non-employee director compensation policy adopted in December 2017, our non-employee directors received in 2024 the compensation set forth in the table below. We also reimburse our non-employee directors for reasonable out-of-pocket expenses incurred in connection with attending Board and committee meetings.

Element of Compensation	Compensation Amount
Annual Retainer for Board Chair(1)	$100,000
Annual Retainer for Other Board Members(1)	$50,000
Committee Chair Additional Retainer(1)	$12,500
Committee Member Additional Retainer(1)	$6,500
Annual Equity Awards	Options with a value of $125,000(2)
RSUs with a value of $125,000(3)
Initial Appointment Equity Awards	Options with a value of $180,000(4)
RSUs with a value of $180,000(5)
__________________________________________________________________________________________________
(1)Non-employee directors have the option to receive shares of common stock, valued at the fair market value at the time of issuance, in lieu of cash retainers. We do not issue, nor do we pay cash for, fractional shares. Annual retainer fees are payable in advance at the first regularly scheduled meeting of the Board for the calendar year.
(2)All non-employee directors are entitled to an annual grant of options to purchase shares of common stock (with an exercise price equal to the fair market value on the date of grant), which are granted at the first regularly scheduled meeting of the Board for the calendar year and are fully vested at the time of grant.
(3)All non-employee directors are entitled to an annual grant of RSUs, which are granted at the first regularly scheduled meeting of the Board for the calendar year and vest in full on the one year anniversary of the date of the grant, subject to continued Board service.
(4)Any newly appointed non-employee director receives, upon appointment, a one-time grant of options to purchase shares of common stock (with an exercise price equal to the fair market value on the date of grant), with one quarter of such options vesting each year on the anniversary of appointment to the Board, subject to continued Board service.
(5)Any newly appointed non-employee director receives, upon appointment, a one-time grant of RSUs, which vest in full on the one-year anniversary of appointment to the Board, subject to continued Board service.

Director Compensation Table for 2024
The following table discloses all compensation provided to the non-employee directors for the most recently completed fiscal year ended December 31, 2024:

Name(1)	Fees Earned or Paid in Cash(2) ($)	Stock Awards(3)(5) ($)	Option Awards(4)(5) ($)	Total ($)
Randall Kirk	$100,000	$250,000	$250,000	$600,000
Cesar Alvarez	$63,000	$125,000	$125,000	$313,000
Steven Frank	$50,000	$125,000	$125,000	$300,000
Jeffrey Kindler	$69,000	$125,000	$125,000	$319,000
James Turley	$63,000	$125,000	$125,000	$313,000
Fred Hassan	$63,000	$125,000	$125,000	$313,000
Vinita Gupta	$63,000	$125,000	$125,000	$313,000
Nancy Howell Agee	$25,175	$179,900	$180,000	$385,075
Dean Mitchell	$56,500	$125,000	$125,000	$306,500
___________________________________________________________________________________________________
(1)Dr. Sabzevari, our CEO, is a named executive officer and therefore the compensation she received is shown in the Summary Compensation Table and not included in this table. Dr. Sabzevari is an employee of the Company and receives no compensation for her service as a director.
Mr. Kirk, our Executive Chairman, is a non-employee member of the Board.
Ms. Howell Agee was elected to the Board at the 2024 Annual Meeting of Shareholders.
Mr. Mitchell retired from the Board at the 2024 Annual Meeting of Shareholders.
(2)Our directors may elect to receive any portion of their annual retainer fees in shares of our common stock instead of cash. During 2024, each of our directors elected to receive all annual retainer fees in shares of our common stock. The following table provides the number of shares of our common stock received in lieu of the cash retainer by each non-employee director for 2024:

Name	Shares of Common Stock Received (#)
Randall Kirk	69,930
Cesar Alvarez	43,706
Steven Frank	34,965
Jeffrey Kindler	48,251
James Turley	43,706
Fred Hassan	44,055
Vinita Gupta	44,055
Nancy Howell Agee	17,605
___________________________________________________________________________________________________
(3)Represents the aggregate grant date fair market value of the annual grant of RSUs, computed in accordance with ASC Topic 718.
(4)Represents the aggregate grant date fair market value of the annual grant of stock options, computed in accordance with ASC Topic 718, based on the closing price of our common stock on the date of grant. For a full description of the assumptions we use in computing this amount, see Note 2 to our consolidated financial statements for the year ended December 31, 2024, which is included in our 2024 Annual Report.
(5)The following table provides information regarding the aggregate outstanding equity awards held by each non-employee director as of December 31, 2024:

Name	RSUs Outstanding #	Stock Options Outstanding #
Randall Kirk	174,825	739,478
Cesar Alvarez	87,412	531,079
Steven Frank	87,412	531,079
Jeffrey Kindler	87,412	531,079
James Turley	87,412	531,079
Fred Hassan	87,412	555,651
Vinita Gupta	87,412	540,431
Nancy Howell Agee	126,760	147,540
Equity Ownership Guidelines for Board of Directors
The Board believes that directors should hold meaningful equity ownership positions in the Company to help align the interests of directors with those of shareholders. Under our stock ownership guidelines for directors, non-employee directors are expected to be beneficial owners of shares of our common stock with a market value equivalent to at least five times the amount of annual cash retainer fees (not including any additional retainer for service on a committee, and as adjusted from time to time). Non-employee directors have five years to satisfy the ownership requirement, which, for directors serving in June 2018 (when the current requirement was adopted), was measured from such date, and for directors appointed after such date, from the date of appointment. Compliance with the requirement is measured on an annual basis each year using the closing price of our common stock as of December 31st. As of December 31, 2024, each of our non-employee directors was either in satisfaction of the ownership requirement, or on track to satisfy the ownership requirement within the five-year period.
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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding beneficial ownership of our share capital as of March 31, 2025 by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group, and (iv) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our shares of common stock.
The percentage ownership information is based on an aggregate 295,135,060 shares of common stock outstanding as of March 31, 2025.
Except as otherwise noted below, the address for each person or entity listed in the table is c/o Precigen, Inc., 20374 Seneca Meadows Parkway, Germantown, Maryland 20876.

Name of Beneficial Owner	Outstanding Shares Beneficially Owned(1)	Right to Acquire Beneficial Ownership(2)	Total Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors
RJ Kirk and Affiliates(3)	116,337,175	906,512	117,243,687	39.7%
Cesar L. Alvarez	693,264	599,008	1,292,272	*
Steven Frank	1,140,307	599,008	1,739,315	*
Vinita Gupta(4)	579,240	623,948	1,203,188	*
Fred Hassan	1,153,452	639,168	1,792,620	*
Jeffrey B. Kindler	520,430	599,008	1,119,438	*
James Turley	595,772	599,008	1,194,780	*
Nancy Howell Agee	50,076	231,057	281,133	*
Named executive officers
Helen Sabzevari	2,759,109	7,007,835	9,766,944	3.3%
Harry Thomasian Jr.	354,376	728,169	1,082,545	*
Donald P. Lehr	571,282	650,421	1,221,703	*
Rutul R. Shah	287,595	799,835	1,087,430	*
Phil Tennant	15,559	—	15,559	*
Jeffrey Perez(8)	743,097	424,279	1,167,376	*
Current executive officers and directors as a group(5)	125,057,637	13,982,977	139,040,614	47.1%
Greater than 5% shareholders
Ares Trading SA(6)	20,647,152	—	—	7.0%
Patient Capital Management, LLC(7)	17,683,758	—	—	6.0%
____________________________________________________________________________________________________
•Represents beneficial ownership of less than 1% of our outstanding shares of common stock.
(1)Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes sole or shared voting or investment power with respect to shares of our common stock. The information set forth in the table above is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares. Except as otherwise noted, to our knowledge, the persons and entities named in the table above have sole voting and investment power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable.
(2)Consists of shares of common stock subject to stock options exercisable as of, or within 60 days of, March 31, 2025 and restricted stock units vesting within 60 days of March 31, 2025. Shares of common stock subject to stock options that are exercisable as of, or within 60 days of, March 31, 2025 and restricted stock units vesting within 60 days of March 31, 2025 are deemed to be outstanding and beneficially owned by the person holding the option or the restricted stock unit for the purpose of calculating the percentage ownership of that person, but are not deemed outstanding for the purpose of calculating the percentage ownership of any other person.
(3)Includes shares held by the following entities over which Mr. Kirk (or an entity over which he exercises exclusive control) exercises exclusive control: 64,779,510 shares held by R.J. Kirk Declaration of Trust, 6,085,471 shares held by Third Security, 16,406,828 shares held by Sunset 2020, LLC, 13,520,789 shares held by Kapital Joe, LLC, 3,944,437 shares held by MGK 2009, LLC, 3,703,398 shares held by JPK 2009, LLC, 1,654,363 shares held by JPK 2012, LLC, 1,637,040 by MGK 2011, LLC, 1,096,686 shares held by Parkview 2020, 578,079 shares held by ZSK 2008, LLC, 490,401 shares held by JPK 2008, LLC, 489,438 shares held by MGK 2008, LLC, 453,731 shares held by Kellie L. Banks (2009) Long Term Trust, 351,120 shares held by ZSK 2009, LLC, and 1,403 shares held by Lotus Capital (2000) Co., Inc. Also includes 1,144,481 shares held by Alana D. Czypinski, Mr. Kirk’s spouse.
(4)Includes 3,000 shares held in the Sharma-Gupta Marital Property Trust, an affiliate of Vinita Gupta.
(5)Consists of 13 persons.
(6)Information is based on the Schedule 13G/A that was filed with the SEC on February 14, 2024 by Ares Trading SA (“Ares Trading”) and certain other information known to us. Ares Trading is a dominantly controlled subsidiary of Merck Serono S.A., Coinsins, Switzerland, an affiliate of Merck KGaA, Darmstadt, Germany. Merck Serono S.A., Coinsins, Switzerland is a wholly owned indirect subsidiary of Merck KGaA, Darmstadt, Germany. Merck Serono S.A., Coinsins, Switzerland and Merck KGaA, Darmstadt, Germany may be deemed to possess sole voting and dispositive power with respect to the securities held of record by Ares Trading. The address of Ares Trading is Zone Industrielle de l’Outriettaz, 1170 Aubonne, Switzerland.
(7)Information is based on the Schedule 13G/A that was filed with the SEC on February 12, 2025 by Patient Capital Management, LLC and certain other information known to us.
(8)Mr. Perez's employment was terminated on November 1, 2024. Beneficial ownership included in the table above is as of his last date of employment.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The following is a description of transactions since January 1, 2023 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, or affiliates or immediate family members of any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, had or will have a direct or indirect material interest.
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
Underwritten Public Offering
In January 2023, we completed an underwritten public offering of 43.96 million shares of our common stock for net proceeds of $72.8 million (the “Follow-On Offering”). An affiliate of Mr. Kirk, RJ Kirk Trust, purchased 11.4 million shares at the public offering price of $1.75 for an aggregate purchase price of approximately $20.0 million, through the underwriters. J.P. Morgan Securities LLC, where Mr. Frank served as Chairman of Global Healthcare Investment Banking, acted as a representative to the several underwriters in the offering and received underwriting commissions of $2.56 million.
In August 2024, we completed an underwritten public offering of 39.88 million shares of our common stock for net proceeds of $30.9 million. An affiliate of Mr. Kirk, RJ Kirk Trust, purchased 23.5 million shares at the public offering price of $0.85 for an aggregate purchase price of approximately $19.99 million.
Sales of Unregistered Securities

In December 2024, we announced that we had entered into a Securities Purchase Agreement with certain investors for the sale of our 8.00% Series A Convertible Perpetual Preferred Stock ("Series A Preferred Stock") and warrants ("Warrants") to purchase 52.67 million shares of our common stock, at an exercise price of $0.75 per share in a private placement. We sold an aggregate of 79,000 shares of Series A Preferred Stock, with an initial liquidation preference and stated value of $1,000 per share, together with the Warrants, for net proceeds of approximately $78.5 million, after deducting offering expenses. An affiliate of Mr. Kirk, RJ Kirk Trust, purchased 25,000 shares of the Series A Preferred Stock at a price of $1,000 per share for an aggregate purchase price of $25.0 million and was issued warrants to purchase 16.67 million shares of our common stock.
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
The policy generally provides that we may enter into a related person transaction only if:
•the Audit Committee pre-approves such transaction in accordance with the guidelines set forth in the policy;
•the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the Audit Committee (or the chairperson of the Audit Committee) approves or ratifies such transaction in accordance with the guidelines set forth in the policy;
•the transaction is approved by the disinterested members of the Board; or
•the transaction involves compensation approved by the Compensation Committee.
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
The Audit Committee has determined that certain types of related person transactions are deemed to be pre-approved by the Audit Committee. Our related person transaction policy provides that the following transactions, even if the amount exceeds $120,000 in the aggregate, are considered to be pre-approved by the Audit Committee:
•any employment of certain named executive officers that would be publicly disclosed;
•director compensation that would be publicly disclosed;
•transactions with other companies where the related person’s only relationship is as a director or owner of less than 10% of said company (other than a general partnership), if the aggregate amount involved does not exceed the greater of $200,000 or 5% of that company’s consolidated gross revenues;
•transactions where all shareholders receive proportional benefits;
•transactions involving competitive bids;
•transactions with a related person involving the rendering of services at rates or charges fixed in conformity with law or governmental authority; and

•transactions with a related person involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.
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
Board Standards of Independence
The Board has set forth our independence standards in our Corporate Governance Guidelines and bylaws. These standards provide that a majority of the Board must be independent under the independence standards established by the Corporate Governance Guidelines, The Nasdaq Stock Market (“Nasdaq”) and the New York Stock Exchange (“NYSE”) as in effect from time to time. For a Board member or candidate for election to the Board to qualify as independent, the Board must determine that the person and his or her family members do not have a material relationship with us (either directly or as a partner, shareholder, or officer of an organization that has a relationship with us) or any of our affiliates. Under the categorical standards adopted by the Board, a member of the Board is not independent if:
•The director is, or has been within the last three years, our employee, or whose family member is, or has been within the last three years, an executive officer of the Company;
•The director has received, or has a family member serving as an executive officer who has received, during any 12-month period within the three years preceding the determination of independence, more than $120,000 in direct compensation from us, other than director and committee fees, compensation made to a family member who is an employee (other than an executive officer) of the Company, and benefits under a tax-qualified retirement plan or non-discretionary compensation;
•(i) The director is a current partner of a firm that is our internal or external auditor; (ii) the director has a family member who is a current partner of such a firm; or (iii) the director, or a family member, was within the last three years a partner or employee of such a firm and personally worked on our audit within that time;
•The director or a family member is, or has been within the last three years, employed as an executive officer of another company where any of our present executive officers at the same time serves or served on that company’s compensation committee; or
•The director is or a family member is, a partner in (excluding limited partners), or a controlling shareholder or executive officer of, any organization to which we made, or from which we received, payments for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $200,000, or 5%, of such other company’s consolidated gross revenues.
With the exception of Mr. Kirk, our Executive Chairman of the Board, and Dr. Sabzevari, our CEO, the Board has affirmatively determined that each of Cesar Alvarez, Steven Frank, Vinita Gupta, Fred Hassan, Jeffrey Kindler, James Turley, and Nancy Howell Agee is independent in accordance with the above standards and applicable Nasdaq and NYSE guidelines.
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

In determining that Mr. Turley is independent, the Board considered that Mr. Turley is the former Chairman and Chief Executive Officer of Ernst & Young LLP. From time to time, Ernst & Young provides services to us in the normal course of business, including various consulting, valuation and technical accounting services, for which they receive customary fees. As Mr. Turley retired from Ernst & Young over ten years ago in June 2013, Mr. Turley does not participate in such services and does not materially benefit from the engagement. The Board has determined that this relationship is not material and that it does not impair Mr. Turley’s independence.
Item 14.    Principal Accountant Fees and Services.
The following table summarizes the aggregate fees billed by Deloitte for the fiscal year ended December 31, 2024 and, for comparison purposes, the aggregate fees billed by Deloitte for the fiscal year ended December 31, 2023. The Audit Committee approved all of the services described below.

	Fiscal Year Ended December 31,
	2024	2023
Audit Fees	$1,114,000	$1,254,600
Audit-Related Fees	101,900	115,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,215,900	$1,369,600
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
All Other Fees
All other fees are fees for products or services other than those in the above three categories. In fiscal years 2024 and 2023, our independent auditors did not provide any services other than those described above.
Pre-Approval Policy
The Audit Committee has adopted a written policy for the provision of audit services and permitted non-audit services by our independent registered public accounting firm. Our Chief Financial Officer has primary responsibility to the Audit Committee for administration and enforcement of this policy and for reporting non-compliance. Under the policy, the Audit Committee receives a presentation of an annual plan for audit services and for any proposed audit-related, tax, or other non-audit services to be performed by the independent registered public accounting firm, but management may, from time to time, seek approval of certain additional audit or non-audit services not provided for in the budget. Rule 2-01 of Regulation S-X provides an exception to the requirement for pre-approval of non-audit services for de minimis amounts under certain circumstances. Our policy does not include the de minimis exception, and during fiscal years 2024 and 2023, no non-audit services were performed pursuant to the de minimis exception.

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report:
1.Financial Statements. See Index to the Consolidated Financial Statements, which appears on page F-1 of the Original 10-K. The consolidated financial statements listed in the accompanying Index to the Consolidated Financial Statements are filed therewith in response to this Item.
2.Financial Statement Schedules. All financial statement schedules have been omitted because either the required information is not applicable or the information required is included in the consolidated financial statements and notes thereto included in this Annual Report.
(b)Exhibits
The following exhibits are filed with this Annual Report or incorporated by reference:

Exhibit No.	Description
3.1*	Amended and Restated Articles of Incorporation (11)
3.1A*	Articles of Amendment to the Amended and Restated Articles of Incorporation (18)
3.2*	Amended and Restated Bylaws (14)
4.1*	Specimen certificate evidencing shares of common stock (16)
4.3	Description of Securities (12)
4.4*	Form of Certificate for the 8.00% Series A Convertible Perpetual Preferred Stock (18)
10.1†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 9, 2014 (2)
10.1A†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, Form of Restricted Stock Agreement (2)
10.1B†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, Form of Incentive Stock Option Agreement (2)
10.1C†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, Form of Nonqualified Stock Option Agreement (2)
10.1D†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 11, 2015 (3)
10.1E†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 9, 2016 (4)
10.1F†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 28, 2017 (5)
10.1G†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective as of June 7, 2018 (7)
10.1H†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective as of June 12, 2019 (9)
10.1I†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective January 5, 2020 (13)
10.1J†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective as of June 19, 2020 (15)
10.1K†*	2013 Amended and Restated Omnibus Incentive Plan of the Company, as amended, Form of Restricted Stock Unit Agreement for Officers (6)
10.1L†*	2013 Amended and Restated Omnibus Incentive Plan of the Company, as amended, Form of Restricted Stock Unit Agreement for Directors (6)
10.2*	2019 Incentive Plan of the Company for Non-Employee Service Providers, effective as of June 12, 2019 (9)
10.3†*	Form of Continuing Employment Agreement (2019) (8)
10.4†*	Employment Agreement, dated January 1, 2020, by and between the Company and Helen Sabzevari, Ph.D. (10)

10.5†*	Executive Chairman Compensation Arrangement, by and between the Company and Randal J. Kirk (17)
10.6*	Securities Issuance Agreement by and among the Company, The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center dated as of January 13, 2015 (1)
10.7†*	Precigen, Inc. 2023 Omnibus Incentive Plan (10)
10.8†*	Form of Restricted Stock Unit Agreement under the 2023 Omnibus Incentive Plan (19)
10.9†*	Form of Incentive Stock Option Agreement under the 2023 Omnibus Incentive Plan (19)
10.10†*	Form of Continuing Employment Agreement (19)
10.11†*	Form of Performance Stock Unit Agreement under the 2023 Omnibus Incentive Plan (20)
10.12*	Securities Purchase Agreement, dated December 27, 2024 between Precigen Inc. and the Investors party thereto (18)
10.13*	Registration Rights Agreement, dated December 30, 2024 between Precigen Inc. and the Investors party thereto (18)
10.14*	Form of Common Stock Purchase Warrant (18)
10.15††	Product Commercialization Agreement with EVERSANA Life Science Services, LLC, dated March 19, 2025 (21)
19.1*	Insider Trading Policy(21)
21.1*	List of Subsidiaries of Precigen, Inc. (21)
23.1*	Consent of Deloitte & Touche LLP (21)
31.1*
Certification of Helen Sabzevari, Chief Executive Officer (Principal Executive Officer) of Precigen, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (21)

31.2*
Certification of Harry Thomasian Jr., Chief Financial Officer (Principal Financial Officer) of Precigen, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (21)

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act
31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act
32.1*
Certification of Helen Sabzevari, Chief Executive Officer (Principal Executive Officer) of Precigen, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (21)

32.2*
Certification of Harry Thomasian Jr., Chief Financial Officer (Principal Financial Officer) of Precigen, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (21)

97*	Precigen, Inc. Financial Statement Compensation Recoupment Policy (21)
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously filed and incorporated by reference to the exhibit indicated in the following filings by the Company:

(1)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2015.

(2)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2014.

(3)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2015.

(4)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2016.

(5)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2017.

(6)	Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2018.

(7)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 8, 2018.

(8)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2019.

(9)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2019.

(10)	Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 6, 2023.

(11)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2020.

(12)	Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2020.

(13)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2020.

(14)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2020.

(15)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2020.

(16)	Registration Statement on Form S-3, filed with the Securities and Exchange Commission on June 22, 2020.

(17)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2020.

(18)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 30, 2024

(19)	Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 2024.

(20)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2024.

(21)	Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 2025.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: April 28, 2025

PRECIGEN, INC.

By:	/S/ HELEN SABZEVARI
Helen Sabzevari Chief Executive Officer and Director (Principal Executive Officer)