Form 10-Q
period 2025-03-31
PRECIGEN, INC.
filed 2025-05-14
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2025, 295,180,060 shares of common stock, no par value per share, were issued and outstanding.

PRECIGEN, INC.
FORM 10-Q

Precigen®, AdenoVerse®, UltraCAR-T®, RheoSwitch®, UltraVector®, RTS®, UltraPorator®, ActoBiotics®, Advancing Medicine With Precision®, RRP Awareness Day ® and RheoSwitch Therapeutic System® are our and/or our affiliates' registered trademarks in the United States and GenVec™, Giving Voice to Inspire Change™, Imwayka™, Inkalvo™, Papzimeos™, Recurrent Respiratory Papillomatosis Awareness Giving Voice to Inspire Change™, RRP Awareness & Design™, RRP Awareness Day Giving Voice to Inspire Change™, and Rygnar™ are our and/or our affiliates' common law trademarks in the United States. This Quarterly Report on Form 10-Q, or Quarterly Report, and the information incorporated herein by reference contain references to trademarks, service marks, and trade names owned by us or other companies. Solely for convenience, trademarks, service marks, and trade names referred to in this Quarterly Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use or display of other companies' trade names, service marks, or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names, and service marks appearing in this Quarterly Report are the property of their respective owners. Unless the context requires otherwise, references in this Quarterly Report to "Precigen", "Company", "we", "us", and "our" refer to Precigen, Inc.

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
You should read this Quarterly Report, the documents that we reference in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2024, the other reports we have filed with the Securities and Exchange Commission, or SEC, and the documents that we have filed as exhibits to our filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$6,058	$29,517
Short-term investments	74,184	68,393
Receivables
Trade, less allowance for credit losses of $0 as of both March 31, 2025 and December 31, 2024	751	926
Other	313	237
Prepaid expenses	3,295	3,341
Total current assets	84,601	102,414
Long-term investments	750	—
Property, plant and equipment, net	14,668	13,831
Intangible assets, net	4,136	4,455
Goodwill	19,139	19,139
Right-of-use assets	5,066	5,056
Other assets	427	371
Total assets	$128,787	$145,266
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2025	December 31, 2024
Liabilities, Mezzanine Equity and Shareholders' (Deficit) Equity
Current liabilities
Accounts payable	$3,107	$3,531
Accrued compensation and benefits	9,621	8,417
Other accrued liabilities	6,568	4,812
Indemnification accruals	3,213	3,213
Deferred revenue	549	589
Current portion of lease liabilities	928	956
Total current liabilities	23,986	21,518
Deferred revenue, net of current portion	1,836	1,934
Lease liabilities, net of current portion	4,489	4,546
Warrant liabilities	83,018	50,537
Total liabilities	113,329	78,535
Commitments and contingencies (Note 13)
Mezzanine equity
Series A Preferred Stock, no par value, 81,000 shares authorized as of March 31, 2025 and December 31, 2024; 79,000 shares issued as of as March 31, 2025 and December 31, 2024; aggregate liquidation preference of $80,580 as of March 31, 2025.	29,518	28,218
Shareholders' equity (deficit)
Common stock, no par value, 400,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 295,135,060 shares and 292,869,097 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	2,130,787	2,129,207
Accumulated deficit	(2,144,859)	(2,090,706)
Accumulated other comprehensive income	12	12
Total shareholders' (deficit) equity	(14,060)	38,513
Total liabilities, mezzanine equity and shareholders' (deficit) equity	$128,787	$145,266
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2025	2024
Revenues
Product revenues	$203	$138
Service revenues	1,115	919
Other revenues	23	8
Total revenues	1,341	1,065
Operating Expenses
Cost of products and services	1,100	1,075
Research and development	10,478	14,249
Selling, general and administrative	12,359	10,151
Total operating expenses	23,937	25,475
Operating loss	(22,596)	(24,410)
Other Income (Expense), Net
Change in fair value of warrant liabilities	(32,481)	—
Interest expense	(1)	(2)
Interest income	918	608
Other income, net	7	37
Total other (expense) income, net	(31,557)	643
Loss before income taxes	(54,153)	(23,767)
Income tax benefit	—	29
Net loss	$(54,153)	$(23,738)
Net loss per share
Net loss per share, basic and diluted	$(0.18)	$(0.10)
Weighted average shares outstanding, basic and diluted	293,879,653	249,220,335
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Net loss	$(54,153)	$(23,738)
Other comprehensive loss:
Unrealized loss on investments	—	(1)
Loss on foreign currency translation adjustments	—	(849)
Comprehensive loss	$(54,153)	$(24,588)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity (Deficit)
(Unaudited)

	Mezzanine Equity		Shareholders' Equity (Deficit)
(Amounts in thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	79,000	$28,218	292,869,097	$—	$2,129,207	$12	$(2,090,706)	$38,513
Stock-based compensation expense	—	—	—	—	2,677	—	—	2,677
Shares issued upon vesting of restricted stock units, performance stock units and for exercises of stock options	—	—	2,327,784	—	150	—	—	150
Shares issued as payment for services	—	—	302,582	—	527	—	—	527
Repurchase of shares to satisfy tax withholding	—	—	(364,403)	—	(474)	—	—	(474)
Net loss	—	—	—	—	—	—	(54,153)	(54,153)
PIK dividends on preferred stock	—	1,300	—	—	(1,300)	—	—	(1,300)
Balances at March 31, 2025	79,000	$29,518	295,135,060	—	$2,130,787	$12	$(2,144,859)	$(14,060)

	Mezzanine Equity		Shareholders' Equity
(Amounts in thousands, except share data)	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	$—	248,919,096	$—	7,479,431	$—	$2,084,916	$(1,947)	$(1,964,471)	$118,498
Stock-based compensation expense	—	—	—	—	—	—	2,581	—	—	2,581
Shares issued upon vesting of restricted stock units and for exercises of stock options	—	—	961,534	—	(961,534)	—	—	—	—	—
Shares issued as payment for services	—	—	368,178	—	(368,178)	—	528	—	—	528
Net loss	—	—	—	—	—	—	—	—	(23,738)	(23,738)
Other comprehensive loss	—	—	—	—	—	—	—	(850)	—	(850)
Balances at March 31, 2024	—	$—	250,248,808	$—	6,149,719	$—	$2,088,025	$(2,797)	$(1,988,209)	$97,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(54,153)	$(23,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	629	1,595
Gain on disposals of assets, net	—	(3)
Change in fair value of warrant liabilities	32,481	—
Amortization of discounts on investments, net	(706)	(397)
Stock-based compensation expense	2,677	2,581
Shares issued as payment for services	527	528
Deferred income taxes	—	(29)
Changes in operating assets and liabilities:
Receivables:
Trade	175	30
Other	(76)	383
Prepaid expenses	46	699
Other assets	(56)	4
Accounts payable	(117)	2,653
Accrued compensation and benefits	1,204	1,722
Other accrued liabilities	1,277	(126)
Deferred revenue	(138)	(32)
Lease liabilities	(95)	40
Net cash used in operating activities	(16,325)	(14,090)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Cash flows from investing activities
Purchases of investments	$(10,408)	$(17,190)
Sales and maturities of investments	4,573	45,583
Purchases of property, plant and equipment	(622)	(4,351)
Proceeds from sale of assets	—	3
Net cash provided by (used in) investing activities	(6,457)	24,045
Cash flows from financing activities
Payment of issuance cost related to 2024 public offering of shares	(355)	—
Payments to taxing authorities in connection with shares directly withheld from employees	(474)	—
Proceeds from stock option exercises	150	—
Net cash used in financing activities	(679)	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	(60)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(23,459)	9,895
Cash, cash equivalents, and restricted cash
Beginning of period	29,517	7,848
End of period	$6,058	$17,743
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$3
Significant noncash activities
Purchases of property and equipment included in accounts payable and other accrued liabilities	$866	$2,109
Issuance costs included in accounts payable and other accrued liabilities	$537	$—
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
Precigen also has one wholly owned operating subsidiary, consisting of Exemplar Genetics, LLC, doing business as Precigen Exemplar ("Exemplar"). Exemplar is committed to enabling the study of life-threatening human diseases through the development of MiniSwine Yucatan miniature pig research models and services. Exemplar's primary operations are located in the State of Iowa.
Precigen's other historical operating subsidiary, Precigen ActoBio, Inc. ("ActoBio") ceased operations during 2024. ActoBio utilized a proprietary class of microbe-based biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics and was located in Ghent, Belgium.
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
In addition to the actions taken at ActoBio, in August 2024 the Company also began undertaking a strategic prioritization of its clinical portfolio and streamlining of its resources, including a reduction of over 20% of its workforce, to focus on potential commercialization of the PRGN-2012 AdenoVerse® gene therapy for the treatment of recurrent respiratory papillomatosis (RRP). These strategic changes were designed to reduce required resources for non-priority programs and enable the Company to focus on pre-commercialization efforts on PRGN-2012, including supporting the submission of a rolling BLA under an accelerated approval pathway which was filed in the fourth quarter of 2024, conducting a confirmatory clinical trial, and manufacturing commercial product. Additionally, the Company continues the acceleration of commercial readiness efforts for a potential launch in 2025. As a result of the actions taken related to the reduction in its workforce, the Company recorded a charge related to employee severance and termination benefits of $1,639 during 2024. As of March 31, 2025, $978 of the $1,639 charge was paid, leaving a liability of $661, which is included in accrued compensation and benefits on the condensed consolidated balance sheet.
Precigen and its consolidated subsidiaries are hereinafter referred to as the "Company." As discussed in Note 14, the Company now operates as one segment.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of March 31, 2025 and results of operations and cash flows for the interim periods ended March 31, 2025 and 2024. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
The accompanying condensed consolidated financial statements reflect the operations of Precigen and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity and Going Concern
During the three months ended March 31, 2025, the Company incurred a net loss of $54,153 and used $16,325 of cash in its operations, and as of March 31, 2025, had an accumulated deficit of $2,144,859. The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows from operations, exclusive of cash sources outside of the Company’s direct control, including potential revenue from PRGN-2012 for the treatment of adults with RRP, to continue in the foreseeable future. In addition, as of March 31, 2025, the Company had $80,992 in cash, cash equivalents and short-term and long-term investments, and had no committed source of additional funding. Considering only the forecasted cash flows under its direct control, the Company's current cash and investments position, is not sufficient to fund the Company's planned operations for one year after the date the interim financial statements are issued and accordingly, these conditions and events raise substantial doubt about the Company's ability to continue as a going concern.
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
In addition, the Company may decide, or be required, to raise additional capital. This additional capital could be raised through a combination of non-dilutive financings (including debt financings, collaborations, strategic alliances, monetization of non-core assets, marketing, distribution or licensing arrangements, and/or dilutive financings including equity and/or debt financings which may include an equity component). Also, any collaborations, strategic alliances, monetization of non-core assets or marketing, distribution or licensing arrangement may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If the approval of the PRGN-2012 BLA is delayed or not granted, and/or the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, which may include research and development and clinical trials. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company's ability to continue as a going concern.
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Risks and Uncertainties
The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of therapeutic product candidates. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development and clinical and commercial manufacturing of its therapeutic product candidates.
Research and Development
The Company considers that regulatory requirements inherent in the research and development of new products preclude it from capitalizing such costs. Research and development expenses include salaries and related costs of research and development personnel, including stock-based compensation expense, costs to acquire or reacquire technology rights, contract research organizations and consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Costs incurred in conjunction with collaboration and licensing arrangements are included in research and development. Indirect research and development costs include depreciation, amortization, and other indirect overhead expenses. The Company has research and development arrangements with third parties that include upfront and milestone payments. As of March 31, 2025 and December 31, 2024, the Company had research and development commitments with third parties that had not yet been incurred totaling $4,911 and $5,885, respectively. The commitments are generally cancellable by the Company by providing written notice at least sixty days before the desire termination date.
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
Investments
As of March 31, 2025 and December 31, 2024 short-term and long-term investments include corporate bonds, United States government debt and agency securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date.
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
Pre-Launch Inventory
Prior to an initial regulatory authorization for our drug product candidates, we expense costs relating to raw materials and inventory production as research and development expenses in our consolidated statements of operations in the period incurred. We capitalize the costs of production as inventory when we believe regulatory authorization and subsequent commercialization are considered probable and we expect to realize future economic benefit from the sales of the drug product candidate. We have not capitalized any inventory to date related to drug products.
Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock. For purposes of the diluted net loss per share calculation, shares to be issued pursuant to stock options, restricted stock units ("RSUs") and performance stock units ("PSUs") are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive as described in the next paragraph, and therefore, basic and diluted net loss per share were the same for all periods presented.
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

The following potentially dilutive securities as of March 31, 2025 and 2024, have been excluded from the above computations of diluted weighted average shares outstanding for the three months then ended as they would have been anti-dilutive:

	March 31,
	2025	2024
Options	25,898,681	22,715,549
Restricted stock units	773,311	786,709
Performance stock units	1,654,000	—
Total	28,325,992	23,502,258
The table above does not include approximately 70,222,215 shares of common stock initially underlying the Series A Preferred Stock and 52,666,669 shares of common stock, initially underlying the Warrants, as exercisability of the Series A Preferred Stock and the Warrants is contingent upon the Company increasing the number of authorized shares of common stock, which was not obtained as of March 31, 2025.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For equity-classified warrants, the fair value is not remeasured. For warrants that are liability-classified, changes in fair value are included in Change in fair value of warrant liabilities in the Consolidated Statements of Operations.
Mezzanine Equity
Where ordinary or preferred shares are determined to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the Company, and upon such event, the shares would become redeemable at the option of the holder, or when the Company currently does not have a sufficient number of authorized and unissued shares available to share settle the instrument, they are classified as "mezzanine equity" (temporary equity). The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future.
The Company evaluates whether the contingent redemption provisions are probable of becoming redeemable to determine whether the carrying value of the redeemable convertible preferred units is required to be remeasured to their respective redemption values. All instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as freestanding instruments or bifurcated embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements.
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

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. The guidance will require improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU apply to all public business entities and are effective for annual reporting periods beginning after December 15, 2024. The Company is currently assessing the impact of the new guidance on its financial statement disclosures.
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
There was no collaboration and licensing revenue recognized during both the three months ended March 31, 2025 and 2024.
Deferred Revenue
Deferred revenue primarily consists of upfront and milestone consideration received for the Company's historical collaboration and licensing agreements. Revenue is recognized as services are performed. The arrangements classified as long-term are not active while the respective counterparties evaluate the status of the project and its desired future development activities since the Company cannot reasonably estimate the amount of services, if any, to be performed over the next year.
Deferred revenue consisted of the following:

	March 31, 2025	December 31, 2024
Collaboration and licensing agreements	$1,818	$1,818
Prepaid product and service revenues and other	567	705
Total	$2,385	$2,523
Current portion of deferred revenue	$549	$589
Long-term portion of deferred revenue	1,836	1,934
Total	$2,385	$2,523
4. Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of March 31, 2025:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$72,482	$16	$(6)	$72,492
Certificates of deposit	2,311	2	—	2,313
Corporate bonds	129	—	—	129
Total	$74,922	$18	$(6)	$74,934

The estimated fair value of available-for-sale investments classified by their contractual maturities as of March 31, 2025 was:

Due within one year	$74,184
After one year through two years	750
Total	$74,934
The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$67,464	$15	$(5)	$67,474
Certificates of deposit	848	3	—	851
Corporate bonds	69	—	(1)	68
Total	$68,381	$18	$(6)	$68,393
The estimated fair value of available-for-sale investments classified by their contractual maturities as of December 31, 2024 was:

Due within one year	$68,393
After one year through two years	—
Total	$68,393
In addition, at March 31, 2025 and December 31, 2024, the Company held U.S. government debt securities valued at $3,868 and $24,169, respectively, which were included in cash and cash equivalents in the condensed consolidated balance sheet as these investments had an original maturity of less than three months when purchased.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments.
5. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and benefits, and other accrued liabilities approximate fair value due to the short maturity of these instruments.
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of March 31, 2025:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2025
Assets
U.S. government debt securities	$—	$72,492	$—	$72,492
Certificates of deposit	—	2,313	—	2,313
Corporate bonds	—	129	—	129
Total	$—	$74,934	$—	$74,934
Liabilities
Warrant liabilities - 2024 Warrants	$—	$—	$83,018	$83,018
Total liabilities	$—	$—	$83,018	$83,018

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of December 31, 2024:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2024
Assets
U.S. government debt securities	$—	$67,474	$—	$67,474
Certificates of deposit	—	851	—	851
Corporate bonds	—	68	—	68
Total	$—	$68,393	$—	$68,393
Liabilities
Warrant liabilities - 2024 Warrants	$—	$—	$50,537	$50,537
Total liabilities	$—	$—	$50,537	$50,537
The method used to estimate the fair value of the Level 2 investments in the tables above is based on professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.
Warrant liabilities
The Warrant liabilities (as defined below) are comprised of outstanding warrants to purchase 52,666,669 shares of common stock, no par value per share at an exercise price of $0.75 per share issued in a private placement in December 2024.
The Warrants were accounted for as liabilities as the Warrants provide the holder the right to acquire, via a paid in kind ("PIK") dividend on the Series A Preferred Stock for the first two years following the issue date of the Series A Preferred Stock (see Note 10), a number of additional warrants to purchase shares of common stock equal to 50% of the amount of such PIK dividends divided by the $0.75 exercise price ("PIK Warrants"), upon obtaining Shareholder Approval (as defined in Note 10) which fails the requirement of the indexation guidance under ASC 815-40. Furthermore, the Company does not have a sufficient number of authorized and unissued shares available to share settle the instrument and for that reason the Warrants cannot be accounted as an equity-linked instrument. The Warrants and PIK Warrants (together the "Warrant liabilities") are measured at fair value at inception. The fair value of the outstanding Warrants is re-measured at fair value at the end of each reporting period, unless and until they are reclassified to equity.
The Company uses various option pricing models, such as the Black-Scholes option pricing model and the Monte Carlo simulation model, to estimate the fair value of the Warrant liabilities. In using these models, we make certain assumptions about risk-free interest rates, dividend yields, volatility, expected term of the Warrants and other assumptions. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is estimated from the historical volatility of our common stock as traded on the Nasdaq Stock Market Exchange. The expected term of the Warrants is based on the time to expiration of the Warrants from the date of measurement.
The fair value of the Warrants is estimated using a Black‑Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the Warrant liabilities as of March 31, 2025, include (i) volatility of 86.9% (discounted for lack of marketability), (ii) risk free interest rate of 4.17%, (iii) strike price ($0.75), (iv) fair value of common stock ($1.49), and (v) expected life of 9 years, 9 months. As of December 31, 2024, the significant assumptions included (i) volatility of 86% (discounted for lack of marketability), (ii) risk free interest rate of 4.5%, (iii) strike price ($0.75), (iv) fair value of common stock ($0.93), and (v) expected life of 10 years.
The fair value of the PIK Warrants is estimated using a Black-Scholes option pricing model within a Monte Carlo simulation model framework. The significant assumptions used in preparing the simulation model for valuing the PIK Warrant as of March 31, 2025, include (i) volatility of 86.9% (discounted for lack of marketability), (ii) risk free interest rate range of 4.18% to 4.24%, (iii) strike price ($0.75), (iii) term to PIK Warrant payment date of one to two years and (vii) expected Company's stock price range to the corresponding PIK Warrant payment date of $0.19 to $4.79. As of December 31, 2024, the significant assumptions included (i) volatility of 86% (discounted for lack of marketability), (ii) risk free interest rate range of 4.13% to

4.20%, (iii) strike price ($0.75), (iii) term to PIK Warrant payment date of one to two years and (vii) expected Company's stock price range to the corresponding PIK Warrant payment date of $0.06 to $3.05.
During the three months ended March 31, 2025, the Company recorded expenses of $32,481 related to the change in the fair value of the Warrants liabilities within other income (expense), net in the accompanying Condensed Consolidated Statement of Operations.
Preferred Stock - PIK Dividends
On December 30, 2024, the Company issued in a private placement 79,000 shares of its 8.00% Series A Convertible Perpetual Preferred Stock (the "Series A Preferred Stock") and warrants to purchase an aggregate of 52,666,669 shares of its common stock (the "Warrants") at an exercise price of $0.75, for gross proceeds of $79,000. In accordance with the Articles of Amendment to the Company's amended and restated articles of incorporation, on each PIK dividend payment date, the stated value of the Series A Preferred Stock shall automatically be increased by the accumulated PIK dividend amount. The PIK dividends were determined to be discretionary and as such, they are measured at fair value as of the date they accumulate. Due to the absence of retained earnings, the adjustment to record the value of the PIK dividends is recorded as a reduction to additional paid-in capital.See Note 10 for further discussion on PIK dividends.
The fair value of the PIK dividend was estimated using significant unobservable inputs (Level 3) by conducting a discounted cash flow analysis. As of March 31, 2025, the significant assumptions include, (i) stock price of $1.49, (ii) term of 30 years, (iii) volatility of 86.86%, (iv) risk free rate of 4.54%, and (v) risky discount rate of 25%.
PIK dividends of $1,300 is included in Series A Preferred Stock on the accompanying Condensed Balance Sheet as of March 31, 2025.
6. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	March 31, 2025	December 31, 2024
Land and land improvements	$164	$164
Buildings and building improvements	2,629	2,629
Furniture and fixtures	364	364
Equipment	16,773	16,774
Leasehold improvements	4,487	4,478
Breeding stock	90	88
Computer hardware and software	3,210	3,186
Construction and other assets in progress	10,131	9,019
	37,848	36,702
Less: Accumulated depreciation and amortization	(23,180)	(22,871)
Property, plant and equipment, net	$14,668	$13,831
Depreciation expense was $310 and $380 for the three months ended March 31, 2025 and 2024, respectively.
7. Goodwill and Intangible Assets, Net
The carrying amount of goodwill was $19,139 as of March 31, 2025 and December 31, 2024.
The Company had $32,282 of cumulative impairment losses as of March 31, 2025 and December 31, 2024.
Intangible assets consist of the following as of March 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$15,912	$(11,776)	$4,136
Intangible assets consist of the following as of December 31, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$15,912	$(11,457)	$4,455
Amortization expense were $319 and $1,215 for the three months ended March 31, 2025 and 2024, respectively.
8. Debt
Line of Credit
Exemplar has a $5,000 revolving line of credit with American State Bank that matures on November 1, 2025. As of March 31, 2025 and December 31, 2024, the line of credit bore interest at a stated rate of 8.00% per annum. As of March 31, 2025 and December 31, 2024, there was no outstanding balance.
9. Income Taxes
The Company computes its year-to-date tax expense or benefit by applying the annual effective tax rate to year-to-date pretax income or loss and adjusts for discrete items recorded in the period. The annual effective tax rate is the ratio of estimated annual income tax expense related to estimated pretax loss from continuing operations, excluding significant unusual or infrequently occurring items. As a result of the pretax losses anticipated for the full year which are not benefited, this rate has been calculated and applied to the year-to-date interim period’s ordinary income or loss on a jurisdiction by jurisdiction basis to determine the income tax expense/benefit allocated to the year-to-date period. The annual effective tax rate is revised, if necessary, at the end of each interim period based on the Company’s most current best estimate. There was no income tax expense or benefit for the three months ended March 31, 2025, and $29 of income tax benefit for the three months ended March 31, 2024. The effective tax rate differs from the U.S. statutory tax rate, primarily as a result of the change in valuation allowance required.
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
10. Mezzanine Equity and Shareholders' Equity (Deficit)
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
Issuances of Preferred Stock and Warrants

On December 30, 2024, the Company issued 79,000 shares of the Series A Preferred Stock with an initial liquidation preference and stated value of $1,000 per share, together with the Warrants (see Note 5), for gross proceeds of $79,000 and net proceeds of $78,463, after deducting offering expenses, which had not been paid as of March 31, 2025. The aggregate exercise price of the Warrants is approximately $39,500, exercisable for an aggregate of 52,666,669 shares of common stock. The terms of the Series A Preferred Stock are summarized below.
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
Conversion. The Series A Preferred Stock will be convertible into common stock at the option of the holders of the Series A Preferred Stock at any time on or after the later of the six-month anniversary of the issue date of the Series A Preferred Stock and the date on which Precigen has, among other things, obtained (1) any shareholder approval that may be required under the listing rules of the Nasdaq Global Select Market, (2) any shareholder approval that may be required to increase the number of authorized shares of common stock sufficient to permit the exercise of the Warrants and to permit the conversion of the Series A Preferred Stock into the maximum number of shares of common stock deliverable upon conversion of all shares of Series A Preferred Stock no later than 180 days after December 30, 2024 and (3) the filing with the SCC and the effectiveness of an amendment to Precigen’s amended and restated articles of incorporation evidencing such shareholder approval (collectively, the “Shareholder Approval”). The Series A Preferred Stock will also be convertible into common stock at Precigen’s option at any time on or after the third anniversary of the issue date of the Series A Preferred Stock, but only if the closing sale price per share of common stock equals or exceeds $4.00 for a specified period of time and certain other conditions are satisfied. The Series A Preferred Stock is initially convertible into shares of common stock at a conversion rate of 888.8888 shares of common stock per $1,000 of stated value, for an initial conversion price of approximately $1.125 per share. However, if the arithmetic average of the closing sale prices of the common stock over the five trading day period ending on, and including, the last trading day of the fiscal quarter immediately preceding any conversion date exceeds the conversion price otherwise in effect on such conversion date, then the conversion rate for purposes of such conversion will be a number of shares of common stock per $1,000 of stated value equal to $1,000 divided by such arithmetic average. The conversion rate is also subject to customary adjustments.
The Series A Preferred Stock has no maturity date, ranks senior to the outstanding shares of common stock with respect to the payment of dividends and distributions in liquidation and has a liquidation preference equal to its stated value plus any accrued and unpaid dividends (whether or not declared). Subject to certain limited exceptions, the Series A Preferred Stock and the Warrants are not transferable for six months from the issue date.
Mezzanine Classification
ASC 480-10-S99-3A(2) of the SEC's Accounting Series Release No. 268 ("ASR 268") requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268, a company should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A Preferred Stock is redeemable at the option of the holder upon a "fundamental change" (as defined in the agreements) that is not solely within control of the Company, and accordingly, the Company determined that mezzanine treatment is appropriate for the Series A Preferred Stock.
The Series A Preferred Stock was initially measured at the amount of total proceeds less any offering costs and proceeds allocated to the Warrants, and is presented as such in our Condensed Consolidated Balance Sheet as of December 31, 2024. As disclosed in Note 5, for the three months ended March 31, 2025, the Company recorded $1,300 for PIK dividends, increasing the value of the Series A Preferred Stock on the Condensed Consolidated Balance Sheet at March 31, 2025 and reducing Additional Paid-In Capital (as the Company does not have retained earnings) in the Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity (Deficit) for the three months ended March 31, 2025. Further, the Company evaluated all embedded features against an equity-like host and concluded none of the embedded features identified within the Series A Preferred Stock require bifurcation as they are either deemed clearly and closely related or not net settleable as a result of a lack of an active market.
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
Components of Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income consist solely of unrealized gain (loss) on investments.
11. Share-Based Payments
The Company measures the fair value of stock options, RSUs and PSUs issued to employees and nonemployees as of the grant date for recognition of stock-based compensation expense. Stock-based compensation expense for employees and nonemployees for which stock options and RSUs are issued, is recognized over the requisite service period, which is typically the vesting period. For PSUs, the Company recognizes stock-based compensation over the performance period, if it is probable that the performance condition will be achieved. Adjustments to PSU related stock-based compensation expense are made, as needed, each reporting period based on changes in the Company’s estimate of the number of units that are probable of vesting. Stock-based compensation costs included in the condensed consolidated statements of operations are presented below:

	Three Months Ended March 31,
	2025	2024
Cost of products and services	$11	$17
Research and development	558	533
Selling, general and administrative	2,108	2,031
Total	$2,677	$2,581
Precigen Equity Incentive Plans
In August 2013, Precigen adopted the 2013 Omnibus Incentive Plan (the "2013 Plan"), for employees and nonemployees which provided for grants of share-based awards, including stock options, RSUs, shares of common stock and other awards, to employees, officers, consultants, advisors, and nonemployee directors. Upon the effectiveness of the Company's 2023 Omnibus Incentive Plan, as amended (the "2023 Plan") in June 2023, no new awards may be granted under the 2013 Plan and any awards granted under the 2013 Plan prior to the effectiveness of the 2023 Plan will remain outstanding under such plan and will continue to vest and/or become exercisable in accordance with their original terms and conditions. As of March 31, 2025, there were 15,704,897 stock options and no RSUs outstanding under the 2013 Plan.
In April 2023, Precigen adopted the 2023 Plan, which became effective upon shareholder approval in June 2023. The 2023 Plan permits the grant of share-based awards, including stock options, restricted stock awards, RSUs, PSUs and other awards, to officers, employees and nonemployees. The 2023 Plan authorizes for issuance pursuant to awards under the 2023 Plan an aggregate of 18,418,137 shares, which included shares remaining available for issuance under the 2013 Plan as of the adoption of the 2023 Plan plus an increase of 2,000,000 shares of common stock, which was approved by Precigen's shareholders at Precigen's annual meeting on July 5, 2024. As of March 31, 2025, there were 5,756,083 stock options, 1,654,000 PSUs and no RSUs outstanding under the 2023 Plan and 7,510,697 shares were available for future grants.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of March 31, 2025, there were 12,000,000 shares authorized for issuance under the 2019 Plan, of which 4,437,701 stock options and 773,311 RSUs were outstanding and 747,272 shares were available for future grants.
Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2024	25,924,734	$5.07	7.05
Granted	866,153	1.66
Exercised	(144,487)	(1.12)
Forfeited	(298,167)	(1.69)
Expired	(449,552)	(23.03)
Balances at March 31, 2025	25,898,681	4.70	6.99
Exercisable at March 31, 2025	16,629,422	6.44	6.08
PSUs and RSUs
In 2024, the Company's Compensation and Human Capital Management Committee of the Board of Directors (the "Compensation Committee") approved the grant of 3,178,000 PSUs under the 2023 Plan to certain key employees of the Company. Of the PSUs granted, 2,978,000, are subject to vesting in two equal 50% installments based upon the achievement of two specified operational milestones relating to (i) the Company’s good faith submission to the FDA of a complete BLA for the Company’s PRGN-2012 investigational product and (ii) the approval of the BLA by the FDA. The remaining 200,000 PSUs granted in 2024 are subject to vesting in two equal 50% installments based on (i) the achievement of the approval of the BLA by the FDA and (ii) continued employment with the Company through the six-month anniversary of the approval of the BLA by the FDA.
The performance milestones may be achieved (and the related PSUs earned) at any time through December 31, 2026 (the “Performance Period”), and the PSUs will vest and be settled in shares of the Company’s common stock at such time as the Compensation Committee certifies that an applicable performance milestone has been achieved, subject to the employee's continued employment through the applicable achievement date (subject to certain exceptions). Any PSUs for which a performance milestone has not been achieved by the end of the Performance Period will be cancelled and forfeited.
In January 2025, the Compensation Committee certified the first performance milestone related to the submission to the FDA of the BLA had been achieved, and as such, approximately 2.1 million PSU shares vested during the three months ended March 31, 2025.
RSU and PSU activity was as follows:

	Number of RSUs and PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2024	4,004,057	$1.16	0.55
Granted	646,551	1.74
Vested	(2,188,297)	(1.21)
Forfeited	(35,000)	(1.13)
Balances at March 31, 2025	2,427,311	1.27	0.57
As of the award date, the underlying performance milestone relating to the Company's submission of a BLA to the FDA was considered probable of achievement and stock-based compensation expense was recognized during the year ended December 31, 2024 related to this milestone. As of the award grant date, the underlying performance milestone related to the approval of the BLA by the FDA was determined to be not probable of achievement, as such approval is outside of the Company's control.

Therefore, no stock-based compensation expense was recognized for the three months ended March 31, 2025 and during 2024 related to this milestone.
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
The components of lease costs were as follows:

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$416	$609
Short-term lease costs	10	13
Variable lease costs	90	92
Lease costs	$516	$714
As of March 31, 2025, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2025	$1,125
2026	1,572
2027	1,358
2028	1,263
2029	1,295
2030	553
Thereafter	—
Total	$7,166
Present value adjustment	(1,749)
Total	$5,417
Current portion of operating lease liabilities	$928
Long-term portion of operating lease liabilities	4,489
Total	$5,417

Other information related to operating leases in continuing operations was as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	4.57	4.83
Weighted average discount rate	11.51%	11.57%

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$416	$572
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	297	572
13. Commitments and Contingencies
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
In connection with the sale of Trans Ova, the Company is required to indemnify the Buyer for certain expenses incurred post close (related to covenants and certain additional specified liabilities including certain patent infringement lawsuits), if incurred, in amounts not to exceed $5,750. Such indemnification was recorded as a reduction of the gain on divestiture in the third quarter of 2022. As of March 31, 2025 and December 31, 2024, $3,213 was included in indemnification accruals on the condensed consolidated balance sheets, respectively, related to this indemnification liability. During 2024, the Company paid $1,862 for expenses incurred by the Buyer for the period from July 2023 to December 2023. In addition, during 2023, the Company paid $675 for indemnification claims against this liability for the period from the date of sale to June 2023.
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters may result in adverse judgments, unfavorable settlements, or concessions by the Company, or adverse regulatory action, any of which could harm the Company’s business or operations. Moreover, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2025, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

14. Segments
While the Company has historically generated revenues from multiple sources, including collaboration agreements and products and services associated with animal research models, management is organized around a singular focus which is developing and commercializing product candidates in its core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases. In February 2025, the FDA granted priority review to Company’s BLA for PRGN-2012, with a PDUFA target action date set for August 27, 2025. During the three months ended March 31, 2025, the Company realigned its former two operating segments, Biopharmaceuticals and Exemplar, into one operating segment. This decision was made to streamline operations and enhance focus on core business activities in anticipation of a potential 2025 product launch. The Company implemented this change to better reflect how the Company is managed and its strategic initiative to concentrate resources on its core business line reflects a change in the manner in which the chief operating decision maker (“CODM”), reviews information to assess the Company’s performance and make decisions about resource allocation, in accordance with ASC 280, Segment Reporting. The Company's CODM is its President and Chief Executive Officer ("CEO"). The CODM manages and allocates resources at a consolidated level.
Also, beginning in the first quarter of 2025, the CEO began using net loss in accordance with generally accepted accounting principles to assess performance and decide how to allocate resources. The CEO uses net loss to evaluate the allocation of resources across functions and research and development projects in line with our overarching long-term company-wide strategic goals as well as to monitor budget versus actual results. The CEO does not use total assets to evaluate segment performance or allocate resources, and accordingly, these amounts are not required to be disclosed. All prior period segment data has been retrospectively adjusted to reflect the way the Company's CODM internally receives information and manages and monitors our operating segment performance starting in fiscal year 2025.
The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies as described in Note 2. As of March 31, 2025, substantially all of the Company's long-lived assets were held in the United States and there were no revenues derived in foreign countries for any periods presented. Expenditures for the addition of long-lived assets are reported on the consolidated statements of cash flows as purchases of property and equipment.
Total segment net loss, which equals consolidated net loss per the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenues from external customers	$1,341	$1,065
Less:
Salaries, benefits and other payroll expenses, including severance costs	(9,186)	(10,788)
Rent and Utilities	(931)	(1,011)
Unrealized appreciation in fair value of Warrants liabilities	(32,481)	—
Other segment expenses, net	(12,896)	(13,004)
Net loss	$(54,153)	$(23,738)
Other segment expenses, net in the table above includes external R&D costs including laboratory supplies, third-party commercialization and manufacturing costs, cost of sales, consultant costs, legal and professional fees, insurance, and certain other overhead expenses.
For the three months ended March 31, 2025 and 2024, 49.9% and 52.8%, respectively, of total consolidated revenue was attributable to four customers in 2025 and three customers in 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2024, or Annual Report.
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
PRGN-2012 is an investigational "off-the-shelf" AdenoVerse gene therapy with optimized antigen design that uses our gorilla adenovector technology, part of our proprietary AdenoVerse platform, to elicit immune responses directed against cells infected with HPV6 and HPV11. We have completed the Phase 1/2 pivotal clinical trial of PRGN-2012 in adults with RRP. The Phase 1/2 pivotal study met the primary safety and efficacy endpoints. The confirmatory clinical trial of PRGN-2012 is enrolling patients. PRGN-2012 has been granted Breakthrough Therapy Designation and Orphan Drug designation for the treatment of RRP by the FDA. PRGN-2012 has received Orphan Drug Designation for the Treatment of RRP from the European Commission as well. We have completed the submission of, and received priority review for Precigen's BLA for PRGN-2012, which is intended for treating adults with RRP. The PDUFA target action date is set for August 27, 2025.
PRGN-2009 is an "off-the-shelf" investigational gene therapy designed to activate the immune system to recognize and target human papillomavirus-positive, or HPV+, solid tumors. PRGN-2009 leverages our UltraVector and AdenoVerse platforms to optimize HPV type 16 ("HPV 16") and HPV type 18 ("HPV 18"), antigen designed for delivery via a proprietary gorilla adenovector with a large genetic payload capacity and the ability for repeat administrations. Guided by our bioinformatics analysis and in silico protein engineering, PRGN-2009 encodes for a novel, multi-epitope antigen design to target HPV16 and HPV18 infected cells and potentially differentiates from the competition. We have completed a Phase 1 clinical trial of PRGN-2009 as a monotherapy or in combination with bintrafusp alfa, or M7824, an investigational bifunctional fusion protein, for patients with HPV-associated cancers in collaboration with the NCI, pursuant to a CRADA. PRGN-2009 is being evaluated in two Phase 2 clinical trials in combination with anti-PD1 monoclonal antibody, pembrolizumab, for patients with HPV-associated cancers in collaboration with NCI pursuant to a CRADA. In addition, a Phase 2 randomized-controlled clinical trial of PRGN-2009 in combination with pembrolizumab to treat patients with recurrent or metastatic cervical cancer is ongoing pursuant to a CRADA. As part of the strategic prioritization of our pipeline announced in August 2024, we plan to enroll patients in the PRGN-2009 clinical trials only at NCI under a CRADA.
PRGN-3006 is an investigational autologous CAR-T therapy that utilizes our UltraCAR-T platform to express a CAR to target CD33 (Siglec-3), mbIL15 and a kill switch gene. PRGN-3006 is in a Phase 1/1b clinical trial for the treatment of relapsed or refractory, or r/r, acute myeloid leukemia, or AML, and high-risk myelodysplastic syndromes, or MDS. PRGN-3006 has been granted Fast Track designation in patients with r/r AML by the FDA. Previously PRGN-3006 was granted Orphan Drug Designation in patients with AML by the FDA. We have completed the Phase 1 dose escalation trial. We have completed enrollment of the Phase 1b trial for PRGN-3006 in AML. We plan to focus on strategic partnership opportunities to advance PRGN-3006 UltraCAR-T program in AML. PRGN-3006 has been granted Orphan Drug designation in patients with AML and Fast Track Designation in patients with r/r AML by the FDA.
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
Precigen ActoBio, Inc.
ActoBio has developed a proprietary class of microbe-based biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics. We refer to these microbe-based biopharmaceuticals as ActoBiotics. ActoBio’s lead asset is AG019, a disease modifying antigen-specific, investigational immunotherapy for the prevention, delay, or reversal of type 1 diabetes mellitus, or T1D. We have completed a Phase 1b/2a clinical trial of AG019 for the treatment of early-onset T1D. As part of our strategic prioritization, we have completed the shutdown of our ActoBio subsidiary operations, including the elimination of all ActoBio personnel. In conjunction with this shutdown, ActoBio's portfolio of intellectual property is available for prospective transactions.
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
We do not expect any revenues that we may generate to be significant enough to fund our operations in the near term.
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
•costs related to laboratory supplies used in our research and development efforts and acquiring, developing, and manufacturing preclinical study and clinical trial materials as well as potential commercial products;
•costs related to certain in-licensed technology rights or in-process research and development;
•amortization of patents and related technologies acquired in mergers and acquisitions; and
•facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs.
Our research and development expenses primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services. Prior to August 2024, the Company was progressing preclinical and clinical programs that targeted urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases, including PRGN-3005, PRGN-3006, PRGN-3007, PRGN-2009, PRGN-2012 and AG019. As discussed above in the Overview, in August 2024, we announced a strategic prioritization of our clinical portfolio and streamlining of resources, to focus on potential commercialization of the PRGN-2012 AdenoVerse® gene therapy for the treatment of RRP. The Company's research and development activities also include the development of new and improved pig research models.

In addition to the strategic prioritization, the amount of research and development expenses may be impacted by, among other things, the number and nature of our own proprietary programs, the number and size of programs we may support on behalf of collaboration agreements, and the potential approval of the PRGN-2012 BLA by the FDA, as certain manufacturing costs will be recorded into inventory post approval.
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs, including stock-based compensation expense and severance benefits, for employees in executive, operational (including commercialization), finance, information technology, legal, and corporate communications functions. Other significant SG&A expenses include rent and utilities, insurance, accounting, external commercialization costs, and legal services (including the cost of settling any claims and lawsuits), and expenses associated with obtaining and maintaining our intellectual property.
SG&A expenses may fluctuate in the future depending on the scaling of our corporate functions required to support our corporate initiatives, the strategic prioritization, the build-up of our commercialization efforts and the outcomes of legal claims and assessments against us.
Other income (expense), net
Other income and expense net, consists of changes in the fair value of warrant liabilities and interest earned on our cash and cash equivalents and short-term and long-term investments, which may fluctuate based on amounts invested and current interest rates.
Results of operations
Comparison of the three months ended March 31, 2025 and the three months ended March 31, 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024, together with the changes in those items in dollars and as a percentage:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2025	2024
	(In thousands)
Product revenues	$203	$138	$65	47.1%
Service revenues	1,115	919	196	21.3%
Other revenues	23	8	15	187.5%
Total revenues	1,341	1,065	276	25.9%
Operating expenses
Cost of product and services	1,100	1,075	25	2.3%
Research and development	10,478	14,249	(3,771)	(26.5)%
Selling, general and administrative	12,359	10,151	2,208	21.8%
Total operating expenses	23,937	25,475	(1,538)	(6.0)%
Operating loss	(22,596)	(24,410)	1,814	(7.4)%
Total other income (expense), net	(31,557)	643	(32,200)	>(200)%
Loss before income taxes	(54,153)	(23,767)	(30,386)	127.8%
Income tax benefit (expense)	—	29	(29)	(100.0)%
Net loss	$(54,153)	$(23,738)	$(30,415)	128.1%
Product, service and other revenues
Product, service and other revenues increased $0.3 million, or 26%, compared to the three months ended March 31, 2024. This increase was primarily related to increased volume of products sold and services rendered at Exemplar.

Cost of product and services
Cost of product and services slightly increased, primarily as a result of higher revenues at Exemplar.
Research and development expenses
Research and development expenses decreased by $3.8 million, or 27%, compared to the three months ended March 31, 2024. The decrease was primarily due to a $1.8 million decrease in costs associated with ActoBio, including depreciation, amortization, personnel and other operating costs after the Company closed ActoBio operations in late 2024. Additionally, there was a decrease of $1.2 million incurred at contract research organizations and an $0.8 million decrease due to a reduction in the number of Research and Development employees as a result of the Company's asset prioritization announced in the third quarter of 2024.
Selling, general and administrative expenses
SG&A expenses increased by $2.2 million, or 22%, compared to the three months ended March 31, 2024. This increase was primarily associated with PRGN-2012 commercial readiness. This increase was partially offset by a reduction in insurance rates and license and patent fees compared to the prior year period.
Total other income (expense), net
Total other income (expense), net changed from income of $0.6 million in the three months ended March 31, 2024 to expenses of $31.6 million in the three months ended March 31, 2025. This change was primarily driven by the recording of a $32.5 million increase in the fair value of warrant liabilities, which was influenced by an increase in the stock price of Precigen and to a lesser extent, an increase in the liability to account for the additional warrants that will be issued as part of the paid-in-kind dividends related to the Company's Series A Preferred Stock. This decrease was partially offset by a $0.3 million increase in interest income resulting from increased investments balances.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from continuing operations since our inception, and as of March 31, 2025, we had an accumulated deficit of $2.1 billion. From our inception through March 31, 2025, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers. As of March 31, 2025, we had cash and cash equivalents of $6.1 million and investments of $74.9 million. Cash in excess of immediate requirements is typically invested primarily in money market funds, certificate of deposits and U.S. government debt securities in order to maintain liquidity and preserve capital.
In August 2024, we closed a public offering of 39,878,939 shares of our common stock, resulting in net proceeds to us of $30.9 million, after deducting underwriting discounts, fees, and an estimate of other offering expenses.
In December 2024, we issued 79,000 shares of 8.00% Series A Convertible Perpetual Preferred Stock with an initial liquidation preference and stated value of $1,000 per share, together with warrants to purchase 52,666,669 shares of common stock for net proceeds of approximately $78,463, after deducting offering expenses, which expenses had not been paid as of March 31, 2025.

Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(16,325)	$(14,090)
Investing activities	(6,457)	24,045
Financing activities	(679)	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	(60)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(23,459)	$9,895
Cash flows from operating activities:
During the three months ended March 31, 2025, our net loss was $54.2 million, which includes the following significant noncash expenses and benefits totaling $35.6 million: (i) $32.5 million of unrealized appreciation in the fair value of warrant liabilities, (ii) $2.7 million of stock-based compensation expense, (iii) $0.6 million of depreciation and amortization expense, and (iv) $0.5 million of shares issued as payment for services, partially offset by non-cash benefits of $0.7 million due to amortization of discounts on investments. In addition, changes in operating assets and liabilities provided $2.2 million of cash for operating activities.
During the three months ended March 31, 2024, our net loss was $23.7 million, which includes the following significant noncash expenses and benefits totaling $4.3 million: (i) $2.6 million of stock-based compensation expense, (ii) $1.6 million of depreciation and amortization expense and (iii) $0.5 million of shares issued as payment for services, offset by non-cash benefits of $0.4 million due to amortization of discounts on investments.
Cash flows from investing activities:
During the three months ended March 31, 2025, we received $5.8 million of investments, from sales and maturities, net of purchases, and purchased $0.6 million of property, plant and equipment, primarily related to the build-out of our manufacturing facility.
During the three months ended March 31, 2024, we received $28.4 million of investments, from sales and maturities, net of purchases, and purchased $4.4 million of property, plant and equipment.
Cash flows from financing activities:
During the three months ended March 31, 2025, we paid $0.4 million in issuance costs related to a prior year equity issuance, paid $0.5 million to taxing authorities related to vesting of performance stock units, and received $0.2 million from the exercise of stock options. During the three months ended March 31, 2024, we did not have any cash inflows or outflows from financing activities.
Future capital requirements
Our future capital requirements will depend on many factors, including:
•progress in our research and development programs, as well as the magnitude and speed of development of these programs;
•capital expenditures to building out our manufacturing capabilities;
•the speed and scale of building our commercial operations as we prepare for commercial readiness:
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
•our ability to maintain and establish new collaborative arrangements and/or new strategic initiatives;
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
Our consolidated financial statements as of March 31, 2025 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Based on current projections, management believes that its existing cash, cash equivalents and short-term investments, combined with anticipated potential revenue from the commercialization of PRGN-2012, which is outside of our direct control, will enable us to continue our operations for at least one year from the date of this filing. These assumptions include the receipt of future payments that are dependent upon the successful FDA approval of the PRGN-2012 BLA, and therefore revenue from this product is uncertain at this time. Based on this factor, we do not know when, or if, we will generate sufficient revenue from commercialization to offset our operating expenses. We are subject to all of the risks inherent in the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. In addition, because our forecasted potential revenues are currently outside of our direct control, they have not been included in our going concern analysis. These conditions raise substantial doubt about our ability to continue as a going concern for at least 12 months after the issuance of the accompanying condensed consolidated financial statements appearing elsewhere in this Quarterly Report. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Our ability to continue as a going concern is dependent upon the successful execution of management’s plans, which include the successful commercialization of PRGN-2012. In addition, we may decide, or be required to raise additional capital. This additional capital could be raised through a combination of non-dilutive financings (including debt financings, collaborations, strategic alliances, monetization of non-core assets, marketing, distribution or licensing arrangements), dilutive financings (including equity and/or debt financings with an equity component) and, ultimately from revenue related to product sales, to the extent our product candidates receive marketing approval and can be commercialized. There can be no assurance that new financings or other transactions will be available to us on commercially acceptable terms, or at all, and such financings may adversely affect the holdings or rights of our stockholders and may cause significant dilution to existing stockholders. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, which could have a material adverse effect on our financial condition.
See the section entitled "Risk Factors" in our Annual Report for additional risks associated with our substantial capital requirements.
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of March 31, 2025 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$7,166	$1,518	$2,853	$2,572	$222
Total	$7,166	$1,518	$2,853	$2,572	$222
In addition to the obligations in the table above, as of March 31, 2025, we are party to license agreements with various third parties that contain future milestones and royalty payment obligations related to development milestones and/or commercial sales of products that incorporate or use their technologies. Because these agreements are generally subject to termination by us or are dependent on certain condition precedents within our control, no amounts are included in the tables above. As of March 31, 2025, we also had research and development commitments with third parties totaling $4.9 million that had not yet been incurred.
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
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $81.0 million and $97.9 million as of March 31, 2025 and December 31, 2024, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities, certificates of deposit, and corporate bonds. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our cash and cash equivalents and short-term and long-term investments may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
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
There has been no change in our internal control over financial reporting during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2025, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity (Deficit) for the three months ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precigen, Inc.
(Registrant)

Date: May 14, 2025	By:	/s/ HARRY THOMASIAN JR.
Harry Thomasian Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)