Form 10-Q
period 2025-06-30
PRECIGEN, INC.
filed 2025-08-12
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2025, 297,972,920 shares of common stock, no par value per share, were issued and outstanding.

PRECIGEN, INC.
FORM 10-Q

Precigen®, AdenoVerse®, UltraCAR-T®, RheoSwitch®, UltraVector®, RTS®, UltraPorator®, ActoBiotics®, Advancing Medicine With Precision®, RRP Awareness Day ® and RheoSwitch Therapeutic System® are our and/or our affiliates' registered trademarks in the United States and GenVec™, Giving Voice to Inspire Change™, Papzimeos™, Recurrent Respiratory Papillomatosis Awareness Giving Voice to Inspire Change™, RRP Awareness & Design™, and RRP Awareness Day Giving Voice to Inspire Change™ are our and/or our affiliates' common law trademarks in the United States. This Quarterly Report on Form 10-Q, or Quarterly Report, and the information incorporated herein by reference contain references to trademarks, service marks, and trade names owned by us or other companies. Solely for convenience, trademarks, service marks, and trade names referred to in this Quarterly Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use or display of other companies' trade names, service marks, or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names, and service marks appearing in this Quarterly Report are the property of their respective owners. Unless the context requires otherwise, references in this Quarterly Report to "Precigen", "Company", "we", "us", and "our" refer to Precigen, Inc.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$13,760	$29,517
Short-term investments	45,993	68,393
Receivables
Trade, less allowance for credit losses of $0 as of both June 30, 2025 and December 31, 2024	327	926
Other	244	237
Prepaid expenses	2,431	3,341
Total current assets	62,755	102,414
Property, plant and equipment, net	14,695	13,831
Intangible assets, net	3,818	4,455
Goodwill	15,232	19,139
Right-of-use assets	4,806	5,056
Other assets	590	371
Total assets	$101,896	$145,266
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2025	December 31, 2024
Liabilities, Mezzanine Equity and Shareholders' (Deficit) Equity
Current liabilities
Accounts payable	$3,922	$3,531
Accrued compensation and benefits	5,201	8,417
Other accrued liabilities	9,514	4,812
Indemnification accruals	3,213	3,213
Deferred revenue	413	589
Current portion of lease liabilities	930	956
Total current liabilities	23,193	21,518
Deferred revenue, net of current portion	1,818	1,934
Lease liabilities, net of current portion	4,223	4,546
Warrant liabilities	78,558	50,537
Total liabilities	107,792	78,535
Commitments and contingencies (Note 13)
Mezzanine equity
Series A Preferred Stock, no par value, 81,000 shares authorized as of June 30, 2025 and December 31, 2024; 79,000 shares issued as of as June 30, 2025 and December 31, 2024 (aggregate liquidation preference of $82,160 as of June 30, 2025 and $79,000 as of December 31, 2024).	30,883	28,218
Shareholders' equity (deficit)
Common stock, no par value, 400,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 297,846,160 shares and 292,869,097 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	2,134,711	2,129,207
Accumulated deficit	(2,171,501)	(2,090,706)
Accumulated other comprehensive income	11	12
Total shareholders' (deficit) equity	(36,779)	38,513
Total liabilities, mezzanine equity and shareholders' (deficit) equity	$101,896	$145,266
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Product revenues	$41	$31	$244	$169
Service revenues	781	673	1,896	1,592
Other revenues	34	13	57	21
Total revenues	856	717	2,197	1,782
Operating Expenses
Cost of products and services	1,092	1,014	2,192	2,089
Research and development	11,488	15,693	21,966	29,942
Selling, general and administrative	16,133	10,306	28,492	20,457
Impairment of goodwill	3,907	1,630	3,907	1,630
Impairment of other noncurrent assets	—	32,915	—	32,915
Total operating expenses	32,620	61,558	56,557	87,033
Operating loss	(31,764)	(60,841)	(54,360)	(85,251)
Other Income (Expense), Net
Change in fair value of warrant liabilities	4,460	—	(28,021)	—
Interest expense	—	(2)	(1)	(4)
Interest income	696	319	1,614	927
Other (expense) income, net	(31)	43	(24)	80
Total other (expense) income, net	5,125	360	(26,432)	1,003
Loss before income taxes	(26,639)	(60,481)	(80,792)	(84,248)
Income tax (expense) benefit	(3)	1,689	(3)	1,718
Net loss	$(26,642)	$(58,792)	$(80,795)	$(82,530)
Net loss per share
Net loss per share, basic and diluted	$(0.09)	$(0.23)	$(0.27)	$(0.33)
Weighted average shares outstanding, basic and diluted	296,434,726	252,366,533	295,164,303	250,803,790
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Net loss	$(26,642)	$(58,792)	$(80,795)	$(82,530)
Other comprehensive loss:
Unrealized (loss) gain on investments	(1)	16	(1)	15
Loss on foreign currency translation adjustments	—	(128)	—	(977)
Comprehensive loss	$(26,643)	$(58,904)	$(80,796)	$(83,492)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity (Deficit)
(Unaudited)

	Mezzanine Equity		Shareholders' Equity (Deficit)
(Amounts in thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at March 31, 2025	79,000	$29,518	295,135,060	$—	$2,130,787	$12	$(2,144,859)	$(14,060)
Stock-based compensation expense	—	—	—	—	1,638	—	—	1,638
Shares issued upon vesting of restricted stock units, performance stock units and for exercises of stock options	—	—	55,000	—	73	—	—	73
Shares issued for accrued compensation	—	—	3,566,563	—	4,880	—	—	4,880
Repurchase of shares to satisfy tax withholding	—	—	(910,463)	—	(1,302)	—	—	(1,302)
Net loss	—	—	—	—	—	—	(26,642)	(26,642)
PIK dividends on preferred stock	—	1,365	—	—	(1,365)	—	—	(1,365)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Balances at June 30, 2025	79,000	$30,883	297,846,160	$—	$2,134,711	$11	$(2,171,501)	$(36,779)

	Mezzanine Equity		Shareholders' Equity
(Amounts in thousands, except share data)	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at March 31, 2024	—	$—	250,248,808	$—	6,149,719	$—	$2,088,025	$(2,797)	$(1,988,209)	$97,019
Stock-based compensation expense	—	—	—	—	—	—	1,964	—	—	1,964
Shares issued upon vesting of restricted stock units and for exercises of stock options	—	—	236,458	—	(236,458)	—	52	—	—	52
Shares issued for accrued compensation	—	—	2,170,885	—	—	—	3,039	—	—	3,039
Net loss	—	—	—	—	—	—	—	—	(58,792)	(58,792)
Other comprehensive loss	—	—	—	—	—	—	—	(112)	—	(112)
Balances at June 30, 2024	—	$—	252,656,151	$—	3,742,376	$—	$2,093,080	$(2,909)	$(2,047,001)	$43,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity (Deficit)
(Unaudited)

	Mezzanine Equity		Shareholders' Equity (Deficit)
(Amounts in thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	79,000	$28,218	292,869,097	$—	$2,129,207	$12	$(2,090,706)	$38,513
Stock-based compensation expense	—	—	—	—	4,315	—	—	4,315
Shares issued upon vesting of restricted stock units, performance stock units and for exercises of stock options	—	—	2,382,784	—	223	—	—	223
Shares issued for accrued compensation	—	—	3,566,563	—	4,880	—	—	4,880
Shares issued as payment for services	—	—	302,582	—	527	—	—	527
Repurchase of shares to satisfy tax withholding	—	—	(1,274,866)	—	(1,776)	—	—	(1,776)
Net loss	—	—	—	—	—	—	(80,795)	(80,795)
PIK dividends on preferred stock	—	2,665	—	—	(2,665)	—	—	(2,665)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Balances at June 30, 2025	79,000	$30,883	297,846,160	$—	$2,134,711	$11	$(2,171,501)	$(36,779)

	Mezzanine Equity			Shareholders' Equity
(Amounts in thousands, except share data)	Preferred Stock			Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	$—		248,919,096	$—	7,479,431	$—	$2,084,916	$(1,947)	$(1,964,471)	$118,498
Stock-based compensation expense	—	—		—	—	—	—	4,545	—	—	4,545
Shares issued upon vesting of restricted stock units and for exercises of stock options	—	—		1,197,992	—	(1,197,992)	—	52	—	—	52
Shares issued for accrued compensation	—	—		2,170,885	—	(2,170,885)	—	3,039	—	—	3,039
Shares issued as payment for services	—	—		368,178	—	(368,178)	—	528	—	—	528
Net loss	—	—		—	—	—	—	—	—	(82,530)	(82,530)
Other comprehensive loss	—	—		—	—	—	—	—	(962)	—	(962)
Balances at June 30, 2024	—	$—	—	252,656,151	$—	3,742,376	$—	$2,093,080	$(2,909)	$(2,047,001)	$43,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(80,795)	$(82,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,259	3,191
Loss (Gain) on disposals of assets, net	14	(3)
Impairment of goodwill	3,907	1,630
Impairment of other noncurrent assets	—	32,915
Change in fair value of warrant liabilities	28,021	—
Amortization of discounts on investments, net	(1,174)	(570)
Stock-based compensation expense	4,315	4,545
Shares issued as payment for services	527	528
Deferred income taxes	—	(1,718)
Changes in operating assets and liabilities:
Receivables:
Trade	599	391
Other	(4)	490
Prepaid expenses	910	1,158
Other assets	(215)	55
Accounts payable	684	3,178
Accrued compensation and benefits	1,662	1,468
Other accrued liabilities	5,378	(235)
Deferred revenue	(291)	(131)
Lease liabilities	(99)	303
Settlement and indemnification accruals	—	(1,862)
Net cash used in operating activities	(35,302)	(37,197)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2025	2024
Cash flows from investing activities
Purchases of investments	$(38,875)	$(51,664)
Sales and maturities of investments	62,448	97,335
Purchases of property, plant and equipment	(1,588)	(6,674)
Proceeds from sale of assets	—	3
Net cash provided by investing activities	21,985	39,000
Cash flows from financing activities
Payment of issuance cost related to 2024 public offering of shares	(355)	—
Payments to taxing authorities in connection with shares directly withheld from employees	(1,776)	—
Proceeds from stock option exercises	223	52
Payment of issuance costs related to Series A Preferred Stock	(537)	—
Net cash (used in) provided by financing activities	(2,445)	52
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5	(95)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(15,757)	1,760
Cash, cash equivalents, and restricted cash
Beginning of period	29,517	7,848
End of period	$13,760	$9,608
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$5
Cash paid during the period for income taxes	3	4
Significant noncash activities
Accrued compensation paid in equity awards	$3,578	$3,039
Purchases of property and equipment included in accounts payable and other accrued liabilities	$254	$1,171
Proceeds from sale of assets included in accounts receivable	—	57
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except share and per share data)
1. Organization
Precigen, Inc. ("Precigen"), a Virginia corporation, is a dedicated discovery and clinical-stage biopharmaceutical company advancing the next generation of gene and cell therapies with the overall goal of improving outcomes for patients with significant unmet medical needs. Precigen is leveraging its proprietary technology platforms to develop product candidates designed to target urgent and intractable diseases in its core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases. Precigen’s primary operations are located in the state of Maryland. Precigen’s leading product candidate is PRGN-2012, an AdenoVerse® gene therapy. Zopapogene imadenovec is the nonproprietary name for the investigational therapeutic known as PRGN-2012. Zopapogene imadenovec has not been approved by any health authority in any country for any indication. The United States Food and Drug Administration ("FDA") granted priority review to a Biologics License Application ("BLA") for PRGN-2012 with a Prescription Drug User Fee Act ("PDUFA") target action date set for August 27, 2025. This therapy is intended for the treatment of adults with recurrent respiratory papillomatosis ("RRP").
Precigen also has one wholly owned operating subsidiary, Exemplar Genetics, LLC ("Exemplar"). Exemplar is committed to enabling the study of life-threatening human diseases through the development of MiniSwine Yucatan miniature pig research models and services. Exemplar's primary operations are located in the State of Iowa.
Precigen's other historical operating subsidiary, Precigen ActoBio, Inc. ("ActoBio") ceased operations during 2024. ActoBio utilized a proprietary class of microbe-based biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics and was located in Ghent, Belgium.
As part of a continuing effort to strategically prioritize the application of resources to particular development efforts, in 2024 the Company initiated a shutdown of ActoBio's operations. This included the commencement of terminating leases and employees, and the disposition of certain of its assets and obligations with a focus on the preservation of ActoBio's intellectual property, which was completed during the third quarter of 2024.
In addition to the actions taken at ActoBio, in August 2024 the Company also began undertaking a strategic prioritization of its clinical portfolio and streamlining of its resources, including a reduction of over 20% of its workforce, to focus on potential commercialization of PRGN-2012. These strategic changes were designed to reduce required resources for non-priority programs and enable the Company to focus on pre-commercialization efforts for PRGN-2012, including supporting the submission of a rolling BLA under an accelerated approval pathway which was filed in the fourth quarter of 2024, conducting a confirmatory clinical trial, and manufacturing commercial product. Additionally, the Company has continued commercial readiness efforts for a potential launch in the second half of 2025. As a result of the actions taken related to the reduction in its workforce, the Company incurred a charge related to employee severance and termination benefits of $1,639 during 2024.
Precigen and its consolidated subsidiaries are hereinafter referred to as the "Company." As discussed in Note 14, the Company now operates as one segment.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of June 30, 2025 and results of operations and cash flows for the interim periods ended June 30, 2025 and 2024. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

The accompanying condensed consolidated financial statements reflect the operations of Precigen and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity and Going Concern
During the six months ended June 30, 2025, the Company incurred a net loss of $80,795 and used $35,302 of cash in its operations, and as of June 30, 2025, had an accumulated deficit of $2,171,501. The Company has incurred operating losses since its inception and management expects operating losses and negative cash flows from operations, exclusive of cash sources outside of the Company’s direct control, including potential revenue from PRGN-2012 for the treatment of adults with RRP, to continue in the foreseeable future. In addition, as of June 30, 2025, the Company had $59,753 in cash, cash equivalents and short-term investments, and had no committed source of additional funding. Considering only the forecasted cash flows under its direct control, the Company's current cash and investments position is not sufficient to fund the Company's planned operations for one year after the date the interim financial statements are issued and accordingly, these conditions and events raise substantial doubt about the Company's ability to continue as a going concern.
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
In addition, the Company may decide, or be required, to raise additional capital. This additional capital could be raised through a combination of non-dilutive financings (including debt financings, collaborations, strategic alliances, monetization of core and non-core assets, marketing, distribution or licensing arrangements, and/or dilutive financings including equity and/or debt financings which may include an equity component). Also, any collaborations, strategic alliances, monetization of assets or marketing, distribution or licensing arrangement may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights. If the approval of the PRGN-2012 BLA is delayed or not granted, and/or the Company is unable to obtain additional capital, the Company will assess its capital resources and may be required to delay, reduce the scope of, or eliminate some or all of its operations, which may include research and development and clinical trials. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company's ability to continue as a going concern.
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
Research and Development
The Company considers that regulatory requirements inherent in the research and development of new products preclude it from capitalizing such costs. Research and development expenses include salaries and related costs of research and development personnel, including stock-based compensation expense, costs to acquire or reacquire technology rights, contract research organizations and consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Costs incurred in conjunction with collaboration and licensing arrangements are included in research and development. Indirect research and development costs include depreciation, amortization, and other indirect overhead expenses. The Company has research and development arrangements with third parties that include upfront and milestone payments. As of June 30, 2025 and December 31, 2024, the Company had research and development commitments with third parties that had not yet been incurred totaling $4,556 and $5,885, respectively. The commitments are generally cancellable by the Company by providing written notice at least sixty days before the desire termination date.
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
Investments
As of June 30, 2025 and December 31, 2024, short-term investments include corporate bonds, United States government debt and agency securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date.
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
The following potentially dilutive securities as of June 30, 2025 and 2024 have been excluded from the above computations of diluted weighted average shares outstanding for the three and six months then ended as they would have been anti-dilutive:

	June 30,
	2025	2024
Options	29,078,506	27,403,769
Restricted stock units	2,472,686	786,709
Performance stock units	2,594,000	—
Total	34,145,192	28,190,478
The table above does not include 54,937,413 shares of common stock into which the Series A Preferred Stock is currently convertible and 52,666,669 shares of common stock for which the Warrants are currently exercisable, in each case as of June 30, 2025, and excludes additional shares of common stock that could become issuable as a result of (i) the associated PIK dividends for these instruments (as defined below) and (ii) potential increases to the conversion rate of the Series A Preferred Stock pursuant to the terms thereof.
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
There was no collaboration and licensing revenue recognized during both the three and six months ended June 30, 2025 and 2024.
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
Deferred revenue consisted of the following:

	June 30, 2025	December 31, 2024
Collaboration and licensing agreements- Long-term liability	$1,818	$1,818
Prepaid product and service revenues - Short-term liability	413	705
Total	$2,231	$2,523
4. Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of June 30, 2025:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$43,452	$21	$(10)	$43,463
Certificates of deposit	2,470	—	—	2,470
Corporate bonds	60	—	—	60
Total	$45,982	$21	$(10)	$45,993

The estimated fair value of available-for-sale investments classified by their contractual maturities as of June 30, 2025 was:

Due within one year	$45,993
Total	$45,993
The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$67,464	$15	$(5)	$67,474
Certificates of deposit	848	3	—	851
Corporate bonds	69	—	(1)	68
Total	$68,381	$18	$(6)	$68,393
The estimated fair value of available-for-sale investments classified by their contractual maturities as of December 31, 2024 was:

Due within one year	$68,393
Total	$68,393
In addition, at June 30, 2025 and December 31, 2024, the Company held U.S. government debt securities valued at $9,209 and $24,169, respectively, which were included in cash and cash equivalents in the condensed consolidated balance sheet as these investments had an original maturity of less than three months when purchased.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments.
5. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and benefits, and other accrued liabilities approximate fair value due to the short maturity of these instruments.
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of June 30, 2025:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2025
Assets
U.S. government debt securities	$—	$43,463	$—	$43,463
Certificates of deposit	—	2,470	—	2,470
Corporate bonds	—	60	—	60
Total	$—	$45,993	$—	$45,993
Liabilities
Warrant liabilities	$—	$—	$78,558	$78,558
Total liabilities	$—	$—	$78,558	$78,558

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of December 31, 2024:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2024
Assets
U.S. government debt securities	$—	$67,474	$—	$67,474
Certificates of deposit	—	851	—	851
Corporate bonds	—	68	—	68
Total	$—	$68,393	$—	$68,393
Liabilities
Warrant liabilities	$—	$—	$50,537	$50,537
Total liabilities	$—	$—	$50,537	$50,537
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
The Warrants were accounted for as liabilities as the Warrants provide the holder the right to acquire, via a paid in kind ("PIK") dividend on the Series A Preferred Stock for the first two years following the issue date of the Series A Preferred Stock (see Note 10), a number of additional warrants to purchase shares of common stock equal to 50% of the amount of such PIK dividends divided by the $0.75 exercise price ("PIK Warrants"), which fails the requirement of the indexation guidance under ASC 815-40. The Warrants and PIK Warrants (together the "Warrant liabilities") are measured at fair value at inception. The fair value of the outstanding Warrants is re-measured at the end of each reporting period, unless and until they are reclassified to equity. After the last PIK dividend payment date for the Series A Preferred Stock in January 2027, the Warrants will have a predominantly fixed settlement amount as there will be no further anticipated PIK dividends that would adjust the number of Warrants. At this point, assuming all other criteria are met for indexation, the Warrants will cease to fail the indexation guidance and will be classified within equity.
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
The fair value of the Warrants is estimated using a Black‑Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the Warrant liabilities as of June 30, 2025, include (i) volatility of 87.1% (discounted for lack of marketability), (ii) risk free interest rate of 4.2%, (iii) strike price ($0.75), (iv) fair value of common stock ($1.42), and (v) expected life of 9 years, 6 months. As of December 31, 2024, the significant assumptions included (i) volatility of 86.2% (discounted for lack of marketability), (ii) risk free interest rate of 4.5%, (iii) strike price ($0.75), (iv) fair value of common stock ($0.93), and (v) expected life of 10 years.
The fair value of the PIK Warrants is estimated using a Black-Scholes option pricing model within a Monte Carlo simulation model framework. The significant assumptions used in preparing the simulation model for valuing the PIK Warrant as of June 30, 2025, include (i) volatility of 87.1% (discounted for lack of marketability), (ii) risk free interest rate range of 3.8% to 4.2%, (iii) strike price ($0.75), (iii) term to PIK Warrant payment date of one to 2 years, and (vii) expected Company's stock price range to the corresponding PIK Warrant payment date of $0.14 to $5.49. As of December 31, 2024 , the significant assumptions included (i) volatility of 86.2% (discounted for lack of marketability), (ii) risk free interest rate range of 4.1% to

4.2%, (iii) strike price ($0.75), (iii) term to PIK Warrant payment date of one to two years, and (vii) expected Company's stock price range to the corresponding PIK Warrant payment date of $0.06 to $3.05.
During the three and six months ended June 30, 2025, the Company recorded a non-cash gain of $4,460 and a non-cash expense of $28,021, respectively, related to the change in the fair value of the Warrants liabilities during the respective period, within other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.
Preferred Stock - PIK Dividends
On December 30, 2024, the Company issued in a private placement 79,000 shares of its 8.00% Series A Convertible Perpetual Preferred Stock (the "Series A Preferred Stock") and warrants to purchase an aggregate of 52,666,669 shares of its common stock (the "Warrants") at an exercise price of $0.75, for gross proceeds of $79,000. In accordance with the Articles of Amendment to the Company's amended and restated articles of incorporation, on each PIK dividend payment date, the stated value of the Series A Preferred Stock shall automatically be increased by the accumulated PIK dividend amount. The PIK dividends were determined to be discretionary and as such, they are measured at fair value as of the date they accumulate. Due to the absence of retained earnings, the adjustment to record the value of the PIK dividends is recorded as a reduction to additional paid-in capital. See Note 10 for further discussion on PIK dividends.
The fair value of the PIK dividend was estimated using significant unobservable inputs (Level 3) by conducting a discounted cash flow analysis. As of June 30, 2025, the significant assumptions include, (i) stock price of $1.42, (ii) term of 30 years, (iii) volatility of 87.1%, (iv) risk free rate of 4.7%, and (v) risky discount rate of 25%. No PIK dividend was required to be accrued as of December 31, 2024.
Accrued PIK dividends of $2,665 are included in Series A Preferred Stock on the accompanying Condensed Balance Sheet as of June 30, 2025.
6. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	June 30, 2025	December 31, 2024
Land and land improvements	$164	$164
Buildings and building improvements	2,629	2,629
Furniture and fixtures	381	364
Equipment	16,749	16,774
Leasehold improvements	4,497	4,478
Breeding stock	72	88
Computer hardware and software	2,275	3,186
Construction and other assets in progress	10,443	9,019
	37,210	36,702
Less: Accumulated depreciation and amortization	(22,515)	(22,871)
Property, plant and equipment, net	$14,695	$13,831
Depreciation expense was $312 and $388 for the three months ended June 30, 2025 and 2024, respectively, and $622 and $768 for the six months ended June 30, 2025 and 2024, respectively.

7. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the six months ended June 30, 2025 were as follows:

Balance at December 31, 2024	$19,139
Impairment	(3,907)
Balances at June 30, 2025	$15,232
The Company had $36,189 and $32,282 of cumulative impairment losses as of June 30, 2025 and December 31, 2024.
The Company completes its annual goodwill impairment test during the fourth quarter of each year, or more frequently if triggering events indicate a possible impairment in one or more of its reporting units. During the second quarter of 2025, the Company lowered its financial expectations related to the Exemplar reporting unit for the remainder of 2025 and into 2026 due to projected delays in the timing of planned product and services rendered to existing and new customers. These factors constituted an interim triggering event as of the end of the Company's second quarter of 2025, and the Company performed an impairment analysis with regard to its goodwill.
The revised projections were used as a key input into Exemplar's reporting unit’s annual goodwill impairment test performed as of June 30, 2025. The impairment charge of $3,907 represented the estimated excess of carrying value over fair value of this reporting unit. The Company estimated the fair value of its reporting unit utilizing a combination of a discounted present value cash flow model as well as a market earnings multiple approach.
Intangible assets consist of the following as of June 30, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$15,912	$(12,094)	$3,818
Intangible assets consist of the following as of December 31, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$15,912	$(11,457)	$4,455
Amortization expense were $318 and $1,208 for the three months ended June 30, 2025 and 2024, respectively, and $637 and $2,423 for the six months ended June 30, 2025 and 2024, respectively.
8. Debt
Line of Credit
Exemplar has a $5,000 revolving line of credit with American State Bank that matures on November 1, 2025. As of June 30, 2025 and December 31, 2024, the line of credit bore interest at a stated rate of 8.00% per annum. As of June 30, 2025 and December 31, 2024, there was no outstanding balance.
9. Income Taxes
The Company computes its year-to-date tax expense or benefit by applying the annual effective tax rate to year-to-date pretax income or loss and adjusts for discrete items recorded in the period. The annual effective tax rate is the ratio of estimated annual income tax expense related to estimated pretax loss from continuing operations, excluding significant unusual or infrequently occurring items. As a result of the pretax losses anticipated for the full year which are not benefited, this rate has been calculated and applied to the year-to-date interim period’s ordinary income or loss on a jurisdiction by jurisdiction basis to determine the income tax expense/benefit allocated to the year-to-date period. The annual effective tax rate is revised, if necessary, at the end of each interim period based on the Company’s most current best estimate. There was $3 of income tax expense for the three and six months ended June 30, 2025, and $1,689 and $1,718 of income tax benefit for the three and six months ended June 30, 2024, respectively. The effective tax rate differs from the U.S. statutory tax rate, primarily as a result of the change in valuation allowance required.
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
Amendment to the Articles of Incorporation - Increase of authorized shares
On July 25, 2025, Precigen filed articles of amendment (the "Authorized Shares Amendment") to its amended and restated articles of incorporation with the SCC, to increase Precigen's authorized shares of common stock to 700,000,000, which was previously approved by Precigen's shareholders on June 26, 2025. The Authorized Shares Amendment became effective following the issuance of a certificate of amendment by the SCC to Precigen on July 28, 2025.
Issuances of Preferred Stock and Warrants
On December 30, 2024, the Company issued 79,000 shares of the Series A Preferred Stock with an initial liquidation preference and stated value of $1,000 per share, together with the Warrants (see Note 5), for gross proceeds of $79,000 and net proceeds of $78,463, after deducting offering expenses, which had not been paid as of June 30, 2025. The aggregate exercise price of the Warrants is approximately $39,500, exercisable for an aggregate of 52,666,669 shares of common stock. The terms of the Series A Preferred Stock are summarized below.
Series A Preferred Stock Rights:
Dividend. Dividends on the Series A Preferred Stock will be paid annually in cash at a rate of 8.00% when, as and if declared by the board of directors of Precigen, except that for the first two years following the issue date of the Series A Preferred Stock, such dividends will be paid in kind in the form of an increase to the stated value and the liquidation preference of the Series A Preferred Stock by the amount of such dividends, together with Warrants to acquire a number of additional shares of common stock equal to 50% of the amount of such dividends divided by the $0.75 exercise price of the Warrants.
Redemption. The Series A Preferred Stock is redeemable, in whole or in part, for cash at Precigen’s option at any time. The redemption price will be equal to the stated value of the Series A Preferred Stock to be redeemed, plus accumulated and unpaid dividends, if any, to, but excluding, the redemption date. If a fundamental change occurs (as defined in Precigen's Amended and Restated Articles of Incorporation), then holders of the Series A Preferred Stock may require Precigen to repurchase their shares of Series A Preferred Stock for cash. The repurchase price will be equal to the stated value of the shares of Series A Preferred Stock to be repurchased, plus accumulated and unpaid dividends, if any, to, but excluding, the repurchase date.
Conversion. The Series A Preferred Stock is convertible into common stock at the option of the holders of the Series A Preferred Stock at any time. The Series A Preferred Stock will also be convertible into common stock at Precigen’s option at any time on or after the third anniversary of the issue date of the Series A Preferred Stock, but only if the closing sale price per share of common stock equals or exceeds $4.00 for a specified period of time and certain other conditions are satisfied. The Series A Preferred Stock was initially convertible into shares of common stock at a conversion rate of 888.8888 shares of common stock per $1,000 of stated value, for an initial conversion price of approximately $1.125 per share. However, if the arithmetic average of the closing sale prices of the common stock over the five trading day period ending on, and including, the last trading day of the fiscal quarter immediately preceding any conversion date exceeds the conversion price otherwise in effect on such conversion date, then the conversion rate for purposes of such conversion will be a number of shares of common stock per $1,000 of stated value equal to $1,000 divided by such arithmetic average. Based upon the arithmetic average of the closing sale prices of the common stock over the five trading day period ending on, and including June 30, 2025, the conversion price was $1.438 per share, which corresponds to a conversion rate of approximately 695.4103 shares of common stock per $1,000 of stated value. The conversion rate is also subject to customary anti-dilution adjustments.
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
The Series A Preferred Stock was initially measured at the amount of total proceeds less any offering costs and proceeds allocated to the Warrants, and is presented as such in our Condensed Consolidated Balance Sheet as of December 31, 2024. As disclosed in Note 5, for the six months ended June 30, 2025, the Company recorded $2,665 for PIK dividends, increasing the value of the Series A Preferred Stock on the Condensed Consolidated Balance Sheet at June 30, 2025 and reducing Additional Paid-In Capital (as the Company does not have retained earnings) in the Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity (Deficit) for the six months ended June 30, 2025. Further, the Company evaluated all embedded features against an equity-like host and concluded none of the embedded features identified within the Series A Preferred Stock require bifurcation as they are either deemed clearly and closely related or not net settleable as a result of a lack of an active market.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of products and services	$6	$(5)	$18	$12
Research and development	463	920	1,021	1,454
Selling, general and administrative	1,169	1,049	3,276	3,079
Total	$1,638	$1,964	$4,315	$4,545
Precigen Equity Incentive Plans
In August 2013, Precigen adopted the 2013 Omnibus Incentive Plan (the "2013 Plan"), for employees and nonemployees which provided for grants of share-based awards, including stock options, RSUs, shares of common stock and other awards, to employees, officers, consultants, advisors, and nonemployee directors. Upon the effectiveness of the Company's 2023 Omnibus Incentive Plan, as amended (the "2023 Plan") in June 2023, no new awards may be granted under the 2013 Plan and any awards granted under the 2013 Plan prior to the effectiveness of the 2023 Plan will remain outstanding under such plan and will continue to vest and/or become exercisable in accordance with their original terms and conditions. As of June 30, 2025, there were 15,477,243 stock options and no RSUs outstanding under the 2013 Plan.
In April 2023, Precigen adopted the 2023 Plan, which became effective upon shareholder approval in June 2023. The 2023 Plan permits the grant of share-based awards, including stock options, restricted stock awards, RSUs, PSUs and other awards, to officers, employees and nonemployees. The 2023 Plan authorizes for issuance pursuant to awards under the 2023 Plan an aggregate of 29,918,137 shares, which included shares remaining available for issuance under the 2013 Plan as of the adoption of the 2023 Plan plus an amendment to increase the number of shares of common stock which may be subject to awards thereunder by 2,000,000 shares, which was approved by Precigen's shareholders at Precigen's annual meeting on July 5, 2024, and subsequent amendment to increase the number of shares by 11,500,000, which was approved by Precigen's board of directors in May 2025 and subsequently approved by its shareholders at Precigen's annual meeting of shareholders held on June 26, 2025. As of June 30, 2025, there were 9,163,562 stock options, 2,594,000 PSUs and 1,699,375 RSUs outstanding under the 2023 Plan and 10,307,743 shares were available for future grants.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers, as amended (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of June 30, 2025, there were 13,100,000 shares authorized for issuance under the 2019 Plan, which included shares remaining available for issuance under the 2019 Plan as of the adoption of the 2019 Plan plus an amendment to increase the number of shares of common stock which may be subject to awards thereunder by 1,100,000, which was approved by Precigen's board of directors in May 2025 and subsequently approved by its shareholders at Precigen's annual meeting of shareholders held on June 26, 2025. As of June 30, 2025, the 2019 Plan had 4,437,701 stock options and 773,311 RSUs outstanding and 1,847,272 shares were available for future grants.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2024	25,924,734	$5.07	7.05
Granted	4,280,403	1.43
Exercised	(194,487)	(1.15)
Forfeited	(303,605)	(1.68)
Expired	(628,539)	(19.03)
Balances at June 30, 2025	29,078,506	4.29	7.17
Exercisable at June 30, 2025	18,271,112	5.99	6.17
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
In January 2025, the Compensation Committee certified the first performance milestone related to the submission to the FDA of the BLA had been achieved, and as such, approximately 1.5 million PSU shares vested during the six months ended June 30, 2025. In the second quarter of 2025, the Compensation Committee approved the grant of 950,000 PSUs under the 2023 Plan to non-executive employees of the Company. The PSUs granted are scheduled to vest one year from grant date, but only if the approval of the BLA by the FDA occurs prior to such date.
RSU and PSU activity was as follows:

	Number of RSUs and PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2024	4,004,057	$1.16	0.55
Granted	6,863,489	1.41
Vested	(5,754,860)	(1.31)
Forfeited	(46,000)	(1.18)
Balances at June 30, 2025	5,066,686	1.34	0.86
With respect to the awards granted in 2024 with two specified milestones, as of the award grant date, the underlying performance milestone relating to the Company's submission of a BLA to the FDA was considered probable of achievement and stock-based compensation expense was recognized during the year ended December 31, 2024 related to this milestone. As of the award grant date, the underlying performance milestone related to the approval of the BLA by the FDA was determined to be not probable of achievement, as such approval is outside of the Company's control. Therefore, no stock-based compensation expense was recognized for the three and six months ended June 30, 2025 and during 2024 related to this milestone.
Precigen uses treasury shares (to the extent available) and authorized and unissued shares to satisfy share award exercises.
12. Operating Leases
The Company leases certain facilities and equipment under operating leases. Leases with a lease term of twelve months or less are considered short-term leases and are not recorded on the balance sheet, and expense for these leases is recognized over the term of the lease. All other leases have remaining terms of less than one year to five years, some of which may include options to extend the lease and some of which may include options to terminate the lease within one year. The Company uses judgment to determine whether it is reasonably possible to extend the lease beyond the initial term or terminate before the initial term ends and the length of the possible extension or early termination. The leases are renewable at the option of the Company and do not contain residual value guarantees, covenants, or other restrictions.
The components of lease costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$415	$609	$831	$1,218
Short-term lease costs	8	22	18	35
Variable lease costs	90	92	180	184
Lease costs	$513	$723	$1,029	$1,437
As of June 30, 2025, maturities of lease liabilities, excluding short-term and variable leases were as follows:

2025	$708
2026	1,572
2027	1,358
2028	1,263
2029	1,295
2030	553
Thereafter	—
Total	$6,749
Present value adjustment	(1,596)
Total	$5,153
Current portion of operating lease liabilities	$930
Long-term portion of operating lease liabilities	4,223
Total	$5,153

Other information related to operating leases was as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	4.40	4.83
Weighted average discount rate	11.54%	11.57%

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$834	$1,144
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	297	572
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
In August 2022, the Company completed the sale of 100% of the issued and outstanding membership interests in its wholly-owned subsidiary, Trans Ova, to Spring Bidco LLC (the “Buyer”), a Delaware limited liability company for $170,000 and up to $10,000 in cash earn-out payments contingent upon the performance of Trans Ova in each of 2022 and 2023, consisting of $5,000 for each year (the “Transaction”). In February 2023, the Buyer notified the Company that Trans Ova did not meet the financial measures required in 2022 in order to require the first $5,000 earn-out payment. In April 2024, the Buyer notified the Company that Trans Ova did not meet the financial measures required in 2023 in order to require the second $5,000 earn-out payment. After an arbitration process regarding this conclusion, it was determined that no payment was due to the Company related to the second $5,000 earn-out payment.
In connection with the sale of Trans Ova, the Company is required to indemnify the Buyer for certain expenses incurred post close (related to covenants and certain additional specified liabilities including certain patent infringement lawsuits), if incurred, in amounts not to exceed $5,750. Such indemnification was recorded as a reduction of the gain on divestiture in the third quarter of 2022. As of June 30, 2025 and December 31, 2024, $3,213 was included in indemnification accruals on the condensed consolidated balance sheets, respectively, related to this indemnification liability. During 2024, the Company paid $1,862 for expenses incurred by the Buyer for the period from July 2023 to December 2023. In addition, during 2023, the Company paid $675 for indemnification claims against this liability for the period from the date of sale to June 2023.
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters may result in adverse judgments, unfavorable settlements, or concessions by the Company, or adverse regulatory action, any of which could harm the Company’s business or operations. Moreover, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2025, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

14. Segments
While the Company has historically generated revenues from multiple sources, including collaboration agreements and products and services associated with animal research models, management is organized around a singular focus which is developing and commercializing product candidates in its core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases. In February 2025, the FDA granted priority review to Company’s BLA for PRGN-2012, with a PDUFA target action date set for August 27, 2025. During the first quarter of 2025, the Company realigned its former two operating segments, Biopharmaceuticals and Exemplar, into one operating segment. This decision was made to streamline operations and enhance focus on core business activities in anticipation of a potential second half of 2025 product launch. The Company implemented this change to better reflect how the Company is managed and its strategic initiative to concentrate resources on its core business line reflects a change in the manner in which the chief operating decision maker (“CODM”), reviews information to assess the Company’s performance and make decisions about resource allocation, in accordance with ASC 280, Segment Reporting. The Company's CODM is its President and Chief Executive Officer ("CEO"). The CODM manages and allocates resources at a consolidated level.
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
The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies as described in Note 2. As of June 30, 2025, substantially all of the Company's long-lived assets were held in the United States and there were no revenues derived in foreign countries for any periods presented. Expenditures for the addition of long-lived assets are reported on the consolidated statements of cash flows as purchases of property and equipment.
Total segment net loss, which equals consolidated net loss per the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues from external customers	$856	$717	$2,197	$1,782
Less:
Salaries, benefits and other payroll expenses, including severance costs	(9,721)	(12,395)	(18,907)	(23,185)
Rent and Utilities	(873)	(1,101)	(1,805)	(2,113)
Unrealized (appreciation) depreciation in fair value of Warrants liabilities	4,460	—	(28,021)	—
Impairment of Goodwill	(3,907)	(1,630)	(3,907)	(1,630)
Impairment of Assets	—	(32,915)	—	(32,915)
Other segment expenses, net	(17,457)	(11,468)	(30,352)	(24,469)
Net loss	$(26,642)	$(58,792)	$(80,795)	$(82,530)
Other segment expenses, net in the table above includes external R&D costs including laboratory supplies, third-party commercialization and manufacturing costs, cost of sales, consultant costs, legal and professional fees, insurance, and certain other overhead expenses.
For the three months ended June 30, 2025 and 2024, 76.9% and 74.8%, respectively, of total consolidated revenue was attributable to four customers. For the six months ended June 30, 2025 and 2024, 50.5% and 65.5%, respectively, of total consolidated revenue was attributed to three customers in 2025 and four customers in 2024.

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
We believe that our array of technology platforms uniquely positions us among other biotechnology companies to advance precision medicine. Precision medicine is the practice of therapeutic product development that takes into account specific genetic variations within populations impacted by a disease to design targeted therapies to improve outcomes for a disease or patient population. Our proprietary and complementary technology platforms provide a strong foundation to realize the core promise of precision medicine by supporting our efforts to construct powerful gene programs to drive efficacy, deliver these programs through viral, non-viral, and microbe-based approaches to drive lower costs, and control gene expression to drive safety. Our therapeutic platforms, including UltraCAR-T, AdenoVerse immunotherapy, and ActoBiotics, are designed to allow us to precisely control the level and physiological location of gene expression and modify biological molecules to control the function and output of living cells to treat underlying disease conditions. We have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies. UltraPorator has received Food and Drug Administration ("FDA") clearance for manufacturing UltraCAR-T cells in clinical trials, and we have dosed patients with UltraCAR-T cells manufactured with UltraPorator in our clinical trials.
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
In August 2024, we announced the strategic prioritization of our pipeline to focus on development of our lead program, PRGN-2012. We have minimized UltraCAR-T spending and plan to focus on strategic partnerships to further advance UltraCAR-T programs. As part of this restructuring, we paused enrollment in PRGN-3005 and PRGN-3007 UltraCAR-T clinical trials. In addition, we plan to continue PRGN-2009 Phase 2 clinical trials under a cooperative research and development agreement ("CRADA") with the National Cancer Institute ("NCI") in recurrent/metastatic cervical cancer and in newly diagnosed HPV-associated oropharyngeal cancer. We have reduced our focus on preclinical programs, while continuing select projects that we believe could provide further near-term validation of our technology platforms.
These strategic changes were designed to enable us to focus on the pre-commercialization efforts for PRGN-2012, including supporting regulatory approval, conducting the confirmatory clinical trial, and manufacturing of commercial product. Additionally, we have continued commercial readiness efforts for a potential launch. We have completed submission of a Biologics License Application ("BLA") for PRGN-2012 for the treatment of adults with Recurrent Respiratory Papillomatosis ("RRP") and the FDA has granted priority review with a Prescription Drug User Fee Act ("PDUFA") target action date set for August 27, 2025.

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
PRGN-2012 is an investigational AdenoVerse immunotherapy with optimized antigen design that uses our gorilla adenovector technology, part of our proprietary AdenoVerse platform, to elicit immune responses directed against cells infected with HPV6 and HPV11. We have completed the Phase 1/2 pivotal clinical trial of PRGN-2012 in adults with RRP. The Phase 1/2 pivotal study met the primary safety and efficacy endpoints. The confirmatory clinical trial of PRGN-2012 is enrolling patients. PRGN-2012 has been granted Breakthrough Therapy Designation and Orphan Drug designation for the treatment of RRP by the FDA. PRGN-2012 has received Orphan Drug Designation for the Treatment of RRP from the European Commission as well. We have completed the submission of, and received priority review for Precigen's BLA for PRGN-2012, which is intended for treating adults with RRP. The PDUFA target action date is set for August 27, 2025.
PRGN-2009 is an investigational AdenoVerse immuno-therapy designed to activate the immune system to recognize and target human papillomavirus-positive, or HPV+, solid tumors. PRGN-2009 leverages our UltraVector and AdenoVerse platforms to optimize HPV type 16 ("HPV 16") and HPV type 18 ("HPV 18"), antigen designed for delivery via a proprietary gorilla adenovector with a large genetic payload capacity and the ability for repeat administrations. Guided by our bioinformatics analysis and in silico protein engineering, PRGN-2009 encodes for a novel, multi-epitope antigen design to target HPV16 and HPV18 infected cells and potentially differentiates from the competition. We have completed a Phase 1 clinical trial of PRGN-2009 as a monotherapy or in combination with bintrafusp alfa, or M7824, an investigational bifunctional fusion protein, for patients with HPV-associated cancers in collaboration with the NCI, pursuant to a CRADA. PRGN-2009 is being evaluated in two Phase 2 clinical trials in combination with anti-PD1 monoclonal antibody, pembrolizumab, for patients with HPV-associated cancers in collaboration with NCI pursuant to a CRADA. In addition, a Phase 2 randomized-controlled clinical trial of PRGN-2009 in combination with pembrolizumab to treat patients with recurrent or metastatic cervical cancer is ongoing pursuant to a CRADA. As part of the strategic prioritization of our pipeline announced in August 2024, we plan to enroll patients in the PRGN-2009 clinical trials only at NCI under a CRADA.
Through our UltraCAR-T therapeutics platform, we are able to precision-engineer UltraCAR-T cells to produce a homogeneous cell product that simultaneously expresses antigen-specific chimeric antigen receptor, or CAR, kill switch, and our proprietary membrane-bound interleukin-15, or mbIL15, genes in any genetically modified UltraCAR-T cell. Our decentralized and rapid proprietary manufacturing process allows us to manufacture UltraCAR-T cells overnight at a medical center's current good manufacturing practices facility, or cGMP, and reinfuse the patient the following day after gene transfer. This process improves upon current approaches to CAR-T manufacturing, which require extensive ex vivo expansion following viral vector transduction to achieve clinically relevant cell numbers that we believe can result in the exhaustion of CAR-T cells prior to their administration, limiting their potential for persistence in patients. We have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies. The UltraPorator system includes proprietary hardware and software solutions and potentially represents a major advancements over current electroporation devices by significantly reducing the processing time and contamination risk. UltraPorator is intended to be a viable scale-up and commercialization solution for decentralized UltraCAR-T manufacturing.
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
PRGN-3007 is an investigational autologous CAR-T therapy that utilizes the next generation UltraCAR-T platform to express a CAR which targets ROR1, mbIL15, a kill switch, and a novel mechanism for the intrinsic blockade of the programmed death 1, or PD-1, gene expression. PRGN-3007 is in a Phase 1/1b clinical trial for patients with advanced receptor tyrosine kinase-like orphan receptor 1-positive, or ROR1+, hematological (Arm 1) and solid tumors (Arm 2). The target patient population for Arm 1 includes relapsed or refractory CLL, relapsed or refractory MCL, relapsed or refractory B-ALL, and relapsed or refractory DLBCL. The target patient population for Arm 2 includes locally advanced unresectable or metastatic histologically confirmed TNBC. The trial is designed to enroll in two parts: an initial 3+3 dose escalation in each arm followed by a dose expansion at the maximum tolerated dose. As part of the strategic prioritization of our pipeline announced in August 2024, we have paused enrollment in the Phase 1 clinical trial of PRGN-3007.
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
As we continue our efforts to focus our business and generate additional capital, we may be willing to enter into transactions involving our operating segment or one or more of our reporting units for which we have goodwill and intangible assets. These efforts could result in us identifying impairment indicators or recording impairment charges in future periods. In addition, market changes and changes in judgements, assumptions, and estimates that we have made in assessing the fair value of goodwill could cause us to consider some portion or all of certain assets to become impaired.

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
•facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs; and
•other manufacturing costs related to the manufacture of drug products that have not yet been approved by the FDA.
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
Results of operations
Comparison of the three months ended June 30, 2025 and the three months ended June 30, 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2025	2024

Product revenues	$41	$31	$10	32.3%
Service revenues	781	673	108	16.0%
Other revenues	34	13	21	161.5%
Total revenues	856	717	139	19.4%
Operating expenses
Cost of product and services	1,092	1,014	78	7.7%
Research and development	11,488	15,693	(4,205)	(26.8)%
Selling, general and administrative	16,133	10,306	5,827	56.5%
Impairment of goodwill	3,907	1,630	2,277	139.7%
Impairment of other noncurrent assets	—	32,915	(32,915)	(100.0)%
Total operating expenses	32,620	61,558	(28,938)	(47.0)%
Operating loss	(31,764)	(60,841)	29,077	(47.8)%
Total other income (expense), net	5,125	360	4,765	>200%
Loss before income taxes	(26,639)	(60,481)	33,842	(56.0)%
Income tax (expense) benefit	(3)	1,689	(1,692)	(100.2)%
Net loss	$(26,642)	$(58,792)	$32,150	(54.7)%

Product, service and other revenues
Product, service and other revenues increased $0.1 million, or 19%, compared to the three months ended June 30, 2024. This increase was primarily related to increased volume of products sold and services rendered at Exemplar.
Cost of product and services
Cost of product and services slightly increased, primarily as a result of higher revenues at Exemplar.
Research and development expenses
Research and development expenses decreased by $4.2 million, or 27%, compared to the three months ended June 30, 2024. The decrease was primarily due to a $3.8 million decrease in costs associated with ActoBio, including depreciation, amortization, personnel and other research and development costs after the Company closed ActoBio operations in late 2024. Additionally, there was a decrease of $0.5 million incurred at contract research organizations as a result of the Company's asset prioritization announced in the third quarter of 2024.
Selling, general and administrative expenses
SG&A expenses increased by $5.8 million, or 57%, compared to the three months ended June 30, 2024. This increase was primarily associated with PRGN-2012 commercial readiness. This increase was partially offset by a reduction in costs associated with ActoBio, legal fees, insurance rates and license and patent fees compared to the prior year period.
Impairment of Goodwill and other noncurrent assets
In the second quarter of 2025, we recorded $3.9 million in impairment related to our Exemplar reporting unit. Additionally, in conjunction with the suspension of ActoBio’s operations, we recorded $34.5 million of impairment charges related to goodwill and long-lived assets in the second quarter of 2024.
Total other income (expense), net
Total other income (expense) increased $4.8 million, compared to the three months ended June 30, 2024. This change was primarily driven by $4.5 million decrease in the fair value of warrant liabilities, which was influenced by a decrease in the stock price of Precigen common stock compared to the first quarter of 2025 and to a lesser extent, a decrease in the liability to account for the additional warrants that will be issued as part of the paid-in-kind dividends related to the Company's Series A Preferred Stock,which was also influenced by a decrease in the stock price of Precigen common stock compared to the first quarter of 2025. Additionally, interest income rose by $0.4 million resulting from increased investment balances.

Comparison of the six months ended June 30, 2025 and the six months ended June 30, 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six months ended June 30,		Dollar Change	Percent Change
	2025	2024

Product revenues	$244	$169	$75	44.4%
Service revenues	1,896	1,592	304	19.1%
Other revenues	57	21	36	171.4%
Total revenues	2,197	1,782	415	23.3%
Operating expenses
Cost of product and services	2,192	2,089	103	4.9%
Research and development	21,966	29,942	(7,976)	(26.6)%
Selling, general and administrative	28,492	20,457	8,035	39.3%
Impairment of goodwill	3,907	1,630	2,277	139.7%
Impairment of other noncurrent assets	—	32,915	(32,915)	(100.0)%
Total operating expenses	56,557	87,033	(30,476)	(35.0)%
Operating loss	(54,360)	(85,251)	30,891	(36.2)%
Total other income (expense), net	(26,432)	1,003	(27,435)	>(200)%
Loss before income taxes	(80,792)	(84,248)	3,456	(4.1)%
Income tax (expense) benefit	(3)	1,718	(1,721)	(100.2)%
Net loss	$(80,795)	$(82,530)	$1,735	(2.1)%
Product and service revenues
Product and service revenues increased by $0.4 million, or 22%, compared to the six months ended June 30, 2024. This increase was primarily related to increased volume of products sold and services rendered at Exemplar.
Cost of product and services
Cost of product and service increased primarily as a result of higher revenues at Exemplar.
Research and development expenses
Research and development expenses decreased by $8.0 million, or (27)%, compared to the six months ended June 30, 2024. The decrease was primarily due to a $5.6 million decrease in costs associated with ActoBio, including depreciation, amortization, personnel and other research and development costs after the Company closed ActoBio operations in late 2024. Additionally, there was a decrease of $1.5 million at contract research organizations and a $1 million reduction in personnel expenses due to the Company's asset prioritization announced in the third quarter of 2024.
Selling, general and administrative expenses
SG&A expenses increased by $8.0 million, or 39%, compared to the six months ended June 30, 2024. This increase was primarily associated with PRGN-2012 commercial readiness. This increase was partially offset by a reduction in costs associated with ActoBio, legal fees, insurance rates and license and patent fees compared to the prior year period.
Impairment of Goodwill and other noncurrent assets
In the second quarter of 2025, we recorded $3.9 million in impairment related to our Exemplar reporting unit. In conjunction with the suspension of ActoBio’s operations, we recorded $34.5 million of impairment charges related to goodwill and long-lived assets in the second quarter of 2024.

Total other income (expense), net
Total other income (expense), net changed from income of $1.0 million in the six months ended June 30, 2024 to expense of $26.4 million in the six months ended June 30, 2025. This change was primarily driven by the recording of a $28.0 million increase in the fair value of warrant liabilities, which was influenced by an increase in the stock price of Precigen common stock compared to the end of 2024 and, to a lesser extent, an increase in the liability to account for the additional warrants that will be issued as part of the paid-in-kind dividends related to the Company's Series A Preferred Stock, which was also influenced by an increase in the stock price of Precigen common stock since December 31, 2024.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from continuing operations since our inception, and as of June 30, 2025, we had an accumulated deficit of $2.2 billion. From our inception through June 30, 2025, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers. As of June 30, 2025, we had cash and cash equivalents of $13.8 million and investments of $46.0 million. Cash in excess of immediate requirements is typically invested primarily in money market funds, certificate of deposits and U.S. government debt securities in order to maintain liquidity and preserve capital.
In August 2024, we closed a public offering of 39,878,939 shares of our common stock, resulting in net proceeds to us of $30.9 million, after deducting underwriting discounts, fees, and an estimate of other offering expenses.
In December 2024, we issued 79,000 shares of 8.00% Series A Convertible Perpetual Preferred Stock with an initial liquidation preference and stated value of $1,000 per share, together with warrants to purchase 52,666,669 shares of common stock for net proceeds of approximately $78,463, after deducting offering expenses.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(35,302)	$(37,197)
Investing activities	21,985	39,000
Financing activities	(2,445)	52
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5	(95)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(15,757)	$1,760
Cash flows from operating activities:
During the six months ended June 30, 2025, our net loss was $80.8 million, which includes the following significant noncash expenses and benefits totaling $36.8 million: (i) $28.0 million of unrealized appreciation in the fair value of warrant liabilities, (ii) $3.9 million impairment of goodwill, (iii) $4.3 million of stock-based compensation expense, (iv) $1.3 million of depreciation and amortization expense, and (v) $0.5 million of shares issued as payment for services, partially offset by non-cash benefits of $1.2 million due to amortization of discounts on investments. In addition, changes in operating assets and liabilities provided $8.6 million of cash for operating activities.
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

Cash flows from investing activities:
During the six months ended June 30, 2025, we received $23.6 million of investments, from sales and maturities, net of purchases, and purchased $1.6 million of property, plant and equipment, primarily related to the build-out of our manufacturing facility.
During the six months ended June 30, 2024, we received $45.7 million of investments, from sales and maturities, net of purchases, and purchased $6.7 million of property, plant and equipment, primarily related to the build-out of our manufacturing facility.
Cash flows from financing activities:
During the six months ended June 30, 2025, we paid $0.4 million in issuance costs related to a prior year equity issuance, $0.5 million related to the prior year preferred stock issuance costs, and $1.8 million to taxing authorities related to vesting of equity awards, and received $0.2 million from the exercise of stock options.
During the six months ended June 30, 2024, we received $0.1 million of proceeds from stock option exercises.
Future capital requirements
Our future capital requirements will depend on many factors, including:
•progress in our research and development programs, as well as the magnitude and speed of development of these programs;
•capital expenditures to building out our manufacturing capabilities, including the potential manufacturing of other product candidates;
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
Our consolidated financial statements as of June 30, 2025 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
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

Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of June 30, 2025 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$6,749	$1,494	$2,775	$2,479	$—
Total	$6,749	$1,494	$2,775	$2,479	$—
In addition to the obligations in the table above, as of June 30, 2025, we are party to license agreements with various third parties that contain future milestones and royalty payment obligations related to development milestones and/or commercial sales of products that incorporate or use their technologies. Because these agreements are generally subject to termination by us or are dependent on certain condition precedents within our control, no amounts are included in the tables above. As of June 30, 2025, we also had research and development commitments with third parties totaling $4.6 million that had not yet been incurred.
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
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $59.8 million and $97.9 million as of June 30, 2025 and December 31, 2024, respectively. Our cash and cash equivalents and short-term investments consist of cash, money market funds, U.S. government debt securities, certificates of deposit, and corporate bonds. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our cash and cash equivalents and short-term and long-term investments may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
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
There has been no change in our internal control over financial reporting during the three months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2025, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults on Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation

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

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity (Deficit) for the three and six months ended June 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).
**    Furnished herewith.
†    Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precigen, Inc.
(Registrant)

Date: August 12, 2025	By:	/s/ HARRY THOMASIAN JR.
Harry Thomasian Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)