Form 10-Q
period 2025-09-30
PRECIGEN, INC.
filed 2025-11-13
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2025, 353,824,499 shares of common stock, no par value per share, were issued and outstanding.

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

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report, including statements regarding our strategy; future events, including their outcome or timing; future operations; future financial position; future revenue; projected costs; prospects; plans; objectives of management; and expected market growth, are forward-looking statements. The words "aim", "anticipate", "assume", "believe", "continue", "could", "due", "estimate", "expect", "intend", "may", "objective", "plan", "positioned", "potential", "predict", "project", "seek", "should", "target", "will", "would", and the negatives of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements may relate to, among other things: (i) the timeliness of regulatory approvals; (ii) our strategy and overall approach to our business model, our efforts to realign our business, and our ability to exercise more control and ownership over the development process and commercialization path; (iii) our ability to successfully enter new markets or develop additional product candidates, including the expected timing and results of investigational studies and preclinical and clinical trials, whether with our collaborators or independently; (iv) our ability to consistently manufacture our product candidates or, our products, if approved, on a timely basis or to establish agreements with third-party manufacturers; (v) our ability to successfully enter into optimal strategic relationships directly or with our subsidiaries and operating companies that we may form in the future; (vi) actual or anticipated variations in our operating results; (vii) actual or anticipated fluctuations in competitors' or collaborators' operating results or changes in their respective growth rates; (viii) our cash position and our indebtedness; (ix) market conditions in our industry; (x) our expectations regarding the size of the patient populations amenable to treatment with our product candidates; (xi) the volatility of our stock price; (xii) the ability, and the ability of our collaborators, to protect our intellectual property and other proprietary rights and technologies; (xiii) outcomes of pending and future litigation; (xiv) the rate and degree of market acceptance of any products developed by us, our subsidiaries, or our potential collaborators, and competition from existing technologies and products or new technologies and products that may emerge; (xv) our ability to retain and recruit key personnel; (xvi) expectations related to the use of proceeds from public offerings and other financing efforts; and (xvii) estimates regarding expenses, future revenue, capital requirements, and needs for additional financing.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$14,322	$29,517
Short-term investments	106,813	68,393
Receivables
Trade, less allowance for credit losses of $0 as of both September 30, 2025 and December 31, 2024	580	926
Other	520	237
Inventory	3,059	—
Prepaid expenses	4,303	3,341
Total current assets	129,597	102,414
Long-term investments	2,508	—
Property, plant and equipment, net	14,813	13,831
Intangible assets, net	3,500	4,455
Goodwill	15,232	19,139
Right-of-use assets	4,861	5,056
Other assets	753	371
Total assets	$171,264	$145,266
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2025	December 31, 2024
Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$6,262	$3,531
Accrued compensation and benefits	10,167	8,417
Other accrued liabilities	10,824	4,812
Indemnification accruals	3,213	3,213
Deferred revenue	480	589
Current portion of lease liabilities	1,123	956
Total current liabilities	32,069	21,518
Long-term debt	92,890	—
Deferred revenue, net of current portion	95	1,934
Lease liabilities, net of current portion	4,179	4,546
Warrant liabilities	—	50,537
Other long-term liabilities	163	—
Total liabilities	129,396	78,535
Commitments and contingencies (Note 14)
Mezzanine equity
Series A Preferred Stock, no par value, 81,000 shares authorized as of September 30, 2025 and December 31, 2024; zero and 79,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (aggregate liquidation preference of zero as of September 30, 2025 and $79,000 as of December 31, 2024).	—	28,218
Shareholders' equity
Common stock, no par value, 700,000,000 shares authorized as of September 30, 2025 and 400,000,000 shares authorized as of December 31, 2024; 353,810,556 shares and 292,869,097 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	2,359,689	2,129,207
Accumulated deficit	(2,317,845)	(2,090,706)
Accumulated other comprehensive income	24	12
Total shareholders' equity	41,868	38,513
Total liabilities, mezzanine equity and shareholders' equity	$171,264	$145,266
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Collaboration and licensing revenue	$1,818	$—	$1,818	$—
Product revenues	162	66	406	235
Service revenues	942	886	2,838	2,478
Other revenues	—	1	57	22
Total revenues	2,922	953	5,119	2,735
Operating Expenses
Cost of products and services	1,035	1,009	3,227	3,098
Research and development	12,377	11,370	34,343	41,312
Selling, general and administrative	23,991	9,836	52,483	30,293
Impairment of goodwill	—	—	3,907	1,630
Impairment of other noncurrent assets	—	—	—	32,915
Total operating expenses	37,403	22,215	93,960	109,248
Operating loss	(34,481)	(21,262)	(88,841)	(106,513)
Other Income (Expense), Net
Change in fair value of warrant liabilities	(111,502)	—	(139,523)	—
Interest expense	(902)	(2)	(903)	(6)
Interest income	534	283	2,148	1,210
Other (expense) income, net	7	(2,985)	(17)	(2,905)
Total other expense, net	(111,863)	(2,704)	(138,295)	(1,701)
Loss before income taxes	(146,344)	(23,966)	(227,136)	(108,214)
Income tax (expense) benefit	—	(12)	(3)	1,706
Net loss	$(146,344)	$(23,978)	$(227,139)	$(106,508)
Deemed dividend on preferred stock	(179,000)	—	(179,000)	—
Net loss attributable to common shareholders	$(325,344)	$(23,978)	$(406,139)	$(106,508)
Net loss per share attributable to common shareholders
Net loss per share attributable to common shareholders, basic and diluted	$(1.06)	$(0.09)	$(1.36)	$(0.41)
Weighted average shares outstanding, basic and diluted	307,170,490	275,881,170	299,210,344	259,254,775
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Net loss	$(146,344)	$(23,978)	$(227,139)	$(106,508)
Other comprehensive loss:
Unrealized gain on investments	13	29	12	44
Loss on foreign currency translation adjustments	—	(22)	—	(999)
Reclassification of cumulative foreign currency translation adjustments to other income, net	—	2,915	—	2,915
Comprehensive loss	$(146,331)	$(21,056)	$(227,127)	$(104,548)
Deemed dividend on preferred stock	(179,000)	—	(179,000)	—
Comprehensive loss attributable to common shareholders	$(325,331)	$(21,056)	$(406,127)	$(104,548)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity (Unaudited)

	Mezzanine Equity		Shareholders' Equity
(Amounts in thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances at June 30, 2025	79,000	$30,883	297,846,160	$—	$2,134,711	$11	$(2,171,501)	$(36,779)
Stock-based compensation	—	—	—	—	4,499	—	—	4,499
Shares issued upon vesting of restricted stock units, performance stock units and for exercises of stock options	—	—	1,026,985	—	840	—	—	840
Vested Performance stock units paid in cash	—	—	—	—	(1,304)	—	—	(1,304)
Net loss	—	—	—	—	—	—	(146,344)	(146,344)
Preferred stock deemed dividend upon conversion	—	179,000	—	—	(179,000)	—	—	(179,000)
Preferred stock conversion to common stock	(79,000)	(209,883)	54,937,411	—	209,883	—	—	209,883
Warrant liability reclassified to permanent equity	—	—	—	—	190,060	—	—	190,060
Other comprehensive income	—	—	—	—	—	13	—	13
Balances at September 30, 2025	—	$—	353,810,556	$—	$2,359,689	$24	$(2,317,845)	$41,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity
(Unaudited)

	Mezzanine Equity		Shareholders' Equity
(Amounts in thousands, except share data)	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2024	—	$—	252,656,151	$—	3,742,376	$—	$2,093,080	$(2,909)	$(2,047,001)	$43,170
Stock-based compensation	—	—	—	—	—	—	2,061	—	—	2,061
Shares issued upon vesting of restricted stock units and for exercises of stock options	—	—	316,402	—	(316,402)	—	294	—	—	294
Shares issued as payment for services	—	—	17,605	—	(17,605)	—	25	—	—	25
Shares issued in public offerings, net of issuance costs			39,878,939	—	(3,408,369)	—	30,882	—	—	30,882
Net loss	—	—	—	—	—	—	—	—	(23,978)	(23,978)
Release of cumulative translation adjustments to other income (expense), net			—	—	—	—	—	2,915	—	2,915
Other comprehensive income	—	—	—	—	—	—	—	7	—	7
Balances at September 30, 2024	—	$—	292,869,097	$—	—	$—	$2,126,342	$13	$(2,070,979)	$55,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity
(Unaudited)

	Mezzanine Equity		Shareholders' Equity
(Amounts in thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	79,000	$28,218	292,869,097	$—	$2,129,207	$12	$(2,090,706)	$38,513
Stock-based compensation	—	—	—	—	8,814	—	—	8,814
Shares issued upon vesting of restricted stock units, performance stock units and for exercises of stock options	—	—	3,409,769	—	1,063	—	—	1,063
Shares issued for accrued compensation	—	—	3,566,563	—	4,880	—	—	4,880
Shares issued as payment for services	—	—	302,582	—	527	—	—	527
Repurchase of shares to satisfy tax withholding	—	—	(1,274,866)	—	(1,776)	—	—	(1,776)
Vested Performance stock units paid in cash	—	—	—	—	(1,304)	—	—	(1,304)
Net loss	—	—	—	—	—	—	(227,139)	(227,139)
Preferred stock deemed dividend upon conversion	—	179,000	—	—	(179,000)	—	—	(179,000)
Preferred stock conversion to common stock	(79,000)	(209,883)	54,937,411	—	209,883	—	—	209,883
Warrant liability reclassified to permanent equity	—	—	—	—	190,060	—	—	190,060
Other	—	2,665	—	—	(2,665)	—	—	(2,665)
Other comprehensive income	—	—	—	—	—	12	—	12
Balances at September 30, 2025	—	$—	353,810,556	$—	$2,359,689	$24	$(2,317,845)	$41,868
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity
(Unaudited)

	Mezzanine Equity			Shareholders' Equity
(Amounts in thousands, except share data)	Preferred Stock			Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount		Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	$—		248,919,096	$—	7,479,431	$—	$2,084,916	$(1,947)	$(1,964,471)	$118,498
Stock-based compensation	—	—		—	—	—	—	6,606	—	—	6,606
Shares issued upon vesting of restricted stock units and for exercises of stock options	—	—		1,514,394	—	(1,514,394)	—	346	—	—	346
Shares issued for accrued compensation	—	—		2,170,885	—	(2,170,885)	—	3,039	—	—	3,039
Shares issued as payment for services	—	—		385,783	—	(385,783)	—	553	—	—	553
Shares issued in public offerings, net of issuance costs	—	—		39,878,939	—	(3,408,369)	—	30,882	—	—	30,882
Net loss	—	—		—	—	—	—	—	—	(106,508)	(106,508)
Release of cumulative translation adjustments to other income (expense), net	—	—		—	—	—	—	—	2,915	—	2,915
Other comprehensive loss	—	—		—	—	—	—	—	(955)	—	(955)
Balances at September 30, 2024	—	$—	—	292,869,097	$—	—	$—	$2,126,342	$13	$(2,070,979)	$55,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(227,139)	$(106,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,062	3,865
Loss (Gain) on disposals of assets, net	14	(2)
Impairment of goodwill	3,907	1,630
Impairment of other noncurrent assets	—	32,915
Loss on reclassification of cumulative foreign currency translation adjustments	—	2,915
Change in fair value of warrant liabilities	139,523	—
Amortization of discounts on investments, net	(1,492)	(732)
Stock-based compensation expense	8,703	6,606
Shares issued as payment for services	527	553
Accretion of debt discount and amortization of deferred financing costs	72	—
Deferred income taxes	—	(1,706)
Changes in operating assets and liabilities:
Receivables:
Trade	346	423
Other	(283)	431
Inventory	(2,948)	—
Prepaid expenses	(962)	(836)
Other assets	(382)	73
Accounts payable	2,232	2,337
Accrued compensation and benefits	6,629	1,338
Other accrued liabilities	6,610	(1,422)
Deferred revenue	(1,948)	112
Lease liabilities	(5)	(60)
Settlement and indemnification accruals	—	(1,862)
Other long-term liabilities	163	—
Net cash used in operating activities	(64,371)	(59,930)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2025	2024
Cash flows from investing activities
Purchases of investments	$(184,146)	$(74,845)
Sales and maturities of investments	144,722	126,994
Purchases of property, plant and equipment	(1,977)	(7,556)
Proceeds from sale of assets	—	60
Net cash (used in) provided by investing activities	(41,401)	44,653
Cash flows from financing activities
(Payments) Proceeds from issuance of common stock, net of issuance costs	(355)	31,833
Proceeds from long-term debt, net of issuance costs	93,472	—
Payments to taxing authorities in connection with shares directly withheld from employees	(1,776)	—
Proceeds from stock option exercises	1,062	346
Cash Payment for performance stock units	(1,304)	—
Payment of issuance costs related to Series A Preferred Stock	(537)	—
Net cash provided by financing activities	90,562	32,179
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	15	(25)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(15,195)	16,877
Cash, cash equivalents, and restricted cash
Beginning of period	29,517	7,848
End of period	$14,322	$24,725
Supplemental disclosure of cash flow information
Cash paid for interest	$830	$7
Cash paid for income taxes	3	4
Significant noncash activities
Accrued compensation paid in equity awards	$3,578	$3,039
Purchases of property and equipment included in accounts payable and other accrued liabilities	468	733
Settlement of warrants to equity	190,060	—
Conversion of preferred stock to common stock	209,883	—
Debt issuance costs included in accounts payable and other accrued liabilities	654	951
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except share and per share data)
1. Organization
Precigen, Inc. ("Precigen"), a Virginia corporation, is a biopharmaceutical company advancing the next generation of gene and cell therapies with the overall goal of improving outcomes for patients with significant unmet medical needs. Precigen is leveraging its proprietary technology platforms to develop product candidates designed to target urgent and intractable diseases in its core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases. Precigen’s primary operations are located in the state of Maryland. In August 2025, Precigen announced that Papzimeos™ (Zopapogene Imadenovec), an adenoverse gene therapy, had received full approval by the U.S. Food and Drug Administration ("FDA") for the treatment of adults with recurrent respiratory Papillomatosis ("RRP"), and a confirmatory clinical trial is not required. Papzimeos is the first immunotherapy approved for the treatment of RRP. Papzimeos has also received Orphan Drug designation from the European Commission. The FDA approval of Papzimeos transitions Precigen from a development-stage to a commercial-stage company.
Precigen also has one wholly-owned operating subsidiary, Exemplar Genetics, LLC ("Exemplar"). Exemplar is committed to enabling the study of life-threatening human diseases through the development of MiniSwine Yucatan miniature pig research models and services. Exemplar's primary operations are located in the State of Iowa.
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
In addition to the actions taken at ActoBio, in August 2024 the Company also began undertaking a strategic prioritization of its clinical portfolio and streamlining of its resources, including a reduction of over 20% of its workforce, to focus on potential commercialization of Papzimeos. These strategic changes were designed to reduce required resources for non-priority programs and enable the Company to focus on pre-commercialization efforts for PRGN-2012 (now Papzimeos), including supporting the submission of a rolling BLA under an accelerated approval pathway which was filed in the fourth quarter of 2024 and manufacturing commercial product. Additionally, the Company has continued commercial readiness efforts for the launch of Papzimeos.
Precigen and its consolidated subsidiaries are hereinafter referred to as the "Company." As discussed in Note 15, the Company now operates as one segment.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of September 30, 2025 and results of operations and cash flows for the interim periods ended September 30, 2025 and 2024. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
The accompanying condensed consolidated financial statements reflect the operations of Precigen and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Liquidity
As of September 30, 2025, the Company had $123,643 in cash, cash equivalents and investments, which includes proceeds from the non-dilutive financing agreement entered into in the third quarter of 2025 (see Note 9).
Management believes that existing liquid assets as of September 30, 2025 will allow the Company to continue its operations for at least a year from the issuance date of these condensed consolidated financial statements. During the nine months ended September 30, 2025, the Company used $64,371 of cash in its operations, and as of September 30, 2025, had an accumulated deficit of $2,317,845.
As the Company continues to incur losses, its transition to profitability will depend on the successful commercialization of product candidates and on the achievement of sufficient revenues to support the Company's cost structure. In addition, the Company may decide, or be required, to raise additional capital. This additional capital could be raised through a combination of non-dilutive financings (including debt financings, collaborations, strategic alliances, monetization of core and non-core assets, marketing, distribution or licensing arrangements, and/or dilutive financings including equity and/or debt financings which may include an equity component). Also, any collaborations, strategic alliances, monetization of assets or marketing, distribution or licensing arrangement may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights.
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Risks and Uncertainties
The Company is subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of therapeutic product candidates. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies, market acceptance and third-party payor coverage for our products, development of sales channels; and the technical risks associated with the successful research, development and clinical and commercial manufacturing of its therapeutic product candidates.
Research and Development
The Company considers that regulatory requirements inherent in the research and development of new products preclude it from capitalizing such costs. Research and development expenses include salaries and related costs of research and development personnel, including stock-based compensation expense, costs to acquire or reacquire technology rights, contract research organizations and consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Manufacturing costs related to products that do not have regulatory approval are also included as research and development costs. Lastly, costs incurred in conjunction with collaboration and licensing arrangements are included in research and development. Indirect research and development costs include depreciation, amortization, and other indirect overhead expenses. The Company has research and development arrangements with third parties that include upfront and milestone payments. As of September 30, 2025 and December 31, 2024, the Company had research and development commitments with third parties that had not yet been incurred totaling $6,449 and $5,885, respectively. The commitments are generally cancellable by the Company by providing written notice at least sixty days before the desire termination date.
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
Investments
As of September 30, 2025 and December 31, 2024, short-term and long-term investments include corporate bonds, United States government debt and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date.
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
Inventory
The Company began capitalizing inventory in the third quarter of 2025 once regulatory approval of Papzimeos was received. Prior to this point, all related costs were expensed as incurred and classified as research and development expenses. Inventories include the cost for materials, third-party contract manufacturing and packaging services, and overhead associated with manufacturing. Inventory is stated at the lower of cost or net realizable value, and is determined using the first-in, first-out method.
The Company evaluates inventory recoverability at each reporting period and adjusts net realizable value for excess, slow-moving, or obsolete inventory. If the net realizable value is lower than cost, the inventory is written down accordingly, and the resulting impairment charge is recognized as a component of cost of goods sold.
Inventory used for clinical development purposes is expensed to research and development expense when consumed. Shipping and handling costs for product shipments to customers are recorded as incurred in cost of products sold.

Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net loss per share calculation, shares to be issued pursuant to stock options, restricted stock units ("RSUs"), performance stock units ("PSUs") and warrants (see Note 11) are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive, and therefore, basic and diluted net loss per share were the same for all periods presented.
The following potentially dilutive securities as of September 30, 2025 and 2024 have been excluded from the above computations of diluted weighted average shares outstanding for the three and nine months then ended as they would have been anti-dilutive:

	September 30,
	2025	2024
Options	28,252,048	26,857,820
Restricted stock units	2,342,426	3,804,057
Performance stock units	1,030,000	—
Warrants	52,666,669	—
Total	84,291,143	30,661,877
Long-term debt
The Company's term loans are initially recognized at fair value, net of any directly attributable transaction costs. Subsequent to initial recognition, debt is measured at amortized cost using the effective interest method, unless designated at fair value through profit or loss. Interest expense is recognized in the Condensed Consolidated Statements of Operations using the effective interest rate, which allocates interest over the relevant period.
The Company evaluates the classification of debt instruments based on their contractual terms and features, including any embedded derivatives or conversion options. As of September 30, 2025, the Company’s outstanding long-term debt (Note 9) includes a five-year term loan entered into on September 3, 2025, which is accounted for at amortized cost. The loan does not contain any equity conversion features and is not designated at fair value. As of September 30, 2025, the entire outstanding balance of the Company’s debt was classified as long-term, as no principal payments are due within twelve months of the reporting date.
The debt agreement includes certain financial and non-financial covenants. The Company evaluates compliance with these covenants on a quarterly basis and, as of September 30, 2025, was in compliance with all applicable covenants.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For warrants that are liability-classified, changes in fair value are included in Change in fair value of warrant liabilities in the Condensed Consolidated Statements of Operations. If facts and circumstances lead the warrant liability to be reclassified to shareholders' equity, warrant liabilities are remeasured as of the event date and reclassified from liabilities to shareholders' equity. In the third quarter of 2025, the Warrant liabilities were reclassified to shareholders' equity and will no longer be adjusted to fair value at each reporting period.
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
The Company evaluates whether the contingent redemption provisions are probable of becoming redeemable to determine whether the carrying value of the redeemable convertible preferred units is required to be remeasured to their respective redemption values. All instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as freestanding instruments or bifurcated embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements. In the event convertible preferred shares utilize a conversion term that results in the delivery of a variable number of shares of common stock upon conversion as compared to the original terms of the agreement, such conversion will be treated as a redemption. If classification of an equity instrument as temporary equity is no longer required, the existing carrying amount of the equity instrument should be reclassified to permanent equity at the date of the event that caused the reclassification.
In the third quarter of 2025, all of the holders of preferred stock converted their shares to common stock (see Note 11).
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
3. Collaboration and Licensing Revenue, and Deferred Revenue
The Company's collaborations and licensing agreements may provide for multiple promises to be satisfied by the Company and typically include a license to the Company's technology platforms, participation in collaboration committees, and performance of certain research and development services. Based on the nature of the promises in the Company's collaboration and licensing agreements, the Company typically combines most of its promises into a single performance obligation because the promises are highly interrelated and not individually distinct. Options to acquire additional services are considered to determine if they constitute material rights. At contract inception, the transaction price is typically the upfront payment received and is allocated to the performance obligations. The Company has determined the transaction price should be recognized as revenue based on its measure of progress under the agreement primarily based on inputs necessary to fulfill the performance obligation.
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
Agilis Biotherapeutics Collaboration
In October 2013, the Company entered into an exclusive channel collaboration agreement ("ECC") with Agilis Biotherapeutics, Inc. (Agilis), a then privately held synthetic biology-based company focused on rare genetic diseases, which was subsequently acquired by PTC Therapeutics, Inc. ("PTC") in August 2018. Upon execution of the ECC, the Company received a technology access fee of $2,500 as upfront consideration. Additionally, the Company historically received reimbursement payments for research and development services provided pursuant to the agreement during the ECC. Although services under the agreement had paused in 2016, the Company withheld recognizing a portion of the upfront payment as the ECC was perpetual and Agilis had the right and ability to resume the program at any time. In September 2025, the Company and PTC mutually agreed to terminate the ECC agreement and accordingly, the Company recognized the remaining balance of deferred revenue associated with the agreement as collaboration and licensing revenue totaling $1,818.

There was no other collaboration and licensing revenue recognized during both the three and nine months ended September 30, 2025 and 2024.
Deferred Revenue
Deferred revenue historically consisted primarily of upfront and milestone consideration received for the Company's historical collaboration and licensing agreements. Revenue is recognized as services are performed. The arrangements classified as long-term are not active while the respective counterparties evaluate the status of the project and its desired future development activities since the Company cannot reasonably estimate the amount of services, if any, to be performed over the next year.
Deferred revenue consisted of the following:

	September 30, 2025	December 31, 2024
Collaboration and licensing agreements- Long-term liability	$—	$1,818
Prepaid product and service revenues - Long-term liability	95	116
Prepaid product and service revenues - Short-term liability	480	589
Total	$575	$2,523
4. Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of September 30, 2025:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$105,963	$34	$(11)	$105,986
Certificates of deposit	2,773	1	—	2,774
Corporate bonds	561	—	—	561
Total	$109,297	$35	$(11)	$109,321
The estimated fair value of available-for-sale investments classified by their contractual maturities as of September 30, 2025 was:

Due within one year	$106,813
After one year through two years	2,508
Total	$109,321
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

In addition, at September 30, 2025 and December 31, 2024, the Company held U.S. government debt securities valued at $9,389 and $24,169, respectively, which were included in cash and cash equivalents in the condensed consolidated balance sheets as these investments had an original maturity of less than three months when purchased.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments.
5. Fair Value Measurements and Warrant Liabilities
The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and benefits, and other accrued liabilities approximate fair value due to the short maturity of these instruments.
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of September 30, 2025:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2025
Assets
U.S. government debt securities	$—	$105,986	$—	$105,986
Certificates of deposit	—	2,774	—	2,774
Corporate bonds	—	561	—	561
Total	$—	$109,321	$—	$109,321
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
Financial Liabilities
Term Loans
Due to the variable rate nature of the Term Loans, the Company believes that the carrying amount approximates fair value at September 30, 2025.
Warrant liabilities
The Warrant liabilities as of December 31, 2024(as defined below) are comprised of outstanding warrants to purchase 52,666,669 shares of common stock, no par value per share at an exercise price of $0.75 per share issued in a private placement in December 2024.
As of December 31, 2024, the Warrants were accounted for as liabilities as the Warrants provided the holder the right to acquire, via a paid in kind ("PIK") dividend on the Series A Preferred Stock for the first two years following the issue date of the Series A Preferred Stock (see Note 11), a number of additional warrants to purchase shares of common stock equal to 50% of the amount of such PIK dividends divided by the $0.75 exercise price ("PIK Warrants"), which failed the requirement of the indexation guidance under ASC 815-40. The Warrants and PIK Warrants (together the "Warrant liabilities") were measured at fair value at inception and the fair value of the outstanding Warrants were re-measured at the end of each of the previous reporting periods and then again at date of which the Warrant liabilities were reclassified to shareholders' equity, which occurred in the third quarter of 2025.
In connection with the Series A Preferred Stock conversion in September 2025 (see Note 11 for further discussion), the preferred shareholders forfeited their rights to the PIK dividends as the conversion occurred prior to the first of the two stated PIK dividend dates. As a result, as of the conversion date and going forward the warrants met the equity scope exception to be classified in shareholders’ equity and are not subject to remeasurement, provided that the Company continues to meet the criteria for equity classification.
For the three months ended September 30, 2025, the Company recorded a non-cash expense representing the change in the fair value of the Warrant liabilities in the amount of approximately $111,502 on the accompanying condensed consolidated statements of operations, resulting in warrant liabilities of $190,060 as of September 17, 2025, when the Series A Preferred Stock was converted to common stock. The Warrant liabilities, after being remeasured, were reclassified to additional paid-in capital within shareholders' equity.
The changes in the fair value of the Warrant liabilities measured utilizing Level 3 inputs for the nine months ended September 30, 2025 were as follows:

Warrant liabilities as of December 31, 2024	$50,537
Change in fair value of Warrant liabilities	139,523
Reclassification of Warrant liabilities to equity	(190,060)
Warrant liabilities as of September 30, 2025	$—
Prior to the reclassification of the Warrant liabilities to equity, the Company used various option pricing models, such as the Black-Scholes option pricing model and the Monte Carlo simulation model, to estimate the fair value of the Warrant liabilities. In using these models, the Company made certain assumptions about risk-free interest rates, dividend yields, volatility, expected term of the Warrants and other assumptions. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on our historical dividend payments, which have been zero to date. Volatility is estimated from the historical volatility of our common stock as traded on the Nasdaq Stock Market Exchange. The expected term of the Warrants was based on the time to expiration of the Warrants from the date of measurement.
The fair value of the Warrants was estimated using a Black‑Scholes option-pricing model. The significant assumptions used in preparing the option pricing model for valuing the Warrant liabilities as of September 17, 2025 (the date the Warrant liabilities qualified for permanent equity classification), include (i) volatility of 88.5% (discounted for lack of marketability), (ii) risk free interest rate of 4.0%, (iii) strike price ($0.75), (iv) fair value of common stock ($3.82), and (v) expected life of 9 years, 3 months, 15 days. As of December 31, 2024, the significant assumptions included (i) volatility of 86.2% (discounted for lack of marketability), (ii) risk free interest rate of 4.5%, (iii) strike price ($0.75), (iv) fair value of common stock ($0.93), and (v) expected life of 10 years.
The fair value of the PIK Warrants was estimated using a Black-Scholes option pricing model within a Monte Carlo simulation model framework. As of December 31, 2024 , the significant assumptions included (i) volatility of 86% (discounted for lack of marketability), (ii) risk free interest rate range of 4.1% to 4.2%, (iii) strike price ($0.75), (iii) term to PIK Warrant payment date of one to two years, and (vii) expected Company's stock price range to the corresponding PIK Warrant payment date of $0.06 to $3.05.
Preferred Stock - PIK Dividends
On December 30, 2024, the Company issued in a private placement 79,000 shares of its 8.00% Series A Convertible Perpetual Preferred Stock (the "Series A Preferred Stock") and warrants to purchase an aggregate of 52,666,669 shares of its common stock (the "Warrants") at an exercise price of $0.75, for gross proceeds of $79,000. In accordance with the Articles of Amendment to the Company's amended and restated articles of incorporation, on each PIK dividend payment date, the stated value of the Series A Preferred Stock shall automatically be increased by the accumulated PIK dividend amount. The PIK dividends were determined to be discretionary and as such, they are measured at fair value as of the date they accumulate. Due to the absence of retained earnings, the adjustment to record the value of the PIK dividends was recorded as a reduction to additional paid-in capital. No PIK dividend was required to be accrued as of December 31, 2024 nor at September 30, 2025, as a result of the Series A Preferred Stock conversion that occurred in September 2025. See Note 11 for further discussion on the Series A Preferred Stock conversion and PIK dividends.
6. Inventory
On August 14, 2025, the FDA approved Papzimeos (zopapogene imadenovec-drba), marking the first immunotherapy approved for the treatment of RRP, and commenced capitalization of inventory from this date.
Prior to August 14, 2025, regulatory approval and subsequent commercialization of Papzimeos and thus the possibility of future economic benefits from Papzimeos sales were not considered probable and inventory-related costs were expensed as incurred; as such, the inventory recognized on the balance sheet does not include any pre-launch inventory.
The components of inventory are as follows (consisting of costs incurred subsequent to the FDA approval of Papzimeos):

	September 30, 2025	December 31, 2024
Raw Materials	$4	$—
Work in process	3,008	—
Finished Goods	47	—
Total inventory	$3,059	$—
7. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	September 30, 2025	December 31, 2024
Land and land improvements	$164	$164
Buildings and building improvements	2,629	2,629
Furniture and fixtures	603	364
Equipment	19,275	16,774
Leasehold improvements	11,903	4,478
Breeding stock	79	88
Computer hardware and software	2,903	3,186
Construction and other assets in progress	263	9,019
	37,819	36,702
Less: Accumulated depreciation and amortization	(23,006)	(22,871)
Property, plant and equipment, net	$14,813	$13,831
During the three months ended September 30, 2025, in connection with the FDA approval, approximately $10,253 was reclassified from construction in progress to machinery and equipment, and leasehold improvements related to the Company's commercial manufacturing suite.
Depreciation expense was $485 and $356 for the three months ended September 30, 2025 and 2024, respectively, and $1,107 and $1,124 for the nine months ended September 30, 2025 and 2024, respectively.

8. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 were as follows:

Balance at December 31, 2024	$19,139
Impairment recorded in the second quarter of 2025	(3,907)
Balances at September 30, 2025	$15,232
The Company had $36,189 and $32,282 of cumulative impairment losses as of September 30, 2025 and December 31, 2024.
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
The revised projections were used as a key input into Exemplar's reporting unit’s annual goodwill impairment test performed as of June 30, 2025. The Company recorded an impairment charge of $3,907 in the second quarter of 2025, which represented the estimated excess of carrying value over fair value of this reporting unit. The Company estimated the fair value of its reporting unit utilizing a combination of a discounted present value cash flow model as well as a market earnings multiple approach.
Intangible assets consist of the following as of September 30, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$15,912	$(12,412)	$3,500
Intangible assets consist of the following as of December 31, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$15,912	$(11,457)	$4,455
Amortization expense was $318 for the three months ended September 30, 2025 and 2024, respectively, and $955 and $2,741 for the nine months ended September 30, 2025 and 2024, respectively.
9. Long-Term Debt
Term Loans
On September 3, 2025, the Company entered into a Loan Agreement (the “Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership as the lenders thereunder (the “Lenders”) and BioPharma Credit PLC as the collateral agent, each of which are investment entities managed by Pharmakon Advisors, LP. The Company received net proceeds of $92,818 after deducting underwriting discounts and offering expenses of $7,182.
The Loan Agreement provides for a 5-year senior secured term loan facility of up to $125.0 million, composed of two committed tranches: (i) an initial tranche in an aggregate principal amount of $100.0 million, which was funded on September 3, 2025; and (ii) a delayed draw tranche in an aggregate principal amount of $25.0 million, which is available, subject to certain conditions, until June 29, 2027 (such tranches, collectively, the “Term Loans”). The Term Loans mature on September 3, 2030 (the “Maturity Date”). Beginning on December 31, 2028, the Term Loans require eight equal quarterly principal payments of $12.5 million (adjusted for any borrowings under the second tranche, if any) until maturity, and all remaining outstanding amounts, if any, become due and payable on September 3, 2030. Interest rates for borrowings under the Loan Agreement are determined by a secured overnight financing rate ("SOFR") plus a margin. The interest rate for the Term Loans is based upon the sum of (a) the applicable margin (6.50%), and (b) the 3-month forward-looking term rate based on SOFR, subject to a floor of 3.75%. The Term Loans bear interest at Term SOFR (three-month tenor), subject to a 3.75% floor, plus 6.50%, payable quarterly. The effective interest rate of the Term Loan, including amortization of debt issuance costs was 12.5% for the three months ended September 30, 2025. No repayment of principal was made during the three months ended September 30, 2025.
The Company’s obligations under the Loan Agreement are secured by substantially all of its U.S. assets, including intellectual property, and are guaranteed by certain of its subsidiaries, each of which has pledged substantially all of its assets to secure such guarantee.
The following table reflects the Company's long-term debt as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
Outstanding principal balance	$100,000	$—
Unamortized debt discount and issuance costs	(7,110)	—
Carrying value	$92,890	$—
The effective interest rate of the Term Loan, including amortization of debt issuance costs was 12.5% for the three months ended September 30, 2025. No repayment of principal was made during the three months ended September 30, 2025.
The Company incurred $7,182 of debt discount and debt issuance costs for the Term Loans, which are capitalized and deferred when incurred and subsequently amortized over the term of the Term Loans. Interest expense in relation to the Term Loans, including debt discount and debt issuance cost amortization is as follows:

	Three and nine months ended September 30,
	2025	2024
Cash Interest Expense	$830	$—
Non-cash interest expense	72	—
Total interest expense	$902	$—
The Company determined that all of the embedded features identified in the Loan Agreement were either clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s consolidated financial statements.
The Term Loans contain customary affirmative and restrictive covenants and representations and warranties including, without limitation, (i) information delivery requirements, (ii) obligations to maintain insurance, (iii) preservation of intellectual property and regulatory approvals, and (iv) compliance with applicable laws. Additionally, there are certain restrictive covenants, including, without limitation, (i) limitations on the incurrence of additional indebtedness, (ii) limitations on the incurrence of liens, (iii) restrictions on the payment of dividends and other restricted payments, (iv) restrictions on investments, (v) restrictions on asset transfers, (vi) restrictions on mergers and similar transactions, (vii) restrictions on amendments to organizational documents and material contracts, in each case subject to specified exceptions, (viii) minimum net sales and (ix) minimum liquidity. The Loan Agreement also contains customary representations and warranties, including, without limitation, with respect to (i) organization, authority and enforceability, (ii) financial condition, (iii) compliance with laws, (iv) intellectual property and regulatory matters, and (v) the absence of a material adverse change. The Term Loans may be voluntarily prepaid in whole (but not in part) and must be prepaid upon change in control, and are subject to make-whole, prepayment premium and exit fee provisions. Proceeds of the Term Loans will be used to fund the Company’s commercial launch of Papzimeos as well as other general corporate and working capital requirements. The Term Loans include customary events of default, which may require the Company to pay an additional 3% interest on the outstanding loans under the Term Loan Facility. As of September 30, 2025, the Company was in compliance with its debt covenants under the Loan Agreement.

Line of Credit
Exemplar had a $5,000 revolving line of credit with American State Bank that matured on November 1, 2025 and was not renewed. As of September 30, 2025 and December 31, 2024, the line of credit bore interest at a stated rate of 8.00% per annum. As of September 30, 2025 and December 31, 2024, there was no outstanding balance. Management does not expect the expiration of this facility to have a material impact on the Company’s liquidity.

Future Maturities
Future maturities of long-term debt as of September 30, 2025 are as follows:

2025	$—
2026	—
2027	—
2028	12,500
2029	50,000
2030	37,500
Thereafter	—
$100,000
10. Income Taxes
The Company computes its year-to-date tax expense or benefit by applying the annual effective tax rate to year-to-date pretax income or loss and adjusts for discrete items recorded in the period. The annual effective tax rate is the ratio of estimated annual income tax expense related to estimated pretax loss from continuing operations, excluding significant unusual or infrequently occurring items. As a result of the pretax losses anticipated for the full year which are not benefited, this rate has been calculated and applied to the year-to-date interim period’s ordinary income or loss on a jurisdiction by jurisdiction basis to determine the income tax expense/benefit allocated to the year-to-date period. The annual effective tax rate is revised, if necessary, at the end of each interim period based on the Company’s most current best estimate. There was $0 and $3 of income tax expense for the three and nine months ended September 30, 2025, respectively, and $12 of income tax expense and $1,706 of income tax benefit for the three and nine months ended September 30, 2024, respectively. The effective tax rate differs from the U.S. statutory tax rate, primarily as a result of the change in valuation allowance required.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes certain tax provisions, was signed into law. The OBBBA did not have a material impact on our consolidated financial statements.
11. Mezzanine Equity and Shareholders' Equity
As of September 30, 2025, under the Company’s amended and restated articles of incorporation, the Company is authorized to issue 700,000,000 shares of common stock and 25,000,000 shares of preferred stock.
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

Amendment to the Articles of Incorporation - Increase of authorized shares
On July 25, 2025, Precigen filed articles of amendment (the "Authorized Shares Amendment") to its amended and restated articles of incorporation with the SCC, to increase Precigen's authorized shares of common stock to 700,000,000 from 400,000,000, which was previously approved by Precigen's shareholders on June 26, 2025. The Authorized Shares Amendment became effective following the issuance of a certificate of amendment by the SCC to Precigen on July 28, 2025.
Issuances of Preferred Stock and Warrants
On December 30, 2024, the Company issued 79,000 shares of the Series A Preferred Stock with an initial liquidation preference and stated value of $1,000 per share, together with the Warrants (see Note 5), for gross proceeds of $79,000 and net proceeds of $78,463, after deducting offering expenses, which have not been paid as of September 30, 2025. The aggregate exercise price of the Warrants is approximately $39,500, exercisable for an aggregate of 52,666,669 shares of common stock.
Mezzanine Classification
ASC 480-10-S99-3A(2) of the SEC's Accounting Series Release No. 268 ("ASR 268") requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268, a company should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A Preferred Stock was redeemable at the option of the holder upon a "fundamental change" (as defined in the Articles of Amendment) that is not solely within control of the Company, and accordingly, the Company determined that mezzanine treatment was appropriate for the Series A Preferred Stock prior to the conversion discussed below. Further, the Company previously evaluated all embedded features against an equity-like host and concluded none of the embedded features identified within the Series A Preferred Stock required bifurcation as they were either deemed clearly and closely related or not net settleable as a result of a lack of an active market.
The Series A Preferred Stock was initially measured at the amount of total proceeds less any offering costs and proceeds allocated to the Warrants, and is presented as such in our Condensed Consolidated Balance Sheet as of December 31, 2024. Additionally, during the six months ended June 30, 2025, the Company recorded an increase of $2,665 to the Series A Preferred Stock, which represented the fair value of the ratable portion of accumulated PIK dividends that would have increased the stated value of the Series A Preferred stock upon subsequent PIK dividend payment dates. Due to the absence of retained earnings, these adjustments to record the value of the PIK dividends were recorded as a reduction to additional paid-in capital.
Conversion of Preferred Stock
On September 15, 2025, all of the holders of the Series A Preferred Stock converted 79,000 shares of Preferred Stock (with an aggregate stated value of $79,000) into 54,937,411 shares of common stock of the Company, which were delivered to such holders on September 17, 2025 pursuant to the terms of the Amended and Restated Articles of Incorporation and such Preferred Stock at the then-current conversion rate of 695.4103 shares of common stock of the Company per $1,000 of stated value of Preferred Stock.
As the shares of Series A Preferred Stock were converted at the then-current conversion rate and therefore resulted in the delivery of a variable number of shares of the Company's common stock as compared to the original conversion terms at the time the Series A Preferred Stock agreement was entered into, the conversion was required to be treated as a redemption. In accordance with ASC 260, the Company compared (1) the fair value of the consideration transferred to the holders of the Series A Preferred Stock and (2) the carrying amount of the Series A Preferred Stock immediately before the exchange, with the difference treated as a return to the holders of the Series A Preferred Stock in a manner similar to dividends paid on preferred stock. Therefore, during September 2025, the Company recorded a $179,000 non-cash preferred stock deemed dividend as a reduction to additional paid-in capital, due to the absence of retained earnings.
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

Components of Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income consist solely of unrealized gain (loss), net on investments.
12. Share-Based Payments
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of products and services	$5	$10	$23	$29
Research and development	1,417	558	2,438	2,005
Selling, general and administrative	2,966	1,493	6,242	4,572
Total	$4,388	$2,061	$8,703	$6,606
The Company capitalized stock-based compensation associated with the allocation of labor costs related to work performed to manufacture Papzimeos of $0.1 in the three and nine months ended September 30, 2025.
Precigen Equity Incentive Plans
In August 2013, Precigen adopted the 2013 Omnibus Incentive Plan (the "2013 Plan"), for employees and nonemployees which provided for grants of share-based awards, including stock options, RSUs, shares of common stock and other awards, to employees, officers, consultants, advisors, and nonemployee directors. Upon the effectiveness of the Company's 2023 Omnibus Incentive Plan, as amended (the "2023 Plan") in June 2023, no new awards may be granted under the 2013 Plan and any awards granted under the 2013 Plan prior to the effectiveness of the 2023 Plan will remain outstanding under such plan and will continue to vest and/or become exercisable in accordance with their original terms and conditions. As of September 30, 2025, there were 14,943,527 stock options and no RSUs outstanding under the 2013 Plan.
In April 2023, Precigen adopted the 2023 Plan, which became effective upon shareholder approval in June 2023. The 2023 Plan permits the grant of share-based awards, including stock options, restricted stock awards, RSUs, PSUs and other awards, to officers, employees and nonemployees. The 2023 Plan authorizes for issuance pursuant to awards under the 2023 Plan an aggregate of 29,918,137 shares, which included shares remaining available for issuance under the 2013 Plan as of the adoption of the 2023 Plan plus an amendment to increase the number of shares of common stock which may be subject to awards thereunder by 2,000,000 shares, which was approved by Precigen's shareholders at Precigen's annual meeting on July 5, 2024, and subsequent amendment to increase the number of shares by 11,500,000, which was approved by Precigen's board of directors in May 2025 and subsequently approved by its shareholders at Precigen's annual meeting of shareholders held on June 26, 2025. As of September 30, 2025, there were 9,072,440 stock options, 1,030,000 PSUs and 1,695,875 RSUs outstanding under the 2023 Plan and 11,460,993 shares were available for future grants.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers, as amended (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of September 30, 2025, there were 13,100,000 shares authorized for issuance under the 2019 Plan, which included shares remaining available for issuance under the 2019 Plan as of the adoption of the 2019 Plan plus an amendment to increase the number of shares of common stock which may be subject to awards thereunder by 1,100,000, which was approved by Precigen's board of directors in May 2025 and subsequently approved by its shareholders at Precigen's annual meeting of shareholders held on June 26, 2025. As of September 30, 2025, the 2019 Plan had 4,236,081 stock options and 646,551 RSUs outstanding and 2,048,892 shares were available for future grants.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2024	25,924,734	$5.07	7.05
Granted	4,316,403	1.44
Exercised	(690,712)	(1.54)
Forfeited	(331,106)	(1.66)
Expired	(967,271)	(14.67)
Balances at September 30, 2025	28,252,048	4.31	7.00
Exercisable at September 30, 2025	18,179,777	5.91	6.09
The following table summarizes additional information about stock options outstanding as of September 30, 2025:

			Options Outstanding					Options Exercisable
Range of Exercise Prices			Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.67	—	$1.40	14,916,853		$1.29	8.42	$29,770	5,964,032	$1.23	7.83	$12,267
$1.41	—	$2.33	5,728,448		1.97	7.12	7,540	4,675,748	1.96	7.07	6,200
$2.58	—	$5.95	2,282,856		5.48	4.47	31	2,216,106	5.51	4.41	23
$6.06	—	$11.90	2,773,556		10.14	4.70	—	2,773,556	10.14	4.70	—
$13.17	—	$34.85	2,550,335		19.80	3.16	—	2,550,335	19.80	3.16	—
			28,252,048	28252048	$4.31	7.00	$37,341	18,179,777	$5.91	6.09	$18,490
PSUs and RSUs
In 2024, the Company's Compensation and Human Capital Management Committee of the Board of Directors (the "Compensation Committee") approved the grant of 3,178,000 PSUs under the 2023 Plan to certain key employees of the Company. Of the PSUs granted, 2,978,000 were subject to vesting in two equal 50% installments based upon the achievement of two specified operational milestones relating to (i) the Company’s good faith submission to the FDA of a complete BLA for the Company’s PRGN-2012 investigational product and (ii) the approval of the BLA by the FDA (the "August 2024 PSUs"). The remaining 200,000 PSUs granted in 2024 are subject to vesting in two equal 50% installments based on (i) the achievement of the approval of the BLA by the FDA and (ii) continued employment with the Company through the six-month anniversary of the approval of the BLA by the FDA (the “Additional 2024 PSUs”). In the second quarter of 2025, the Compensation Committee approved the grant of 950,000 PSUs under the 2023 Plan to non-executive employees of the Company, which are scheduled to vest one year from grant date, but only if the approval of the BLA by the FDA occurs prior to such date (the “2025 PSUs”).
The performance milestones of the August 2024 PSUs and Additional 2024 PSUs may be achieved (and the related PSUs earned) at any time through December 31, 2026 (the “Performance Period”), and the PSUs will vest and be settled in shares of the Company’s common stock at such time as the Compensation Committee certifies that an applicable performance milestone has been achieved, subject to the employee's continued employment through the applicable achievement date (subject to certain exceptions). Any PSUs for which a performance milestone has not been achieved by the end of the Performance Period will be cancelled and forfeited.
In January 2025, the Compensation Committee certified the achievement of the first performance milestone for the August 2024 PSUs related to the submission to the FDA of the BLA, and as such, approximately 1.5 million PSU shares vested in January 2025.
In September 2025, the Compensation Committee certified the achievement of the performance milestone for each of the

August 2024 PSUs, the Additional 2024 PSUs, and the 2025 PSUs, related to the approval of the BLA by the FDA, and as such, approximately 1.6 million PSU shares vested in September 2025.
With respect to the August 2024 PSUs, as of the award grant date, the underlying performance milestone relating to the Company's submission of a BLA to the FDA was considered probable of achievement and stock-based compensation expense was recognized during the year ended December 31, 2024 related to this milestone.
As of the award grant date, the underlying performance milestone related to the approval of the BLA by the FDA was determined to be not probable of achievement, as such approval is outside of the Company's control. Therefore, no stock-based compensation expense was recognized for the six months ended June 30, 2025 and during 2024 related to this milestone.
Upon approval of the BLA by the FDA, the performance condition was determined to be probable of being satisfied and therefore the Company recognized a cumulative catch-up adjustment of $2,266 to reflect the portion of the employee's requisite service that has been provided to date. For those PSUs with a continued service condition, the Company will continue to recognize stock compensation cost over the remaining requisite service period.
Additionally, in September 2025, the Company elected to settle in cash the August 2024 PSUs held by certain executive officers. These were accounted as cash settlements of equity-classified awards as it is not expected that the Company will have further settlements of any equity awards in cash. As such, the Company recorded compensation cost of $3,404, which represented the additional settlement consideration that exceeded the fair-value-based measure of the equity-classified on the settlement date.
RSU and PSU activity was as follows:

	Number of RSUs and PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2024	4,004,057	$1.16	0.55
Granted	6,867,489	1.42
Vested	(6,285,620)	(1.29)
PSUs settled in cash	(1,154,000)	(1.11)
Forfeited	(59,500)	(0.03)
Balances at September 30, 2025	3,372,426	1.45	0.95
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
The components of lease costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$423	$337	$1,254	$1,555
Short-term lease costs	9	11	27	46
Variable lease costs	105	92	285	276
Lease costs	$537	$440	$1,566	$1,877
As of September 30, 2025, maturities of lease liabilities, excluding short-term and variable leases were as follows:

2025	$418
2026	1,695
2027	1,484
2028	1,360
2029	1,295
2030	553
Thereafter	—
Total	$6,805
Present value adjustment	(1,503)
Total	$5,302
Current portion of operating lease liabilities	$1,123
Long-term portion of operating lease liabilities	4,179
Total	$5,302
Other information related to operating leases was as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	4.16	4.83
Weighted average discount rate	11.46%	11.57%

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,259	$1,903
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	615	572
14. Commitments and Contingencies
In December 2020, a derivative shareholder action, captioned Edward D. Wright, derivatively on behalf of Precigen, Inc. F/K/A Intrexon Corp. v. Alvarez et al, was filed in the Circuit Court for Fairfax County in Virginia on behalf of Precigen, Inc. The complaint named as defendants certain of the Company' directors and certain of the Company's current and former officers. The complaint's claims related to disclosures made by the Company about MBP program from May 10, 2017 to March 1, 2019. The plaintiff seeks damages, forfeiture of benefits received by defendants, and an award of reasonable attorneys' fees and costs. The case was stayed by an order entered on June 14, 2021. On September 24, 2021, an individual shareholder filed a lawsuit in the Circuit Court for Henrico County styled Kent v. Precigen, Inc., Case CL21-6349. The Kent action, also related to disclosures regarding MBP program, demands inspection of certain books and records of the Company pursuant to Virginia statutory and common law. On April 1, 2022, the court denied the demurrer and referred the matter to a hearing on the merits. In October 2025, the Kent action was dismissed by the court due to a lack of activity for the preceding three years. The Company intends to defend the remaining legal matters vigorously; however, there can be no assurances regarding the ultimate outcome of these lawsuits.
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
In connection with the sale of Trans Ova, the Company is required to indemnify the Buyer for certain expenses incurred post close (related to covenants and certain additional specified liabilities including certain patent infringement lawsuits), if incurred, in amounts not to exceed $5,750. Such indemnification was recorded as a reduction of the gain on divestiture in 2022. As of September 30, 2025 and December 31, 2024, $3,213 was included in indemnification accruals on the condensed consolidated balance sheets, respectively, related to this indemnification liability. During 2024, the Company paid $1,862 for expenses incurred by the Buyer for the period from July 2023 to December 2023. In addition, during 2023, the Company paid $675 for indemnification claims against this liability for the period from the date of sale to June 2023. In November 2025, the Company received an indemnification claim of $737 for expenses incurred by the buyer for the period from January 2024 to September 2025.
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters may result in adverse judgments, unfavorable settlements, or concessions by the Company, or adverse regulatory action, any of which could harm the Company’s business or operations. Moreover, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2025, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
15. Segments
While the Company has historically generated revenues from multiple sources, including collaboration agreements and products and services associated with animal research models, management is organized around a singular focus which is developing and commercializing product candidates in its core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases.
In February 2025, the FDA granted priority review to Company’s BLA for PRGN-2012, with a PDUFA target action date set for August 27, 2025. On August 14, 2025, the FDA fully approved Papzimeos, marking the Company’s transition from a development-stage to a commercial-stage biopharmaceutical company.
In anticipation of this transition, during the first quarter of 2025, the Company realigned its former two operating segments, Biopharmaceuticals and Exemplar, into one operating segment. This decision was made to streamline operations and enhance focus on core business activities in preparation for the commercial launch of Papzimeos. The Company implemented this change to better reflect how the Company is managed and to align with its strategic initiative to concentrate resources on its core business. This change also reflects a shift in the manner in which the chief operating decision maker (“CODM”) reviews information to assess the Company’s performance and make resource allocation decisions, in accordance with ASC 280, Segment Reporting. The Company's CODM is its President and Chief Executive Officer ("CEO"). The CODM manages and allocates resources at a consolidated level.
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
The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies as described in Note 2. As of September 30, 2025, substantially all of the Company's long-lived assets were held in the United States and there were no revenues derived in foreign countries for any periods presented. Expenditures for the addition of long-lived assets are reported on the consolidated statements of cash flows as purchases of property and equipment.
Total segment net loss, which equals consolidated net loss per the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues from external customers	$2,922	$953	$5,119	$2,735
Less:
Salaries, benefits and other payroll expenses, including severance costs	(17,575)	(11,691)	(36,482)	(34,876)
Rent and Utilities	(983)	(939)	(2,788)	(3,052)
Change in fair value of Warrants liabilities	(111,502)	—	(139,523)	—
Impairment of Goodwill	—	—	(3,907)	(1,630)
Impairment of Assets	—	—	—	(32,915)
Other segment expenses, net	(19,206)	(12,301)	(49,558)	(36,770)
Net loss	$(146,344)	$(23,978)	$(227,139)	$(106,508)
Other segment expenses, net in the table above includes external R&D costs including laboratory supplies, third-party commercialization and manufacturing costs, cost of sales, consultant costs, legal and professional fees, insurance, and certain other overhead expenses.
For the three months ended September 30, 2025 and 2024, 62.2% and 63.0%, respectively, of total consolidated revenue was attributable to one customer in 2025 and four in 2024. For the nine months ended September 30, 2025 and 2024, 58.1% and 63.4%, respectively, of total consolidated revenue was attributed to three customers in 2025 and four customers in 2024.

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
Overview
We are a biopharmaceutical company specializing in the advancement of innovative precision medicines to address difficult-to-treat diseases with high unmet patient need. Precigen is dedicated to advancing scientific breakthroughs from proof-of-concept through commercialization. We are leveraging our proprietary technology platforms to develop product candidates designed to target urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases.
We believe that our array of technology platforms uniquely positions us among other biotechnology companies to advance precision medicine. Our proprietary and complementary technology platforms provide a strong foundation to realize the core promise of precision medicine by supporting our efforts to construct powerful gene programs to drive efficacy, deliver these programs through viral, non-viral, and microbe-based approaches to drive lower costs, and control gene expression to drive safety. Our therapeutic platforms, including AdenoVerse immunotherapy, UltraCAR-T, and ActoBiotics, are designed to allow us to precisely control the level and physiological location of gene expression and modify biological molecules to control the function and output of living cells to treat underlying disease conditions. We have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies.
Our commercial product, Papzimeos™ (zopapogene imadenovec-drba, PRGN-2012), is the first and only US Food and Drug Administration (“FDA”) approved therapy for the treatment of adults with recurrent respiratory papillomatosis (“RRP”). Papzimeos is a non-replicating adenoviral vector-based immunotherapy designed to express a fusion antigen comprising selected regions of human papillomavirus (HPV) types 6 and 11 proteins. Papzimeos is designed to generate an immune response directed against HPV 6 and HPV 11 proteins in patients with recurrent respiratory papillomatosis ("RRP"). Discovered and designed in Precigen's labs using Precigen's proprietary AdenoVerse therapeutic platform, Papzimeos represents a new therapeutic paradigm for RRP.
Our clinical pipeline includes PRGN-2009, which are based on our AdenoVerse immunotherapy platform; and PRGN-3005, PRGN-3006 and PRGN-3007, which are built on our UltraCAR-T platform. We have completed enrollment in the Phase 1b clinical trial of PRGN-3006. As part of the strategic prioritization of our pipeline announced in August 2024, we paused enrollment in the PRGN-3005 and PRGN-3007 clinical trials, minimized UltraCAR-T spending and plan to focus on strategic partnerships to further advance UltraCAR-T programs. In addition, we previously announced plans to continue PRGN-2009 Phase 2 clinical trials under a cooperative research and development agreement ("CRADA") with the National Cancer Institute ("NCI") in recurrent/metastatic cervical cancer and in newly diagnosed HPV-associated oropharyngeal cancer. We have reduced our focus on preclinical programs, while continuing select projects that we believe could provide further near-term validation of our technology platforms.
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
In August 2025, the FDA granted full approval of Papzimeos for the treatment of adults with RRP. RRP is a rare, debilitating,

and potentially life-threatening disease caused by chronic HPV 6 or HPV 11 infection, which results in recurrent benign tumors in the respiratory tract. RRP can lead to severe voice disturbance, a compromised airway, and recurrent post-obstructive pneumonias. Management of RRP has primarily consisted of repeated surgeries, which do not address the root cause of the disease and can be associated with significant morbidity as well as significant patient and health system burden. The approval of Papzimeos marks a historic milestone for the RRP patient community as the first and only FDA-approved therapy for the treatment of adults with RRP. As a result of Papzimeos receiving full FDA approval, a confirmatory clinical trial is no longer required.
Papzimeos is a non-replicating adenoviral vector-based immunotherapy designed to express a fusion antigen comprising selected regions of HPV types 6 and 11 proteins—the root cause of RRP. Papzimeos is delivered via four subcutaneous injections over a 12-week interval. Papzimeos approval is supported by safety and efficacy data from the pivotal Phase 1/2 clinical trial published in the Lancet Respiratory Medicine. The pivotal study successfully met its primary safety and pre-specified primary efficacy endpoints. Papzimeos was well-tolerated with no dose-limiting toxicities and no treatment-related adverse events greater than Grade 2. 51% (18 out of 35) of study patients achieved Complete Response, requiring no surgeries in the 12 months after treatment with Papzimeos. These Complete Responses remained durable for over 12 months. Complete responses have been durable after Papzimeos treatment with median follow-up of 36 months as of a September 19, 2025 data cutoff.
PRGN-2012 had been granted Breakthrough Therapy Designation and Orphan Drug designation for the treatment of RRP by the FDA. In addition, PRGN-2012 has received Orphan Drug Designation for the Treatment of RRP from the European Commission as well.
PRGN-2009 is an investigational AdenoVerse immunotherapy designed to activate the immune system to recognize and target human papillomavirus-positive, or HPV+, solid tumors. PRGN-2009 leverages our UltraVector and AdenoVerse platforms to optimize HPV type 16 ("HPV 16") and HPV type 18 ("HPV 18"), antigen designed for delivery via a proprietary gorilla adenovector with a large genetic payload capacity and the ability for repeat administrations. Guided by our bioinformatics analysis and in silico protein engineering, PRGN-2009 encodes for a novel, multi-epitope antigen design to target HPV16 and HPV18 infected cells and potentially differentiates from the competition. We have completed a Phase 1 clinical trial of PRGN-2009 as a monotherapy or in combination with bintrafusp alfa, or M7824, an investigational bifunctional fusion protein, for patients with HPV-associated cancers in collaboration with the NCI, pursuant to a CRADA. PRGN-2009 is being evaluated in two Phase 2 clinical trials in combination with anti-PD1 monoclonal antibody, pembrolizumab, for patients with HPV-associated cancers in collaboration with NCI pursuant to a CRADA. In addition, a Phase 2 randomized-controlled clinical trial of PRGN-2009 in combination with pembrolizumab to treat patients with recurrent or metastatic cervical cancer is ongoing pursuant to a CRADA. In August 2024, as part of the strategic prioritization of our pipeline, we announced plan to enroll patients in the PRGN-2009 clinical trials only at NCI under a CRADA.
Through our UltraCAR-T therapeutics platform, we are able to precision-engineer UltraCAR-T cells to produce a homogeneous cell product that simultaneously expresses antigen-specific chimeric antigen receptor, or CAR, kill switch, and our proprietary membrane-bound interleukin-15, or mbIL15, genes in any genetically modified UltraCAR-T cell. Our decentralized and rapid proprietary manufacturing process allows us to manufacture UltraCAR-T cells overnight at a medical center's current good manufacturing practices facility ("cGMP") and reinfuse the patient the following day after gene transfer. This process improves upon current approaches to CAR-T manufacturing, which require extensive ex vivo expansion following viral vector transduction to achieve clinically relevant cell numbers that we believe can result in the exhaustion of CAR-T cells prior to their administration, limiting their potential for persistence in patients. We have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies. The UltraPorator system includes proprietary hardware and software solutions and potentially represents a major advancement over current electroporation devices by significantly reducing the processing time and contamination risk. UltraPorator is intended to be a viable scale-up and commercialization solution for decentralized UltraCAR-T manufacturing.
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
Financial overview
We have incurred significant losses since our inception. We may continue to incur significant losses in the foreseeable future, and we may never achieve or maintain profitability. Our historical collaboration and licensing revenues were generated under a business model from which we have gradually transitioned, and we do not expect to expend significant resources servicing our historical collaborations in the future. We may enter into strategic transactions for individual platforms or programs in the future from which we may generate new collaboration and licensing revenues. We continue to generate product and service revenues through our Exemplar subsidiary. Papzimeos was approved by the FDA in August 2024, and we expect to begin recognizing revenue on that product in future periods. Products currently in our clinical pipeline will require regulatory approval and/or commercial scale-up before they may commence significant product sales and operating profits.
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

In future periods, our revenue profile is expected to evolve significantly with the commercialization of Papzimeos, our newly approved gene therapy for recurrent respiratory papillomatosis. As we transition to a commercial-stage company, our revenues will increasingly depend on our ability to successfully launch Papzimeos, advance our proprietary programs, and bring additional products enabled by our technology platforms to market. We currently have not generated any revenue from commercial product sales of Papzimeos.
We anticipate that collaboration revenue will remain minimal in the near term, except in cases where revenue is recognized upon cancellation or modification of existing agreements, or through future strategic transactions involving our platforms or programs. Should new collaboration agreements or strategic transactions be executed, revenue could be positively impacted.
Accordingly, there can be no assurance as to the timing, magnitude, and predictability of revenues, if any, to which we might be entitled.
Cost of products and services
Currently, cost of products and services, all which are currently related to our Exemplar business, includes primarily labor and related costs, drugs and supplies, feed used in production, and facility charges, including rent and depreciation. Fluctuations in the price of livestock and feed have not had a significant impact on our operating margins and no derivative financial instruments are used to mitigate the price risk.
In future periods, we expect our costs of products to be driven by the commercialization of Papzimeos. These costs will include manufacturing (including labor and other direct costs), packaging, quality assurance, and other production-related expenses, including labor and facility charges, such as rent and depreciation. As Papzimeos becomes our primary revenue-generating product, its associated cost structure will represent a significant portion of our overall cost of goods sold.
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
Our research and development expenses primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services. Prior to August 2024, the Company was progressing preclinical and clinical programs that targeted urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases, including PRGN-3005, PRGN-3006, PRGN-3007, PRGN-2009, PRGN-2012 and AG019. As discussed above in the Overview, in August 2024, we announced a strategic prioritization of our clinical portfolio and streamlining of resources, to focus on potential commercialization of the PRGN-2012 AdenoVerse® gene therapy for the treatment of RRP. Following the FDA approval of Papzimeos in August 2025, we no longer expect to record research and development expenses related to PRGN-2012 for adults. Future costs associated with this product for adults are expected to be classified as costs of products or capitalized as inventory.
In addition to the strategic prioritization announced in August 2024, the amount of research and development expenses may be impacted by, among other things, the number and nature of our own proprietary programs.
Selling, general and administrative expenses (SG&A)
Selling, general and administrative expenses consist of salaries and related costs, including stock-based compensation expense and severance benefits, for employees in executive, commercial (including sales), operational, finance, information technology, legal, and corporate communications functions. Other significant SG&A expenses include rent and utilities, insurance, marketing and promotion activities, sales operations, accounting, and legal services (including the cost of settling any claims and lawsuits), and expenses associated with obtaining and maintaining our intellectual property.
SG&A expenses may fluctuate in the future depending on the scaling of our corporate functions required to support our corporate initiatives, the strategic prioritization of assets, the build-up of our commercialization efforts and the outcomes of legal claims and assessments against us.
Other income (expense), net
Other income and expense, net consists primarily of changes in the fair value of warrant liabilities, interest expense related to the term loans entered into in 2025 that mature in 2030, and interest earned on our cash and cash equivalents and short-term and long-term investments, which may fluctuate based on amounts invested and current interest rates.
Results of operations
Comparison of the three months ended September 30, 2025 and the three months ended September 30, 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2025	2024

Revenues
Collaboration and licensing revenues	$1,818	$—	$1,818	N/A
Product revenues	162	66	96	145.5%
Service revenues	942	886	56	6.3%
Other revenues	—	1	(1)	(100.0)%
Total revenues	2,922	953	1,969	>200%
Operating expenses
Cost of product and services	1,035	1,009	26	2.6%
Research and development	12,377	11,370	1,007	8.9%
Selling, general and administrative	23,991	9,836	14,155	143.9%
Total operating expenses	37,403	22,215	15,188	68.4%
Operating loss	(34,481)	(21,262)	(13,219)	62.2%
Total other expense, net	(111,863)	(2,704)	(109,159)	>200%
Loss before income taxes	(146,344)	(23,966)	(122,378)	>200%
Income tax expense	—	(12)	12	(100.0)%
Net Loss	$(146,344)	$(23,978)	$(122,366)	<200%
Deemed dividend on preferred stock	$(179,000)	$—	$(179,000)	—%
Net loss attributable to common shareholders	$(325,344)	$(23,978)	$(301,366)	<200%
Net loss per share attributable to common shareholders, basic and diluted	$(1.06)	$(0.09)	$(0.97)	<200%
Total revenues
Total revenues increased by $2.0 million, or >200% primarily driven by the increase in collaboration and licensing revenues. In September 2025, the Company and PTC Therapeutics mutually agreed to terminate their existing exclusive channel collaboration ("ECC") agreement. As a result, the Company recognized the remaining deferred revenue associated with the agreement, totaling $1.8 million. There was no comparable revenue recognized in the prior year period.

Cost of product and services
Cost of product and services slightly increased, primarily as a result of higher product and service revenues at our Exemplar subsidiary.
Research and development expenses
Research and development expenses increased by $1.0 million, or 9%, compared to the three months ended September 30, 2024. The increase was primarily driven by increased manufacturing expenses and lab supplies related to commercial manufacturing costs of Papzimeos prior to its FDA approval, professional fees incurred in connection with regulatory filing procedures as well as increased employee-related expenses pertaining to the vesting of performance-based stock unit ("PSU") awards upon the FDA's approval of Papzimeos in the third quarter of 2025. These increases were offset by the capitalization of inventory related costs subsequent to the FDA's approval of Papzimeos.
Selling, general and administrative expenses
SG&A expenses increased by $14.2 million, or 144%, compared to the three months ended September 30, 2024. This increase was primarily due to $9.0 million increase in costs incurred related to Papzimeos commercial readiness, including sales and marketing efforts as well as professional and consulting fees to support our business growth and commercial leadership. In addition, other employee-related costs increased approximately $4.0 million, which includes increased costs associated with the vesting of certain PSU awards which was tied to the FDA's approval of Papzimeos, and professional and legal fees increased $1.0 million primarily due to costs incurred related to general corporate matters.
Total other income (expense), net
Total other (expense), net increased by $109.2 million compared to the three months ended September 30, 2024. This change was primarily due to a $111.5 million increase in the fair value of warrant liabilities prior to their reclassification into permanent equity in the third quarter of 2025. Substantially all of the increase in the fair value of warrant liabilities was as a result of an increase in the Company's common stock price at the valuation date compared to June 30, 2025. This increase was partially offset by a decrease of $3.0 million third quarter 2024 charge related to the reclassification of cumulative translation losses resulting from the final closing of the ActoBio facilities in the third quarter of 2024.
Deemed dividend on preferred stock
On September 15, 2025, all Series A Preferred Stockholders converted 79,000 shares (stated value of $79.0 million) into 54,937,411 shares of common stock at the then-current conversion rate of 695.4103 shares per $1,000. Because the conversion feature resulted in a variable number of common shares to be issued, the conversion was accounted for as a redemption under Accounting Standards Codification ("ASC") 260, resulting in the recording of a $179.0 million non-cash deemed dividend as a reduction to additional paid-in capital (and an increase in net loss attributable to common shareholders when computing net loss per share).
Net loss per share attributable to common shareholders
Net loss per share attributable to common shareholders (basic and diluted) increased to $1.06 for the three months ended September 30, 2025, compared to $0.09 for the three months ended September 30, 2024. The increase was primarily driven by the changes noted above (including the $111.5 million change in fair value of warrant liabilities, representing $0.36 per basic and diluted share) plus the deemed dividend, as discussed above (representing $0.58 per basic and diluted share), partially offset by a higher weighted-average number of shares outstanding, primarily due to the conversion of preferred shares into common shares during the third quarter of 2025.
Comparison of the nine months ended September 30, 2025 and the nine months ended September 30, 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine months ended September 30,		Dollar Change	Percent Change
	2025	2024

Revenues
Collaboration and licensing revenues	$1,818	$—	$1,818	N/A
Product revenues	406	235	$171	72.8%
Service revenues	2,838	2,478	360	14.5%
Other revenues	57	22	35	159.1%
Total revenues	5,119	2,735	2,384	87.2%
Operating expenses
Cost of product and services	3,227	3,098	129	4.2%
Research and development	34,343	41,312	(6,969)	(16.9)%
Selling, general and administrative	52,483	30,293	22,190	73.3%
Impairment of goodwill	3,907	1,630	2,277	139.7%
Impairment of other noncurrent assets	—	32,915	(32,915)	(100.0)%
Total operating expenses	93,960	109,248	(15,288)	(14.0)%
Operating loss	(88,841)	(106,513)	17,672	(16.6)%
Total other expense, net	(138,295)	(1,701)	(136,594)	>200%
Loss before income taxes	(227,136)	(108,214)	(118,922)	109.9%
Income tax (expense) benefit	(3)	1,706	(1,709)	(100.2)%
Net loss	$(227,139)	$(106,508)	$(120,631)	113.3%
Deemed dividend on preferred stock	$(179,000)	$—	$(179,000)	—%
Net loss attributable to common shareholders	$(406,139)	$(106,508)	$(299,631)	>200%
Net loss per share attributable to common shareholders, basic and diluted	$(1.36)	$(0.41)	$(0.95)	<200%
Total revenues
Total revenues increased by $2.4 million, or 87% primarily driven by the increase in collaboration and licensing revenues. In September 2025, the Company and PTC Therapeutics mutually agreed to terminate their existing ECC agreement. As a result, the Company recognized the remaining deferred revenue associated with the agreement, totaling $1.8 million. There was no comparable revenue recognized in the prior year period. In addition, Product and Service revenues increased by $0.5 million, or 20%, compared to the nine months ended September 30, 2024. This increase was primarily related to increased volume of products sold and services rendered at our subsidiary, Exemplar.
Cost of product and services
Cost of product and service increased primarily as a result of higher revenues at Exemplar.
Research and development expenses
Research and development expenses decreased by $7.0 million, or 17%, compared to the nine months ended September 30, 2024. The decrease was primarily driven by a $5.4 million decrease in costs associated with ActoBio, including depreciation, amortization, personnel and other research and development costs after the Company closed its operations in late 2024. Additionally, external services declined by $3.5 million, primarily due to reduced activity for contract research organizations as a result of the strategic prioritization of our pipeline announced in the third quarter of 2024. These decreases were partially offset by increased manufacturing costs related to Papzimeos prior to its FDA approval and higher professional fees incurred in connection with regulatory filing procedures.
Selling, general and administrative expenses

SG&A expenses increased by $22.2 million, or 73%, compared to the nine months ended September 30, 2024. This increase was primarily due to an $18.0 million increase in costs incurred related to Papzimeos commercial readiness, including sales and marketing efforts as well as professional and consulting fees to support our business growth and commercial leadership. In addition, other employee-related costs increased by approximately $4.7 million, which includes increased costs associated with the vesting of certain PSU awards which was tied to the FDA's approval of Papzimeos.
Impairment of goodwill and other noncurrent assets
Impairment of goodwill and other noncurrent assets decreased by $30.6 million, or 89%, from the nine months ended September 30, 2024. In the second quarter of 2025, we recorded an impairment charge of $3.9 million related to our Exemplar reporting unit. In the second quarter of 2024, in conjunction with the suspension of ActoBio’s operations, we recognized $34.5 million of goodwill and other noncurrent asset impairment charges.
Total other income (expense), net
Total other (expense), net increased by $136.6 million compared to the nine months ended September 30, 2024, primarily driven by a $139.5 million increase in the fair value of warrant liabilities prior to their reclassification into permanent equity in the third quarter of 2025. Substantially all of the increase in the fair value of warrant liabilities was as a result of an increase in our common stock price at the valuation date compared to December 31, 2024. This increase was partially offset by a $3.0 million 2024 charge related to the reclassification of cumulative translation losses resulting from the final closing of the ActoBio facilities in the third quarter of 2024.
Deemed dividend on preferred stock
On September 15, 2025, all Series A Preferred Stockholders converted 79,000 shares (stated value of $79.0 million) into 54,937,411 shares of common stock at the then-current conversion rate of 695.4103 shares per $1,000. Because the conversion feature resulted in a variable number of common shares to be issued, the conversion was accounted for as a redemption under ASC 260, resulting in the recording of a $179.0 million non-cash deemed dividend as a reduction to additional paid-in capital (and an increase in net loss attributable to common shareholders when computing net loss per share).
Net loss per share attributable to common shareholders
Net loss per share attributable to common shareholders increased to $1.36, compared to $0.41 for the nine months ended September 30, 2024. The increase was primarily driven by the changes noted above (including the $139.5 million change in fair value of warrant liabilities, representing $0.47 per basic and diluted share) plus the deemed dividend, as discussed above (representing $0.60 per basic and diluted share), partially offset by a higher weighted-average number of shares outstanding, primarily due to the conversion of preferred shares to common shares during the third quarter of 2025.
Liquidity and capital resources
Sources of liquidity
We have incurred losses from continuing operations since our inception, and as of September 30, 2025, we had an accumulated deficit of $2.3 billion. From our inception through September 30, 2025, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, cash received through sales of businesses, and through product and service sales made directly to customers. As of September 30, 2025, we had cash and cash equivalents of $14.3 million and investments of $109.3 million. Cash in excess of immediate requirements is typically invested primarily in money market funds, certificate of deposits and U.S. government debt securities in order to maintain liquidity and preserve capital.
In August 2024, we closed a public offering of 39,878,939 shares of our common stock, resulting in net proceeds to us of $30.9 million, after deducting underwriting discounts, fees, and an estimate of other offering expenses.
In December 2024, we issued 79,000 shares of 8.00% Series A Convertible Perpetual Preferred Stock with an initial liquidation preference and stated value of $1,000 per share, together with warrants to purchase 52,666,669 shares of common stock for net proceeds of approximately $78.5 million, after deducting offering expenses. In September 2025, all of the holders of the Series A Convertible Perpetual Preferred Stock converted their 79,000 shares into 54,937,411 shares of our common stock.
In September 2025, the Company entered into a Loan Agreement with investment entities managed by Pharmakon Advisors,

LP. The Company received net proceeds of $92,818 after deducting underwriting discounts and offering expenses of $7,182.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(64,371)	$(59,930)
Investing activities	(41,401)	44,653
Financing activities	90,562	32,179
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	15	(25)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(15,195)	$16,877
Cash flows from operating activities:
During the nine months ended September 30, 2025, our net loss was $227.1 million, which includes the following significant noncash expenses and benefits totaling $153.3 million: (i) $139.5 million of appreciation in the fair value of warrant liabilities prior to their reclassification to permanent equity in the third quarter of 2025, (ii) $3.9 million impairment of goodwill, (iii) $8.7 million of stock-based compensation expense, (iv) $2.1 million of depreciation and amortization expense, (v) $0.5 million for shares issued as payment for services, and (vi) $0.1 million related to accretion of debt discount and amortization of financing cost, partially offset by non-cash benefits of $1.5 million due to amortization of discounts on investments. In addition, changes in operating assets and liabilities provided $9.5 million of cash for operating activities.
During the nine months ended September 30, 2024, our net loss was $106.5 million, which includes the following significant noncash expenses and benefits totaling $46.1 million: (i) $34.5 million of impairment losses, (ii) $6.6 million of stock-based compensation expense, (iii) $3.9 million of depreciation and amortization expense, (iv) $2.9 million due to reclassification of cumulative translation losses, and (v) $0.6 million of shares issued as payment for services, offset by non-cash benefits of $1.7 million due to deferred income taxes and $0.7 million due to amortization of discounts on investments. In addition, changes in operating assets and liabilities provided $0.5 million of cash for operating activities.
Cash flows from investing activities:
During the nine months ended September 30, 2025, we purchased $39.4 million of investments, net of sales and maturities, and purchased $2.0 million of property, plant and equipment, primarily related to the build-out of our manufacturing facility.
During the nine months ended September 30, 2024, we received $52.1 million from sales and maturities of investment, net of purchases, and purchased $7.6 million of property, plant and equipment, primarily related to the build-out of our manufacturing facility.
Cash flows from financing activities:
During the nine months ended September 30, 2025, we received $93.5 million under the Loan Agreement with entities managed by Pharmakon Advisors LP (see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 9" appearing elsewhere in this Quarterly Report) and $1.1 million from the exercise of stock options, and made the following financing activity payments: $0.4 million for costs related to a prior year equity issuance, $0.5 million for costs related to the prior year preferred stock issuance, $1.8 million to taxing authorities related to vesting of equity awards, and $1.3 million for performance share units settled in cash.

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
•capital expenditures to expanding our manufacturing capabilities, including the potential manufacturing of other product candidates;
•the speed and scale of building our commercial operations as we prepare for commercial readiness;
•the sales price and availability of adequate third-party coverage and reimbursement for Papzimeos;
•selling and marketing activities undertaken in connection with the commercialization of Papzimeos, potential commercialization of any future product candidates, if approved, and costs involved in the creation of an effective sales and marketing organization;
•the timing of regulatory approval of our product candidates;
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
•the timing of and amount of payments under our indemnification accruals;
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

We are subject to a number of risks similar to those of other companies conducting high-risk, early-stage research and development of product candidates, as well as launching a first commercial product. Principal among these risks are dependence on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development, and clinical manufacturing of its product candidates. Our success is dependent upon our ability to continue to raise additional capital in order to fund ongoing research and development, obtain regulatory approval of our products, successfully commercialize our products, generate revenue, meet our obligations, and, ultimately, attain profitable operations.
Our consolidated financial statements as of September 30, 2025 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Based on current projections, management believes that its existing cash, cash equivalents and short and long-term investments, combined with anticipated potential revenue from the commercialization of Papzimeos, will enable us to continue our operations for at least one year from the date of this filing. We are subject to all of the risks inherent in the development of new products (including commercialization of Papzimeos), and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
Our ability to continue as a going concern is dependent upon the successful execution of management’s plans, which include the successful commercialization of Papzimeos. In addition, we may decide, or be required to raise additional capital. This additional capital could be raised through a combination of non-dilutive financings (including debt financings, collaborations, strategic alliances, monetization of non-core assets, marketing, distribution or licensing arrangements), dilutive financings (including equity and/or debt financings with an equity component) and, ultimately from revenue related to product sales, to the extent our product candidates receive marketing approval and can be commercialized. There can be no assurance that new financings or other transactions will be available to us on commercially acceptable terms, or at all, and such financings may adversely affect the holdings or rights of our stockholders and may cause significant dilution to existing stockholders.
See the section entitled "Risk Factors" in our 2024 Annual Report for additional risks associated with our substantial capital requirements.
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of September 30, 2025 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$6,805	$1,689	$2,953	$2,163	$—
Purchase commitments	278	115	163	—	—
Cash interest payable on long-term debt (*)	43,666	10,582	21,253	11,831	—
Long-term debt	100,000	—	—	100,000	—
Total	$150,749	$12,386	$24,369	$113,994	$—
(*) Interest is calculated using static annual rate of 10.67%, although our long-term debt carries a variable interest rate (see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 9" appearing elsewhere in this Quarterly Report).
In addition to the obligations in the table above, as of September 30, 2025, we are party to license agreements with various third parties that contain future milestones and royalty payment obligations related to development milestones and/or commercial sales of products that incorporate or use their technologies. Because these agreements are generally subject to termination by us or are dependent on certain condition precedents within our control, no amounts are included in the tables above. As of September 30, 2025, we also had research and development commitments with third parties totaling $6.4 million that had not yet been incurred.

Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under Security and Exchange Commission rules.
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
There have been no material changes to our critical accounting policies from those described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2024 Annual Report, except for the addition of inventory valuation. Beginning with the FDA's approval of Papzimeos in the third quarter of 2025, we began to capitalize inventory at Precigen related to Papzimeos. Inventory is stated at the lower of cost or net realizable value, and is determined using the first-in, first-out method. The Company evaluates inventory recoverability at each reporting period and adjusts net realizable value for excess, slow-moving, or obsolete inventory. If the net realizable value is lower than cost, the inventory is written down accordingly, and the resulting impairment charge is recognized as a component of cost of goods sold. Inventory used for clinical development purposes is expensed to research and development expense when consumed. Shipping and handling costs for product shipments to customers are recorded as incurred in cost of products sold.
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
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $123.6 million and $97.9 million as of September 30, 2025 and December 31, 2024, respectively. Our cash and cash equivalents and short-term investments consist of cash, money market funds, U.S. government debt securities, certificates of deposit, and corporate bonds. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our cash and cash equivalents and short-term and long-term investments may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
In addition to our investment portfolio, as of September 30, 2025, our long-term debt totaled $92.9 million and is subject to interest rate risk. Our long-term debt bears interest at a floating rate based upon the secured overnight financing rate ("SOFR"), plus a margin of 6.5% per annum. The SOFR is subject to a 3.75% floor. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the outstanding principal balance as of September 30, 2025, a hypothetical 100 basis point increase in SOFR would result in an approximate $1.0 million increase in annual interest expense.
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
There has been no change in our internal control over financial reporting during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2025, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
Risks Related to Our Financial Position and Capital Needs
Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.
On September 3, 2025, we and certain of our subsidiaries party thereto as guarantors entered into a Loan Agreement (the “Loan
Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership as the lenders thereunder (the
“Lenders”) and BioPharma Credit PLC as the collateral agent, each of which are investment entities managed by Pharmakon
Advisors, LP. The Loan Agreement provides for a 5-year senior secured term loan facility of up to $125.0 million, composed of two committed tranches: (i) an initial tranche in an aggregate principal amount of $100.0 million, which was funded on
September 3, 2025; and (ii) a delayed draw tranche in an aggregate principal amount of $25.0 million, which is available, subject to certain conditions, until June 29, 2027 (such tranches, collectively, the “Term Loans”). The Term Loans mature on
September 3, 2030 (the “Maturity Date”). The Term Loans bear interest at Term SOFR (three-month tenor), subject to a 3.75%
floor, plus 6.50%, payable quarterly. The Term Loans amortize in eight equal quarterly installments beginning on September
29, 2028 through the Maturity Date. The Term Loans may be voluntarily prepaid in whole (but not in part), and are subject to make-whole, prepayment premium and exit fees, and must be prepaid upon a Change in Control (as defined in the Loan
Agreement).
Our obligations under the Loan Agreement are secured by substantially all of our U.S. assets, including intellectual property.
Certain of our subsidiaries will, on and after September 3, 2025, be required to guarantee our obligations under the Loan
Agreement and, in connection with such guarantee, pledge substantially all of their assets, including intellectual property, to secure such guarantee. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, which place restrictions on our operating and financial flexibility. We and our subsidiaries are bound by certain affirmative covenants, including, without limitation, (i) information delivery requirements, (ii) obligations to maintain insurance, (iii) preservation of intellectual property and regulatory approvals, and (iv) compliance with applicable laws.
Additionally, we and our subsidiaries are subject to certain restrictive covenants, including, without limitation, (i) limitations on the incurrence of additional indebtedness, (ii) limitations on the incurrence of liens, (iii) restrictions on the payment of dividends and other restricted payments, (iv) restrictions on investments, (v) restrictions on asset transfers, (vi) restrictions on mergers and similar transactions, (vii) restrictions on amendments to organizational documents and material contracts, in each case subject to specified exceptions, (viii) minimum net sales and (ix) minimum liquidity. The Loan Agreement also contains customary representations and warranties, including, without limitation, with respect to (i) organization, authority and enforceability, (ii) financial condition, (iii) compliance with laws, (iv) intellectual property and regulatory matters, and (v) the absence of a material adverse change.
Our indebtedness could also have important negative consequences for our security holders and our business, results of operations and financial condition, including:

• we will need to repay the indebtedness by making payments of interest and principal, which will reduce the amount of cash available to finance our operations, our research and development efforts and other general corporate activities;
•our failure to comply with the obligations of our affirmative and restrictive covenants in the Loan Agreement could result in an event of default that, if not cured or waived, would permit the Lenders to accelerate our obligation to repay this indebtedness, and the Lenders could seek to enforce their security interest in the assets securing such indebtedness;
and
•we may be more vulnerable to downturns in our business, our industry or the economy in general.
In addition, we may borrow additional capital in the future to fund clinical development and our future growth, including pursuant to the Loan Agreement or potentially pursuant to new arrangements with different lenders. To the extent additional debt is added to our current debt levels, the risks described above could increase.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 15, 2025, we announced the holders of Precigen, Inc.’s 8.00% Series A Convertible Perpetual Preferred Stock (“Preferred Stock”) converted 79,000 shares of Preferred Stock (with an aggregate stated value of $79.0 million) into 54,937,411 shares of common stock of the Company, which were delivered to such holders on September 17, 2025 pursuant to the terms of our Amended and Restated Articles of Incorporation and such Preferred Stock at the then-current conversion rate of 695.4103 shares of our common stock per $1,000 of stated value of Preferred Stock.
The shares of our common stock issued upon conversion of the Preferred Stock were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended, as involving an exchange by us exclusively with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.
Item 3. Defaults on Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1†
Commercial Supply Agreement, dated August 13, 2025, by and between Precigen, Inc. and Catalent Maryland, Inc., originally filed as Exhibit 10.1 to Precigen’s Form 8-K filed with the SEC on August 18, 2025, which is incorporated by reference herein.

10.2†
Loan Agreement dated as of September 3, 2025, among Precigen, Inc., the guarantors signatory thereto, Biopharma Credit PLC as Collateral Agent, BPCR Limited Partnership and Biopharma Credit Investments V (Master) LP as Lenders, originally filed as Exhibit 10.1 to Precigen’s Form 8-K filed with the SEC on September 3, 2025, which is incorporated by reference herein.

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

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Precigen, Inc.
(Registrant)

Date: November 13, 2025	By:	/s/ HARRY THOMASIAN JR.
Harry Thomasian Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)