Form 10-K
period 2025-12-31
PRECIGEN, INC.
filed 2026-03-25
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   Yes   ☐    No  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes  ☐     No  ☒
As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates based upon the closing price of such shares on the Nasdaq Global Select Market on such date was approximately $219.4 million.
As of February 15, 2026, 353,928,672 shares of common stock, no par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

________________________
Precigen®, AdenoVerse®, UltraCAR-T®, RheoSwitch®, UltraVector®, RTS®, UltraPorator®, ActoBiotics®, Advancing Medicine With Precision®, RRP Awareness Day ®, Giving Voice to Inspire Change ®, and RheoSwitch Therapeutic System® are our and/or our affiliates' registered trademarks in the United States and GenVec™, Papzimeos™, Recurrent Respiratory Papillomatosis Awareness Giving Voice to Inspire Change™, RRP Awareness & Design™, and RRP Awareness Day Giving Voice to Inspire Change™ are our and/or our affiliates' common law trademarks in the United States. This Annual Report on Form 10-K, or Annual Report, and the information incorporated herein by reference contain references to trademarks, service marks, and trade names owned by us or other companies. Solely for convenience, trademarks, service marks, and trade names referred to in this Annual Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use or display of other companies' trade names, service marks, or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names, and service marks appearing in this Annual Report are the property of their respective owners. Unless the context requires otherwise, references in this Annual Report to "Precigen", "Company", "we", "us", and "our" refer to Precigen, Inc.
Special Note Regarding Forward-Looking Statements
This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report, including statements regarding our strategy; future events, including their outcome or timing; future operations; future financial position; future revenue; projected costs; prospects; plans; objectives of management; and expected market growth, are forward-looking statements. The words "aim", "anticipate", "assume", "believe", "continue", "could", "due", "estimate", "expect", "intend", "may", "objective", "plan", "positioned", "potential", "predict", "project", "seek", "should", "target", "will", "would", and the negatives of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements may relate to, among other things: (i) our commercialization plans in the United States, the European Union (“EU”), and elsewhere for our first commercial product, Papzimeos (zopapogene imadenovec-drba, PRGN-2012); (ii) our strategy and overall approach to our business model; (iii) our ability to successfully enter new markets or develop additional product candidates, including the expected timing and results of investigational studies, preclinical and clinical trials, and regulatory approvals; (iv) our or the ability of third-parties to consistently manufacture our product and product candidates on a timely basis (v) actual or anticipated variations in our operating results; (vi) our cash position; (vii) market conditions in our industry; (viii) our expectations regarding the size of the patient populations amenable to treatment with our product and product candidates; (ix) the volatility of our stock price; (x) the ability to protect our intellectual property and other proprietary rights and technologies; (xi) outcomes of pending and future litigation; (xii) the rate and degree of market acceptance of products developed by us, and competition from existing technologies and products or new technologies and products that may emerge; (xiii) our ability to retain and recruit key personnel; (xiv) expectations related to the use of proceeds from public offerings and other financing efforts; (xv) estimates regarding expenses, future revenue, capital requirements, and needs for additional financing; and (xvi) our expectations regarding pre-launch inventory, including the exception of future revenue to be generated from such inventory and timing of selling such inventory and (xvii) expectations regarding our gross margins from sales of Papzimeos.
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
Risks Related to Our Financial Position and Capital Needs
•We are substantially dependent on the commercial success of Papzimeos.
•We have a history of net losses, and we may not achieve or maintain profitability.
•We expect our future capital requirements will be substantial and will depend on many factors.

•Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

•Failure of the U.S. federal government to manage its fiscal matters or to raise or further suspend the debt ceiling may expose us to increased financial and operational risk.
Risks Related to the Discovery and Development of Our Product Candidates
•We are heavily dependent on the successful commercialization of Papzimeos in the U.S. and other jurisdictions, where we may obtain regulatory approval, and our ability to advance our current and future product candidates through clinical trials, obtain marketing approval, and ultimately commercialize them.
•The market opportunities for our product and product candidates may be smaller than we estimate.
•The regulatory approval processes of the United States Food and Drug Administration, or FDA, and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable, and we may be unable to obtain FDA approval of our product candidates. The denial or delay of any such approval would prevent or delay commercialization of our product candidates and adversely impact our potential to generate revenue, our business, and our results of operations.
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
Risks Related to the Commercialization of Our Product and Product Candidates and Other Legal Compliance Matters
•Our product and product candidates may fail to achieve the degree of market acceptance necessary for commercial success.

•Delays in obtaining regulatory approval of manufacturing processes and facilities or disruptions in manufacturing processes may delay or disrupt our commercialization efforts.

•Failure by us to maintain a manufacturing supply chain to appropriately and adequately supply Papzimeos for commercial and future clinical uses would adversely affect our ability to commercialize Papzimeos and our business and business prospects could be severely harmed.

•We rely on third parties for certain aspects of the manufacture of our product, and we expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or potential future commercialization efforts.
•Even if we receive marketing approval of a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.
•We have limited experience as a commercial company and the sales, marketing, and distribution of Papzimeos or any future approved products may be unsuccessful or less successful than anticipated.
•The successful commercialization of product and our product candidates will depend in part on the extent to which third-party payers provide coverage and adequate reimbursement levels.
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

•Enforcing our intellectual property rights may be difficult and unpredictable.
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
•As of February 15, 2026, Randal J. Kirk controlled approximately 34 percent of our common stock and may be able to control or significantly influence shareholder votes and other corporate actions.
•Sales of a substantial number of shares of our common stock in the public market could occur at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

PART I
Item 1.    Business
Overview
We are a commercial-stage biopharmaceutical company specializing in the advancement of innovative precision medicines to improve the lives of patients. We are leveraging our proprietary technology platforms to develop product candidates designed to target urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases.
We believe that our array of technology platforms uniquely positions us among other biotechnology companies to advance precision medicine. Precision medicine is the practice of therapeutic product development that takes into account specific genetic variations within populations impacted by a disease to design targeted therapies to improve outcomes for a disease or patient population. Our proprietary and complementary technology platforms provide a strong foundation to realize the core promise of precision medicine by supporting our efforts to construct powerful gene programs to drive efficacy, deliver these programs through viral, non-viral, and microbe-based approaches to drive lower costs, and control gene expression to drive safety. Our therapeutic platforms, including AdenoVerse immunotherapy, and UltraCAR-T, are designed to allow us to precisely control the level and physiological location of gene expression and modify biological molecules to control the function and output of living cells to treat underlying disease conditions. We have developed a proprietary electroporation device, UltraPorator, designed to further streamline and ensure the rapid and cost-effective manufacturing of UltraCAR-T therapies.
In August 2025, the FDA granted full approval to our product, Papzimeos (zopapogene imadenovec-drba, PRGN-2012), for the treatment of adults with recurrent respiratory papillomatosis (RRP). RRP is a rare, debilitating, and potentially life-threatening disease caused by chronic human papillomavirus (HPV) 6 or HPV 11 infection, which results in recurrent benign tumors in the respiratory tract. Papzimeos is a non-replicating adenoviral vector-based immunotherapy designed to express a fusion antigen comprising selected regions of HPV types 6 and 11 proteins. Papzimeos is designed to generate an immune response directed against HPV 6 and HPV 11 proteins in patients with RRP.
Our clinical pipeline includes PRGN-2009, which is based on our AdenoVerse immunotherapy platform; and PRGN-3005, PRGN-3006 and PRGN-3007, which are built on our UltraCAR-T platform. We have completed enrollment in the Phase 1b clinical trial of PRGN-3006. As part of the strategic prioritization of our pipeline we announced in August 2024 that we have paused enrollment in the PRGN-3005 and PRGN-3007 clinical trials. In addition, we announced a plan to continue PRGN-2009 Phase 2 clinical trials under a cooperative research and development agreement ("CRADA") with the National Cancer Institute ("NCI") in recurrent/metastatic cervical cancer and in newly diagnosed HPV-associated oropharyngeal cancer.
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
We have strategically focused our efforts on developing an innovative pipeline of therapies based on our transformative AdenoVerse immunotherapy and UltraCAR-T therapeutic platforms. A core focus of our research and development programs has been an effort to address the drawbacks associated with conventional cell and gene therapy manufacturing approaches. To this end, we are developing therapeutic candidates that reduce manufacturing risk by eliminating the need for centralized cell therapy manufacturing and have invested in internal manufacturing capabilities to reduce manufacturing risk for our pipeline assets.

Our Clinical Pipeline
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
cGMP Manufacturing Facility
We have built internal cGMP manufacturing capabilities for our AdenoVerse-based therapeutics in Germantown, Maryland, with the aim to reduce the risks associated with technology transfer and timing when outsourcing to contract manufacturing organizations. We are able to execute drug substance manufacturing at this facility in an expedited manner at reduced cost compared to contract manufacturing organizations. We expanded our drug substance cGMP manufacturing capabilities at this facility to support the commercial launch of Papzimeos. We will continue to evaluate internal and external strategies to support cGMP manufacturing needs of our AdenoVerse-based therapeutics.
Precigen's most advanced programs based on the AdenoVerse immunotherapy platform include: (i) Papzimeos, a non-replicating adenoviral vector-based immunotherapy designed to generate an immune response directed against HPV 6 and HPV 11 proteins in patients with RRP; and (ii) PRGN-2009, an investigational off-the-shelf AdenoVerse immunotherapy designed to activate the immune system to recognize and target HPV-associated cancers, which is in Phase 2 clinical trials for patients with HPV-associated cancers.
Papzimeos (zopapogene imadenovec-drba, PRGN-2012) - Our FDA Approved Commercial Product
Papzimeos (zopapogene imadenovec-drba, PRGN-2012) is a non-replicating adenoviral vector-based immunotherapy designed to express a fusion antigen comprising selected regions of HPV types 6 and 11 proteins—the root cause of RRP.
RRP is a rare, debilitating, and potentially life-threatening disease of the upper and lower respiratory tract caused by chronic HPV 6 or HPV 11 infection. RRP can lead to severe voice disturbance, compromised airways, and recurrent post-obstructive pneumonia. Although rare, RRP has the potential for transformation to malignant cancer and can be fatal. Management of RRP has primarily consisted of repeated surgeries, which do not address the underlying cause of the disease and can be associated with significant morbidity as well as significant patient and health system burden. As the number of lifetime surgeries increases, the risk for irreversible iatrogenic laryngeal injury increases with each surgery, and patients may undergo hundreds of these surgeries over their lifetimes. RRP can impact patients' work and social lives, financial stability, and mental health. Patients with RRP can experience substantial impacts to daily living with decreased quality of life and high health care utilization.
In August 2025, FDA granted full approval to Papzimeos for the treatment of adults with RRP. The Papzimeos approval marks a historic milestone for the RRP patient community as the first and only FDA-approved therapy for the treatment of adults with RRP. We completed submission of the rolling Biologics License Application (BLA) in December 2024 under an accelerated approval pathway; however, the FDA has granted Papzimeos full approval. As a result of Papzimeos receiving full FDA approval, a confirmatory clinical trial is no longer required.
The Papzimeos FDA approval was supported by data from the open-label, single-arm, pivotal study in adult patients with RRP:
•The pivotal study successfully met its primary safety and pre-specified primary efficacy endpoints.
•51% (18 out of 35) of study patients achieved Complete Response, requiring no surgeries in the 12 months after treatment with Papzimeos. These Complete Responses remained durable for over 12 months. Of the 18 patients with a Complete Response in the ongoing study, 15 patients have demonstrated continued Complete Response at median follow-up duration of 36 months.
•Papzimeos was well-tolerated with no dose-limiting toxicities and no treatment-related adverse events greater than Grade 2.
•Papzimeos induced HPV 6/11-specific T cell responses in RRP study patients with a significantly greater expansion of peripheral HPV-specific T cells in responders compared with non-responders.
The Pivotal Phase 1/2 clinical trial (clinical trial identifier: NCT04724980) evaluated safety and efficacy of Papzimeos. The study design included an initial 3+3 dose escalation cohort to identify the recommended Phase 2 dose ("RP2D"). Adult RRP patients who had three or more surgeries in the prior 12 months were eligible for the study. The study enrolled a total of 38 patients who were treated with subcutaneous injections of Papzimeos over a 12-week period. Of the 38 patients, 3 patients were treated with Papzimeos at a dose of 1×1011 particle units ("PU") per injection. Thirty-five patients were treated at a dose of 5×1011 PU per injection and were included in the efficacy evaluation.
Primary endpoints included safety and Complete Response rate defined as the percentage of patients who require no RRP surgeries in the 12-month period after PRGN-2012 treatment completion.
The demographic characteristics of the population were as follows: the median age was 50 years (range 20 to 88 years), 15 patients (39%) were female, 33 patients (87%) were White, 1 patient (3%) was Asian, 1 patient (3%) was African American, 1 patient (3%) was of “other” race, 2 patients (5%) were of unknown race, and 32 patients (84%) were non-Hispanic or Latino.

The mean (Standard Deviation) BMI was 28 (6) kg/m2. The median number of baseline surgical procedures performed in the 12 months prior to treatment was 4 (range 3 to 10).
Papzimeos treatment was well-tolerated with no dose-limiting toxicities and no treatment-related adverse events ("TRAEs") greater than Grade 2. All patients received four administrations of Papzimeos at the intended dose levels. TRAEs were mostly mild with no treatment-related serious adverse events reported. The most common adverse reactions (incidence ≥5%) included injection site reaction, fatigue, chills, pyrexia, myalgia, nausea, headache, tachycardia, diarrhea, vomiting and hyperhidrosis.
At a dose of 5×1011 PU per injection, 18 out of 35 patients achieved a complete response at 12 months resulting in a complete response rate of 51% [95% confidence interval ("CI") 34 to 69%].

Complete responses after Papzimeos treatment have been durable. Of the 18 patients with a complete response in the ongoing study, 15 demonstrated continued complete response with median duration of follow-up at 36 months (range: 27 to 37) as of September 19, 2025 data cutoff date. Median durability of response has yet to be reached.
Papzimeos treatment induced HPV 6/11-specific T cell responses in RRP patients with a significantly greater expansion of peripheral HPV-specific T cells observed in responders compared with non-responders. In 28 patients evaluated at completion of treatment, the induction of HPV 6- and HPV 11-specific T cell responses was higher in RRP patients demonstrating a clinical response to treatment, i.e. reduction in or elimination of the requirement for surgical debulking during the 12 months following completion of treatment, with mean fold-change from baseline of 164.9 versus 5.1 (p<0.018). This difference persisted at 12 weeks post-treatment, with mean fold-change of 61.5 in responders versus 11.5 in non-responders.
Following the FDA-approval, we launched Papzimeos in the United States as the first and only FDA approved treatment for adults with RRP. We estimate that there are approximately 27,000 adults patients in the United States living with RRP.
Commercial readiness efforts had been underway prior to the FDA approval of Papzimeos. We had selected Eversana, a leading provider of commercialization services to the global life sciences industry, to support launch strategy and commercialization of Papzimeos in the United States. In the United States, prior to FDA approval and Papzimeos launch, our Medical Science Liaisons had been interacting with health care professionals (“HCPs”) for appropriate scientific exchange related to RRP. Additionally, a team of National Account Directors and Key Account Directors organized many Pre-Approval Information Exchange (PIE) meetings with payers and population health decision makers at large hospital systems, in order to help prepare for ultimate market entry. We have established Papzimeos Support, a comprehensive patient support program to offer personalized services, including insurance navigation, financial assistance, and ongoing access support. Our field sales team was onboarded and fully deployed immediately following FDA approval, and continues to engage with large Integrated Delivery Networks (IDNs) as well as community physicians treating RRP patients.
Our market access team has successfully secured private health plan coverage with approximately ~215 million lives covered to date, including the majority of leading insurers. Papzimeos is also covered under Medicare and Medicaid. Papzimeos early demand is consistent with internal expectations, with patients being treated nationwide within IDN and community settings.
Papzimeos had been granted Breakthrough Therapy Designation and Orphan Drug designation for the treatment of RRP by the FDA. In addition, zopapogene imadenovec-drba has received Orphan Drug Designation for the Treatment of RRP from the European Commission as well. We submitted a Marketing Authorization Application (“MAA”) for zopapogene imadenovec-drba for the treatment of adults with RRP to the European Medicines Agency (“EMA”) in November 2025. The MAA has been validated by the EMA and is currently under review.
PRGN-2009
PRGN-2009, an investigational non-replicating adenoviral vector-based immunotherapy, based on our AdenoVerse platform, is designed to activate the immune system to recognize and target HPV+ solid tumors. PRGN-2009 leverages our UltraVector and AdenoVerse platforms to optimize HPV type 16, or HPV16, and HPV type 18, or HPV18, antigen design for delivery via a proprietary gorilla adenovector with a large genetic payload capacity and the ability for repeat administrations. Guided by our bioinformatics analysis and in silico protein engineering, PRGN-2009 encodes for a novel, multi-epitope antigen design to target HPV16 and HPV18 infected cells and potentially differentiates from the competition. PRGN-2009 has been engineered using our AdenoVerse platform to be replication deficient in vivo.
HPV infections account for 5 percent of all cancers globally, and 690,000 new cancer cases are attributable to HPV infections per year. HPV-related cancers include cervical, oropharyngeal, anal, penile, vaginal, and vulvar. Approximately 39,000 HPV-associated cancers are estimated to occur in the United States each year. HPV is considered responsible for more than 90% of anal and cervical cancers, approximately 75% of vaginal cancers, 70% vulvar cancers, more than 60% of penile cancers, and approximately 70% of cancers of the oropharynx. We have completed a Phase 1 clinical trial of PRGN-2009 as a monotherapy or in combination with bintrafusp alfa, or M7824, an investigational bifunctional fusion protein, for patients with HPV-associated cancers in collaboration with the National Cancer Institute, or NCI, pursuant to a cooperative research and development arrangement, or CRADA.
PRGN-2009 is being evaluated in two Phase 2 clinical trials for patients with newly-diagnosed HPV-associated oropharyngeal cancer cancers in collaboration with NCI pursuant to a CRADA.
The first Phase 2 clinical trial is designed to evaluate PRGN-2009 in combination with anti-PD1 antibody, pembrolizumab, in adult patients with newly-diagnosed HPV-associated oropharyngeal cancer. The primary objective of the study is to determine if there is an increase in CD3+ tumor infiltrating T cells post treatment compared with pre-treatment. Secondary objectives include safety and overall survival. The second Phase 2 clinical trial is designed to evaluate PRGN-2009 in combination with neoadjuvant chemotherapy in adult patients with newly-diagnosed HPV-associated oropharyngeal cancer. The primary objective of the study is to determine the rate of pathological complete response rates in patients receiving neoadjuvant chemotherapy alone or in combination with PRGN-2009. Secondary objectives include safety and recurrence free survival.
PRGN-2009 is also being evaluated in a randomized, open-label Phase 2 clinical trial of in combination with pembrolizumab to treat patients with recurrent or metastatic, or R/M, cervical cancer. Patients in the Phase 2 trial will be randomized 1:1 to the combination of PRGN-2009 and pembrolizumab (cohort 1) or pembrolizumab monotherapy (cohort 2). Patients randomized to the PRGN-2009 plus pembrolizumab cohort will receive PRGN-2009 via subcutaneous (SC) injection (5 x 1011 PU every 3 weeks for three administrations followed by administration each 6 weeks thereafter). Patients in the PRGN-2009 plus pembrolizumab cohort and pembrolizumab monotherapy cohort will receive pembrolizumab via intravenous (IV) infusion (400 mg every 6 weeks). Patients randomized to the pembrolizumab monotherapy cohort will be offered the option to crossover to the PRGN-2009 plus pembrolizumab cohort if certain conditions are met.
The primary objective of the Phase 2 trial in R/M cervical cancer is to assess the objective response rate (ORR) per RECIST v1.1 following treatment with PRGN-2009 in combination with pembrolizumab or pembrolizumab monotherapy. Secondary objectives include the evaluation of safety and tolerability, progression-free survival (PFS), overall survival (OS), best overall responses (BOR), Disease Control Rate (DCR), time to response and duration of response. The Phase 2 trial in R/M cervical cancer is enrolling patients with two additional clinical sites active in addition to NCI.
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
Our UltraCAR-T platform differentiates from the competition, and we believe it has the potential to address the shortcomings of current technologies and disrupt the CAR-T treatment landscape by increasing patient access through shortening manufacturing time from weeks to days, decreasing manufacturing-related costs, and improving outcomes. We advanced the UltraCAR-T platform to address the inhibitory tumor microenvironment by incorporating intrinsic checkpoint blockade without the need for complex and expensive gene editing techniques. The next generation of UltraCAR-T utilizes a single multicistronic transposon DNA and our overnight, decentralized manufacturing process of UltraCAR-T.
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
Precigen's most advanced program based on the UltraCAR-T platform is PRGN-3006, which has completed enrollment in a Phase 1b clinical trial for patients with relapsed or refractory acute myeloid leukemia, or AML.

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
AML is among the most common types of leukemia in adults with approximately 22,000 AML patients diagnosed in the United States annually. AML is a heterogeneous disease with 50-70 percent relapse rates and rapid progression. The prognosis for patients with AML is poor, with an average five-year survival rate of approximately 25 percent overall, and less than a 5 percent five‐year survival rate for patients older than 65. More than 10,000 cases of higher-risk MDS are diagnosed annually in the United States. Due to the aggressive nature of AML progression, rapid availability of treatment is of even greater importance in this patient population, and our non-viral UltraCAR-T manufacturing process would represent a significant potential advantage over current approaches that require long lead times for manufacturing.
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
Excellent dose-dependent expansion and persistence of PRGN-3006 in peripheral blood and bone marrow was observed following a single infusion in both the non-lymphodepletion and lymphodepletion cohorts highlighting the ability of UltraCAR-

T cells to engraft and survive even in the absence of lymphodepletion. Higher peak expansion (> 10 fold) in peripheral blood was observed in the lymphodepletion cohort compared to non-lymphodepletion cohort at the same dose level.
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

Advanced ovarian cancer is often fatal, with Stage IV survival rates as low as 20 percent, and has limited treatment options. Patients with ovarian cancer represent a large population, with approximately 325,000 patients diagnosed worldwide annually, including approximately 21,000 in the United States alone.
PRGN-3005 is in a 1/1b clinical trial designed to enroll in two phases, an initial dose escalation phase (Phase 1) followed by a dose expansion phase (Phase 1b). We have completed the Phase 1 dose escalation portion of the PRGN-3005 Phase 1/1b study. The Phase 1 portion of the study is a dual-arm, non-randomized, open-label clinical trial in patients with advanced, recurrent platinum-resistant ovarian, fallopian tube or primary peritoneal cancer. Patients in the Phase 1 dose escalation trial received either intraperitoneal, or IP (Arm 1), or intravenous, or IV (Arm 2), administration of PRGN-3005 without prior lymphodepletion. After receiving FDA clearance, we incorporated a cohort with lymphodepletion at Dose Level 3 of the IV arm in the Phase 1 study. The primary objectives of the Phase 1 trial included assessment of safety and maximum tolerated dose, or MTD, of PRGN-3005.
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
Precigen ActoBio (ActoBio)
ActoBio developed a proprietary class of microbe-based biopharmaceuticals designed to enable expression and local delivery of disease-modifying therapeutics. We refer to these microbe-based biopharmaceuticals as ActoBiotics. In 2024, the Company completed the shutdown of ActoBio's operations. ActoBio’s lead asset, AG019, is a disease modifying antigen-specific, investigational immunotherapy for the prevention, delay, or reversal of type 1 diabetes mellitus, or T1D. We have completed a Phase 1b/2a clinical trial of AG019 in patients with early-onset T1D. In connection with the shutdown of ActioBio's operations, ActoBio's portfolio of intellectual property is now available for prospective transactions.

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
As of December 31, 2025, Exemplar had 20 employees. Exemplar's primary domestic production facilities are located in Sioux County and Johnson County, Iowa, and include approximately 57,711 square feet of production, lab, and office facilities.
Competition: Healthcare Business
While we believe that our novel approach to developing innovative precision medicines utilizing our AdenoVerse and UltraCAR-T platforms to target the most urgent and intractable challenges in immuno-oncology, autoimmune disorders, and infectious diseases provides us with competitive advantages, our industry is highly competitive and subject to rapid and significant technological change. Many of our competitors have significantly greater financial, technical, and human resource capabilities than we do, and certain of our competitors may also benefit from local government subsidies and other incentives that are not available to us. In addition, mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. As a result of the resources available to our competitors, our competitors may be able to develop competing and/or superior technologies and processes, and compete more aggressively and sustain that competition over a longer period of time than we can.
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
AdenoVerse Immunotherapy
While we believe that our FDA-approved product Papzimeos for the treatment of RRP, is based on a novel design of antigen targeting HPV6 and HPV11 and use of our gorilla adenovector, we face competition in the treatment of RRP. We believe our main competitor in the field is INOVIO Pharmaceuticals. INOVIO is developing their investigational DNA vaccine INO-3107, which is delivered via use of an electroporation device and targets HPV6 and HPV11 antigens. The BLA for INO-3107 is currently under review by the FDA. In addition we believe that academic investigator initiated clinical trials to evaluate bevacizumab and pembrolizumab for RRP are in progress.
For our PRGN-2009 candidate in HPV-associated cancers, we believe that INOVIO Pharmaceuticals, BioNTech SE, PDS Biotechnology, NeoTrail Therapeutics, Nykode Therapeutics, and ViciniVax B.V. are developing immunotherapies that are in clinical testing. INOVIO's lead investigational candidate VGX-3100 is a plasmid DNA based vaccine, delivered via an electroporation device, is designed to increase T cell immune responses against the E6 and E7 antigens of HPV16 and HPV18. VGX-3100 is in clinical trials for anal dysplasia. INOVIO is also developing INO-3112, a DNA medicine candidate targeting HPV 16/18 and delivered via an electroporation device, combined with a DNA plasmid for IL-12 in combination with an anti-PD1 monoclonal antibody for locoregionally advanced, high-risk, HPV16/18 positive oropharyngeal squamous cell carcinoma. We believe BioNTech is developing BNT113, an investigational HPV16 E6/7 mRNA vaccine. We believe BNT113 in combination with an anti-PD1 monoclonal antibody is in a clinical trial for HPV16+PD1+ Head and Neck squamous cell carcinoma. We believe PDS Biotechnology is developing Versamune® HPV (previously PDS0101), an investigational HPV16 peptide vaccine for various HPV-associated cancers. We believe Versamune HPV is in clinical trials as monotherapy and combination therapy for recurrent/metastatic HPV16+ head and neck cancer, pre-metastatic HPV-associated oropharyngeal cancer, and HPV+ anal, cervical, head and neck, penile, vaginal, vulvar cancers. We believe NeoTrail Therapeutics is developing Eseba-vec (HB-200), acquired from Hookipa Pharma, based on two single-vector compounds with arenaviral backbones based on lymphocytic choriomeningitis virus and pichinde virus expressing the same transgene encoding an HPV16 E7E6 fusion protein, which is in a clinical trial for HPV16+ head and neck cancers. Cellid is developing BVAC-C, which is based on CeliVax technology that uses patient-derived B cells and monocytes transfected with E6/E7 recombination gene of HPV16 and HPV18 and loaded with an adjuvant for HPV-associated cancers. Nykode Therapeutics is developing abi-suva (VB10.16), a DNA-based therapeutic vaccine targeting malignancies caused by HPV16, which is being evaluated in a clinical trial for HPV16-positive Head and Neck Squamous Cell Carcinoma. ViciniVax B.V. is developing Vvax001, a T-cell–priming immunotherapy based on a self-amplifying RNA (saRNA) replicon delivered by a replication-incompetent Semliki Forest virus (SFV) vector encoding fusion HPV16 E6 and E7 protein is in a clinical trial.
In addition to our direct competitors developing vaccines for treatment of HPV-associated cancers, various development-stage companies are involved in different vaccine and immunotherapy technologies, including Bavarian Nordic. We also face competition from non-vaccine based approaches being developed by companies such as Kite, Iovance, Bristol-Myers Squibb, and Merck.
UltraCAR-T
Our lead product candidates include PRGN-3005, PRGN-3006, and PRGN-3007, each of which are built on our UltraCAR-T platform. While we are employing a novel approach, there are a number of competitors pursuing CAR-T cell therapies for the treatment of cancer. We believe that, among others, Regeneron Pharmaceuticals, and Anixa Biosciences are developing CAR-T based treatments for ovarian cancer and US WorldMeds is developing TCR-T based treatment for ovarian cancer. We believe that Essen Biotech, Senti Bio and Allogene Therapeutics are using cell therapy technologies to develop product candidates for the treatment of AML.
Regeneron Pharmaceuticals is developing 27T51(BBT-4015), which we believe is under development in Phase 1 clinical trial for the treatment of epithelial ovarian cancer, primary peritoneal cancer and fallopian tube cancer. 27T51 is based on autologous T cells modified with a lentiviral vector to express a CAR targeting cells expressing MUC16. Anixa Biosciences is developing an autologous CAR-T treatment targeting follicle stimulating hormone receptor (FSHR) for ovarian cancer, which we believe is in a clinical trial. Arsenal Biosciences is developing AB-1015 CAR-T, which we believe is in a clinical trial for platinum resistant ovarian cancer. US WorldMeds is developing uza-cel (ADP-A2M4CD8) TCR T-cell therapy that co-expresses CD8α co-receptor alongside the engineered TCR targeting MAGE-A4 which we believe is in a Phase 1clinical trial.
For the treatment of AML using cell therapies, we believe that Kite, 2seventy bio and Nkarta have product candidates in the most advanced clinical trials. We believe Arcellx is developing ACLX-002, CAR-T targeting CD123 based on ARC-SparX platform. We believe Allogene Therapeutics' allogeneic CAR-T therapy ALLO-316, targeting CD70 is manufactured using healthy donor T-cells that are engineered using lentiviral transduction to express CAR followed by gene editing to eliminate expression of TCR, is in preclinical development for CD70+ heme malignancies. Senti Bio is developing SENTI-202 an off-the-shelf logic-gated selective CD33 or FLT3 targeted CAR-NK cell therapy, which we believe is in early phase clinical trial for AML. Essen Biotech is developing a CAR-T therapy that targets CD33 or CD123 or both, which we believe is in a Phase 1/2 clinical trial for AML.
In addition to our direct competitors that are using CAR-T therapies specifically for the treatment of ovarian cancer and AML, the CAR-T technology space has significant other competition including from multiple companies and their collaborators, such as Novartis, Kite and Gilead, Bristol-Myers Squibb, Janssen and Legend Biotech, US WorldMeds, Autolus Therapeutics, Roche and Poseida Therapeutics, and Gracell and AstraZeneca. Various companies including AstraZeneca and EsoBiotec, Eli Lilly and Orna Therapeutics and Interius BioTherapeutics are evaluating in vivo CAR-T cell therapies. We also face competition from non-cell based cancer treatments offered by other companies such as Amgen, AstraZeneca, Merck, Abbvie, and Roche.
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
Our success depends, in part, upon our ability to obtain patents and maintain adequate protection for our intellectual property relating to our technologies and product pipeline. We have adopted a strategy of seeking patent protection in the United States and in other jurisdictions globally as we deem appropriate under the circumstances, with respect to certain of the technologies used in or relating to our technologies and product pipeline. For instance, where we believe appropriate, we have counterpart patents and patent applications in other jurisdictions, such as Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, Oman, Qatar, Saudi Arabia, Singapore, South Africa, Taiwan, and United Arab Emirates. In the future, we may file in these or additional jurisdictions as deemed appropriate for the protection of our technologies.
As of December 31, 2025, we owned or in-licensed patents in the United States and have pending United States patent applications relating to various aspects of our platforms and technologies, and we have pursued counterpart patents and patent applications in other jurisdictions around the world, as we have deemed appropriate. We continue to actively develop our portfolio through the filing of new patent applications, provisional and continuations or divisionals relating to our advancing technologies, methods and products as we and our collaborators deem appropriate.
We work to maintain protection for our key technologies including: our various switch technologies, with a last to expire patent currently in 2032; our portfolio around various gene delivery technologies and their use, with a last to expire patent in 2046; and our portfolio around various genetic componentry such as specialized vectors containing these genetic componentry and their use, with a last to expire patent in 2044. Although we have no certainty that these patents will not be subject to challenge in the future, as of this filing, there are currently no material contested proceedings and/or third-party claims with respect to any of these patent portfolios.
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
Platform Technology Designation
Under the Food and Drug Omnibus Reform Act (FDORA), a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA or BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA or BLA for a drug that uses or incorporates the platform technology. Designated platform technology status does not ensure that a drug will be developed more quickly or receive FDA approval. In addition, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation.
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
Under Regulation (EC) No 141/2000, PRGN-2012 Orphan drug designation in the European Union (EU) was granted by the European Commission in January 2024 based on a positive opinion issued by the EMA adopted by the Committee for Orphan Medicinal Products (COMP).

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
Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of our current product and any product candidates for which we may obtain regulatory approval. In the United States, sales of Papzimeos and any other product candidates for which regulatory approval for commercial sale is obtained will depend in part on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities and health programs in the United States such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all FDA-approved drugs for a particular indication. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The United States government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
In the EU, pricing and reimbursement schemes vary widely from member state to member state. While a product may usually be legally placed on the market in the EU once a marketing authorization has been obtained, meaningful market access in many EU member states depends on the completion of national pricing and reimbursement procedures. Some member states may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states may approve a specific price for a product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations may not allow favorable reimbursement and pricing arrangements.
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
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, as amended, among other things led to aggregate reductions in Medicare payments for all items and services, including prescription drugs and biologics, to service providers of, on average, 2 percent per fiscal year beginning April 1, 2013, and will remain in effect through 2032, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the American Rescue Plan Act of 2021 eliminated the statutory cap on drug manufacturers' Medicaid drug rebate program liability, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price, or AMP.
There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. The Inflation Reduction Act (“IRA”) was enacted in 2022. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (which began in 2024); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of Papzimeos and any other product candidate that we commercialize.
The federal government is presently pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how these proposals will be implemented, the policies could have a negative impact on the pharmaceutical industry and on our ability to receive revenues for Papzimeos or any other product candidate that we commercialize. The federal government has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the federal government is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Although the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S pharmaceutical sector and our business.
Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. Some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for Papzimeos or other product candidates that receive approval.
Adoption of other new legislation or regulation at the federal, state, or foreign level could further limit reimbursement for pharmaceuticals, including Papzimeos and our other product candidates if approved. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.
Research and Development
As of December 31, 2025, we had 47 employees supporting our research and development functions of our healthcare operations, including operational and facility activities. We incurred expenses of $41.3 million, $53.1 million and $48.6 million in 2025, 2024, and 2023, respectively, on research and development activities for continuing operations. We anticipate that our research and development expenditures could increase as we advance our healthcare programs and platforms. As of December 31, 2025, our primary domestic research and development, and production operation was located in laboratory and production facilities in Germantown, Maryland.
Financial Information
Collaboration revenues, product revenues, net, service revenues, and other revenues and operating loss for each of the last three fiscal years, along with assets and liabilities as of December 31, 2025, and 2024, are set forth in the consolidated financial statements, which are included in Item 8 of this Annual Report. Financial information about geographic areas is set forth in "Notes to the Consolidated Financial Statements - Note 16" appearing elsewhere in this Annual Report.

Human Capital Management
As of December 31, 2025, out of 160 employees, 140 support our healthcare operations, of which 47 support our research and development functions including operational and facility activities. Of these research and development employees, 35 have advanced degrees, of which 17 are PhDs. Our corporate employees provide support to our one subsidiary with ongoing operations and are responsible for the execution of all corporate functions, including executive, operational, finance, human resources, information technology, legal, and corporate communications. None of our employees are represented by a collective bargaining agreement.
We structure our compensation packages to compete for the best talent. Our compensation packages include a competitive base salary and bonus, the issuance of equity incentives, a 401(k) plan, and health and wellness benefits, including a health insurance plan with a Platinum actuarial value.
Our 2025 employee development initiatives included employee training targeting specific areas of interest, executive and manager coaching, and performance management, which encompass performance goals and competency evaluations.
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
Risks Related to Our Financial Position and Capital Needs
We are substantially dependent on the commercial success of Papzimeos
To date, we have invested substantial efforts and financial resources in the research, development and commercialization of Papzimeos and our product candidates. Our near-term prospects, including our ability to develop our product candidates and generate revenue, and our future growth are substantially dependent on the commercial success of Papzimeos. Although we received approval from the U.S. Food and Drug Administration, or FDA, we are pursing regulatory approval from the European Commission, and are preparing to file for approval from other foreign regulatory bodies, for Papzimeos for the treatment of RRP in adults, we can provide no assurances that we will obtain regulatory approval in any jurisdiction other than the U.S., which could have an adverse impact on our results of operations. In addition, the successful commercialization of Papzimeos will depend on a number of factors and involves risk, including some of the risks identified in these “Risk Factors.” One or more of these risks, many of which are beyond our control, could cause significant delays or an inability to successfully commercialize Papzimeos.
We have a history of net losses, and we may not achieve or maintain profitability.
We have incurred net losses since our inception, with the exception of 2022 where we had $28.3 million in net income due to the sale of TransOva, which generated a gain on divestiture of $94.7 million. As of December 31, 2025, we had an accumulated deficit of $2.3 billion. We expect to incur losses and negative cash flows from operating activities for the foreseeable future.
On August 14, 2025, we received FDA approval for Papzimeos for adults with RRP. We anticipate that our expenses will increase substantially as we commercialize Papzimeos, continue to advance the preclinical and clinical development of our existing product candidates and continue our research activities, and there is a significant risk that our product candidates will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval, or become commercially viable. As we commercialize Papzimeos and if we obtain regulatory approval of Papzimeos in other jurisdictions or indications or for our other product candidates, we expect we will incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We have and are devoting substantial resources to the commercial infrastructure for Papzimeos and have not yet achieved significant product revenue. A significant period of time could pass before Papzimeos generates significant product revenue, or commercialization of our various product candidates or before the execution of contractual relationships providing for up-front payments, milestones or royalties sufficient to achieve profitability. As a result, our expenses may exceed revenues for the foreseeable future, and we may not achieve profitability. If we fail to achieve profitability, or if the time required to achieve profitability is longer than we anticipate, we may not be able to continue our business. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We expect our future capital requirements will be substantial and will depend on many factors.
Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to commercialize Papzimeos, continue the preclinical and clinical development of our current and future programs and commercialize other product candidates. We expect our future capital requirements will be substantial and will depend on many factors, including:
•the timing, receipt, and amount of sales of Papzimeos;
•progress in our research and development programs, as well as the magnitude of these programs;
•capital expenditures related to building out our manufacturing capabilities, further commercialization of Papzimeos and preparing for commercial readiness for product candidates;
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

We raised approximately $30.9 million in net proceeds in an offering of equity securities in August 2024 and approximately $78.5 million in net proceeds in an offering of equity securities in December 2024 and we entered into a Loan Agreement (as defined below) that provides for a 5-year senior secured term loan facility of up to $125.0 million in September 2025. If future financings involve the issuance of equity securities, our existing shareholders would suffer further dilution. If we raise further debt financing, we may be subject to additional restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and continue to incur losses, our ability to fund our operations, take advantage of strategic opportunities, develop product candidates or technologies, commercialize or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of our product and product candidates resulting from our technologies, curtail or cease operations or obtain funds through strategic transactions or other collaborative and licensing arrangements that may require us to relinquish commercial rights, or grant licenses on terms that are not favorable to us. In addition, raising funds in the current macroeconomic and geopolitical environment may present additional challenges. For example, adverse macroeconomic or geopolitical conditions, such as the disruption and uncertainty caused by heightened inflation and interest rates and slower economic growth or recession, uncertainty caused by tariffs and trade policies, and geopolitical conflicts such as the war between Russia and Ukraine and the conflict in the Middle East, could result in a sustained disruption in the capital markets. We cannot predict the extent or duration of such macro-economic and geopolitical disruptions, and if they deepen or persist, this could negatively impact our ability to raise capital on favorable terms, or at all. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.
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
Our indebtedness could also have important negative consequences for our security holders and our business, results of operations and financial condition, including:
•we will need to repay the indebtedness by making payments of interest and principal, which will reduce the amount of cash available to finance our operations, our research and development efforts and other general corporate activities;
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
Congressional disagreement over the federal budget and the maximum amount of debt the federal government is permitted to have outstanding (commonly referred to as the “debt ceiling”) has previously caused the U.S. federal government to shut down for periods of time. Generally, if effective legislation to fund government operations and manage the level of federal debt is not enacted, the federal government may suspend its investments for certain government accounts, among other available options, in order to prioritize payments on its obligations. A failure by the U.S. Congress to pass spending bills or address the debt ceiling at any point in the future would increase the risk of default by the U.S. on its obligations, the risk of a lowering of the U.S. federal government's credit rating, and the risk of other economic dislocations. Such a failure, or the perceived risk of such a failure, could consequently have a material adverse effect on the financial markets and economic conditions in the U.S. and globally. For example, over the last several years, the U.S. government has shut down several times, including for 43 days beginning in October 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown or other disruption occurs again in the future, it may have negative consequences for us, including:
• devaluation in any U.S. government bond investments held by the Company;
• inability to access capital markets, or increased difficulty in doing so; or
•government shutdown, or reduced operation, of agencies such as the FDA, which could impede our ability to progress our planned clinical development of product candidates.
Risks Related to the Discovery and Development of Our Product Candidates
We are heavily dependent on the successful commercialization of Papzimeos in the U.S. and other jurisdictions, where we may obtain regulatory approval, and our ability to advance our current and future product candidates through clinical trials, obtain marketing approval, and ultimately commercialize them.
We currently have one product approved for commercial sale, Papzimeos, which was approved by the FDA on August 14, 2025, for adults with RRP and are otherwise early in our development efforts. We initiated our first clinical trial for our lead programs in October 2018 and, other than Papzimeos, currently have a pipeline of clinical and preclinical programs. Our ability to generate product revenues, will depend heavily on the successful commercialization of Papzimeos in the United States and in other jurisdictions, if approved. as well as the successful development and eventual commercialization of some or all of our existing product candidates, and any future product candidates we develop, which may never occur. Our current and future product candidates will require additional preclinical or clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other jurisdictions, coverage from pricing and reimbursement authorities, sufficient cGMP manufacturing supply for both preclinical and clinical development and commercial production, building of a commercial organization and substantial investment, and significant marketing efforts before we generate any revenues from product sales.
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
•the ongoing build up of our commercialization organization and successful launch of commercial sales of our product candidates, if approved;
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
•maintenance of a continued acceptable safety, tolerability and efficacy profile of product candidates following approval;
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
The market opportunities for our product and product candidates may be smaller than we estimate.
Our projections of both the number of people who have the diseases we are targeting, as well as the subset of people with these diseases who are in a position to receive our product and product candidates, and who have the potential to benefit from treatment with our product and product candidates, are based on our own estimates. These estimates may be inaccurate or based on imprecise data. We do not have verifiable internal marketing data regarding the potential size of the commercial market for any of our product and product candidates, nor have we obtained current independent marketing surveys to verify the potential size of the commercial markets for our current product and product candidates or any future product candidates. Since our current product and product candidates and any future product candidates represent novel approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from product and product candidates.
For example, our estimates of the number of people who have recurrent respiratory papillomatosis, or RRP, the indication for Papzimeos, is based on our own internal estimates including, commissioned research which reviewed a variety of sources, including scientific literature, surveys of treating physicians, analogous products based on disease severity, prevalent population and efficacy of therapy and other forms of market research. These estimates may be inaccurate or based on imprecise data. As RRP is a rare disease and there are currently no approved therapeutics for RRP other than Papzimeos, limited research is available regarding its prevalence and severity and the market opportunity for a therapeutic. In addition, the addressable market opportunity for Papzimeos will depend on, among other things, the labeling for Papzimeos as agreed with the U.S. Food and Drug Administration or comparable regulatory authorities in other jurisdictions, acceptance by the medical community and patient access and drug pricing and reimbursement. In addition, the prevalence of RRP could be reduced as a result of the increased use of vaccines like Gardasil. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product or product candidate or new patients may become increasingly difficult to identify or gain access to, all of which could materially adversely affect our business, financial condition, results of operations and prospects.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be materially harmed.
The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. There can be no assurance that we will not experience problems or delays in developing new product candidates and that such problems or delays will not cause unanticipated costs, or that any such development problems can be solved. We also may experience unanticipated problems or delays in expanding our manufacturing capacity, which may delay or prevent the completion of clinical trials and the commercialization of our product and product candidates on a timely or profitable basis, if at all. For example, we, a collaborator, or another group may uncover a previously unknown risk with any of our product candidates, which may prolong the period of observation required for obtaining regulatory approval, may necessitate additional clinical testing, or may otherwise result in a change in the requirements for approval of any of our product candidates. For example, although Papzimeos has been approved by the FDA for the treatment of adults with RRP, we may be unable to obtain approval for Papzimeos in any jurisdiction outside the United States, including in the European Union.
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
The field of gene therapy is still early in development. The FDA first approved a gene therapy for use in humans in 2017, and to date has only approved a limited number. Clinical trials with gene therapies have encountered a multitude of significant technical problems in the past, including unintended integration with host DNA leading to serious adverse events, poor levels of protein expression, transient protein expression, viral overload, immune reactions to either viral capsids utilized to deliver DNA, DNA itself, proteins expressed or cells transfected with DNA. There can be no assurance that our development efforts will be timely or successful, that we or our collaborators will receive the regulatory approvals necessary to initiate clinical trials, where applicable, or that we will be able to successfully commercialize a product candidate other than Papzimeos enabled by our technologies. To the extent that we utilize viral constructs or other systems to deliver gene therapies and the same or similar delivery systems demonstrate unanticipated and/or unacceptable side effects in preclinical or clinical trials conducted by ourselves or others, we may be forced to, or elect to, discontinue development of such product candidates.
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
Papzimeos and our product candidates are novel, complex, and difficult to manufacture.
The manufacturing processes that we use to produce our product and product candidates for human therapeutics are complex and novel. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error, or disruptions in the operations of our suppliers. Our synthetic biology product candidates require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic often cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product will perform in the intended manner. Accordingly, it is necessary to employ multiple steps to control our manufacturing process to assure that the product or product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, or insufficient inventory. We have developed our proprietary electroporation device, UltraPorator, to permit the rapid and cost-effective manufacturing of our

UltraCAR-T therapies, but we may face challenges in the production and implementation of this device, which may, in turn, adversely impact the therapeutic candidates. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA, or other applicable standards or specifications with consistent and acceptable production yields and costs.
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
Our product and our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.
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
Additionally, for Papzimeos or if any of our other product candidates receive marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to healthcare practitioners, and provider certification. Such requirements could prevent us from achieving or maintaining market acceptance of our product or product candidates and could significantly harm our business, prospects, financial condition, and results of operations.
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

We have chosen to prioritize commercialization of Papzimeos and the selective development of certain of our product candidates. We may expend our limited resources on product candidates or indications that do not yield a successful product and fail to capitalize on other opportunities for which there may be a greater likelihood of success or may be more profitable.
Because we have limited resources, we are required to strategically prioritize our application of resources to particular development efforts, including the commercialization of Papzimeos for the treatment of RRP. As part of the strategic prioritization, we decided to minimize spending on our UltraCAR-T programs, and have paused enrollment in PRGN-3005 and PRGN-3007 UltraCAR-T clinical trials. We have also reduced our focus on preclinical programs, while continuing select projects we believe could provide future near-term validation of our technology platforms. We have also shut down our ActoBio subsidiary operations. Though we have started to commercialize Papzimeos, there is no assurance that Papzimeos will be profitable and by deprioritizing the other programs and product candidates, we may be failing to capitalize on opportunities for which there may be a greater likelihood of success or be more profitable, and our revenues, financial condition, and results of operations may be adversely affected.
We may seek designation for our AdenoVerse platform technology as a designated platform technology, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.
We may seek designation for our AdenoVerse platform technology as a designated platform technology. Under FDORA, a platform technology incorporated within or utilized by a drug or biological product is eligible for designation as a designated platform technology if: (1) the platform technology is incorporated in, or utilized by, a drug approved under an NDA or BLA; (2) preliminary evidence submitted by the sponsor of the approved or licensed drug, or a sponsor that has been granted a right of reference to data submitted in the application for such drug, demonstrates that the platform technology has the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on quality, manufacturing, or safety; and (3) data or information submitted by the applicable person indicates that incorporation or utilization of the platform technology has a reasonable likelihood to bring significant efficiencies to the drug development or manufacturing process and to the review process. A sponsor may request the FDA to designate a platform technology as a designated platform technology concurrently with, or at any time after, submission of an IND application for a drug that incorporates or utilizes the platform technology that is the subject of the request. If so designated, the FDA may expedite the development and review of any subsequent original NDA or BLA for a drug that uses or incorporates the platform technology. Even if we believe our AdenoVerse platform technology meets the criteria for such designation, the FDA may disagree and instead determine not to grant such designation. In addition, the receipt of such designation for a platform technology does not ensure that a drug will be developed more quickly or receive a faster FDA review or approval process. Moreover, the FDA may revoke a designation if the FDA determines that a designated platform technology no longer meets the criteria for such designation. For example, in July 2025, the FDA revoked Sarepta Therapeutics’ platform technology designation for AAVrh74 given new safety information that suggested the preliminary evidence on which the designation was based was insufficient to demonstrate that its platform technology had the potential to be incorporated in, or utilized by, more than one drug without an adverse effect on safety.
Risks Related to the Commercialization of our Product and Product Candidates and Other Legal Compliance Matters
Our product and product candidates may fail to achieve the degree of market acceptance by physicians, patients, third-party payers, and others in the medical community necessary for commercial success.
Ethical, social, and legal concerns about gene and cell therapies could result in additional regulations restricting or prohibiting our product and product candidates. Even with the requisite approvals from the FDA in the United States, the EMA in the European Union, and other regulatory authorities internationally, the commercial success of Papzimeos and of our product candidates will depend, in part, on their acceptance by physicians, patients, and healthcare payers as medically necessary, cost-effective, and safe. Public perception may be influenced by claims that gene and cell therapies are unsafe, and Papzimeos and any product candidate that we commercialize may not gain acceptance by physicians, patients, healthcare payers, and others in the medical community. In particular, our success will depend upon appropriate physicians prescribing treatments that involve the use of our product and product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue to make the products profitable.

Failure by us to maintain a manufacturing supply chain to appropriately and adequately supply Papzimeos for commercial and future clinical uses would adversely affect our ability to commercialize Papzimeos and our business and business prospects could be severely harmed.
The manufacture of Papzimeos must comply with applicable regulatory standards for commercial uses and current and potential future clinical trials. The process of manufacturing Papzimeos is complex and subject to several risks, including:
•the ability to consistently manufacture and attain sufficient production yields with acceptable quality control and quality assurance to meet market demand for our commercialization of Papzimeos, as well as the needs for continuing clinical trials;
•our ability to maintain existing commercial supply agreements and to establish additional or alternative supply agreements if necessary, including our ability to successfully transfer manufacturing technology and attain regulatory approval at any such additional or alternative suppliers;
•supply chain issues, including the timely availability of product and management of shelf-life, including raw materials, active pharmaceutical ingredient, or API, and drug product and other supplies, and the cost of procuring the foregoing, any of which may be impacted by a number of factors, including the effects of macroeconomic or other global conditions, such as increased tariffs, renegotiation of existing international trade agreements, escalating trade tensions and other trade restrictions;
•shortage of qualified personnel internally or at any of our third party suppliers;
•our ability to safeguard our manufacturing facilities from harm by physical or cyber threats; and
•ongoing compliance with regulatory requirements, which vary in each country.
As a result of these and other risks, we may be unable to maintain a manufacturing infrastructure and supply chain capable of providing Papzimeos for commercial use, which could delay or adversely affect our product commercialization efforts; result in lost sales; delay or result in a cessation of our current or potential future clinical trials; delay or preclude potential future regulatory approvals of Papzimeos in other jurisdictions or indications; and could cause financial and reputational harm.
We rely on third parties for certain aspects of the manufacture of our product, and we expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or potential future commercialization efforts.
While we currently use our internal cGMP manufacturing capabilities in Germantown, Maryland for the commercial manufacturing of Papzimeos bulk drug substance, we rely, and expect to continue to rely, on third parties for certain aspects of commercial manufacture, packaging and distribution. This reliance on third parties increases the risk that we will not have sufficient quantities of our product on a timely basis or at all, or that such quantities will be available at an acceptable cost or quality, which could delay, prevent or impair our development ongoing commercialization efforts.
We rely on third-party manufacturers, which entails additional risks, including:
•failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•failure of third-party manufacturers to perform the manufacturing process adequately;
•breach of supply agreements by the third-party manufacturers;
•failure to supply components, intermediates, services, or product according to our specifications;
•failure to supply components, intermediates, services, or product according to our schedule or at all;
•misappropriation or disclosure of our proprietary information, including our trade secrets and know-how; and
•termination or non-renewal of agreements by third-party manufacturers at times that are costly or inconvenient for us.

For example, our third party vendors have, from time to time, experienced a number of deviations with respect to the production of our product. Although such incidents have not. to date, had a material impact on our commercialization efforts, developments of this type, or other failures by our third party vendors, could adversely impact our business.
Third-party manufacturers may not be able to comply with current good manufacturing processes, or cGMP, regulations or similar regulatory requirements inside or outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product. If our manufacturers are unable to comply with cGMP regulation or similar regulatory requirements outside the United States or if the FDA or other regulatory authorities do not approve their facility upon a pre-approval inspection, our therapeutic candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and similar regulatory requirements outside the United States that might be capable of manufacturing our product, and our product candidates if and when approved. Therefore, our product and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the commercialization of our product or the clinical development, marketing approval and potential future commercialization of our product candidates.
Furthermore, if we breach or are perceived to breach our contractual obligations or otherwise default under our agreements with third parties, or if we otherwise have contractual disputes with such third parties, it may lead to adverse outcomes, including potential delays, unforeseen expenses, or the termination of those contracts. We do not currently have a second source for certain required materials used for the manufacture of finished product and we are dependent upon certain third parties for certain steps in our manufacture and distribution process for Papzimeos. If our current manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of Papzimeos and our product candidates could delay, prevent or impair our development and both our current and potential future commercialization efforts.
Delays in obtaining regulatory approval of manufacturing processes and facilities or disruptions in manufacturing processes may delay or disrupt our commercialization efforts.
Before we can begin to commercially manufacture our additional product candidates for human therapeutics, we must obtain regulatory approval from the FDA for the applicable manufacturing process and facility. This will likely require the manufacturing facility to pass a pre-approval inspection by the FDA. A manufacturing authorization must also be obtained from the appropriate European Union regulatory authorities.
In order to obtain FDA approval, we will need to ensure that all of the processes, methods, and equipment are compliant with cGMP and perform extensive audits of vendors, contract laboratories, and suppliers. While we currently use our internal cGMP manufacturing capabilities in Germantown, Maryland for the commercial manufacturing of Papzimeos, we may rely on third parties to commercially manufacture our other product candidates. If we, any of our vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation(s) or while we work to identify suitable replacement vendors. The cGMP requirements govern, among other things, quality control of the manufacturing process, raw materials, containers/closures, buildings and facilities, equipment, storage and shipment, labeling, laboratory activities, data integrity, documentation policies and procedures, and returns. In complying with cGMP, we will be obligated to expend time, money, and effort in production, record keeping, and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action that could adversely affect our business, results of operations, financial condition, and cash flows, including the inability to sell any products that we may develop.
Even after we receive marketing approval, we remain subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. If we fail to comply or experience unanticipated problems with our products, we may be subject to administrative and judicial enforcement, including monetary penalties, for non-compliance and our approved products, if any, could be deemed misbranded or adulterated and prohibited from continued distribution.
Papzimeos and other product candidates we obtain regulatory approval for, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, and submission of safety and other postmarket information. Regulatory approvals also may be subject to a REMS, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly postmarketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The FDA guidance advises that patients treated with some types of gene therapy undergo follow-up observations for potential adverse events for as long as 15 years. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other government agencies to ensure compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers' compliance with these regulations and standards, but we may ultimately be responsible for any of their failures.
If we fail to comply with applicable regulatory requirements for Papzimeos or following approval of any of our product candidates, a regulatory authority may take a range of adverse actions, including, among other things, issuing a warning letter, imposing monetary penalties, restricting or suspending manufacturing, or causing us to withdraw the product from the market.
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
Obtaining and maintaining marketing approval of our product and current and future product candidates in one jurisdiction does not mean that we will be successful in obtaining and maintaining marketing approval of our product and current and future product candidates in other jurisdictions.
Obtaining and maintaining marketing approval of our product and current and future product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain marketing approval in any other jurisdiction, while a failure or delay in obtaining marketing approval in one jurisdiction may have a negative effect on the marketing approval process in others. For example, even if the FDA grants marketing approval of a product candidate, as for Papzimeos, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing, and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
We may also submit marketing applications in other countries. For example, we have submitted a MAA for zopapogene imadenovec-drba for the treatment of adults with RRP to the EMA in November 2025. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign marketing approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product and product candidates will be harmed.
We have limited experience as a commercial company and the sales, marketing, and distribution of Papzimeos or any future approved products may be unsuccessful or less successful than anticipated..
Though we have obtained regulatory approval from the FDA for Papzimeos, as a company, we have no prior experience commercializing a product for any indication. The success of our commercialization efforts is difficult to predict and subject to the effective execution of our business plan, including, among other things, the continued development of our internal and contracted sales, marketing, manufacturing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the development and management of such capabilities. Further, given our lack of experience commercializing products, we do not have a track record of successfully executing a commercial launch. There is a risk that we underestimate the level of demand for a product, which could require us to change a manufacturing process to increase production yields and changes to a manufacturing process are time consuming and subject to regulatory, financial, and operational risks. If we are unsuccessful in accomplishing our objectives and executing on our business plan, or if our commercialization efforts do not develop as planned, we may not be able to successfully commercialize Papzimeos and any future approved products, we may require significant additional capital and financial resources, we may not achieve or maintain profitability, and we may not be able to compete against more established companies in our industry.
Although we have been developing our commercial infrastructure for the commercialization of Papzimeos, we have chosen to utilize a contracted sales force. We may choose, in the future, to develop our own sales force for Papzimeos or other product candidates. There are costs and risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. We must also compete with other biotechnology companies to recruit, hire, train and retain marketing and sales personnel.
Alternatively, we may wish to establish collaborations with third parties to maximize the potential of Papzimeos or our product candidates in jurisdictions in which Papzimeos or a product candidate has been approved. Our industry is characterized by intense competition. Therefore, we may not be successful in entering into such commercialization arrangements with third parties on favorable terms, or at all. In addition, we may have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell, market and distribute our products effectively.
There can be no assurance that we will be able to develop the necessary commercial infrastructure and capabilities to successfully commercialize Papzimeos or our other product candidates or be able to establish or maintain relationships with third parties necessary to perform these services. As a result, we may not successfully commercialize any product in any jurisdiction.
The successful commercialization of our product and product candidates will depend in part on the extent to which third-party payers, including governmental authorities and private health insurers, provide coverage and adequate reimbursement levels, as well as implement pricing policies favorable for our product and product candidates. Failure to obtain or maintain coverage and adequate reimbursement for our product and product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.
The availability of coverage and adequacy of reimbursement by third-party payers, including managed care plans, governmental healthcare programs, such as Medicare and Medicaid and private health insurers is essential for most patients to be able to afford medical services and pharmaceutical products such as our product and product candidates that receive FDA approval. Our ability to achieve acceptable levels of coverage and reimbursement for our product and product candidates or procedures using our product and product candidates by third-party payers will have an effect on our ability to successfully commercialize our product and product candidates. Obtaining coverage and adequate reimbursement for our product and product candidates may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product or product candidate is used may not be available. A decision by a third-party payer not to cover or not to separately reimburse for our product or product candidates or procedures using our product or product candidates could reduce physician utilization of our products once approved. Assuming there is coverage for our product and product candidates, or procedures using our product or product candidates by a third-party payer, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the European Union, or elsewhere will be available for our product or current or future product candidates, or for any procedures using such product or product candidates, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.
There is significant uncertainty related to the insurance coverage and reimbursement of newly-approved products. The Medicare and Medicaid programs are increasingly used as models in the United States for how private third-party payers and other governmental payers develop their coverage and reimbursement policies for drugs and biologics. Some third-party payers may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payers will decide with respect to the coverage and reimbursement for our product or product candidates.
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
Significant developments that may adversely affect pricing in the United States include proposed drug pricing and Medicare reforms by Congress and regulatory changes to Medicare Part B and Medicare Part D, additional changes to the Affordable Care Act under the current Administration and trends in the practices of managed care groups and institutional and governmental purchasers, including consolidation of our customers. The Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2 percent Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030.On August 16, 2022, the Inflation Reduction Act of 2022, was signed into law, which among other things, includes prescription drug provisions that have significant implications for the pharmaceutical industry and beneficiaries, including extending enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries. On August 29, 2023, the Department of Health and Human Services announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.
The current administration is pursuing policies to reduce regulations and expenditures across the U.S. government, including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. Some these actions include (1) directing agencies to reduce workforce and make program cuts, (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending, (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force, developing a strategic plan directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, (4) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans; (5) imposing tariffs on imported pharmaceutical product; (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working cross government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. For example, on April 15, 2025, outlining several actions the Secretary of HHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a “most favored nation” drug pricing policy that would tie US drug prices to the prices paid for drugs in other countries. Since the May 12, 2025 “most favored nation” executive order, the Trump administration has continued to exert pressure on drug manufacturers to implement “most favored nation” pricing and has suggested that it may impose significant tariffs on pharmaceuticals if such pricing is not implemented. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, the U.S. Supreme Court’s recent Loper Bright decision described above could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass healthcare-related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.
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

Further, the vote in the United Kingdom in favor of exiting the EU, referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. The United Kingdom has transposed the GDPR into domestic law with a United Kingdom version of the GDPR, or the U.K. GDPR, which took effect in January 2021. While the U.K. GDPR currently imposes substantially the same obligations as the GDPR, the UK Data (Use and Access) Act, which received Royal Assent in June 2025 modifies the U.K. GDPR in a manner that deviates from the GDPR and permits further deviations in the form of regulatory guidance or secondary legislation, creating further risk of divergent parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for violations. The GDPR and U.K. GDPR also impose strict rules on the transfer of personal data to countries outside the European Economic Area or the United Kingdom, respectively, including the United States. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from the European Economic Area to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in December 2031 unless the European Commission re-assesses and renews or extends that decision. We and many other companies may need to implement different or additional measures (such as the European Commission-approved Standard Contractual Clauses or the U.K. Government-approved International Data Transfer Agreement) to establish or maintain legitimate means for the transfer and receipt of personal data from the European Economic Area and the United Kingdom to the United States.
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
We have previously entered into, and may in the future enter into, collaboration arrangements to develop product candidates enabled by our technologies. For example, because of our strategic reprioritization of our pipeline to focus on Papzimeos, we have minimized UltraCAR-T spend and instead have focused on strategic partnerships to further advance such UltraCAR-T programs. We may face significant competition in seeking appropriate partners for our product candidates, and the negotiation process may be time-consuming and complex. There can be no guarantee that we can successfully manage these relationships, as they involve complex interests and our interests and our collaborators' interests may diverge.
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
We may be sued for product liability.
We face an inherent risk of product liability exposure related to the testing of our product candidates in human trials as well as any product liability claims related to the use of Papzimeos. Product liability claims may be brought against us by subjects enrolled in our trials, patients, healthcare providers or others using, administering, or selling our products.
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
We do not carry insurance for all categories of risks that our business may encounter, and insurance coverage is becoming increasingly expensive. We do not know if we will be able to maintain existing insurance with adequate levels of coverage, and any liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. If we obtain marketing approval for any product candidates, we intend to acquire insurance coverage to include the sale of commercial products, but we may be unable to obtain such insurance on commercially reasonable terms or in adequate amounts. Required coverage limits for such insurances are difficult to predict and may not be sufficient. If potential losses exceed our insurance coverage, our financial condition would be adversely affected. In the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources. Clinical trials or regulatory approvals for any of our product or product candidates could be suspended, which could adversely affect our results of operations and business, including by preventing or limiting the development and commercialization of any product or product candidates that we may develop.
The livestock products of Exemplar are subject to disease outbreaks that can increase the cost of production and/or reduce production harvests, and the loss of existing livestock would result in the loss of commercial technology.
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
The markets for our product and product candidates are highly competitive. Competitors and potential competitors may develop products and technologies that make ours obsolete or garner greater market share than ours.
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
In the area of infectious diseases, we have Papzimeos, which is based on our AdenoVerse immunotherapy platform, for the treatment of RRP. We believe there are competitors in this area, including INOVIO Pharmaceuticals with their investigational DNA vaccine INO-3107 targeting HPV6 and HPV11 antigens.
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

If we lose key personnel, including key management personnel, or are unable to attract and retain additional personnel, it could delay our product development programs, harm our research and development efforts, and we may be unable to continue to commercialize our product and product candidates.
Our business involves complex operations and requires a management team and employee workforce that is knowledgeable in the many areas in which we operate. The loss of any key members of our management, including our Chief Executive Officer, Helen Sabzevari Ph.D., or the failure to attract or retain other key employees who possess the requisite expertise for the conduct of our business, could prevent us from developing and commercializing our product and product candidates for our target markets and executing on our business strategy.
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
We rely on various information systems to manage our operations and to store information, including sensitive data such as confidential business information and personally identifiable information. These systems have been and continue to be vulnerable to interruption or malfunction, including due to events beyond our control, and to unauthorized access, computer hackers, ransomware, malware, viruses. fraudulent use attempts, phishing attacks, and other security problems. Failure of these systems or any significant breach of our data security could have an adverse effect on our business and may materially adversely affect our operating results and financial condition.
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
We have international assets and may have international operations and additional international assets in the future. Our international operations and assets may be subject to various economic, social, and governmental risks.
Our international assets and any future international operations may expose us to risks that could negatively impact our future results. Our operations may not develop in the same way or at the same rate as might be expected in a country with an economy similar to the United States. The additional risks that we may be exposed to in these cases include, but are not limited to:
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
As a result of the Company's decision to shutdown ActoBio's operations and Exemplar's reporting unit’s annual goodwill impairment test, the Company recorded a $3.9 million goodwill impairment charge in the year ended December 31, 2025. See Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report for additional discussion.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2025, we had net operating loss carryforwards of approximately $1.12 billion for United States federal income tax purposes available to offset future taxable income, including $911.9 million generated after 2017, United States capital loss carryforwards of $1.4 million, and United States federal and state research and development tax credits of $17.9 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or ("Section 382"). Net operating loss carryforwards generated prior to 2018 will expire if unutilized from 2025 to 2037, and capital loss carryforwards will expire if unutilized from 2025 to 2027. As a result of our past issuances of stock, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. As of December 31, 2025, we had utilized all net operating losses subject to Section 382 limitations, other than those losses inherited via acquisitions. As of December 31, 2025, approximately $31.5 million of domestic net operating losses were acquired via acquisition and are limited based on the value of the target at the time of the transaction. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation. As of December 31, 2025, our direct foreign subsidiaries included in continuing operations had foreign loss carryforwards of approximately $80.1 million, most of which do not expire.
Risks Related to Our Intellectual Property
Our ability to compete may decline if we do not adequately protect our proprietary technologies or if we lose some of our intellectual property rights through costly litigation or administrative proceedings.
Our success depends in part on our ability to obtain patents and maintain adequate protection of our intellectual property in the United States and abroad for our suite of technologies and products and product candidates. We have adopted a strategy of seeking patent protection in the United States and abroad with respect to certain of the technologies used in or relating to our technologies and product pipeline. We have also in-licensed rights to additional patents and pending patent applications in the United States and abroad. We intend to continue to apply for patents relating to our technologies, methods, and products as we deem appropriate.
For instance, we pursue protection of switch technologies, gene delivery technologies, and genetic componentry related to our pipeline products. In addition, we seek patents covering specific collaborator's products. We have also filed patents and patent applications in other jurisdictions, such as Australia, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, Oman, Qatar, Saudi Arabia, Singapore, South Africa, Taiwan, and United Arab Emirates. In the future we may file in these or additional jurisdictions as deemed appropriate for the protection of our technologies.
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
In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product and product candidates.
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
Our use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.
We may use and integrate artificial intelligence (AI) into our business processes. Use of this technology presents risks and challenges that could affect our business both in our own development and implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect its adoption, and therefore our business. Specifically, risks related to accuracy, bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies.
The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain AI technology can give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property and intellectual property infringement, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.
Additionally, we expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict.
Our vendors may incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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
Our stock price has been, and is likely to continue to be, volatile. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this "Risk Factors" section, or for reasons unrelated to our operations, such as reports by media or industry analysts, investor perceptions or negative announcements by our collaborators regarding their own performance, as well as industry conditions and general financial, economic and political instability. From January 1, 2024 through February 15, 2026, our common stock has traded as high as $5.23 per share and as low as $1.11 per share. The stock market in general, as well as the market for biopharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may be influenced by many factors, including, among others:
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
As of December 31, 2025, Randal J. Kirk controlled approximately 34 percent of our common stock. If our executive officers and directors choose to act together, they may be able to significantly influence our management and operations, acting in their own best interests and not necessarily those of other shareholders.
We have historically been controlled and principally funded by Randal J. Kirk, our Executive Chairman, and affiliates of Mr. Kirk, including Third Security. As of February 15, 2026, Mr. Kirk and shareholders affiliated with him beneficially owned approximately 34 percent of our voting stock, and our executive officers and directors, as a group, owned approximately 37 percent of our voting common stock. Mr. Kirk may be able to control or significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, and he may be able to exert significant influence on other corporate actions as a result of his role as our Executive Chairman and status as a significant shareholder. Further, our executive officers and directors, acting together as shareholders, would be able to significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions, as well as our management and affairs. The interests of this group of shareholders may not always coincide with the interests of other shareholders, and they may act in a manner that advances their best interests and not necessarily those of other shareholders. This concentration of ownership control may:
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

In addition, as of December 31, 2025, there were 28,153,192 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, other contractual limitations and federal securities law limitations. As of December 31, 2025, there were 3,367,051 restricted stock units and performance stock units outstanding. Shares issuable upon the exercise of such options and upon vesting of the restricted stock units and performance stock units can be freely sold in the public market upon issuance and once vested. Additionally, as of December 31, 2025, we had 2,048,892 shares available for grant under the 2019 Incentive Plan for Non-Employee Service Providers and 11,458,631 shares available for grant under the 2023 Omnibus Incentive Plan. In addition, as of December 31, 2024, there were approximately 70,222,215 shares of common stock initially underlying the Series A Preferred Stock and 52,666,669 shares of common stock initially underlying the Warrants. The exercisability of the Series A Preferred Stock and the Warrants is contingent upon us obtaining stockholder approval to increase the number of authorized shares of common stock.
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
Item 2.    Properties
We establish the geographic locations of our research and development operations and production facilities based on proximity to the relevant market expertise and access to available talent pools. The following table shows information about our primary lab operations used in our healthcare operations as of December 31, 2025:

Location	Square Footage
Germantown, Maryland	61,048

Our primary domestic production and lab facilities for Exemplar are located in Sioux County and Johnson County, Iowa, and include approximately 57,711 square feet of production, lab, and office facilities.
Our primary administrative offices, including our manufacturing facility for Papzimeos, are located in Germantown, Maryland. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments" appearing elsewhere in this Annual Report.

Item 3.    Legal Proceedings
In the course of our business, we are involved in litigation and legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. As of December 31, 2025, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
As of February 15, 2026, we had 271 holders of record of our common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
The following graph shows a comparison from December 31, 2020, through December 31, 2025 of the cumulative total return for our common stock; the Standard & Poor's 500 Stock Index, or the S&P 500 Index; and the Nasdaq Biotechnology Index. The graph assumes that $100 was invested at the market close on December 31, 2020, in the common stock of Precigen, Inc., the S&P 500 Index, and the Nasdaq Biotechnology Index, and data for the S&P 500 Index and the Nasdaq Biotechnology Index assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Comparison of 60 Month Cumulative Total Return
Assumes Initial Investments of $100
December 2018

225.00
200.00
175.00
150.00
125.00
100.00
75.00
50.00
25.00
0.00
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/29/2023
12/29/2023
3/29/2024
6/28/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
Precigen, Inc.
S&P 500 Index Total Returns
Nasdaq Biotechnology Index

Company / Index	Base Period 12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021
Precigen, Inc.	$100.00	$67.55	$63.92	$48.92	$36.37
S&P 500 Index	100.00	106.17	115.25	115.92	128.71
Nasdaq Biotechnology Index	100.00	99.28	108.17	106.85	99.37

Company / Index	3/31/2022	6/30/2022	9/30/2022	12/30/2022	3/31/2023	6/30/2023	9/29/2023	12/29/2023
Precigen, Inc.	$20.69	$13.14	$20.78	$14.90	$10.39	$11.27	$13.92	$13.14
S&P 500 Index	122.79	103.02	97.99	105.40	113.30	123.20	119.17	133.10
Nasdaq Biotechnology Index	87.54	78.77	79.17	88.53	86.68	85.67	83.07	91.84

Company / Index	3/29/2024	6/28/2024	9/30/2024	12/31/2024	3/31/2025	6/30/2025	9/30/2025	12/31/2025
Precigen, Inc.	$14.22	$15.49	$9.29	$10.98	$14.61	$13.92	$32.25	$40.98
S&P 500 Index	147.15	153.46	162.49	166.40	159.29	176.72	191.08	196.16
Nasdaq Biotechnology Index	93.08	95.51	100.18	90.58	89.18	88.83	102.54	119.92
Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities
(a) Sales of Unregistered Securities
On September 15, 2025, the holders of Precigen, Inc.’s 8.00% Series A Convertible Perpetual Preferred Stock (“Preferred Stock”) converted 79,000 shares of Preferred Stock (with an aggregate stated value of $79.0 million) into 54,937,411 shares of common stock of the Company, which were delivered to such holders on September 17, 2025 pursuant to the terms of our Amended and Restated Articles of Incorporation and such Preferred Stock at the then-current conversion rate of 695.4103 shares of our common stock per $1,000 of stated value of Preferred Stock.
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
(c) Issuer Repurchases of Equity Securities
None.
Item 6.    [Reserved]
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, Part I, Item 1, "Business" and Item 8, "Financial Statements and Supplementary Data." For information on risks and uncertainties related to our business that may make past performance not indicative of future results, or cause actual results to differ materially from any forward-looking statements, see "Special Note Regarding Forward-Looking Statements," and Part I, Item 1A, "Risk Factors." Refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for the fiscal year 2024 compared to fiscal year 2023.
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
Our commercial product, Papzimeos (zopapogene imadenovec-drba, PRGN-2012), is the first and only US Food and Drug Administration (“FDA”) approved therapy for the treatment of adults with recurrent respiratory papillomatosis (“RRP”). Papzimeos is a non-replicating adenoviral vector-based immunotherapy designed to express a fusion antigen comprising selected regions of human papillomavirus (HPV) types 6 and 11 proteins. Papzimeos is designed to generate an immune response directed against HPV 6 and HPV 11 proteins in patients with RRP. Discovered and designed in Precigen's labs using Precigen's proprietary AdenoVerse therapeutic platform, Papzimeos represents a new therapeutic paradigm for RRP.
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
Fiscal Year 2025 Business Update
In August 2025, the U.S. Food and Drug Administration ("FDA") granted full approval of Papzimeos for the treatment of adults with RRP. RRP is a rare, debilitating, and potentially life-threatening disease caused by chronic human papillomavirus ("HPV") 6 or HPV 11 infection, which results in recurrent benign tumors in the respiratory tract. RRP can lead to severe voice disturbance, a compromised airway, and recurrent post-obstructive pneumonias. Management of RRP has primarily consisted of repeated surgeries, which do not address the root cause of the disease and can be associated with significant morbidity as well as significant patient and health system burden. The approval of Papzimeos marks a historic milestone for the RRP patient community as the first and only FDA-approved therapy for the treatment of adults with RRP. As a result of Papzimeos receiving full FDA approval, a confirmatory clinical trial is not required.
Papzimeos is a non-replicating adenoviral vector-based immunotherapy designed to express a fusion antigen comprising selected regions of HPV types 6 and 11 proteins—the root cause of RRP. Papzimeos is delivered via four subcutaneous injections over a 12-week interval. Papzimeos approval is supported by safety and efficacy data from the pivotal Phase 1/2 clinical trial published in the Lancet Respiratory Medicine. The pivotal study successfully met its primary safety and pre-specified primary efficacy endpoints. Papzimeos was well-tolerated with no dose-limiting toxicities and no treatment-related adverse events greater than Grade 2. Of the patients in our study, 51% (18 out of 35) achieved complete response, requiring no surgeries in the 12 months after treatment with Papzimeos. These complete responses have been durable after Papzimeos treatment with median follow-up of 36 months as of a September 19, 2025 data cutoff.
See further discussion of 2025 financing transactions below under the Liquidity and capital resources section of Item 7.
Financial operations overview
Sources of revenue
Exemplar generates product and service revenues through the development and sale of genetically engineered miniature swine models. We recognize revenue when control of the promised product or service is transferred to the customer. In 2025, revenues generated by Exemplar became less significant to the Company, and we expect this significance to greatly diminish into the future.
During the fourth quarter of 2025, we began generating revenue from commercial sales of Papzimeos, our FDA‑approved immunotherapy for RRP. While revenues from Papzimeos were limited in the year due to the timing of our commercial launch, we anticipate our future revenue to primarily be generated from Papzimeos product sales.
As we transition to a commercial‑stage company, our future revenues will increasingly depend on our ability to successfully commercialize Papzimeos, advance our proprietary programs, and bring additional products enabled by our technology platforms to market.
We anticipate that collaboration revenue will remain minimal in the near term, except in cases of future strategic transactions involving our platforms or programs. Should new collaboration agreements or strategic transactions be executed, revenue could be positively impacted.
Accordingly, there can be no assurance as to the timing, magnitude, and predictability of revenues, if any, to which we might be entitled.
Cost of products and services and gross margin
Cost of products and services consists of manufacturing costs, transportation and freight-in, and indirect overhead costs (including salary and benefits related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Papzimeos, and costs related to our Exemplar business, which includes primarily labor, supplies, feed used in production, and facility charges. Approximately $4.4 million of our cost of products and services in 2025 relates to our Exemplar business.

For the year ended December 31, 2025, the cost of products and services includes the costs of Papzimeos sales. Prior to August 14, 2025, regulatory approval and subsequent commercialization of Papzimeos and thus the possibility of future economic benefits from Papzimeos sales were not considered probable and inventory-related costs were expensed as incurred. As such, the inventory recognized on the Consolidated Balance Sheet at December 31, 2025 does not include any costs incurred prior to August 14, 2025, which is referred to as pre-launch inventory. In addition, the cost of products related to Papzimeos on the Consolidated Statement of Operations for the year ended December 31, 2025 is comprised of the sale of pre-launch inventory, which only includes costs incurred subsequent to August 14, 2025, including period costs that were not absorbed into inventory. As of December 31, 2025, the amount of future estimated net revenues represented by existing physical pre-launch inventories is approximately $85 million based on our current pricing assumptions and projected demand for our recently approved commercial product. Due to the fact that commercialization began in late 2025, these estimates are inherently subject to significant uncertainty.
The Company expects that it will finish selling all of the pre-launch inventories in 2026. Projected sales derived from pre-launch inventories depend on several factors that could materially impact actual realized results, including the timing and scale of product adoption within our target patient population, and payer coverage. As a result, the cost of products sold related to Papzimeos will initially reflect a lower average per unit cost of materials (excluding period costs that are expensed as incurred), as pre-launch inventory is utilized for commercial production and sold to customers. As pre-launch inventory continues to absorb costs through the manufacturing process, we expect the current gross margins (exclusive of period costs expensed as incurred) will gradually decrease as pre-launch inventory is sold and will stabilize between high 80 percentages and low 90 percentages when pre-launch inventories are expected to be completely sold based on current forecasts, which include significant risks given that Papzimeos is the first therapy available to patients with RRP.
Research and development expenses
We recognize research and development expenses as they are incurred. Our research and development expenses consist primarily of:
•salaries and benefits, including stock-based compensation expense, as well as severance costs related to personnel in research and development functions, if such costs exist;
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
•facility-related expenses, which include direct depreciation costs and unallocated expenses for rent and maintenance of facilities and other operating costs; and
•other manufacturing costs related to the manufacture of drug products that have not yet been approved by the FDA.
Our research and development expenses primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services. Prior to August 2024, the Company was progressing preclinical and clinical programs that targeted urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases, including PRGN-3005, PRGN-3006, PRGN-3007, PRGN-2009, PRGN-2012 and AG019. As discussed in "Notes to the Consolidated Financial Statements - Note 1 " appearing elsewhere in this Annual Report, in August 2024, we announced a strategic prioritization of our clinical portfolio and streamlining of resources, to focus on potential commercialization of the PRGN-2012 AdenoVerse® immunotherapy for the treatment of RRP. We also continue to advance PRGN-2009, and we have completed enrollment in the Phase 1b clinical trial of PRGN-3006. Exemplar's research and development activities relate to new and improved pig research models. Following the FDA approval of Papzimeos in August 2025, we no longer expect to record research and development expenses related to PRGN-2012 for adults. Future costs associated with this product for adults are expected to be classified as costs of products or capitalized as inventory.
We currently track external research and development ("R&D") expenses by platform, although we do not accumulate or track R&D expenses by individual product candidate or program. Preparing such information solely for external reporting would not reflect management’s view of the business or how R&D activities are managed. A significant portion of our R&D spending supports the development, optimization, and operation of our core therapeutic platforms and shared technologies rather than any single drug candidate.
Management evaluates R&D activities and makes resource allocation decisions based on the nature of the underlying expenses, which align with how our R&D operations are structured and managed.The table below presents R&D expenses by nature of cost for the periods presented.

	2025	2024
External development expense:
AdenoVerse immunotherapy platform	$11,550	$11,347
UltraCAR-T therapeutics platform	1,131	4,713
ActoBiotics Platform	—	810
Other	2,207	3,079
Total Direct external research and development expense	14,888	19,949
R&D personnel expense	19,859	25,493
R&D facility and depreciation expense	5,888	7,254
Other R&D expense	698	374
Total research and development expense	$41,333	$53,070
In addition to the strategic prioritization in 2024, the amount of research and development expenses may be impacted by, among other things, the number and nature of our own proprietary programs.
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
Other income (expense), net
Other income and expense, net consists primarily of changes in the fair value of warrant liabilities (until the warrants were classified into equity in 2025), interest expense related to the term loans entered into in 2025 that mature in 2030, and interest earned on our cash and cash equivalents and short-term and long-term investments, which may fluctuate based on amounts invested and changing interest rates. See "Notes to the Consolidated Financial Statements - Notes 10 and 12 " appearing elsewhere in this Annual Report for further discussion.

Results of operations
Comparison of the year ended December 31, 2025 to the year ended December 31, 2024
The following table summarizes our results of operations for the years ended December 31, 2025, and 2024, together with the changes in those items in dollars and as a percentage (dollar amounts in thousands):

	Year Ended December 31,		Dollar Change	Percent Change
	2025	2024
	(In thousands)
Revenues
Collaboration and licensing revenues	$1,818	$—	$1,818	N/A
Product revenues, net	3,975	422	3,553	>200%
Service revenues	3,891	3,503	388	11.1%
Total revenues	9,684	3,925	5,759	146.7%
Operating expenses
Cost of products and services	4,823	4,267	556	13.0%
Research and development	41,333	53,070	(11,737)	(22.1)%
Selling, general and administrative	70,128	41,293	28,835	69.8%
Impairment of goodwill	3,907	7,409	(3,502)	(47.3)%
Impairment of other noncurrent assets	—	32,915	(32,915)	(100.0)%
Total operating expenses	120,191	138,954	(18,763)	(13.5)%
Operating loss	(110,507)	(135,029)	24,522	(18.2)%
Total other income (expense), net	(140,132)	7,001	(147,133)	>(200)%
Loss before income taxes	(250,639)	(128,028)	(122,611)	95.8%
Income tax benefit (expense)	(3)	1,793	(1,796)	(100.2)%
Net Loss	(250,642)	(126,235)	(124,407)	98.6%
Deemed dividend on preferred stock	(179,000)	—	(179,000)	N/A
Net loss attributable to common shareholders	$(429,642)	$(126,235)	$(303,407)	>200%
Net loss per share attributable to common shareholders, basic and diluted	$(1.37)	$(0.47)	$(0.90)	192%
Collaboration and licensing revenues
Collaboration and licensing revenues increased by $1.8 million, compared to the year ended December 31, 2024. In September 2025, the Company and PTC Therapeutics mutually agreed to terminate their existing exclusive channel collaboration ("ECC") agreement. As a result, the Company recognized the remaining deferred revenue associated with the agreement, totaling $1.8 million. There was no comparable revenue recognized in the prior year period.
Product and services revenues
Product and service revenues increased $3.9 million or 100.4%, compared to the year ended December 31, 2024. The increase was primarily driven by the commencement of Papzimeos product revenue, which totaled $3.4 million in 2025 following its commercial launch, and no such revenue existed in 2024. Exemplar service revenue increased by $0.5 million, reflecting growth in service activity.
Cost of products and services
Cost of products and services increased $0.6 million or 13.0%, compared to the year ended December 31, 2024. The increase was primarily as a result of higher service revenues at our Exemplar subsidiary compared to the prior year and Papzimeos cost of products, which approximated $0.4 million, and was not present in the prior year. Papzimeos cost of products recognized in the period relates to inventory manufactured prior to FDA approval and includes 2025 fourth quarter period costs that were not included in inventory

Research and development expenses
Research and development expenses decreased by $11.7 million, or 22.1%, compared to the year ended December 31, 2024. The decrease was primarily driven by a $5.4 million reduction in costs associated with ActoBio, including depreciation, amortization, personnel and other research and development costs after its operations were closed in 2024. External services also declined by approximately $4.0 million, due to reduced activity for contract research organizations as a result of the strategic prioritization of our pipeline announced in the third quarter of 2024. In addition, in August 2025, manufacturing related costs began to be classified as inventory with the FDA approval of Papzimeos. These costs were classified as research research and development expenses prior to the FDA approval.
Selling, general and administrative expenses
SG&A expenses increased by $28.8 million, or 69.8%, compared to the year ended December 31, 2024. This increase was primarily driven by a $27.3 million increase in costs incurred related to Papzimeos commercial readiness, including sales force expansion, marketing and advertising as well as professional and other fees associated with the commercial launch of Papzimeos.
Impairment of goodwill and other noncurrent assets
In connection with the suspension of ActoBio’s operations, we recorded $34.5 million of impairment charges related to goodwill and long-lived assets in the second quarter of 2024. Additionally, in the second quarter of 2025, we recorded $3.9 million of impairment charge related to the Exemplar reporting unit, compared to $5.8 million of impairment charge related to the Exemplar reporting unit in the prior year. See "Notes to the Consolidated Financial Statements - Note 9" appearing elsewhere in this Annual Report for further discussion of ActoBio long-lived assets and goodwill impairment and Exemplar goodwill impairment.
Total other income (expense), net
Total other income (expense) net, changed from income of $7.0 million to expense of $140.1 million, resulting in a decrease of $147.1 million, or >(200)% compared to the year ended December 31, 2024. This decrease was primarily driven by a $139.5 million increase in the fair value of warrant liabilities prior to their reclassification into permanent equity in the third quarter of 2025. Substantially all of the increase in the fair value of warrant liabilities was as a result of an increase in our common stock price at the valuation date compared to December 31, 2024.
In addition, the prior year included an $8.5 million gain on the sale of intellectual property and royalty rights related to FCX-007 in December 2024, which did not recur in the current year. See "Notes to the Consolidated Financial Statements - Note 2" appearing elsewhere in this Annual Report for further discussion on gain on transfers of nonfinancial assets.
Deemed dividend on preferred stock
On September 15, 2025, all Series A Preferred Stockholders converted their 79,000 shares (stated value of $79.0 million) into 54,937,411 shares of common stock at the then-current conversion rate of 695.4103 shares per $1,000. Because the conversion feature resulted in a variable number of common shares to be issued, the conversion was accounted for as a redemption under Accounting Standards Codification ("ASC") 260, resulting in the recording of a $179.0 million non-cash deemed dividend as a reduction to additional paid-in capital (and an increase in net loss attributable to common shareholders when computing net loss per share).
Net loss per share attributable to common shareholders
Net loss per share attributable to common shareholders (basic and diluted) increased to $1.37 for the year ended December 31, 2025 , compared to $0.47 for the year ended December 31, 2024. The increase was primarily driven by the changes noted above (including the $139.5 million change in fair value of warrant liabilities, representing $0.45 per basic and diluted share) plus the deemed dividend, as discussed above (representing $0.57 per basic and diluted share), partially offset by a higher weighted-average number of shares outstanding, primarily due to the conversion of preferred shares into common shares during the third quarter of 2025.

Liquidity and capital resources
Sources of liquidity
We have incurred losses from operations since our inception, and as of December 31, 2025, we had an accumulated deficit of $2.3 billion. From our inception through December 31, 2025, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, and through product and service sales made directly to customers, and sales of non-core businesses. As of December 31, 2025, we had cash and cash equivalents of $30.2 million and short-term and long-term investments of $70.1 million. Cash in excess of immediate requirements is typically invested primarily in money market funds, United States government debt securities, and certificates of deposit in order to maintain liquidity and preserve capital.
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
In December 2024, we issued 79,000 shares of 8.00% Series A Convertible Perpetual Preferred Stock with an initial liquidation preference and stated value of $1,000 per share, together with warrants to purchase 52,666,669 shares of common stock for net proceeds of approximately $78.5 million, after deducting offering expenses, which expenses had not been paid as of December 31, 2025.
In September 2025, the Company entered into a loan agreement with investment entities managed by Pharmakon Advisors, LP. The Company received net proceeds of $92,818 after deducting fees and expenses of $7,182. See "Notes to the Consolidated Financial Statements - Note 10" appearing elsewhere in this Annual Report for further discussion on this loan agreement.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below (dollar amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$(87,831)	$(68,173)	$(66,930)
Investing activities	(1,535)	(20,714)	(3,087)
Financing activities	90,048	110,583	29,589
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	35	(27)	(320)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$717	$21,669	$(40,748)
Cash flows from operating activities:
In 2025, our net loss was $250.6 million, which includes the following significant noncash expenses and benefits totaling $156.2 million: (i) $139.5 million of appreciation in the fair value of warrant liabilities prior to their reclassification to permanent equity in the third quarter of 2025, (ii) $3.9 million impairment losses, (iii) $10.9 million of stock-based compensation expense, (iii) $3.2 million of depreciation and amortization expense, (iv) $0.5 million of shares issued as payment for services, and (v) $0.4 million of accretion of debt discount and amortization of deferred financing costs, partially offset by non-cash benefits of $2.2 million due to amortization of discounts on investments. In addition, changes in operating assets and liabilities provided $6.6 million of cash for operating activities.
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
Our 2025 cash used in operations increased by $19.7 million from the year ended December 31, 2024, primarily due to increased cash outflows associated with commercialization expenses for Papzimeos.
Our 2024 cash used in operations increased by $1.2 million from the year ended December 31, 2023, primarily due to increase in cash outflows related to ActoBio during 2024 as we ceased operations and paid severance costs.
Cash flows from investing activities:
During 2025, we purchased $0.5 million of investments, net, and invested $2 million in property plant and equipment, primarily related to the completion of our cGMP manufacturing facility.
During 2024, we purchased $12.2 million of investments, net, and invested $8.6 million in property plant and equipment, primarily related to the build-out of our cGMP manufacturing facility.
During 2023, we purchased $185.0 million of investments, using both the proceeds received from the underwritten public offering discussed below under cash flows from financing activities, as well as reinvesting a portion of the proceeds received from the $183.4 million sales and maturities of investments. The Company also purchased $1.5 million of property plant and equipment during 2023.
Cash flows from financing activities:
During 2025, we received $92.8 million under the term loan with entities managed by Pharmakon Advisors, LP, and $1.2 million from the exercises of stock options, and made the following financing activity payments: $0.4 million for costs related to a prior year equity issuance, $0.5 million for costs related to the prior year preferred stock issuance, $1.8 million to taxing authorities related to vesting of equity awards, and $1.3 million for performance share units settled in cash.
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
•the successful commercialization of Papzimeos and the level of revenue generated from its sales;
•progress in our research and development programs, as well as the magnitude and speed of development of these programs;
•capital expenditures to expand our manufacturing capabilities, including the potential manufacturing of other product candidates;
•the speed and scale of continuing to build our commercial operations;
•adequate third-party coverage and reimbursement for Papzimeos;
•selling and marketing activities undertaken in connection with the commercialization of Papzimeos, potential commercialization of any future product candidates, if approved, and costs involved in creating and maintaining an effective sales and marketing organization;
•the timing of regulatory approval of our product candidates;
•the timing, receipt, and amount of any payments received in connection with strategic transactions;
•the timing, receipt, and amount of sales and royalties, if any, from our product candidates;
•the timing and capital requirements to scale up our various product candidates and service offerings and customer acceptance thereof;
•the timing of and amount of payments under our indemnification accrual;
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
Until such time, if ever, as we can regularly generate positive operating cash flows, we plan to finance our cash needs through a combination of collection of accounts receivables from the sale of Papzimeos, debt and/or royalty financings, equity offerings, government, or other third-party funding, strategic alliances, sales of assets, and licensing arrangements. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. To the extent that we raise additional capital through the sale of equity, convertible debt, warrants or preferred securities, the ownership interests of our common shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Our current stock price may make it more difficult to pursue equity financings and lead to substantial dilution if the price of our common stock does not increase. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through strategic transactions, collaborations, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or to grant licenses on terms that may not be favorable to us.
We are subject to a number of risks similar to those of other companies launching their first FDA approved drug, while conducting high-risk, early-stage research and development of product candidates. Principal among these risks are market demand for Papzimeos, dependence on key individuals and intellectual property, competition from other products and companies, and the technical risks associated with the successful research, development, and clinical manufacturing of its product candidates. Our success is dependent upon our ability to continue to generate and/or raise additional capital in order to fund ongoing research and development, obtain regulatory approval of our products, successfully commercialize our products, generate revenue, meet our obligations, and, ultimately, attain profitable operations.
Our consolidated financial statements as of and for the year ended December 31, 2025 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Based on current projections, management believes that its existing cash, cash equivalents and short and long-term investments, combined with anticipated potential revenue from the commercialization of Papzimeos, will enable us to continue our operations for at least one year from the date of this filing. We are subject to all of the risks inherent in the development of new products (including manufacturing and commercialization of Papzimeos), and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.

Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from operations as of December 31, 2025 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Operating leases	$6,512	$1,680	$2,891	$1,941	$—
Cash interest payable on long term debt (*)	40,177	10,392	20,813	8,972	—
Long-term debt	100,000	—	12,500	87,500	—
Purchase Commitments	249	115	134	—	—
Total	$146,938	$12,187	$36,338	$98,413	$—
(*) Interest is calculated using static annual rate of 10.25%, although our long-term debt carries a variable interest rate (see "Notes to the Consolidated Financial Statements - Note 10" appearing elsewhere in this Annual Report on Form 10-K).
In addition to the obligations in the table above, as of December 31, 2025, we are party to in-licensed research and development agreements with various academic and commercial institutions where we could be required to make future payments for annual maintenance fees as well as for milestones and royalties we might receive upon commercial sales of products that incorporate their technologies. These agreements are generally subject to termination by us and therefore no amounts are included in the tables above. As of December 31, 2025, we also had research and development commitments with third parties totaling $6.2 million that had not yet been incurred.
Net operating losses
As of December 31, 2025, we had net operating loss carryforwards of approximately $1,120.4 million for United States federal income tax purposes available to offset future taxable income, including $911.9 million generated after 2017, United States capital loss carryforwards of $1.4 million, and United States federal and state research and development tax credits of approximately $17.9 million, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, ("Section 382"). Net operating loss carryforwards generated prior to 2018 will expire if unutilized from 2026 to 2037, and capital loss carryforwards will expire if unutilized from 2027 to 2029. As a result of our past stock issuances, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation. As of December 31, 2025, our direct foreign subsidiaries included in continuing operations had foreign loss carryforwards of approximately $80.1 million, most of which do not expire.
Our net deferred tax assets, which primarily relate to these loss carryforwards, are offset by a valuation allowance due to our history of net losses.
Critical accounting Policies and Estimates
Our management's discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are more fully described in "Notes to the Consolidated Financial Statements - Note 2" appearing elsewhere in this Annual Report, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations.

Revenue recognition
We recognize revenue when our customer obtains control of the promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of Accounting Standards Codification ("ASC") 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the promises and distinct performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligations.
Product and service revenues
Product and service revenues are generated through both Papzimeos, our newly commercialized biopharmaceutical product (Papzimeos), and Exemplar, which provides genetically engineered miniature swine models and related services. Although our underlying revenue recognition policies are described in Note 2 to the Consolidated Financial Statements appearing elsewhere in this Annual Report, the application of those policies requires management to make significant estimates and judgments as described below.
Papzimeos Commercial Product Revenue
We began commercial sales of Papzimeos in the fourth quarter of 2025 following FDA approval. Revenue from Papzimeos is recognized when the performance obligation to provide units of Papzimeos is satisfied, which occurs upon delivery to the site of care or specialty pharmacy. Because Papzimeos is in its first commercial year, revenue recognition involves significant estimation uncertainty, specifically relating to variable consideration, which includes:
◦Chargebacks and contractual commitments requiring us to provide products at discounted prices compared with wholesale acquisition cost
◦Government and payer rebates associated with Medicaid, Medicare, managed care programs, and commercial payers
◦Product returns, which are estimated based on historical data, expected prescription demand, distribution channel inventory, and benchmarking for newly launched specialty products
These estimates require judgment due to limited historical experience, evolving payer and provider utilization, and the inherent uncertainty of a new product launch. Changes in these assumptions could materially affect net revenue recognized in future periods.
Exemplar Product and Service Revenues
We recognize product and service revenue at a point in time when control of the promised product is transferred to the customer or over time when the promised service is rendered. We typically recognize revenue using an out-based measure, generally time elapsed or days of service, to measure progress and transfer of the control of the performance obligation to the customer. When recognizing revenue, we utilize judgments in determining whether individual products and services in a contract are distinct, the appropriate measure of progress for services performed over time, and any adjustments for expected discounts or price concessions, when applicable.
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
During the years ended December 31, 2025 and 2024, we recorded $3.9 million and $40.3 million, respectively, of impairment charges from continuing operations to write down the values of goodwill and other long-lived assets. See additional discussion regarding these impairments in "Notes to the Consolidated Financial Statements - Note 8 and 9" appearing elsewhere in this Annual Report.
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
Recent accounting pronouncements
See "Notes to the Consolidated Financial Statements - Note 2" appearing elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our business.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The following section provides quantitative information on our exposure to interest rate risk. We make use of sensitivity analyses that are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $100.4 million and $97.9 million as of December 31, 2025 and 2024, respectively. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our investments consist of corporate bonds, United States government debt securities,certificates of deposit, which may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.

In addition to our investment portfolio, as of December 31, 2025, our long-term debt totaled $93.2 million and is subject to interest rate risk. Our long-term debt bears interest at a floating rate based upon the secured overnight financing rate ("SOFR"), plus a margin of 6.5% per annum. The SOFR is subject to a 3.75% floor. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the outstanding principal balance as of December 31, 2025, a hypothetical 100 basis point increase in the SOFR would result in an approximate $1.0 million increase in annual interest expense.
Item 8.    Financial Statements and Supplementary Data
The information required by this Item 8 is contained on pages F-1 through F-47 of this Annual Report.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on their evaluation of our disclosure controls and procedures as of December 31, 2025, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the three months ended December 31, 2025, certain of our officers and directors adopted Rule 10b5-1 trading arrangements as follows.
On December 31, 2025, Helen Sabzevari, Precigen's Chief Executive Officer, adopted a stock trading plan. Ms. Sabzevari's trading plan provides for the sale of up to 130,424 shares. The first sale will not occur until March 31, 2026 at the earliest. Ms. Sabzevari's trading plan is scheduled to terminate on December 31, 2026.
The Rule 10b5-1 trading arrangements described above were adopted and pre-cleared in accordance with Precigen’s Insider Trading Policy and actual transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC. Other than disclosed above, no other officer adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended December 31, 2025.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
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
Item 11.    Executive Compensation
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
Item 14.    Principal Accounting Fees and Services
The information required by this item is hereby incorporated by reference to our Definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report:
1.Financial Statements.
Consolidated Financial Statements of Precigen, Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Mezzanine Equity and Shareholders' Equity for the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023
Notes to the Consolidated Financial Statements
2.Financial Statement Schedules.
All financial statement schedules have been omitted because either the required information is not applicable or the information required is included in the consolidated financial statements and notes thereto included in this Annual Report.
3.Exhibits.
The exhibits are listed in Item 15(b) below.
(b)Exhibits
The following exhibits are filed with this Annual Report or incorporated by reference:

Exhibit No.	Description

3.1*	Amended and Restated Articles of Incorporation (11)

3.1A*	Articles of Amendment to the Amended and Restated Articles of Incorporation - December 30, 2024 (18)

3.1B*	Articles of Amendment to the Amended and Restated Articles of Incorporation - July 28, 2025 (20)

3.2*	Amended and Restated Bylaws (14)

4.1*	Specimen certificate evidencing shares of common stock (16)

4.3	Description of Securities (12)

4.4*	Form of Certificate for the 8.00% Series A Convertible Perpetual Preferred Stock (18)

10.1†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 9, 2014 (2)

10.1A†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, Form of Restricted Stock Agreement (2)

10.1B†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, Form of Incentive Stock Option Agreement (2)

10.1C†*	Amended and Restated 2013 Omnibus Incentive Plan of the Company, Form of Nonqualified Stock Option Agreement (2)

10.1D†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 11, 2015 (3)

10.1E†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 9, 2016 (4)

10.1F†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, effective as of June 28, 2017 (5)

10.1G†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective as of June 7, 2018 (7)

10.1H†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective as of June 12, 2019 (9)

10.1I†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective January 5, 2020 (13)

10.1J†*	Amendment to the Amended and Restated 2013 Omnibus Incentive Plan of the Company, as amended, effective as of June 19, 2020 (15)

10.1K†*	2013 Amended and Restated Omnibus Incentive Plan of the Company, as amended, Form of Restricted Stock Unit Agreement for Officers (6)

10.1L†*	2013 Amended and Restated Omnibus Incentive Plan of the Company, as amended, Form of Restricted Stock Unit Agreement for Directors (6)

10.2*
2019 Incentive Plan of the Company for Non-Employee Service Providers, effective as of June 12, 2019 (9)
Amendment No.1 to Precigen, Inc. 2019 Incentive Plan for Non-Employee Service Providers
Amendment No.2 to Precigen, Inc. 2019 Incentive Plan for Non-Employee Service Providers

10.3†*	Form of Continuing Employment Agreement (2019) (8)

10.4†*	Employment Agreement, dated January 1, 2020, by and between the Company and Helen Sabzevari, Ph.D. (11)

10.5†*	Executive Chairman Compensation Arrangement, by and between the Company and Randal J. Kirk (17)

10.6*	Securities Issuance Agreement by and among the Company, The University of Texas System Board of Regents on behalf of The University of Texas MD Anderson Cancer Center dated as of January 13, 2015 (1)

10.7†*	Precigen, Inc. 2023 Omnibus Incentive Plan (10) Amendment No.1 to Precigen, Inc. 2023 Omnibus Incentive Plan Amendment No.2 to Precigen, Inc. 2023 Omnibus Incentive Plan

10.8†*	Form of Restricted Stock Unit Agreement under the 2023 Omnibus Incentive Plan (19)

10.9†**	Form of Incentive Stock Option Agreement under the 2023 Omnibus Incentive Plan (19)

10.10†**	Form of Continuing Employment Agreement (19)

10.11†*	Form of Performance Stock Unit Agreement under the 2023 Omnibus Incentive Plan (17)

10.12††	Product Commercialization Agreement with Eversana Life Science Services, LLC, dated March 19, 2025 (19)

10.13††
Loan Agreement dated as of September 3, 2025, among Precigen, Inc., the guarantors signatory thereto, Biopharma Credit PLC as Collateral Agent, BPCR Limited Partnership and Biopharma Credit Investments V (21)

10.14††	Commercial Supply Agreement, dated August 13, 2025, by and between Precigen, Inc. and Catalent Maryland, Inc. (21)

19.1	Insider Trading Policy (19)

21.1	List of Subsidiaries of Precigen, Inc.

23.1	Consent of Deloitte & Touche LLP

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

101**
Interactive Data File (Precigen, Inc. and Subsidiaries Consolidated Financial Statements for the years ended December 31, 2025, 2024, and 2023, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 are the following documents formatted in XBRL: (i) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023, (iii) the Consolidated Statements of Shareholders' and Total Equity for the years ended December 31, 2025, 2024, and 2023, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023 and (v) the Notes to the Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Previously filed and incorporated by reference to the exhibit indicated in the following filings by the Company:

(1)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2015.

(2)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2014.

(3)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 17, 2015.

(4)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2016.

(5)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2017.

(6)	Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2018.

(7)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 8, 2018.

(8)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2019.

(9)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2019.

(10)	Registration Statement on Form S-8, filed with the Securities and Exchange Commission on July 6, 2023.

(11)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2020.

(12)	Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 2, 2020.

(13)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2020.

(14)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2020.

(15)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 19, 2020.

(16)	Registration Statement on Form S-3, filed with the Securities and Exchange Commission on June 22, 2020.

(17)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 9, 2020.

(18)	Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 30, 2024

(19)	Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 19, 2024.

(20)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 12, 2025.

(21)	Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2025.
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
Dated: March 25, 2026

PRECIGEN, INC.

By:	/S/ HELEN SABZEVARI
Helen Sabzevari Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ HELEN SABZEVARI	Chief Executive Officer and Director (Principal Executive Officer)	3/25/2026
Helen Sabzevari

/S/ HARRY THOMASIAN JR.	Chief Financial Officer (Principal Accounting and Financial Officer)	3/25/2026
Harry Thomasian Jr.

/S/ RANDAL J. KIRK	Executive Chairman	3/25/2026
Randal J. Kirk

/S/ NANCY H. AGEE	Director	3/25/2026
Nancy H. Agee

/S/ CESAR L. ALVAREZ	Director	3/25/2026
Cesar L. Alvarez

/S/ STEVEN FRANK	Director	3/25/2026
Steven Frank

/S/ VINITA D. GUPTA	Director	3/25/2026
Vinita D. Gupta

/S/ FRED HASSAN	Director	3/25/2026
Fred Hassan

/S/ JEFFREY B. KINDLER	Director	3/25/2026
Jeffrey B. Kindler

/S/ JAMES S. TURLEY	Director	3/25/2026
James S. Turley

Precigen, Inc. and Subsidiaries
Consolidated Financial Statements
December 31, 2025, 2024, and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Precigen, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Precigen, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, mezzanine equity and shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Conversion of Preferred Shares – Refer to Notes 6 and 12 to the financial statements
Critical Audit Matter Description
On September 15, 2025, all of the holders of the Series A Preferred Stock converted 79,000 shares of Preferred Stock (with an aggregate stated value of $79,000) into 54,937,411 shares of common stock of the Company, which were delivered to such holders on September 17, 2025 pursuant to the terms of the Amended and Restated Articles of Incorporation and such Preferred Stock at the then-current conversion rate of 695.4103 shares of common stock of the Company per $1,000 of stated value of Preferred Stock. The Company determined that following the conversion of Preferred Stock and PIK Preferred Shares, the Company no longer holds convertible securities, qualifying them for the equity scope exception under ASC 815. The Warrants were reclassified from liability to equity at the date of settlement, September 17, 2025.
We identified the classification and recognition for conversion of preferred shares as a critical audit matter because of the judgments necessary to determine the impact on the consolidated financial statements and the fair value of the warrant liability and PIK preferred shares. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s expected volatility of common stock, including selection of the comparable public companies.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the classification and recognition for conversion of preferred shares included the following, among others:
•We evaluated the adequacy of management’s accounting assessment and their conclusion to account for the conversion of preferred shares and classify warrants as permanent equity considering the following authoritative literature:
–ASC 815, Derivatives and Hedging
–ASC 480, Distinguishing Liabilities from Equity
–ASC 470, Debt with Conversion and Other Options
–ASC 260, Presentation - Earnings Per Share
•With the assistance of our fair value specialists, we evaluated the fair value measurement of the warrant liability and PIK preferred shares, as follows:
–Evaluated management’s valuation methodology used to arrive at the amount of warrant liability and paid-in-kind preferred shares.
–Evaluated the incorporation of the applicable estimates and assumptions into the Black-Scholes model and risk-free interest rate as well as testing the model’s mathematical accuracy.
–Tested the underlying source information used by management in making the estimates and assumptions, including the selection of the comparable public companies used in the expected volatility of the common stock.
–Developed an independent estimate of the warrant liability and paid-in-kind preferred shares and compared our estimate to that used by management.
–Evaluated the change in fair value of warrants at redemption
•We evaluated the presentation and disclosure of the conversion of preferred shares and warrants in the financial statements.
–Evaluated the value of common shares at conversion and deemed dividend of preferred shares in accordance with ASC 260.
/s/ Deloitte & Touche LLP
Baltimore, Maryland
March 25, 2026
We have served as the Company’s auditor since 2019.

Precigen, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2025, and 2024

(Amounts in thousands, except share data)	2025	2024
Assets
Current assets
Cash and cash equivalents	$30,234	$29,517
Short-term investments	67,624	68,393
Receivables
Trade, less allowance for credit losses of $0 as of December 31, 2025 and 2024.	3,916	926
Other	446	237
Inventory	9,581	—
Prepaid expenses and other	3,434	3,341
Total current assets	115,235	102,414
Long-term investments	2,511	—
Property, plant and equipment, net	13,758	13,831
Intangible assets, net	3,182	4,455
Goodwill	15,232	19,139
Right-of-use assets	4,679	5,056
Other assets	908	371
Total assets	$155,505	$145,266

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2025 and 2024

(Amounts in thousands, except share data)	2025	2024
Liabilities, Mezzanine Equity and Shareholders' Equity
Current liabilities
Accounts payable	$11,985	$3,531
Accrued compensation and benefits	10,199	8,417
Other accrued liabilities	10,993	4,812
Indemnification accrual	2,476	3,213
Deferred revenue	517	589
Current portion of lease liabilities	1,136	956
Total current liabilities	37,306	21,518
Long-term debt	93,174	—
Deferred revenue, net of current portion	—	1,934
Lease liabilities, net of current portion	3,980	4,546
Other long-term liabilities	134	—
Warrant liabilities	—	50,537
Total liabilities	134,594	78,535
Commitments and contingencies (Note 15)
Mezzanine Equity
Series A Preferred Stock, no par value, 81,000 shares authorized as of December 31, 2025 and December 31, 2024; zero and 79,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively (aggregate liquidation preference of zero as of December 31, 2025 and $79,000 as of December 31, 2024).	—	28,218
Shareholders' equity
Common stock, no par value, 700,000,000 shares authorized as of December 31, 2025 and 400,000,000 authorized as of December 31, 2024; 353,910,926 shares and 292,869,097 shares issued as of December 31, 2025 and 2024, 353,910,926 shares and 292,869,097 shares outstanding as of December 31, 2025 and 2024, respectively.	—	—
Additional paid-in capital	2,362,252	2,129,207
Accumulated deficit	(2,341,348)	(2,090,706)
Accumulated other comprehensive income	7	12
Total shareholders' equity	20,911	38,513
Total liabilities, mezzanine equity and shareholders' equity	$155,505	$145,266

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2025, 2024, and 2023

(Amounts in thousands, except share and per share data)	2025	2024	2023
Revenues
Collaboration and licensing revenues	$1,818	$—	$75
Product revenues, net	3,975	422	840
Service revenues	3,891	3,503	5,310
Total revenues	9,684	3,925	6,225
Operating Expenses
Cost of products and services	4,823	4,267	6,119
Research and development	41,333	53,070	48,614
Selling, general and administrative	70,128	41,293	40,415
Impairment of goodwill	3,907	7,409	10,390
Impairment of other noncurrent assets	—	32,915	445
Total operating expenses	120,191	138,954	105,983
Operating loss	(110,507)	(135,029)	(99,758)
Other Income (Expense), Net
Change in fair value of warrant liabilities	(139,523)	—	—
Interest expense	(3,867)	(6)	(468)
Interest income	3,215	1,418	3,237
Other income, net	43	5,589	627
Total other (expense) income, net	(140,132)	7,001	3,396
Loss before income taxes	(250,639)	(128,028)	(96,362)
Income tax (expense) benefit	(3)	1,793	458
Net loss	$(250,642)	$(126,235)	$(95,904)
Deemed dividend on preferred stock	(179,000)	—	—
Net loss attributable to common shareholders	$(429,642)	$(126,235)	$(95,904)
Net loss per share attributable to common shareholders
Net loss per share attributable to common shareholders, basic and diluted	$(1.37)	$(0.47)	$(0.39)
Weighted average shares outstanding, basic and diluted	312,980,562	267,727,426	244,536,221

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2025, 2024, and 2023

(Amounts in thousands)	2025	2024	2023
Net loss	$(250,642)	$(126,235)	$(95,904)
Other comprehensive income (loss):
Unrealized (loss) gain on investments	(5)	43	727
Gain (loss) on foreign currency translation adjustments	—	(999)	814
Release of cumulative foreign currency translation adjustments to other income (expense), net	—	2,915	—
Comprehensive loss	(250,647)	(124,276)	(94,363)
Deemed dividend on preferred stock	(179,000)	—	—
Comprehensive loss attributable to common shareholders	$(429,647)	$(124,276)	$(94,363)

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Mezzanine Equity and Shareholders' Equity
Years Ended December 31, 2025, 2024, and 2023

(Amounts in thousands, except share data)	Mezzanine Equity		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	208,150,021	$—	—	$—	$1,998,314	$(3,488)	$(1,868,567)	$126,259
Stock-based compensation expense	—	—	—	—	—	—	9,888	—	—	9,888
Shares issued upon vesting of restricted stock units and for exercises of stock options	—	—	751,233	—	—	—	—	—	—	—
Shares issued for accrued compensation	—	—	3,068,825	—	—	—	3,361	—	—	3,361
Shares issued as payment for services	—	—	465,808	—	—	—	545	—	—	545
Shares issued in public offering, net of issuance costs			43,962,640	—			72,808	—	—	72,808
Shares returned pursuant to share lending agreement			(7,479,431)	—	7,479,431		—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(95,904)	(95,904)
Other comprehensive income	—	—	—	—	—	—	—	1,541	—	1,541
Balances at December 31, 2023	—	$—	248,919,096	$—	7,479,431	$—	$2,084,916	$(1,947)	$(1,964,471)	$118,498

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Mezzanine Equity and Shareholders' Equity
Years Ended December 31, 2025, 2024, and 2023

(Amounts in thousands, except share data)	Mezzanine Equity		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2023	—	$—	248,919,096	$—	7,479,431	$—	$2,084,916	$(1,947)	$(1,964,471)	$118,498
Stock-based compensation expense	—	—	—	—	—	—	9,471	—	—	9,471
Shares issued upon vesting of restricted stock units and for exercises of stock options	—	—	1,514,394	—	(1,514,394)	—	346	—	—	346
Shares issued for accrued compensation	—	—	2,170,885	—	(2,170,885)	—	3,039	—	—	3,039
Shares issued as payment for services	—	—	385,783	—	(385,783)	—	553	—	—	553
Shares issued in public offering, net of issuance costs	—	—	39,878,939	—	(3,408,369)	—	30,882	—	—	30,882
Issuance of Series A Preferred Stock	79,000	$28,218	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(126,235)	(126,235)
Reclassification of cumulative foreign currency translation adjustments to other income (expense), net			—	—	—	—	—	2,915	—	2,915
Other comprehensive loss	—	—	—	—	—	—	—	(956)	—	(956)
Balances at December 31, 2024	79,000	$28,218	292,869,097	$—	—	$—	$2,129,207	$12	$(2,090,706)	$38,513

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Mezzanine Equity and Shareholders' Equity
Years Ended December 31, 2025, 2024, and 2023

(Amounts in thousands, except share data)	Mezzanine Equity		Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2024	79,000	$28,218	292,869,097	$—	—	$—	$2,129,207	$12	$(2,090,706)	$38,513
Stock-based compensation expense	—	—	—	—	—	—	11,238	—	—	11,238
Shares issued upon vesting of restricted stock units, performance stock units and for exercises of stock options	—	—	3,510,139	—		—	1,202	—	—	1,202
Shares issued for accrued compensation	—	—	3,566,563	—		—	4,880	—	—	4,880
Shares issued as payment for services	—	—	302,582	—		—	527	—	—	527
Repurchase of shares to satisfy tax withholding	—	—	(1,274,866)	—		—	(1,776)	—	—	(1,776)
Vested Performance stock units paid in cash	—	—	—	—	—	—	(1,304)	—	—	(1,304)
Preferred stock deemed dividend upon conversion	—	179,000	—	—	—	—	(179,000)	—	—	(179,000)
Net loss	—	—	—	—	—	—	—	—	(250,642)	(250,642)
Preferred stock conversion to common stock	(79,000)	(209,883)	54,937,411	—	—	—	209,883	—	—	209,883
Other	—	2,665	—	—	—	—	(2,665)	—	—	(2,665)
Warrant liability reclassified to permanent equity	—	—	—	—	—	—	190,060		—	190,060
Other comprehensive loss	—	—	—	—	—	—	—	(5)	—	(5)
Balances at December 31, 2025	—	$—	353,910,926	$—	—	$—	$2,362,252	$7	$(2,341,348)	$20,911

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024, and 2023

(Amounts in thousands)	2025	2024	2023
Cash flows from operating activities
Net loss	$(250,642)	$(126,235)	$(95,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,199	4,526	6,668
Gain (Loss) on disposals of assets, net	14	(2)	(72)
Impairment of goodwill	3,907	7,409	10,390
Impairment of other noncurrent assets	—	32,915	445
Gain on debt retirement	—	—	(60)
Loss on reclassification of cumulative foreign currency translation adjustments	—	2,915	—
Change in fair value of warrant liabilities	139,523	—	—
Amortization of discounts on investments, net	(2,205)	(883)	(1,809)
Stock-based compensation expense	10,866	9,471	9,888
Shares issued as payment for services	527	553	545
Accretion of debt discount and amortization of deferred financing costs	356	—	60
Deferred income taxes	—	(1,795)	(479)
Issuance cost related to Warrants	—	292	—
Other noncash items	—	—	2
Changes in operating assets and liabilities:
Receivables:
Trade	(2,990)	(24)	76
Other	(209)	438	12,153
Inventory	(9,209)	—	—
Prepaid expenses and other	(93)	981	748
Other assets	(556)	120	129
Accounts payable	8,768	1,549	(2,421)
Accrued compensation and benefits	6,662	3,145	5,227
Other accrued liabilities	6,869	(1,827)	782
Deferred revenue	(2,006)	196	484
Lease liabilities	(9)	(55)	(107)
Other long-term liabilities	134	—	—
Indemnification Accruals	(737)	(1,862)	(13,675)
Net cash used in operating activities	(87,831)	(68,173)	(66,930)
The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024, and 2023

(Amounts in thousands)	2025	2024	2023
Cash flows from investing activities
Purchases of investments	(208,006)	(187,206)	(185,026)
Sales and maturities of investments	208,466	175,016	183,377
Purchases of property, plant and equipment	(1,995)	(8,584)	(1,536)
Proceeds from sale of assets	—	60	98
Net cash used in investing activities	(1,535)	(20,714)	(3,087)
Cash flows from financing activities
(Payments) Proceeds from issuance of common stock, net of issuance costs	(355)	31,237	72,808
Proceeds from long-term debt, net of issuance costs	92,818	—	—
Payments of long-term debt, including cost to retire of $120 in 2023	—	—	(43,219)
(Payments) Proceeds from issuance of Series A Preferred Stock and Warrants, net of issuance cost	(537)	79,000	—
Cash Settlement of Performance Stock Units	(1,304)	—	—
Payments to taxing authorities in connection with shares directly withheld from employees	(1,776)	—	—
Proceeds from stock option exercises	1,202	346	—
Net cash provided by financing activities	90,048	110,583	29,589
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	35	(27)	(320)
Net increase (decrease) in cash, cash equivalents, and restricted cash	717	21,669	(40,748)
Cash, cash equivalents, and restricted cash
Beginning of year	29,517	7,848	48,596
End of year	$30,234	$29,517	$7,848

The accompanying notes are an integral part of these consolidated financial statements.

Precigen, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024, and 2023

(Amounts in thousands)	2025	2024	2023
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,510	$7	$1,171
Cash paid during the period for income taxes	3	4	21
Significant noncash activities
Accrued compensation paid in equity awards	3,578	3,039	3,361
Conversion of preferred stock to common stock	209,883	—	—
Settlement of warrants to equity	190,060	—	—
Purchases of property and equipment included in accounts payable and other accrued liabilities	214	341	566
Issuance costs included in accounts payable and other accrued liabilities	—	892	—

Precigen, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
1. Organization and Basis of Presentation
Precigen, Inc. ("Precigen"), a Virginia corporation, is a commercial-stage biopharmaceutical company specializing in the advancement of innovative precision medicines to improve the lives of patients. Precigen is leveraging its proprietary technology platforms to develop product candidates designed to target urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases. Precigen’s primary operations are located in the state of Maryland. In August 2025, Precigen announced that Papzimeos (Zopapogene Imadenovec-drba, PRGN-2012), an AdenoVerse immunotherapy, had received full approval by the U.S. Food and Drug Administration ("FDA") for the treatment of adults with recurrent respiratory Papillomatosis ("RRP"), and a confirmatory clinical trial is not required. Papzimeos is the first immunotherapy approved for the treatment of RRP. Papzimeos has also received Orphan Drug designation from the European Commission. The FDA approval of Papzimeos transitions Precigen from a development-stage to a commercial-stage company.
Precigen also has one wholly owned operating subsidiary, Exemplar Genetics, LLC ("Exemplar"). Exemplar is committed to enabling the study of life-threatening human diseases through the development of MiniSwine Yucatan miniature pig research models and services. Exemplar's primary operations are located in the State of Iowa.
Precigen's other historical operating subsidiary, Precigen ActoBio, Inc. ("ActoBio") ceased operations during 2024. ActoBio utilized a proprietary class of microbe-based biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics, with its primary operations having been located in Ghent, Belgium. As part of a continuing effort to strategically prioritize the application of resources to particular development efforts, in 2024, the Company initiated a shutdown of ActoBio's operations. This included terminating leases and employees, and the disposition of certain of its assets and obligations with a focus on the preservation of ActoBio's intellectual property. See Notes 8 and 9 for further discussion related to non-cash impairment charges recorded during 2024, and Note 12 for discussion of cumulative translation losses reclassified into operations in the year ended 2024 in relation to these activities. During the year ended 2024, the Company also recorded a charge related to employee severance and termination benefits related to ActoBio employees of $2,100, fully paid during 2024, of which $1,700 is included in research and development expenses and $400 is included in selling, general and administrative expenses included in the accompanying consolidated statement of operations for the year ended December 31, 2024.
In addition to the 2024 actions taken at ActoBio noted above, in August 2024 the Company also began undertaking a strategic prioritization of its clinical portfolio and streamlining of its resources, including a reduction of over 20% of its workforce, to focus on the potential commercialization of PRGN-2012, now Papzimeos. These strategic changes were designed to reduce required resources for non-priority programs and enable the Company to focus on pre-commercialization efforts regarding Papzimeos, including supporting the submission of a rolling biologics license application ("BLA") under an accelerated approval pathway which was filed in the fourth quarter of 2024 and manufacturing commercial product. As a result of the actions taken related to this reduction in its workforce, the Company recorded a charge in 2024 related to employee severance and termination benefits of $1,639, of which $594 is included in research and development expenses and $1,045 is included in selling, general and administrative expenses included in the accompanying consolidated statement of operations for the year ended December 31, 2024.
Precigen and its consolidated subsidiaries are hereinafter collectively referred to as the "Company".
Liquidity
As of December 31, 2025, the Company had $100,369 in cash, cash equivalents and investments, which includes proceeds from the non-dilutive financing agreement entered into in the third quarter of 2025 (see Note 10).
Management believes that existing liquid assets as of December 31, 2025, as well as proceeds from past and future sales of Papzimeos, will allow the Company to continue its operations for at least a year from the issuance date of these consolidated financial statements. These consolidated financial statements are presented in United States dollars and are prepared under accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company is subject to a number of risks similar to those of other companies launching their first commercial product as well as conducting high-risk, early-stage research and development of therapeutic product candidates. Additionally, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As the Company continues to incur losses, its transition to profitability will depend on the successful commercialization of Papzimeos and potential other product candidates and on the achievement of sufficient revenues to support the Company's cost structure. In addition, the Company may decide, or be required, to raise additional capital. This additional capital could be raised through a combination of non-dilutive financings (including debt financings, collaborations, strategic alliances, monetization of core and non-core assets, marketing, distribution or licensing arrangements, and/or dilutive financings including equity and/or debt financings which may include an equity component). Also, any collaborations, strategic alliances, monetization of assets or marketing, distribution or licensing arrangement may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights.
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
Risks and Uncertainties
The Company is subject to a number of risks similar to those of other companies launching their first commercial product as well as conducting high-risk, early-stage research and development of therapeutic product candidates. Principal among these risks are the forecasted demand for Papzimeos, dependence on key individuals and intellectual property, competition from products and companies, the technical risks associated with the manufacturing of Papzimeos, and the technical risks associated with the successful research, development and manufacturing of therapeutic product candidates.
Revenue recognition
Under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers (“Topic 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
Once a contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations.
The Company assesses whether each promised good or service is distinct to identify the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.
The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the adjustment period.
In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. The Company assessed each of its revenue generating arrangements to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of its arrangements.
The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time recognition is based on the use of an output or input method.
Product revenue - Papzimeos
In 2025, the Company received FDA approval for Papzimeos and initiated commercial sales during the fourth quarter of 2025. Product revenue represents the consideration that the Company expects to receive from the sale of Papzimeos to customers, net of variable consideration. The Company entered into a limited number of arrangements with specialty distributors in the United States to distribute Papzimeos to certain medical centers or hospitals and specialty pharmacy providers. The Company recognizes revenue on product sales when the performance obligation to provide units of Papzimeos is satisfied, which occurs upon delivery to the site of care or specialty pharmacy. In addition to distribution agreements with customers, the Company enters into arrangements with health care providers and payers that obligate the Company to have government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products. Product revenue is recorded at the wholesale acquisition cost that the Company charges their customers less amounts the Company is required to remit back to customers, including chargebacks, trade discounts and allowances, product returns, government and payer rebates, and patient assistance. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product sales and earnings in the period of the adjustment. Payment terms for Papzimeos generally require customers to remit payment between 60 and 127 days from the date of sale.
Product and service revenues - Exemplar
The Company generates product and service revenues through Exemplar, which consists of the development and sale of genetically engineered miniature swine models and related service offerings. The Company evaluates each promised product or service under its contracts and identifies performance obligations for each distinct product or service. The Company then allocates the transaction price of the contract to each performance obligation, recognizing the transaction price as revenue at a point in time when control of the promised product or over time when the promised service is rendered. The Company typically recognizes revenue using an output-based measure, generally time elapsed or days of service, to measure progress and transfer of the control of the performance obligation to the customer. Payment terms are typically due within 30 days of invoicing, which occurs prior to or when revenue is recognized.
Exemplar revenues primarily consist of over‑time service revenue and point‑in‑time product sales, whereas Papzimeos is recognized exclusively at a point in time upon delivery to the patient.
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
The Company has research and development arrangements with third parties that include upfront and milestone payments. As of December 31, 2025 and 2024, the Company had research and development commitments with third parties that had not yet been incurred totaling $6,220 and $5,885, respectively. The commitments are generally cancellable by the Company by providing written notice at least sixty days before the desire termination date.
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
Short-term and Long-term Investments
As of December 31, 2025 and 2024, short-term and long-term investments include corporate bonds, United States government debt securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date.

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
Concentrations of Risk
Due to the Company's fixed rate securities holdings, the Company's investment portfolio is susceptible to changes in interest rates. As of December 31, 2025, gross unrealized losses on the Company's short-term and long-term investments were not material. From time to time, the Company may liquidate some or all of its investments to fund operational needs or other activities, such as capital expenditures or business acquisitions. Although the Company has no intent to liquidate such investments, depending on which investments the Company liquidates to fund these activities, the Company could recognize a portion, or all, of the gross unrealized losses.
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade and other receivables. The Company manages credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs ongoing credit evaluations of its customers but generally does not require collateral to support accounts receivable.
Equity Method Investments
The Company has accounted for its investment in its joint ventures ("JVs") using the equity method of accounting based upon relative ownership interest. At December 31, 2025 and 2024, the Company does not hold any material investments in JVs.
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
As of December 31, 2025 and 2024, the Company determined that certain of its collaborators and JVs were VIEs. The Company was not the primary beneficiary for these entities since it did not have the power to direct the activities that most significantly impact on the economic performance of the VIEs. As of December 31, 2025 and 2024, the Company had no risk of loss related to the identified VIEs.
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
The following table shows the activity in the allowance for credit losses for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Beginning balance	$—	$184	$184
Write offs of accounts receivable, net of recoveries	—	(184)	—
Ending balance	$—	$—	$184
Inventory
Prior to an initial regulatory authorization for our drug product candidates, we expense costs related to raw materials and inventory production as research and development expenses in our consolidated statements of operations in the period incurred. We capitalize the costs of production as inventory once regulatory authorization has been obtained and commercialization is considered probable, as we expect to realize future economic benefit from the sales of the drug product candidate.
The Company began capitalizing inventory in the third quarter of 2025 upon the receipt of the regulatory approval of Papzimeos. Prior to that point, all related costs were expensed as incurred and classified as research and development expenses. Inventories include the cost of materials, third-party contract manufacturing and packaging services, and overhead associated with manufacturing. Inventory is stated at the lower of cost or net realizable value, and is determined using the first-in, first-out method.
The Company evaluates inventory recoverability at each reporting period and adjusts net realizable value for excess, slow-moving or obsolete inventory based on projected sales activity compared to product shelf-life. If the net realizable value is lower than costs, the inventory is written down accordingly, and the resulting charge is recognized as a component of cost of goods sold in the Company’s consolidated statements of operations. Write‑downs are recorded in the period identified and are not subsequently reversed.
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
Leasehold improvements are amortized over the shorter of the useful life of the asset or the applicable lease term, generally one to seven years.
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
The Company amortizes long-lived intangible assets to reflect the pattern in which the economic benefits of the intangible asset are expected to be realized. The intangible assets are amortized over their estimated useful lives, ranging from seven to thirteen years with an average of ten years for the patents and developed technologies, and know-how.
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
See Notes 8 and 9 for additional discussion of impairment of long-lived assets for the years ended December 31, 2024 and 2023.
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
See Note 9 for additional discussion regarding goodwill impairment charges recorded in the years ended December 31, 2025, 2024 and 2023.

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
See Notes 8 and 9 for additional discussion of impairment of long-lived assets for the years ended December 31, 2024 and 2023.
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
Long-term debt
The Company's term loans are initially recognized at fair value, net of any directly attributable transaction costs. Subsequent to initial recognition, debt is measured at amortized cost using the effective interest method. Interest expense is recognized in the consolidated statements of operations using the effective interest rate, which allocates interest over the relevant period.
The Company evaluates the classification of debt instruments based on their contractual terms and features, including any embedded derivatives or conversion options. As of December 31, 2025, the Company’s outstanding long-term debt (Note 10) includes a five-year term loan entered into on September 3, 2025, which is accounted for at amortized cost. The loan does not contain any equity conversion features and is not designated at fair value. As of December 31, 2025, the entire outstanding balance of the Company’s debt was classified as long-term, as no principal payments are due within twelve months of the reporting date.
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
In the third quarter of 2025, all of the holders of the outstanding shares of preferred stock converted their shares to common stock (see Note 12).
Share-Based Payments
Precigen uses the Black-Scholes option pricing model to estimate the grant-date fair value of all stock options. The Black-Scholes option pricing model requires the use of assumptions for estimated expected volatility, estimated expected term of stock options, risk-free rate, estimated expected dividend yield, and the fair value of the underlying common stock at the date of grant. Expected volatility is based on the volatility of Precigen's common stock. Precigen estimates the expected term of options based on previous history of exercises unless certain terms of the stock option require a different expected term that more appropriately reflects the estimated life of the stock option. The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant for the expected term of the option. The expected dividend yield is 0% as Precigen does not expect to declare cash dividends in the near future. The fair value of the underlying common stock is determined based on the quoted market price on the Nasdaq Global Select Market ("Nasdaq"). Forfeitures are recorded when incurred. The assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2025, 2024, and 2023 are set forth in the table below:

	2025	2024	2023
Valuation assumptions
Expected dividend yield	0%	0%	0%
Expected volatility	86%–98%	85%–95%	85%–95%
Expected term (years)	6.00-10.00	6.00-10.00	6.00-10.00
Risk-free interest rate	3.74%–4.48%	3.55%–4.56%	3.52%–4.80%

Grant date fair value for the Company's restricted stock units ("RSUs") and performance based restricted stocks units ("PSUs") are based on the fair value of the underlying common stock as determined based on the quoted market price on the Nasdaq on the date of grant.
Foreign Currency Translation
The assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated from their respective functional currencies into United States dollars at the exchange rates in effect at the balance sheet date, with resulting foreign currency translation adjustments recorded in the consolidated statement of operations after the closure of ActoBio in 2024. Prior to that, foreign currency translations adjustments were recorded in the consolidate statements of comprehensive loss. Revenue and expense amounts are translated at average rates during the period.

Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net income (loss) per share calculation, shares to be issued pursuant to stock options, RSUs, PSUs, and the Warrants (see Note 12 for further discussion regarding the Warrants) are considered to be common stock equivalents but are excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive as described in the next paragraph, therefore, basic and diluted net income (loss) per share were the same for all periods presented. See Note 12 for further discussion of the Company's Share Lending Agreement, which was terminated in October 2023.
The following potentially dilutive securities as of December 31, 2025, 2024, and 2023, have been excluded from the computations of diluted weighted average shares outstanding for the years then ended as they would have been anti-dilutive:

	December 31,
	2025	2024	2023
Options	28,153,192	25,924,734	22,057,340
Restricted stock units	2,342,051	826,057	961,534
Performance stock units	1,025,000	3,178,000	—
Warrants	52,666,669	52,666,669	—
Total	84,186,912	82,595,460	23,018,874
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
Segment Information
In the first quarter of 2025, the Company realigned its former two operating segments, Biopharmaceuticals and Exemplar, into one operating segment, although both components (Biopharmaceuticals and Exemplar) remain as separate reporting units. This decision was made to streamline operations and enhance focus on core business activities in preparation for the commercial launch of Papzimeos. The Company implemented this change to better reflect how the Company is managed and to align with its strategic initiative to concentrate resources on its core business. This change also reflects a shift in the manner in which the chief operating decision maker (“CODM”) reviews information to assess the Company’s performance and make resource allocation decisions, in accordance with ASC 280, Segment Reporting. The Company's CODM is its President and Chief Executive Officer ("CEO"). The CODM manages and allocates resources at a consolidated level.
Recently Adopted Accounting Pronouncements
As of January 1, 2025, we adopted Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. We adopted this guidance using the retrospective method, which had no impact on our consolidated financial statements but expanded our income tax disclosures reflected in Note 11 herein.
Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, in order to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in ASU 2024-03 require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses in interim and year-end reporting periods. The amendments in this ASU apply to all public business entities and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this ASU and does not expect it to have a material effect on its financial statements.
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
3. Product and Service Revenue and Reserves
For the years ended December 31, 2025, 2024 and 2023, the company recorded $7,866, $3,925 and $6,150, respectively, of product and service revenue. Product and Service revenue by source represents:

	2025	2024	2023
Papzimeos	$3,413	$—	$—
Exemplar	562	422	840
Product revenue, net	3,975	422	840
Exemplar	3,891	3,503	5,310
Service revenue	3,891	3,503	5,310
Total Product and Service revenues, net	$7,866	$3,925	$6,150
For the years ended December 31, 2025, 2024, and 2023, 22.0%, 58.1%, and 74.6% of total revenue, excluding Collaboration and Licensing revenue, was attributable to two customer in 2025 and four for 2024 and 2023, respectively.
The Company considers there to be revenue concentration risks for customers that represent product and service revenues that exceed 10% of total product and service revenue. The concentration of the Company’s product and service revenue with a particular customer may have a material adverse effect on the Company’s revenue and results of operations if sales with the respective customer experience difficulties. All product and service revenue during 2024 and 2023 were within the United States. In 2025, $241 of product and service revenue was generated in foreign country, with the remainder generated within the United States.
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
The following table summarizes the amounts recorded as revenue in the consolidated statements of operations for each significant counterparty to a collaboration or licensing agreement for the years ended December 31, 2025 and 2023. There was no such revenue in the year ended December 31, 2024.

	Year Ended December 31,
	2025	2024	2023
Other	1,818	—	75
Total	$1,818	$—	$75
The following is a summary of the terms of the Company's significant collaborations and licensing agreements, all of which have been terminated as of December 31, 2025.
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
Deferred revenue consisted of the following:

	December 31,
	2025	2024
Collaboration and licensing agreements	$—	$1,818
Prepaid product and service revenues	517	15
Other	—	690
Total	$517	$2,523
Current portion of deferred revenue	$517	$589
Long-term portion of deferred revenue	—	1,934
Total	$517	$2,523

5. Short-term and Long-term Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2025:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
United States government debt securities	$66,670	$36	$(30)	$66,676
Certificates of deposit	3,397	1	—	3,398
Corporate Bonds	61	—	—	61
Total	$70,128	$37	$(30)	$70,135
The estimated fair value of available-for-sale investments classified by their contractual maturities as of December 31, 2025 was:

Due within one year	$67,624
After one year through two years	2,511
Total	$70,135
The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
United States government debt securities	$67,464	$15	$(5)	$67,474
Certificates of deposit	848	3	—	851
Corporate Bonds	69	—	(1)	$68
Total	$68,381	$18	$(6)	$68,393
The estimated fair value of available-for-sale investments classified by their contractual maturities as of December 31, 2024 was:

Due within one year	$68,393
After one year through two years	—
Total	$68,393
In addition, at December 31, 2025 and December 31, 2024, the Company held U.S. government debt securities valued at $19,083 and $24,169, respectively, which was included in cash and cash equivalents in the consolidated balance sheets as these investments had an original maturity of less than three months when purchased.
See Notes 2 and 6 for further discussion on the Company's method for determining the fair value of its assets.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments.
6. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and benefits, and other accrued liabilities approximate fair value due to the short maturity of these instruments.

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of December 31, 2025 (there were no financial liabilities measured at fair value on a recurring basis as of December 31, 2025):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2025
Assets
United States government debt securities	$—	$66,676	$—	$66,676
Certificates of deposit	—	3,398	—	3,398
Corporate Bonds	—	61	—	61
Total assets	$—	$70,135	$—	$70,135
The following table presents the placement in the fair value hierarchy of financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2024
Assets
United States government debt securities	$—	$67,474	$—	$67,474
Certificates of deposit	—	851	—	851
Corporate Bonds	—	68	—	68
Total assets	$—	$68,393	$—	$68,393
Liabilities
Warrant Liabilities-2024 Warrants	$—	$—	$50,537	$50,537
Total liabilities	$—	$—	$50,537	$50,537
The method used to estimate the fair value of the Level 2 short-term and long-term debt investments in the tables above is based on professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.
Term Loans
Due to the variable rate nature of the Term Loans, the Company believes that the carrying amount approximates fair value at December 31, 2025.
Warrant liabilities
The Warrant liabilities as of December 31, 2024 (as defined below) are comprised of outstanding warrants to purchase 52,666,669 shares of common stock, no par value per share at an exercise price of $0.75 per share issued in a private placement in December 2024 (the "Warrants").
As of December 31, 2024, the Warrants were accounted for as liabilities as the Warrants provided the holder the right to acquire, via a paid in kind ("PIK") dividend on the Series A Preferred Stock for the first two years following the issue date of the Series A Preferred Stock (see Note 12), a number of additional warrants to purchase shares of common stock equal to 50% of the amount of such PIK dividends divided by the $0.75 exercise price ("PIK Warrants"), which failed the requirement of the indexation guidance under ASC 815-40. The Warrants and PIK Warrants (together the "Warrant liabilities") were measured at fair value at inception and the fair value of the outstanding Warrants were re-measured at the end of each of the previous reporting periods and then again at the date of which the Warrant liabilities were reclassified to shareholders' equity, which occurred in the third quarter of 2025.

In connection with the Series A Preferred Stock conversion in September 2025 (see Note 12 for further discussion), the preferred shareholders forfeited their rights to the PIK dividends as the conversion occurred prior to the first of the two stated PIK dividend dates. As a result, as of the conversion date and going forward, the warrants met the equity scope exception to be classified in shareholders’ equity and are not subject to remeasurement, provided that the Company continues to meet the criteria for equity classification.
For the Year Ended December 31, 2025, the Company recorded a non-cash expense representing the change in the fair value of the Warrant liabilities in the amount of approximately $139,523 on the accompanying consolidated statements of operations, resulting in Warrant liabilities of $190,060 as of September 17, 2025, when the Series A Preferred Stock was converted to common stock. The Warrant liabilities, after being remeasured, were reclassified to additional paid-in capital within shareholders' equity.
The changes in the fair value of the Warrant liabilities measured utilizing Level 3 inputs for the Year Ended December 31, 2025 were as follows:

Warrant liabilities as of December 31, 2024	$50,537
Change in fair value of Warrant liabilities	139,523
Reclassification of Warrant liabilities to equity	(190,060)
Warrant liabilities as of December 31, 2025	$—
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
Preferred Stock - PIK Dividends
On December 30, 2024, the Company issued in a private placement 79,000 shares of its 8.00% Series A Convertible Perpetual Preferred Stock (the "Series A Preferred Stock") and warrants to purchase an aggregate of 52,666,669 shares of its common stock (the "Warrants") at an exercise price of $0.75, for gross proceeds of $79,000. In accordance with the Articles of Amendment to the Company's amended and restated articles of incorporation, on each PIK dividend payment date, the stated value of the Series A Preferred Stock shall automatically be increased by the accumulated PIK dividend amount. The PIK dividends were determined to be discretionary and as such, they are measured at fair value as of the date they accumulate. Due to the absence of retained earnings, the adjustment to record the value of the PIK dividends was recorded as a reduction to additional paid-in capital. No PIK dividend was required to be accrued as of December 31, 2025 as a result of the Series A Preferred Stock conversion that occurred in September 2025. See Note 12 for further discussion on the Series A Preferred Stock conversion and PIK dividends.

7. Inventory
On August 14, 2025, the FDA approved Papzimeos (zopapogene imadenovec-drba), marking the first immunotherapy approved for treatment of RRP, and the Company commenced capitalization of inventory from that date.
Prior to August 14, 2025, regulatory approval and subsequent commercialization of Papzimeos and thus the possibility of future economic benefits from Papzimeos sales were not considered probable and inventory-related costs were expensed as incurred; as such, the inventory recognized on the balance sheet at December 31, 2025 does not include any costs incurred prior to August 14, 2025.
The components of inventory are as follows:

	December 31,
	2025	2024
Raw Material	$144	$—
Work in process	9,265	—
Finish Goods	172	—
Total inventory	$9,581	$—
The shelf life of our inventory is twenty-four months from the date the drug product is manufactured. As of December 31, 2025, the Company has not recorded an adjustment for excess or obsolete inventory.
8. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	December 31,
	2025	2024
Land and land improvements	$164	$164
Buildings and building improvements	2,629	2,629
Furniture and fixtures	650	364
Equipment	19,444	16,774
Leasehold improvements	11,934	4,478
Breeding stock	74	88
Computer hardware and software	2,408	3,186
Construction and other assets in progress	278	9,019
	37,581	36,702
Less: Accumulated depreciation and amortization	(23,823)	(22,871)
Property, plant and equipment, net	$13,758	$13,831
Depreciation expense was $1,926, $1,467, and $1,820 for the years ended December 31, 2025, 2024, and 2023, respectively.
Recorded impairment losses of $598 and $445 for the years ended December 31, 2024, and 2023, respectively, are included in impairment of other noncurrent assets on the accompanying consolidated statements of operations and are primarily related to right-of-use assets and fixed assets at certain of the Company's leased locations.
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

9. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the years ended December 31, 2025, and 2024, are as follows:

	2025	2024
Beginning of year	$19,139	$26,612
Impairment	(3,907)	(7,409)
Foreign currency translation adjustments		(64)
End of year	$15,232	$19,139
The Company had $36,189 and $32,282 of cumulative goodwill impairment losses as of December 31, 2025, and 2024.
For the year ended December 31, 2025, and December 31, 2024, the Company recorded $3,907 and $5,779 of impairment charges related to the Exemplar reporting unit, respectively.
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
The revised projections were used as a key input into Exemplar's reporting unit’s annual goodwill impairment test performed as of June 30, 2025. The impairment charge of $3,907 represented the estimated excess of carrying value over fair value of this reporting unit. The Company estimated the fair value of its reporting unit utilizing a combination of a discounted present value cash flow model as well as a market earnings multiple approach. As a result of this impairment charge, no goodwill remains within the Exemplar reporting unit subsequent to June 30, 2025.
As part of its annual impairment evaluation in 2024, the Company determined the fair value of the Exemplar reporting unit was less than its carrying amount. The Company determined the fair value of the Exemplar reporting unit in 2024 using the income approach, discounted at the appropriate rate of return as well as current rates of return for equity and debt capital as of the valuation date. As a result, the Company recorded a goodwill impairment charge of $5,779, which represented the estimated excess of carrying value over fair value of this reporting unit.
During the second quarter of 2024, in connection with the suspension of ActoBio's operations, as discussed in Note 1, the Company determined the fair value of the ActoBio reporting unit was less than its carrying amount. As a result, the Company recorded a goodwill impairment charge of $1,630, which represented the full amount of goodwill associated with the ActoBio reporting unit.
Intangible assets consist of the following as of December 31, 2025:

	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	10.7	$15,912	$(12,730)	$3,182
Intangible assets consist of the following as of December 31, 2024:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$15,912	$(11,457)	$4,455

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
Amortization expense was $1,273, $3,059, and $4,848 for the years ended December 31, 2025, 2024, and 2023, respectively. Estimated aggregate amortization expense for definite lived intangible assets is expected to be as follows:

2026	$1,273
2027	1,273
2028	636
2029	—
Total	$3,182
10. Debt
Long Term Debt
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
The Loan Agreement provides for a 5-year senior secured term loan facility of up to $125.0 million, composed of two committed tranches: (i) an initial tranche in an aggregate principal amount of $100.0 million, which was funded on September 3, 2025; and (ii) a delayed draw tranche in an aggregate principal amount of $25.0 million, which is available, subject to certain conditions, until June 29, 2027 (such tranches, collectively, the “Term Loans”). The Term Loans mature on September 3, 2030 (the “Maturity Date”). Beginning on December 31, 2028, the Term Loans require eight equal quarterly principal payments of $12.5 million (adjusted for any borrowings under the second tranche, if any) until maturity, and all remaining outstanding amounts, if any, become due and payable on September 3, 2030. Interest rates for borrowings under the Loan Agreement are determined by a secured overnight financing rate ("SOFR") plus a margin. The interest rate for the Term Loans is based upon the sum of (a) the applicable margin (6.50%), and (b) the 3-month forward-looking term rate based on SOFR, subject to a floor of 3.75%. Interest is payable quarterly in arrears. The effective interest rate of the Term Loan, including amortization of debt issuance costs was 12.5% for the twelve months ended December 31, 2025. No repayment of principal was made during the twelve months ended December 31, 2025.
The Company’s obligations under the Loan Agreement are secured by substantially all of its U.S. assets, including intellectual property, and are guaranteed by certain of its subsidiaries, each of which has pledged substantially all of its assets to secure such guarantee.
The following table reflects the Company's long-term debt as of December 31, 2025 and December 31, 2024, respectively:

	December 31, 2025	December 31, 2024
Outstanding principal balance	$100,000	$—
Unamortized debt discount and issuance costs	(6,826)	—
Carrying value	$93,174	$—
The Company incurred $7,182 of debt discount and debt issuance costs in 2025 for the Term Loans, which were capitalized and deferred when incurred and are being amortized over the term of the Term Loans. Interest expense in relation to the Term Loans, including the amortization of debt discount and debt issuance costs is as follows:

Year Ended December 31,
2025
Cash interest expense	$3,510
Non-cash interest expense	356
Total interest expense	$3,866
The Company determined that all of the embedded features identified in the Loan Agreement were either clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s consolidated financial statements.
The Term Loans contain customary affirmative and restrictive covenants and representations and warranties including, without limitation, (i) information delivery requirements, (ii) obligations to maintain insurance, (iii) preservation of intellectual property and regulatory approvals, and (iv) compliance with applicable laws. Additionally, there are certain restrictive covenants, including, without limitation, (i) limitations on the incurrence of additional indebtedness, (ii) limitations on the incurrence of liens, (iii) restrictions on the payment of dividends and other restricted payments, (iv) restrictions on investments, (v) restrictions on asset transfers, (vi) restrictions on mergers and similar transactions, (vii) restrictions on amendments to organizational documents and material contracts, in each case subject to specified exceptions, (viii) minimum net sales and (ix) minimum liquidity. The Loan Agreement also contains customary representations and warranties, including, without limitation, with respect to (i) organization, authority and enforceability, (ii) financial condition, (iii) compliance with laws, (iv) intellectual property and regulatory matters, and (v) the absence of a material adverse change. The Term Loans may be voluntarily prepaid in whole (but not in part) and must be prepaid upon change in control, and are subject to make-whole, prepayment premium and exit fee provisions. Proceeds of the Term Loans are being used to fund the Company’s commercial launch of Papzimeos as well as other general corporate and working capital requirements. The Term Loans include customary events of default, which may require the Company to pay an additional 3% interest on the outstanding loans under the Term Loan facility. As of December 31, 2025, the Company was in compliance with its debt covenants under the Loan Agreement.
Line of Credit
Exemplar had a $5,000 revolving line of credit with American State Bank that matured on November 1, 2025 and was not renewed. As of December 31, 2024, the line of credit bore interest at a stated rate of 8% per annum and there was no outstanding balance.
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
The components of interest expense related to the Convertible Notes were as follows:

Year Ended December 31,
2023
Cash interest expense	$397
Non-cash interest expense	60
Total interest expense	$457

Future Maturities of Long-Term Debt
Future maturities of long-term debt as of December 31, 2025 are as follows:

2026	$—
2027	—
2028	12,500
2029	50,000
2030	37,500
Thereafter	—
Total	100,000
11. Income Taxes
The components of loss from continuing operations before income taxes are presented below:

	Year Ended December 31,
	2025	2024	2023
United States	$(250,719)	$(85,879)	$(93,522)
Foreign	80	(42,149)	(2,840)
Total	$(250,639)	$(128,028)	$(96,362)
The components of income tax expense (benefit) from continuing operations are presented below:

	Year Ended December 31,
	2025	2024	2023
Current tax expense
US federal	—	—	—
US state and local	3	2	21
Foreign	—	—	—
Total current tax expense	3	2	21
Deferred tax (benefit)
US federal	—	(41)	(247)
US state and local	—	(11)	(80)
Foreign	—	(1,743)	(152)
Total deferred tax (benefit)	—	(1,795)	(479)
Total income tax expense (benefit)
US federal	—	(41)	(247)
US state and local	3	(9)	(59)
Foreign	—	(1,743)	(152)
Total income tax expense (benefit)	$3	$(1,793)	$(458)
There were no significant tax payments made to any jurisdiction, or state income tax expense incurred, during the periods presented above.

Income tax expense (benefit) for the years ended December 31, 2025, 2024, and 2023 differed from amounts computed by applying the applicable United States federal corporate income tax rate of 21% to loss before income taxes as a result of the following:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
US federal statutory income tax rate	(52,634)	21.0%	(26,886)	21.0%	(20,236)	21.0%
Domestic federal
Research and development tax credits	(1,200)	0.5%	(1,750)	1.4%	(1,146)	1.2%
Nontaxable and nondeductible items
Stock based compensation	3	—%	313	(0.2)%	3,417	(3.5)%
Change in fair value of warrants	29,300	(11.7)%	61	—%	—	—%
Other	1,631	(0.7)%	333	(0.3)%	324	(0.3)%
Change in valuation allowance	23,820	(9.5)%	19,831	(15.5)%	15,758	(16.4)%
Other	(903)	0.4%	(794)	0.6%	867	(0.9)%
Domestic state and local income taxes, net of federal effect	3	—%	(7)	—%	(42)	—%
Foreign
Belgium
Statutory income tax rate differential	3	—%	(1,081)	0.8%	34	—%
Impairment of goodwill	—	—%	551	(0.4)%	—	—%
Other	—	—%	770	(0.6)%	(414)	0.4%
Change in valuation allowance	(20)	—%	6,866	(5.4)%	895	(0.9)%
Other foreign jurisdictions	—	—%	—	—%	85	(0.1)%
Total income tax expense (benefit)	$3	—%	$(1,793)	1.4%	$(458)	0.5%
The tax effects of temporary differences that comprise the deferred tax assets and liabilities as of December 31, 2025, and 2024, are as follows:

	2025	2024
Deferred tax assets
Equity securities and investments in affiliates	517	472
Property, plant and equipment	302	237
Intangible assets	47,753	56,113
Accrued liabilities	2,789	2,478
Lease liabilities	1,220	1,383
Stock-based compensation	13,472	14,205
Deferred revenue	56	503
Capitalized research and development cost	21,224	29,796
Research and development tax credits	17,928	16,232
Net operating, capital loss, and interest expense carryforwards	285,791	283,926
Total deferred tax assets	391,052	405,345
Less: Valuation allowance	389,936	404,074
Net deferred tax assets	1,116	1,271
Deferred tax liabilities
Right-of-use assets	1,116	1,271
Total deferred tax liabilities	1,116	1,271
Net deferred tax liabilities included in continuing operations	$—	$—

Activity within the valuation allowance for deferred tax assets included in continuing operations during the years ended December 31, 2025, 2024, and 2023 was as follows:

	2025	2024	2023
Valuation allowance at beginning of year	$404,074	$424,432	$401,086
Increase (decrease) in valuation allowance as a result of
Current year operations	10,069	30,783	23,065
Expired attributes	(26,394)	(50,269)	—
Foreign currency translation adjustment	2,187	(872)	281
Valuation allowance at end of year	$389,936	$404,074	$424,432
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Due to the Company and its subsidiaries' histories of net losses incurred from inception, any corresponding net domestic and foreign deferred tax assets have been fully reserved as the Company and its subsidiaries cannot sufficiently be assured that these deferred tax assets will be realized.
The Company's past issuances of stock and mergers and acquisitions have resulted in ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). As a result, utilization of portions of the net operating losses may be subject to annual limitations. As of December 31, 2025, approximately $31,466 of the Company's domestic net operating losses were inherited via acquisition and are limited based on the value of the target at the time of the transaction.
As of December 31, 2025, the Company had net operating loss carryforwards of approximately $1,120,424 for United States federal income tax purposes available to offset future taxable income, including $911,880 generated after 2017, United States capital loss carryforwards of $1,372, and United States federal and state research and development tax credits of approximately $17,880, prior to consideration of annual limitations that may be imposed under Section 382 of the Internal Revenue Code of 1986, as amended, or ("Section 382"). Net operating loss carryforwards generated prior to 2018 will expire if unutilized from 2026 to 2037, and capital loss carryforwards will expire if unutilized from 2027 to 2029. As a result of our past stock issuances, as well as due to prior mergers and acquisitions, certain of our net operating losses have been subject to limitations pursuant to Section 382. Future changes in stock ownership may also trigger an ownership change and, consequently, a Section 382 limitation. As of December 31, 2025, our direct foreign subsidiaries included in continuing operations had foreign loss carryforwards of approximately $80,104, most of which do not expire.
The Company and its subsidiaries do not have material unrecognized tax benefits as of December 31, 2025. The Company's U.S. tax returns for the years 2006 and forward are subject to examination by federal or state tax authorities due to the carryforward of unutilized net operating and capital losses and research and development tax credits.
12. Mezzanine Equity and Shareholders' Equity
As of December 31, 2025, under the Company’s amended and restated articles of incorporation, the Company is authorized to issue 700,000,000 shares of common stock and 25,000,000 shares of preferred stock.
Amendment to the Articles of Incorporation - Series A Preferred Stock
In December 2024, Precigen filed articles of amendment (the “Articles of Amendment”) to its amended and restated articles of incorporation with the State Corporation Commission of the Commonwealth of Virginia ("SCC"), including a form of certificate for the Series A Preferred Stock, designating 81,000 shares of its authorized and unissued preferred stock as 8.00% Series A Convertible Perpetual Preferred Stock (the "Series A Preferred Stock") and establishing the preferences, limitations and relative rights of the Series A Preferred Stock. The Articles of Amendment became effective following the issuance of a Certificate of Amendment by the SCC to Precigen in December 2024.

Amendment to the Articles of Incorporation - Increase of authorized shares
In July 2025, Precigen filed articles of amendment to its amended and restated articles of incorporation with the SCC, to increase Precigen's authorized shares of common stock from 400,000,000 as of December 31, 2024 to 700,000,000 shares of common stock, which became effective in the same month.
Issuances of Preferred Stock and Warrants
On December 30, 2024, the Company issued 79,000 shares of the Series A Preferred Stock with an initial liquidation preference and stated value of $1,000 per share, together with the Warrants (see Note 6), for gross proceeds of $79,000 and net proceeds of $78,463, after deducting offering expenses, which had not been paid as of December 31, 2024. The aggregate exercise price of the Warrants is approximately $39,500, exercisable for an aggregate of 52,666,669 shares of common stock. The Series Preferred Stock was converted to common stock in 2025 as described below.
Mezzanine Classification
ASC 480-10-S99-3A(2) of the SEC's Accounting Series Release N0. 268 ("ASR 268") requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268, a company should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A Preferred Stock was redeemable at the option of the holder upon a "fundamental change" (as defined in the agreements) that is not solely within control of the Company, and accordingly, the Company determined that mezzanine treatment was appropriate for the Series A Preferred Stock prior to their conversion to common stock in 2025.
The Series A Preferred Stock was initially measured at the amount of total proceeds less any offering costs and proceeds allocated to the Warrants, and is presented as such in our consolidated balance sheets as of December 31, 2024. Additionally, during the six months ended June 30, 2025, the Company recorded an increase of $2,665 to the Series A Preferred Stock, which represented the fair value of the ratable portion of accumulated PIK dividends that would have increased the stated value of the Series A Preferred stock upon subsequent PIK dividend payment dates. Due to the absence of retained earnings, these adjustments to record the value of the PIK dividends were recorded as a reduction to additional paid-in capital.
Conversion of Preferred Stock
In September 2025, all of the holders of the Series A Preferred Stock converted their 79,000 shares of Preferred Stock (with an aggregate stated value of $79,000) into 54,937,411 shares of common stock of the Company pursuant to the terms of the Amended and Restated Articles of Incorporation and such Preferred Stock at the then-current conversion rate of 695.4103 shares of common stock of the Company per one thousand dollars of stated value of Preferred Stock.
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
The Company completed the January 2023 offering of shares of common stock, utilizing a number of underwriters, with J.P. Morgan Securities LLC acting as representative of the underwriters. The services provided by JP Morgan Securities LLC were in the ordinary course of their role as lead underwriter, for which they received customary fees and commissions.
Share Lending Agreement
Concurrently with the offering of the Convertible Notes (Note 10), Precigen entered into a share lending agreement (the "Share Lending Agreement") with J.P. Morgan Securities LLC (the "Share Borrower") pursuant to which Precigen loaned and delivered 7,479,431 shares of its common stock (the "Borrowed Shares") to the Share Borrower. The Share Lending Agreement terminated in October 2023, and the Borrowed Shares were returned to Precigen and were recorded as treasury shares at that time.
Components of Accumulated Other Comprehensive income
The components of accumulated other comprehensive income are as follows:

	December 31,
	2025	2024
Unrealized income on investments	$7	$12
Total accumulated other comprehensive income	$7	$12
During the year ended December 31, 2024, the Company reclassified $2,915 of cumulative foreign translation losses associated with ActoBio upon the final closing of its facilities, which is included in other income (expenses) in the accompanying consolidated statements of operations. These translation losses were previously recorded within accumulated other comprehensive (loss) income.
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

	Year Ended December 31,
	2025	2024	2023
Cost of products and services	$72	$41	$72
Research and development	2,953	2,828	2,237
Selling, general and administrative	7,841	6,602	7,579
Total	$10,866	$9,471	$9,888
The Company capitalized stock-based compensation associated with the allocation of labor costs related to work performed to manufacture Papzimeos of $372 for the year ended December 31, 2025.

Precigen Equity Incentive Plans
In August 2013, Precigen adopted the 2013 Omnibus Incentive Plan (the "2013 Plan"), for employees and nonemployees pursuant to which Precigen's board of directors granted share-based awards, including stock options, restricted stock units, shares of common stock and other awards, to employees, officers, consultants, advisors, and nonemployee directors. Upon the effectiveness of the 2023 Omnibus Incentive Plan (the "2023 Plan") by Precigen's shareholders in June 2023, as discussed in the next paragraph, no new awards may be granted under the 2013 Plan and any awards granted under the 2013 Plan prior to the effectiveness of the 2023 Plan will remain outstanding under such plan and will continue to vest and/or become exercisable in accordance with their original terms and conditions. As of December 31, 2025, there were 14,865,149 stock options and no RSUs outstanding under the 2013 Plan.
In April 2023, Precigen adopted the 2023 Plan, which became effective upon shareholder approval in June 2023. The 2023 Plan permits the grant of share-based awards, including stock options, restricted stock awards, RSUs, PSUs and other awards, to officers, employees and nonemployees. The 2023 Plan initially authorized for issuance pursuant to awards under the 2023 Plan an aggregate of 16,418,137 shares, which included shares remaining available for issuance under the 2013 Plan. In July 2024, shareholders approved an additional 2,000,000 shares to be authorized under the 2023 Plan and in June 2025, shareholders approved an additional 11,500,000 shares to be authorized under the 2023 Plan. As of December 31, 2025, there were 9,051,962 stock options, 1,025,000 PSUs and 1,695,500 RSUs outstanding under the 2023 Plan and 11,458,631 shares were available for future grants.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of December 31, 2025, there were 13,100,000 shares authorized for issuance under the 2019 Plan. The 2019 Plan initially authorized for issuance pursuant to awards under the 2019 Plan an aggregate of 5,000,000 shares. In June 2022, shareholders approved an additional 7,000,000 shares to be authorized under the 2019 Plan and in June 2025, shareholders approved an additional 1,100,000 shares to be authorized under the 2019 Plan. As of December 31, 2025, the 2019 Plan had 4,236,081 stock options and 646,551 RSUs outstanding, and 2,048,892 shares were available for future grants.
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

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2022	15,201,276	$10.41	6.87
Granted	7,847,869	1.19
Exercised	—	—
Forfeited	(275,250)	(2.65)
Expired	(716,555)	(20.41)
Balance at December 31, 2023	22,057,340	6.90	7.12
Granted	7,361,674	1.40
Exercised	(265,448)	(1.30)
Forfeited	(1,586,732)	(1.72)
Expired	(1,642,100)	(17.10)
Balance at December 31, 2024	25,924,734	5.07	7.05
Granted	4,322,403	1.44
Exercised	(786,282)	(1.53)
Forfeited	(334,076)	(1.66)
Expired	(973,587)	(14.62)
Balance at December 31, 2025	28,153,192	4.32	6.74
Exercisable at December 31, 2025	18,804,310	5.76	5.90
Total unrecognized compensation costs related to unvested awards as of December 31, 2025 were $8,040 and are expected to be recognized over a weighted-average period of approximately 2.19 years.
The weighted average grant date fair value of options granted during 2025, 2024, and 2023 was $1.15, $1.12, and $0.92, respectively. The aggregate intrinsic value of options exercised during 2025, 2024, and 2023 was $1,704, $60, and $0, respectively. The aggregate intrinsic value of options is calculated as the difference between the exercise price of the underlying options and the fair value of Precigen's common stock for those shares where the exercise price was lower than the fair value of Precigen's common stock on the date of exercise.

The following table summarizes additional information about stock options outstanding as of December 31, 2025

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.67	—	$1.40	14,831,973	$1.29	8.17	$42,799	6,533,916	$1.24	7.61	$19,225
$1.41	—	$2.50	5,711,476	$1.97	6.88	12,606	4,684,151	$1.96	6.83	10,394
$2.51	—	$6.00	2,287,356	$5.47	4.23	131	2,263,856	$5.50	4.19	109
$6.01	—	$12.00	2,773,056	$10.14	4.44	—	2,773,056	$10.14	4.44	—
$12.01	—	$34.85	2,549,331	$19.80	2.91	—	2,549,331	$19.80	2.91	—
			28,153,192	$4.32	6.74	$55,536	18,804,310	$5.76	5.90	$29,728
PSUs and RSUs
In 2024, the Company’s Compensation and Human Capital Management Committee of the Board of Directors (the "Compensation Committee") approved the grant of 3,178,000 PSUs under the 2023 Plan to certain key employees of the Company. Of the PSUs granted, 2,978,000 were subject to vesting in two equal 50% installments based upon the achievement of two specified operational milestones relating to (i) the Company’s good faith submission to the U.S. Food and Drug Administration (the “FDA”) of a complete BLA for the Company’s PRGN-2012 investigational product and (ii) the approval of the BLA by the FDA. The remaining 200,000 PSUs granted in 2024 are subject to vesting in two equal 50% installments based on (i) the achievement of the approval of the BLA by the FDA and (ii) continued employment with the Company on the six-month anniversary of the approval of the BLA by the FDA. In May 2025, the Compensation Committee approved the grant of 950,000 PSUs under the 2023 Plan to non-executive employees of the Company, which are scheduled to vest one year from the grant date, on the condition that that the BLA for PRGN-2012 was approved by the FDA.
In January 2025, the Compensation Committee certified the achievement of the performance milestone of the submission of the BLA to the FDA, and as such, approximately 1,500,000 PSUs vested in January 2025.
In September 2025, the Compensation Committee certified the achievement of the performance milestone related to the approval of the BLA by the FDA. As such, approximately 1,600,000 PSUs vested in September 2025.
With respect to the initial 2,978,000 PSUs, as of the award grant date, the underlying performance milestone relating to the Company's submission of a BLA to the FDA was considered probable of achievement and stock-based compensation expense was recognized during the year ended December 31, 2024 related to that milestone.
As of the award grant date, the underlying performance milestone related to the approval of the BLA by the FDA was determined to be not probable of achievement, as such approval is outside of the Company's control. Therefore, no stock-based compensation expense was recognized related to that milestone of the PSUs for the six months ended June 30, 2025 and during 2024 related to this milestone.
Upon approval of the BLA by the FDA, the performance condition was determined to be probable of being satisfied and therefore the Company recognized cumulative expense of $2,266 to reflect the portion of the employee's requisite service that had been provided to date. For those PSUs with a continued service condition, the Company is continuing to recognize stock-based compensation cost over the remaining requisite service period.
Additionally, in September 2025, the Company elected to settle in cash the portion of the original 2,978,000 PSUs held by certain executive officers that were to vest upon the approval of the BLA by the FDA. This was accounted for as cash settlements of equity-classified awards as it is not expected that the Company will have further settlements of equity awards in cash. As such, the Company recorded compensation cost of $3,404, which represented the additional settlement consideration that exceeded the fair-value-based measure of the equity-classified award on the settlement date.

RSU and PSU activity was as follows:

	Number of RSUs and PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2022	697,815	$2.66	0.13
Granted	4,083,777	1.01
Vested	(3,820,058)	(1.27)
Forfeited	—	—
Balance at December 31, 2023	961,534	1.17	0.19
Granted	7,769,484	1.29
Vested	(4,726,961)	(1.37)
Forfeited	—	—
Balance at December 31, 2024	4,004,057	1.16	0.55
Granted	6,872,289	1.42
Vested	(6,290,420)	(1.29)
PSUs settled in cash	(1,154,000)	(1.13)
Forfeited	(64,875)	(1.24)
Balance at December 31, 2025	3,367,051	1.45	0.70
Total unrecognized compensation costs related to unvested RSU and PSU awards as of December 31, 2025 were $2,284 and are expected to be recognized over a weighted-average period of approximately 1.8 years.
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
The components of lease costs were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$1,593	$2,379	$2,234
Short-term lease costs	33	55	52
Variable lease costs	390	368	384
Lease costs	$2,016	$2,802	$2,670

As of December 31, 2025, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2026	$1,680
2027	1,489
2028	1,402
2029	1,341
2030	600
Thereafter	—
Total	6,512
Present value adjustment	(1,396)
Total	$5,116
Current portion of operating lease liabilities	$1,136
Long-term portion of operating lease liabilities	3,980
Total	$5,116
Other information related to operating leases in continuing operations was as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (years)	4.05	4.83
Weighted average discount rate	11.47%	11.57%

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,601	$2,662	$2,326
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	724	572	399
During the year ended December 31, 2024 the Company recorded an impairment charge related to right-of-use assets. See Note 8 for further discussion.
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
In connection with the sale of the Company's Trans Ova subsidiary in 2022, the Company is required to indemnify the buyer for certain expenses incurred post close (related to covenants and certain additional specified liabilities including certain patent infringement lawsuits), if incurred, in amounts not to exceed $5,750. Such indemnification was recorded as a reduction of the gain on divestiture in 2022. As of December 31, 2025 and December 31, 2024, $2,476 and $3,213, respectively, were included in indemnification accruals on the consolidated balance sheets related to this indemnification liability. In 2025, the Company paid an indemnification claim of $737 for expenses incurred by the buyer for the period from January 2024 to September 2025. During 2024, the Company paid $1,862 for expenses incurred by the Buyer for the period from July 2023 through December 2023. In addition, during 2023, the Company paid $675 for indemnification claims related to the period from the date of sale through June 2023. During 2025, the Company was notified by the buyer that the underlying claim related to the Company's indemnification was fully settled, and the Company will be required to further indemnify the buyer for approximately $2,000 plus associated legal fees. The Company expects to make final payments in 2026 which will discontinue the on going indemnification obligation.
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters may result in adverse judgments, unfavorable settlements, or concessions by the Company, or adverse regulatory action, any of which could harm the Company’s business or operations. Moreover, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2025, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
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
In anticipation of this transition, during the first quarter of 2025, the Company realigned its former two operating segments, Biopharmaceuticals and Exemplar, into one operating segment. This decision was made to streamline operations and enhance focus on core business activities in preparation for the commercial launch of Papzimeos. The Company implemented this change to better reflect how the Company is managed and to align with its strategic initiative to concentrate resources on its core business. This change also reflects a shift in the manner in which the chief operating decision maker (“CODM”) reviews information to assess the Company’s performance and make resource allocation decisions, in accordance with ASC 280, Segment Reporting. The Company's CODM is its President and Chief Executive Officer ("CEO"). The CODM manages and allocates resources at a consolidated level. Although the change in operating segments was made in the first quarter of 2025, the Company still maintains two reporting units for the purpose of goodwill impairment testing.
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
The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies as described in Note 2. As of December 31, 2025, substantially all of the Company's long-lived assets were held in the United States and there were no revenues derived in foreign countries for any periods presented. Expenditures for the addition of long-lived assets are reported on the consolidated statements of cash flows as purchases of property and equipment.
Total segment net loss, which equals consolidated net loss per the consolidated statements of operations was as follows:

	Year Ended December 31,
	2025	2024	2023
Revenues from external customers	$9,684	$3,925	$6,225
Less:
Salaries, benefits and other payroll expenses, including severance costs	(44,093)	(46,281)	(44,097)
Rent and utilities	(3,716)	(3,877)	(3,898)
Change in fair value of warrant liabilities	(139,523)	—	—
Impairment of goodwill	(3,907)	(7,408)	(10,390)
Impairment of assets	—	(32,915)	(445)
Other segment expenses, net	(69,084)	(39,679)	(43,299)
Net loss	$(250,639)	$(126,235)	$(95,904)
Other segment expenses, net in the table above includes external R&D, SG&A and cost of good sold, including third-party commercialization and manufacturing costs, laboratory supplies, consultant costs, legal and professional fees, insurance, and certain other overhead expenses.
17. Defined Contribution Plans
The Company sponsors defined contribution plans covering employees who meet certain eligibility requirements. The Company makes contributions to the plans in accordance with terms specified in the plan agreement. The Company's contributions to the plans were $505, $417, and $178 for the years ended December 31, 2025, 2024, and 2023, respectively.