Form 10-Q
period 2026-03-31
PRECIGEN, INC.
filed 2026-05-13
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2026, 356,510,980 shares of common stock, no par value per share, were issued and outstanding.

PRECIGEN, INC.
FORM 10-Q

Precigen®, AdenoVerse®, UltraCAR-T®, RheoSwitch®, UltraVector®, RTS®, UltraPorator®, ActoBiotics®, Advancing Medicine With Precision®, RRP Awareness Day ®, Giving Voice to Inspire Change ®, and RheoSwitch Therapeutic System® are our and/or our affiliates' registered trademarks in the United States and GenVec™, Papzimeos™, Recurrent Respiratory Papillomatosis Awareness Giving Voice to Inspire Change™, RRP Awareness & Design™, RRP Awareness Day Giving Voice to Inspire Change™, Imwayka™, Inkalvo™ and Rygnar™ are our and/or our affiliates' common law trademarks in the United States. This Quarterly Report on Form 10-Q, or Quarterly Report, and the information incorporated herein by reference contain references to trademarks, service marks, and trade names owned by us or other companies. Solely for convenience, trademarks, service marks, and trade names referred to in this Quarterly Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use or display of other companies' trade names, service marks, or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names, and service marks appearing in this Quarterly Report are the property of their respective owners. Unless the context requires otherwise, references in this Quarterly Report to "Precigen", "Company", "we", "us", and "our" refer to Precigen, Inc.

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
You should read this Quarterly Report, the documents that we reference in this Quarterly Report, our Annual Report on Form 10-K for the year ended December 31, 2025, the other reports we have filed with the Securities and Exchange Commission, or SEC, and the documents that we have filed as exhibits to our filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$7,480	$30,234
Short-term investments	48,766	67,624
Receivables
Trade, less allowance for credit losses of $0 as of both March 31, 2026 and December 31, 2025	26,403	3,916
Other	302	446
Inventory	14,725	9,581
Prepaid expenses and other	3,996	3,434
Total current assets	101,672	115,235
Long-term investments	489	2,511
Property, plant and equipment, net	13,219	13,758
Intangible assets, net	2,864	3,182
Goodwill	15,232	15,232
Right-of-use assets	4,369	4,679
Other assets	782	908
Total assets	$138,627	$155,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	March 31, 2026	December 31, 2025
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$2,589	$11,985
Accrued compensation and benefits	4,556	10,199
Other accrued liabilities	12,481	10,993
Indemnification accruals	—	2,476
Deferred revenue	410	517
Current portion of lease liabilities	1,068	1,136
Total current liabilities	21,104	37,306
Long-term debt	93,519	93,174
Lease liabilities, net of current portion	3,663	3,980
Other long-term liabilities	106	134
Total liabilities	118,392	134,594
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock, no par value, 700,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 355,903,977 shares and 353,910,926 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	2,369,529	2,362,252
Accumulated deficit	(2,349,277)	(2,341,348)
Accumulated other comprehensive (loss) income	(17)	7
Total shareholders' equity	20,235	20,911
Total liabilities and shareholders' equity	$138,627	$155,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2026	2025
Revenues
Product revenues, net	$21,828	$203
Service revenues	1,424	1,138
Total revenues	23,252	1,341
Operating Expenses
Cost of products and services	2,559	1,100
Research and development	5,638	10,478
Selling, general and administrative	21,049	12,359
Total operating expenses	29,246	23,937
Operating loss	(5,994)	(22,596)
Other Income (Expense), Net
Change in fair value of warrant liabilities	—	(32,481)
Interest expense	(2,908)	(1)
Interest income	683	918
Other income, net	290	7
Total other income (expense), net	(1,935)	(31,557)
Loss before income taxes	(7,929)	(54,153)
Income tax expense	—	—
Net loss	$(7,929)	$(54,153)
Net loss per share
Net loss per share, basic and diluted	$(0.02)	$(0.18)
Weighted average shares outstanding, basic and diluted	354,291,007	293,879,653
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Net loss	$(7,929)	$(54,153)
Other comprehensive loss:
Unrealized loss on investments	(24)	—
Comprehensive loss	$(7,953)	$(54,153)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity
(Unaudited)

	Shareholders' Equity
(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2025	353,910,926	$—	$2,362,252	$7	$(2,341,348)	$20,911
Stock-based compensation	—	—	3,271	—	—	3,271
Shares issued upon vesting of restricted stock units, performance stock units and for exercises of stock options	850,803	—	255	—	—	255
Shares issued for accrued compensation	1,030,851	—	3,371	—	—	3,371
Shares issued as payment for services	149,997	—	526	—	—	526
Repurchase of shares to satisfy tax withholding	(38,600)	—	(146)	—	—	(146)
Net loss	—	—	—	—	(7,929)	(7,929)
Other comprehensive income	—	—	—	(24)	—	(24)
Balances at March 31, 2026	355,903,977	$—	$2,369,529	$(17)	$(2,349,277)	$20,235

	Mezzanine Equity		Shareholders' Equity (Deficit)
(Amounts in thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	79,000	$28,218	292,869,097	$—	$2,129,207	$12	$(2,090,706)	$38,513
Stock-based compensation	—	—	—	—	2,677	—	—	2,677
Shares issued upon vesting of restricted stock units and for exercises of stock options	—	—	2,327,784	—	150	—	—	150
Shares issued as payment for services	—	—	302,582	—	527	—	—	527
Repurchase of shares to satisfy tax withholding	—	—	(364,403)	—	(474)	—	—	(474)
Net loss	—	—	—	—	—	—	(54,153)	(54,153)
Accrual of PIK dividends on preferred stock	—	1,300	—	—	(1,300)	—	—	(1,300)
Balances at March 31, 2025	79,000	$29,518	295,135,060	$—	$2,130,787	$12	$(2,144,859)	$(14,060)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(7,929)	$(54,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,099	629
Change in fair value of warrant liabilities	—	32,481
Amortization of discounts on investments, net	(369)	(706)
Stock-based compensation expense	3,006	2,677
Shares issued as payment for services	526	527
Accretion of debt discount and amortization of deferred financing costs	345	—
Changes in operating assets and liabilities:
Receivables:
Trade	(22,487)	175
Other	144	(76)
Inventory	(4,879)	—
Prepaid expenses	(562)	46
Other assets	126	(56)
Accounts payable	(9,513)	(117)
Accrued compensation and benefits	(2,272)	1,204
Other accrued liabilities	1,624	1,277
Deferred revenue	(107)	(138)
Lease liabilities	(75)	(95)
Indemnification accruals	(2,476)	—
Other long-term liabilities	(28)	—
Net cash used in operating activities	(43,827)	(16,325)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Cash flows from investing activities
Purchases of investments	$(33,874)	$(10,408)
Sales and maturities of investments	55,099	4,573
Purchases of property, plant and equipment	(258)	(622)
Net cash provided by (used in) investing activities	20,967	(6,457)
Cash flows from financing activities
Payment of issuance cost related to 2024 public offering of shares	—	(355)
Payments to taxing authorities in connection with shares directly withheld from employees	(146)	(474)
Proceeds from stock option exercises	255	150
Net cash provided by (used in) financing activities	109	(679)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3)	2
Net decrease in cash, cash equivalents, and restricted cash	(22,754)	(23,459)
Cash, cash equivalents, and restricted cash
Beginning of period	30,234	29,517
End of period	$7,480	$6,058
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,563	$—
Significant noncash activities
Accrued compensation paid in equity	$3,371	$—
Purchases of property and equipment included in accounts payable and other accrued liabilities	$198	$866
Issuance costs included in accounts payable and other accrued liabilities	$—	$537
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except share and per share data)
1. Organization
Precigen, Inc. ("Precigen"), a Virginia corporation, is a commercial-stage biopharmaceutical company specializing in the advancement of innovative precision medicines to improve the lives of patients. Precigen is leveraging its proprietary technology platforms to develop product candidates designed to target urgent and intractable diseases in Precigen's core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases. Precigen’s primary operations are located in the state of Maryland. In August 2025, Precigen announced that Papzimeos (Zopapogene Imadenovec-drba, PRGN-2012), an AdenoVerse immunotherapy, had received full approval by the U.S. Food and Drug Administration ("FDA") for the treatment of adults with recurrent respiratory Papillomatosis ("RRP"), and a confirmatory clinical trial is not required. Papzimeos is the first immunotherapy approved for the treatment of RRP. Papzimeos has also received Orphan Drug designation from the European Commission. The FDA approval of Papzimeos transitions Precigen from a development-stage to a commercial-stage company.
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
Precigen and its consolidated subsidiaries are hereinafter referred to as the "Company." As discussed in Note 15, the Company operates as one segment.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of March 31, 2026 and results of operations and cash flows for the interim periods ended March 31, 2026 and 2025. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
The accompanying condensed consolidated financial statements reflect the operations of Precigen and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity
As of March 31, 2026, the Company had $56,735 in cash, cash equivalents and investments. In addition, the Company has $93,519 of long-term debt as of March 31, 2026 (see Note 9). Management believes that existing liquid assets as of March 31, 2026, as well as proceeds from sales of Papzimeos, will allow the Company to continue its operations for at least a year from the issuance date of these condensed consolidated financial statements. These condensed consolidated financial statements are presented in United States dollars and are prepared under accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company is subject to a number of risks similar to those of other companies launching their first commercial product as well as conducting high-risk, early-stage research and development of therapeutic product candidates. Additionally, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
As the Company continues to incur losses, its transition to profitability will depend on the successful commercialization of Papzimeos and potential other product candidates and on the achievement of sufficient revenues to support the Company's cost structure. In addition, the Company may decide, or be required, to raise additional capital. This additional capital could be raised through a combination of non-dilutive financings including debt and/or royalty financings, collaborations, strategic alliances, government, or other third-party funding, monetization of core and non-core assets, marketing, distribution or licensing arrangements, and/or dilutive financings including equity and/or debt financings which may include an equity component. Also, any collaborations, strategic alliances, monetization of assets or marketing, distribution or licensing arrangement may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights.
Risks and Uncertainties
The Company is subject to a number of risks similar to those of other companies launching their first commercial product as well as conducting high-risk, early-stage research and development of therapeutic product candidates. Principal among these risks are the forecasted demand for Papzimeos, dependence on key individuals and intellectual property, competition from other products and companies, the technical risks associated with the manufacturing of Papzimeos, and the technical risks associated with the successful research, development and manufacturing of therapeutic product candidates.
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

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the customer or the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that that the period between when the entity transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less. The Company assessed each of its revenue generating arrangements to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of its arrangements.
The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time recognition is based on the use of an output or input method.
Product revenue - Papzimeos
In 2025, the Company received FDA approval for Papzimeos and initiated commercial sales during the fourth quarter of 2025. Product revenue represents the consideration that the Company expects to receive from the sale of Papzimeos to customers, net of variable consideration. The Company entered into a limited number of arrangements with specialty distributors in the United States to distribute Papzimeos to certain medical centers or hospitals and specialty pharmacy providers. The Company recognizes revenue on product sales when the performance obligation to provide units of Papzimeos is satisfied, which occurs upon delivery to the site of care or specialty pharmacy. In addition to distribution agreements with customers, the Company enters into arrangements with health care providers and payers that obligate the Company to have government mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products. Product revenue is recorded at the wholesale acquisition cost that the Company charges their customers less amounts the Company is required to remit back to customers, including chargebacks, trade discounts and allowances, product returns, government and payer rebates, and patient assistance. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product sales and earnings in the period of the adjustment. Payment terms for Papzimeos generally require customers to remit payment 127 days from the date of sale. Shipping and handling costs on outgoing shipments to customers are recorded as incurred as a component of selling, general and administrative expenses.
Reserves impacting the Transaction Price
The Company recognizes revenue from product sales at the net sales price (the "transaction price") which includes a variety of price adjustments to the wholesale acquisition cost that the Company charges to its customers. The Company may adjust a contract's transaction price for estimates of chargebacks arising from contractual or statutory requirements, government rebates, patient financial assistance programs, customer service fees and product returns.
These adjustments represent variable consideration under ASC 606 and are recorded as a reduction of revenue. These adjustments are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Adjustments for variable consideration are determined based on the contractual terms with customers, historical trends, expected utilization of such products and other judgments and analysis. These reserves are based on the amounts earned and are generally classified as a reductions of accounts receivable if the amount is payable to the customer and a liability if the amount is payable to a party other than the customer, within the condensed consolidated balance sheets.

The amount of variable consideration may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period.
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
Research and Development
The Company considers that regulatory requirements inherent in the research and development of new products preclude it from capitalizing such costs. Research and development expenses include salaries and related costs of research and development personnel, including stock-based compensation expense, costs to acquire or reacquire technology rights, contract research organizations and consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation, amortization, and other indirect overhead expenses. The Company has research and development arrangements with third parties that include upfront and milestone payments. As of March 31, 2026 and December 31, 2025, the Company had research and development commitments with third parties that had not yet been incurred totaling $5,037 and $6,220, respectively. The commitments are generally cancellable by the Company by providing written notice at least sixty days before the desired termination date.
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
Investments
As of March 31, 2026 and December 31, 2025 short-term and long-term investments include corporate bonds, United States government debt and agency securities and certificates of deposit. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date.
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
Inventory
Prior to an initial regulatory authorization for our drug product candidates, we expense costs related to raw materials and inventory production as research and development expenses in the condensed consolidated statements of operations in the period incurred. We capitalize the costs of production as inventory once regulatory authorization has been obtained and commercialization is considered probable, as we expect to realize future economic benefit from the sales of the drug product candidate.
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

The Company evaluates inventory recoverability at each reporting period and adjusts net realizable value for excess, slow-moving or obsolete inventory based on projected sales activity compared to product shelf-life. If the net realizable value is lower than costs, the inventory is written down accordingly, and the resulting charge is recognized as a component of cost of goods sold in the Company’s condensed consolidated statements of operations. Write‑downs are recorded in the period identified and are not subsequently reversed.
Inventory used for clinical development purposes is expensed to research and development expense when consumed.
Net Loss per Share
Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net loss per share calculation, shares to be issued pursuant to stock options, restricted stock units ("RSUs"), performance stock units ("PSUs") and warrants (see Notes 5 and 11) are considered to be common stock equivalents but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive as described in the next paragraph, and therefore, basic and diluted net loss per share were the same for all periods presented.
The following potentially dilutive securities as of March 31, 2026 and 2025, have been excluded from the above computations of diluted weighted average shares outstanding for the three months then ended as they would have been anti-dilutive:

	March 31,
	2026	2025
Options	28,249,282	25,898,681
Restricted stock units	2,000,884	773,311
Performance stock units	916,000	1,654,000
Warrants	52,666,669	52,666,669
Total	83,832,835	80,992,661
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. For warrants that are liability-classified, changes in fair value are included in Change in fair value of warrant liabilities in the condensed consolidated statements of operations. If facts and circumstances lead the warrant liability to be reclassified to shareholders' equity, warrant liabilities are remeasured as of the event date and reclassified from liabilities to shareholders' equity. In the third quarter of 2025, the Warrant liabilities were reclassified to shareholders' equity and will no longer be adjusted to fair value at each reporting period.
Mezzanine Equity
Where ordinary or preferred shares are determined to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the Company, and upon such event, the shares would become redeemable at the option of the holder, or when the Company does not have a sufficient number of authorized and unissued shares available to share settle the instrument, they are classified as "mezzanine equity" (temporary equity). The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future.
The Company evaluates whether the contingent redemption provisions are probable of becoming redeemable to determine whether the carrying value of the redeemable convertible preferred units is required to be remeasured to their respective redemption values. All instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as freestanding instruments or bifurcated embedded derivatives that are material are recognized separately as a derivative asset or liability in the condensed consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-04 to improve the relevance and consistency in the application of induced conversion guidance in Subtopic 470-20, Debt— Debt with Conversion and Other Options. The amendments in this Update affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company does not anticipate that this pronouncement will have a material effect on its financial statements.
There are no other new accounting standards which have not yet been adopted that are expected to have a significant impact on our financial statements and related disclosures.
3. Product and Service Revenues
Product Revenues
Product revenues as recorded in the condensed consolidated statements of operations represents:

	Three Months Ended March 31,
	2026	2025
Papzimeos	$21,591	$—
Exemplar	237	203
Product revenues	21,828	203
Service Revenues
For the periods ended March 31, 2026 and 2025, the Company recorded $1,424 and $1,138, respectively, of service revenues, whbich were all generated by Exemplar.

For the three months ended March 31, 2026, no single customer accounted for 10% or more of total condensed consolidated revenues. For the three months ended March 31, 2025, four customers accounted for 49.9% of total condensed consolidated revenues.
The Company considers there to be revenue concentration risks for customers that represent product and service revenues that exceed 10% of combined total product and service revenues. The concentration of the Company’s product and service revenues with a particular customer may have a material adverse effect on the Company’s revenues and results of operations if sales with the respective customer experience difficulties.
For the three months ended March 31, 2026, $279 of total revenues was attributable to sales to customers in foreign countries, with the remainder generated in the United States. All revenues in 2025 were generated within the United States.
Deferred Revenue
Deferred revenue consists entirely of deferred product and service revenues related to Exemplar and represents consideration received in advance of the performance of remaining obligations under the agreements.
4. Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of March 31, 2026:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$46,463	$—	$(15)	$46,448
Certificates of deposit	2,809	—	(2)	2,807
Total	$49,272	$—	$(17)	$49,255

The estimated fair value of available-for-sale investments classified by their contractual maturities as of March 31, 2026 was:

Due within one year	$48,766
After one year through two years	489
Total	$49,255
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
In addition, as of March 31, 2026 and December 31, 2025, the Company held U.S. government debt securities valued at $2,901 and $19,083, respectively, which were included in cash and cash equivalents in the condensed consolidated balance sheet as these investments had an original maturity of less than three months when purchased.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments.
5. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and benefits, and other accrued liabilities approximate fair value due to the short maturity of these instruments.
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of March 31, 2026:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2026
Assets
U.S. government debt securities	$—	$46,448	$—	$46,448
Certificates of deposit	—	2,807	—	2,807
Total	$—	$49,255	$—	$49,255

The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of December 31, 2025:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2025
Assets
U.S. government debt securities	$—	$66,676	$—	$66,676
Certificates of deposit	—	3,398	—	3,398
Corporate bonds	—	61	—	61
Total	$—	$70,135	$—	$70,135
The method used to estimate the fair value of the Level 2 investments in the tables above is based on professional pricing sources for identical or comparable instruments, rather than direct observations of quoted prices in active markets.
Also see Note 11 regarding Warrant liabilities and the change in fair value of warrant liabilities recorded on the condensed consolidated statement of operations for the quarter ended March 31, 2025. Also see Note 11 regarding the recording of Preferred stock PIK dividends for the quarter ended March 31, 2025.
6. Inventory
The components of inventory are as follows:

	March 31, 2026	December 31, 2025
Raw Material	$333	$144
Work in process	13,085	9,265
Finished Goods	1,307	172
Total inventory	$14,725	$9,581
The shelf life of our inventory is twenty-four months from the date the drug product is manufactured. As of March 31, 2026, the Company recorded a $130 adjustment for excess or obsolete inventory.
7. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	March 31, 2026	December 31, 2025
Land and land improvements	$164	$164
Buildings and building improvements	2,629	2,629
Furniture and fixtures	650	650
Equipment	19,675	19,444
Leasehold improvements	11,934	11,934
Breeding stock	70	74
Computer hardware and software	2,418	2,408
Construction and other assets in progress	281	278
	37,821	37,581
Less: Accumulated depreciation and amortization	(24,602)	(23,823)
Property, plant and equipment, net	$13,219	$13,758
Depreciation expense was $781 and $310 for the three months ended March 31, 2026 and 2025, respectively.

8. Goodwill and Intangible Assets, Net
The carrying amount of goodwill was $15,232 as of March 31, 2026 and December 31, 2025.
The Company had $36,189 of cumulative impairment losses as of March 31, 2026 and December 31, 2025.
Intangible assets consist of the following as of March 31, 2026:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$15,912	$(13,048)	$2,864
Intangible assets consist of the following as of December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$15,912	$(12,730)	$3,182
Amortization expense was $318 and $319 for the three months ended March 31, 2026 and 2025, respectively.
9. Debt
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
The Loan Agreement provides for a 5-year senior secured term loan facility of up to $125.0 million, composed of two committed tranches: (i) an initial tranche in an aggregate principal amount of $100 million, which was funded in September 2025; and (ii) a delayed draw tranche in an aggregate principal amount of $25.0 million, which is available, subject to certain conditions, until June 29, 2027 (such tranches, collectively, the “Term Loans”). The Term Loans mature in September 2030 (the “Maturity Date”). Beginning on December 31, 2028, the Term Loans require eight equal quarterly principal payments of $12.5 million (adjusted for any borrowings under the second tranche, if any) until maturity, and all remaining outstanding amounts, if any, become due and payable on September 3, 2030. Interest rates for borrowings under the Loan Agreement are determined by a secured overnight financing rate ("SOFR") plus a margin. The interest rate for the Term Loans is based upon the sum of (a) the applicable margin (6.50%), and (b) the 3-month forward-looking term rate based on SOFR, subject to a floor of 3.75%. Interest is payable quarterly in arrears. The effective interest rate of the Term Loan, including amortization of debt issuance costs was 12.5% for the three months ended March 31, 2026. No repayment of principal was made during the three months ended March 31, 2026.
The Company’s obligations under the Loan Agreement are secured by substantially all of its U.S. assets, including intellectual property, and are guaranteed by certain of its subsidiaries, each of which has pledged substantially all of its assets to secure such guarantee.
The following table reflects the Company's long-term debt as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
Outstanding principal balance	$100,000	$100,000
Unamortized debt discount and issuance costs	(6,481)	(6,826)
Carrying value	$93,519	$93,174

The Company incurred $7,182 of debt discount and debt issuance costs in 2025 for the Term Loans, which were capitalized and deferred when incurred and are being amortized over the term of the Term Loans. Interest expense in relation to the Term Loans, including the amortization of debt discount and debt issuance costs is as follows:

	Three months ended March 31,
	2026	2025
Interest expense to be paid in cash	$2,563	$—
Noncash interest expense	345	—
Total interest expense	$2,908	$—
The Company determined that all of the embedded features identified in the Loan Agreement were either clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s condensed consolidated financial statements.
The Term Loans contain customary affirmative and restrictive covenants and representations and warranties including, without limitation, (i) information delivery requirements, (ii) obligations to maintain insurance, (iii) preservation of intellectual property and regulatory approvals, and (iv) compliance with applicable laws. Additionally, there are certain restrictive covenants, including, without limitation, (i) limitations on the incurrence of additional indebtedness, (ii) limitations on the incurrence of liens, (iii) restrictions on the payment of dividends and other restricted payments, (iv) restrictions on investments, (v) restrictions on asset transfers, (vi) restrictions on mergers and similar transactions, (vii) restrictions on amendments to organizational documents and material contracts, in each case subject to specified exceptions, (viii) minimum net sales and (ix) minimum liquidity. The Loan Agreement also contains customary representations and warranties, including, without limitation, with respect to (i) organization, authority and enforceability, (ii) financial condition, (iii) compliance with laws, (iv) intellectual property and regulatory matters, and (v) the absence of a material adverse change. The Term Loans may be voluntarily prepaid in whole (but not in part) and must be prepaid upon change in control, and are subject to make-whole, prepayment premium and exit fee provisions. Proceeds of the Term Loans are being used to fund the Company’s commercial launch of Papzimeos as well as other general corporate and working capital requirements. The Term Loans include customary events of default, which may require the Company to pay an additional 3% interest on the outstanding loans under the Term Loan facility. As of March 31, 2026, the Company was in compliance with its debt covenants under the Loan Agreement.
10. Income Taxes
The Company computes its year-to-date tax expense or benefit by applying the annual effective tax rate to year-to-date pretax income or loss and adjusts for discrete items recorded in the period. The annual effective tax rate is the ratio of estimated annual income tax expense related to estimated pretax income or loss, excluding significant unusual or infrequently occurring items. The annual effective tax rate is revised, if necessary, at the end of each interim period based on the Company’s most current best estimate. There was no income tax expense or benefit for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate differs from the U.S. statutory tax rate, primarily as a result of the change in valuation allowance required.
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
In December 2024, Precigen filed articles of amendment (the “Articles of Amendment”) to its amended and restated articles of incorporation with the State Corporation Commission of the Commonwealth of Virginia, including a form of certificate for the Series A Preferred Stock, designating 81,000 shares of its authorized and unissued preferred stock as 8.00% Series A

Convertible Perpetual Preferred Stock (the "Series A Preferred Stock") and establishing the preferences, limitations and relative rights of the Series A Preferred Stock.
Preferred Stock and Warrants
In December 2024, the Company issued 79,000 shares of the Series A Preferred Stock with an initial liquidation preference and stated value of $1,000 per share, together with warrants to purchase 52,666,669 shares of common stock at an exercise price of $0.75 per share, for gross proceeds of $79,000 and net proceeds of $78,463. The Series A Preferred Stock bore a dividend rate of 8%, which was to be paid in kind ("PIK") for the first two years that the instrument was outstanding, along with associated PIK Warrants (as defined below).
In the third quarter of 2025, all of the holders of the Series A Preferred Stock converted their 79,000 shares of Preferred Stock (with an aggregate stated value of $79,000) into 54,937,411 shares of common stock of the Company pursuant to the terms of the Amended and Restated Articles of Incorporation and such Preferred Stock at the then-current conversion rate of 695.4103 shares of common stock of the Company per one thousand dollars of stated value of Preferred Stock.
As the shares of Series A Preferred Stock were converted at the then-current conversion rate and therefore resulted in the delivery of a variable number of shares of the Company's common stock as compared to the original conversion terms at the time the Series A Preferred Stock agreement was entered into, the conversion was required to be treated as a redemption.Therefore, during September 2025, the Company recorded a $179,000 non-cash preferred stock deemed dividend as a reduction to additional paid-in capital, due to the absence of retained earnings.
Prior to the conversion of the Series A Preferred Stock into common stock, the warrants were accounted for as liabilities as the warrants provided the holder the right to acquire, via a PIK dividend on the Series A Preferred Stock for the first two years following the issue date of the Series A Preferred Stock, a number of additional warrants to purchase shares of common stock equal to 50% of the amount of such PIK dividends divided by the $0.75 exercise price ("PIK Warrants"), which failed the requirement of the indexation guidance under ASC 815-40. The warrants and PIK Warrants (together the "Warrant liabilities") were measured at fair value at inception and the fair value was re-measured at the end of each of the reporting periods prior to the reclassification of the warrants to shareholders’ equity and then again at the date of which the Warrant liabilities were reclassified to shareholders' equity, which occurred in the third quarter of 2025.
In connection with the Series A Preferred Stock conversion in the third quarter of 2025, the preferred shareholders forfeited their rights to the PIK dividends on the Series A Preferred Stock as the conversion occurred prior to the first of the two stated PIK dividend dates. As a result, as of the conversion date and going forward, the warrants met the equity scope exception to be classified in shareholders’ equity and were reclassified to shareholders’ equity. At that time, the warrants were no longer subject to remeasurement, provided that the Company continues to meet the criteria for equity classification.
The change in fair value of warrant liabilities included on the condensed consolidated statement of operations for the three months ended March 31, 2025 was the result of the remeasurement of the Warrant liabilities at March 31, 2025 utilizing Level 3 inputs.
Series A Preferred Stock - Mezzanine Classification
ASC 480-10-S99-3A(2) of the SEC's Accounting Series Release No. 268 ("ASR 268") requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268, a company should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A Preferred Stock was redeemable at the option of the holder upon a "fundamental change" (as defined in the Articles of Amendment) that is not solely within control of the Company, and accordingly, the Company determined that mezzanine treatment was appropriate for the Series A Preferred Stock prior to their conversion to common stock in the third quarter of 2025.
The Series A Preferred Stock was initially measured at the amount of total proceeds less any offering costs and proceeds allocated to the warrants. In accordance with the Articles of Amendment to the Company's amended and restated articles of incorporation, on each PIK dividend payment date, the stated value of the Series A Preferred Stock shall automatically be increased by the accumulated PIK dividend amount. During the quarter ended March 31, 2025, the Company recorded an increase of $1,300 to the Series A Preferred Stock, which represented the fair value of the ratable portion of accumulated PIK dividends that would have increased the stated value of the Series A Preferred stock upon subsequent PIK dividend payment dates. The PIK dividends were determined to be discretionary and as such, they are measured at fair value as of the date they accumulate. Due to the absence of retained earnings, the adjustment to record the value of the PIK dividends was recorded as a reduction to additional paid-in capital.
Components of Accumulated Other Comprehensive (Loss) Income
The components of accumulated other comprehensive (loss) income consist solely of unrealized gains (losses) on investments.
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

	Three Months Ended March 31,
	2026	2025
Cost of products and services	$1	$11
Research and development	455	558
Selling, general and administrative	2,550	2,108
Total	$3,006	$2,677
The Company capitalized stock-based compensation associated with the allocation of labor costs related to work performed to manufacture Papzimeos of $265 for the three months ended March 31, 2026.
Precigen Equity Incentive Plans
In August 2013, Precigen adopted the 2013 Omnibus Incentive Plan, as amended (the "2013 Plan"), for employees and nonemployees which provided for grants of share-based awards, including stock options, RSUs, shares of common stock and other awards, to employees, officers, consultants, advisors, and nonemployee directors. Upon the effectiveness of the Company's 2023 Omnibus Incentive Plan, as amended (the "2023 Plan") in June 2023, no new awards may be granted under the 2013 Plan and any awards granted under the 2013 Plan prior to the effectiveness of the 2023 Plan will remain outstanding under such plan and will continue to vest and/or become exercisable in accordance with their original terms and conditions. As of March 31, 2026, there were 14,669,387 stock options and no RSUs outstanding under the 2013 Plan.
In April 2023, Precigen adopted the 2023 Plan, as amended (the "2023 Plan"), which became effective upon shareholder approval in June 2023. The 2023 Plan permits the grant of share-based awards, including stock options, restricted stock awards, RSUs, PSUs and other awards, to officers, employees and non-employees. As of March 31, 2026, there were 29,918,137 shares authorized for issuance under the 2023 Plan, of which 8,974,156 stock options, 916,000 PSUs and 1,680,375 RSUs were outstanding and 10,528,922 shares were available for future grants.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers, as amended (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. As of March 31, 2026, there were 13,100,000 shares authorized for issuance under the 2019 Plan, of which 4,605,739 stock options and 320,509 RSUs were outstanding and 1,208,728 shares were available for future grants.

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2025	28,153,192	$4.32	6.74
Granted	418,658	3.63
Exercised	(134,234)	(2.21)
Forfeited	(117,491)	(1.33)
Expired	(70,843)	(34.82)
Balances at March 31, 2026	28,249,282	4.25	6.30
Exercisable at March 31, 2026	20,368,937	$5.37	5.60
The following table summarizes additional information about stock options outstanding as of March 31, 2026:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.67	—	$2.50	20,317,261	$1.48	7.25	$40,199	12,507,916	$1.56	6.72	$28,841
$2.51	—	$3.50	129,156	$3.17	5.40	90	113,656	$3.22	5.14	73
$3.51	—	$5.00	779,559	$4.11	7.52	136	725,559	$4.08	7.35	134
$5.01	—	$6.50	1,792,700	$5.82	3.65	—	1,791,200	$5.82	3.64	—
$6.51	—	$10.00	1,252,056	$8.10	4.14	—	1,252,056	$8.10	4.14	—
$10.01	—	$34.85	3,978,550	$16.55	3.11	—	3,978,550	$16.55	3.11	$—
			28,249,282	$4.25	6.30	$40,425	20,368,937	$5.37	5.60	$29,048
PSUs and RSUs
In 2024, the Company's Compensation and Human Capital Management Committee of the Board of Directors (the "Compensation Committee") approved the grant of 3,178,000 PSUs under the 2023 Plan to certain key employees of the Company. Of the PSUs granted, 2,978,000, vested in two equal 50% installments based upon the achievement of two specified operational milestones relating to (i) the Company’s good faith submission to the U.S. Food and Drug Administration (the “FDA”) of a complete BLA for the Company’s PRGN-2012 investigational product and (ii) the approval of the BLA by the FDA. The remaining 200,000 PSUs granted in 2024 vested in two equal 50% installments based on (i) the achievement of the approval of the BLA by the FDA and (ii) continued employment with the Company through the six-month anniversary of the approval of the BLA by the FDA. In the second quarter of 2025, the Company's Compensation Committee approved the grant of 950,000 PSUs under the 2023 Plan to non-executive employees of the Company, which are scheduled to vest one year from the grant date, on the condition that that the BLA for PRGN-2012 was approved by the FDA.
In January 2025, the Company's Compensation Committee certified the first performance milestone related to the submission to the FDA of the BLA had been achieved, and in September 2025, the Compensation Committee certified the achievement of second performance milestone related to the approval of the BLA by the FDA.
RSU and PSU activity was as follows:

	Number of RSUs and PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2025	3,367,051	$1.45	0.70
Granted	1,351,360	3.33
Vested	(1,777,402)	(2.58)
Forfeited	(24,125)	(1.40)
Balances at March 31, 2026	2,916,884	$1.63	0.64
As of the award grant date, the underlying performance milestone relating to the Company's submission of a BLA to the FDA was considered probable of achievement and stock-based compensation expense was recognized during the year ended December 31, 2024 related to this milestone. As of the award grant date, the underlying performance milestone related to the approval of the BLA by the FDA was determined to be not probable of achievement, as such approval was outside of the Company's control. Therefore, no stock-based compensation expense was recognized until September 2025 when the Compensation Committee certified the achievement of the performance milestone related to the approval of the BLA by the FDA. For those PSUs with a continued service condition, the Company is continuing to recognize stock-based compensation cost over the remaining requisite service period, which concluded in April 2026.
13. Operating Leases
The Company leases certain facilities and equipment under operating leases. Leases with a lease term of twelve months or less are considered short-term leases and are not recorded on the balance sheet, and expense for these leases is recognized over the term of the lease. All other leases have remaining terms of one to five years, some of which may include options to extend the lease and some of which may include options to terminate the lease within one year. The Company uses judgment to determine whether it is reasonably possible to extend the lease beyond the initial term or terminate before the initial term ends and the length of the possible extension or early termination. The leases are renewable at the option of the Company and do not contain residual value guarantees, covenants, or other restrictions.
The components of lease costs were as follows:

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$407	$416
Short-term lease costs	1	10
Variable lease costs	97	90
Lease costs	$505	$516

As of March 31, 2026, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2026	$1,150
2027	1,481
2028	1,402
2029	1,341
2030	600
2031	—
Thereafter	—
Total	$5,974
Present value adjustment	(1,243)
Total	$4,731
Current portion of operating lease liabilities	$1,068
Long-term portion of operating lease liabilities	3,663
Total	$4,731
Other information related to operating leases in continuing operations was as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years)	3.86	4.05
Weighted average discount rate	11.41%	11.47%

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$415	$416
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	—	297

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
In connection with the sale of Trans Ova, the Company was required to indemnify Spring Bidco LLC (the "Buyer") for certain expenses incurred post close (related to covenants and certain additional specified liabilities including certain patent infringement lawsuits), if incurred, in amounts not to exceed $5,750. Such indemnification was recorded as a reduction of the gain on divestiture in the third quarter of 2022. As of March 31, 2026 and December 31, 2025, indemnification accruals of zero and $2,476, respectively, were included in the condensed consolidated balance sheets related to this liability. During 2025, the Company was notified by the Buyer that the underlying claim related to the Company's indemnification had been settled and the Company was required to further pay the buyer for approximately $2,000, in addition to associated legal fees. The final payments were made in 2026 and the Buyer formally notified the Company that the indemnification obligation was satisfied in full. Upon that notification, the Company released the remaining liability of $291 and recorded that amount in other income, net on the condensed consolidated statement of operations.
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters may result in adverse judgments, unfavorable settlements, or concessions by the Company, or adverse regulatory action, any of which could harm the Company’s business or operations. Moreover, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2026, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
15. Segments
The Company manages its business as one reportable operating segment, focused on its core business of advancing innovative precision medicines to improve the lives of patients. The Company has determined its reportable operating segment based on the management approach, which considers the internal organization and reporting used by the Company’s chief operating decision maker ("CODM") to make decisions about allocating resources and assessing the Company’s performance. The Company’s CODM, who is the Chief Executive Officer, uses consolidated single-segment net loss as reported in the condensed consolidated statements of operations to evaluate performance and allocate resources.
The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies as described in Note 2. As of March 31, 2026, substantially all of the Company's long-lived assets were held in the United States. Expenditures for the addition of long-lived assets are reported on the condensed consolidated statements of cash flows as purchases of property and equipment.
Total segment net loss, which equals consolidated net loss per the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenues from external customers	$23,252	$1,341
Less:
Salaries, benefits and other payroll expenses, including severance costs	(8,660)	(9,186)
Rent and Utilities	(809)	(931)
Change in fair value of Warrants liabilities	—	(32,481)
Other segment expenses, net	(21,712)	(12,896)
Net loss	$(7,929)	$(54,153)
Other segment expenses, net in the table above include external research and development costs, selling, general and administrative expenses and cost of products and services, including third-party commercialization and manufacturing costs, laboratory supplies, consultant costs, legal and professional fees, insurance, and certain other overhead expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q, or Quarterly Report, and our Annual Report on Form 10-K for the year ended December 31, 2025, or Annual Report.
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
Our clinical pipeline includes PRGN-2009, which is based on our AdenoVerse immunotherapy platform; and PRGN-3005, PRGN-3006 and PRGN-3007, which are built on our UltraCAR-T platform. We have completed enrollment in the Phase 1b clinical trial of PRGN-3006. As part of the strategic prioritization of our pipeline announced in August 2024, we paused enrollment in the PRGN-3005 and PRGN-3007 clinical trials.
Precigen
We are developing therapies built on our AdenoVerse immunotherapy platform and our UltraCAR-T therapeutics platform. Our AdenoVerse immunotherapy platform utilizes a library of proprietary adenovectors for the efficient gene delivery of therapeutic effectors, immunomodulators, and vaccine antigens. We have established proprietary manufacturing cell lines and production methodologies from our AdenoVerse immunotherapy platform, which we believe are scalable for commercial supply. We believe that our proprietary gorilla adenovectors, part of the AdenoVerse technology, have superior performance characteristics as compared to current competition, including standard human adenovirus serotype 5, rare human adenovirus types and other non-human primate adenovirus types.
In August 2025, the FDA granted full approval to Papzimeos for the treatment of adults with RRP. The Papzimeos approval marked a historic milestone for the RRP patient community as the first FDA-approved therapy for the treatment of adults with RRP. We completed submission of the rolling Biologics License Application (BLA) in December 2024 under an accelerated approval pathway; however, the FDA has granted Papzimeos full approval. As a result of Papzimeos receiving full FDA approval, a confirmatory clinical trial is no longer required.
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
Following the FDA-approval, we launched Papzimeos in the United States as the first and only FDA approved treatment for adults with RRP. We estimate that there are approximately 27,000 adult patients in the United States living with RRP.
Papzimeos had been granted Breakthrough Therapy Designation and Orphan Drug designation for the treatment of RRP by the FDA. In addition, zopapogene imadenovec-drba has received Orphan Drug Designation for the Treatment of RRP from the European Commission as well. We submitted a Marketing Authorization Application (“MAA”) for zopapogene imadenovec-drba for the treatment of adults with RRP to the European Medicines Agency (“EMA”). The MAA has been validated by the EMA and is currently under review.
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
PRGN-2009 is being evaluated in two Phase 2 clinical trials for patients with newly-diagnosed HPV-associated oropharyngeal cancer in collaboration with NCI pursuant to a CRADA. The first Phase 2 clinical trial is designed to evaluate PRGN-2009 in combination with anti-PD1 antibody, pembrolizumab, in adult patients with newly-diagnosed HPV-associated oropharyngeal cancer. The second Phase 2 clinical trial is designed to evaluate PRGN-2009 in combination with neoadjuvant chemotherapy in adult patients with newly-diagnosed HPV-associated oropharyngeal cancer. PRGN-2009 is also being evaluated in a multicenter Phase 2 clinical trial to evaluate efficacy and safety of PRGN-2009 in combination with pembrolizumab in patients with recurrent or metastatic cervical cancer.
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
Financial overview
We have incurred significant losses since our inception. We may continue to incur losses in the foreseeable future, and we may never achieve or maintain profitability. Our historical collaboration and licensing revenues were generated under a business model from which we have transitioned. We may enter into strategic transactions for individual platforms or programs in the future from which we may generate new collaboration and licensing revenues. We continue to generate product and service revenues through our Exemplar subsidiary and from commercial sales of Papzimeos, our FDA‑approved immunotherapy for RRP (for which we began to recognize revenue in the fourth quarter of 2025). Products currently in our clinical pipeline will require regulatory approval and/or commercial scale-up before they may commence significant product sales and operating profits.
As we continue our efforts to focus our business and generate additional capital, we may be willing to enter into transactions involving one or both of our reporting units for which we have goodwill and/or intangible assets. These efforts could result in us identifying impairment indicators or recording impairment charges in future periods. In addition, market changes and changes in judgments, assumptions, and estimates that we have made in assessing the fair value of goodwill could cause us to consider some portion or all of certain assets to become impaired.
Sources of revenue
During the fourth quarter of 2025, we commenced commercial sales of Papzimeos, our FDA-approved immunotherapy for RRP. Revenues generated from Papzimeos during 2025 were limited, primarily due to the timing of the product’s commercial launch late in the year. Looking ahead, we expect that the majority of our future revenues will be derived from sales of Papzimeos as we continue to expand our commercial activities and market presence.
As we transition to a commercial‑stage company, our future revenues will increasingly depend on our ability to successfully commercialize Papzimeos, advance our proprietary programs, and bring additional products enabled by our technology platforms to market.
In addition, Exemplar generates product and service revenues through the development and sale of genetically engineered miniature swine models. We recognize revenue when control of the promised product or service is transferred to the customer. In 2025, revenues generated by Exemplar became less significant to the Company, and we expect this significance to greatly diminish into the future.
We do not anticipate that we will be recognizing material collaboration revenue in the near term, except in cases of future strategic transactions involving our platforms or programs. Should new collaboration agreements or strategic transactions be executed, revenue could be positively impacted.
Accordingly, there can be no assurance as to the timing, magnitude, and predictability of revenues, if any, to which we might be entitled.
Cost of products and services
Cost of products and services consists of manufacturing costs, transportation and freight-in, and indirect overhead costs (including salary and benefits related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Papzimeos, and costs related to our Exemplar business, which includes primarily labor, supplies, feed used in production, and facility charges. Approximately $1.0 of our cost of products and services for the three months ended March 31, 2026 relates to our Exemplar business.
For the three months ended March 31, 2026, the cost of products and services includes the costs of Papzimeos sales. Prior to August 14, 2025, regulatory approval and subsequent commercialization of Papzimeos and thus the possibility of future economic benefits from Papzimeos sales were not considered probable and inventory-related costs were expensed as incurred. As such, the inventory recognized on the condensed consolidated balance sheets as of March 31, 2026 does not include any costs incurred prior to August 14, 2025, which is referred to as pre-launch inventory. In addition, the cost of products related to Papzimeos on the condensed consolidated statements of operations for the three months ended March 31, 2026 is comprised of the sale of pre-launch inventory, which only includes costs incurred subsequent to August 14, 2025, and includes certain period costs incurred during the three months ended March 31, 2026 that were not absorbed into inventory. As of March 31, 2026, the amount of future estimated net revenues represented by existing physical pre-launch inventories is approximately $63 million based on our current pricing assumptions and projected demand for our recently approved commercial product. Due to the fact that commercialization began in late 2025, these estimates are inherently subject to significant uncertainty.
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
Research and development expenses
We recognize research and development expenses as they are incurred. Our research and development ("R&D") expenses consist primarily of:
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
Our research and development expenses primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services, including regulatory costs. Prior to August 2024, the Company was progressing preclinical and clinical programs that targeted urgent and intractable diseases in our core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases, including PRGN-3005, PRGN-3006, PRGN-3007, PRGN-2009, PRGN-2012 (now Papzimeos) and AG019. As noted above in the Overview section, as part of the strategic prioritization of our pipeline announced in August 2024, we paused enrollment in the PRGN-3005 and PRGN-3007 clinical trials, and ceased further development of AG019. We continue to advance PRGN-2009, and we have completed enrollment in the Phase 1b clinical trial of PRGN-3006 in AML. Following the FDA approval of Papzimeos in August 2025, we no longer expect to record research and development expenses related to PRGN-2012 for adults. Future costs associated with this product for adults are expected to be classified as costs of products or capitalized as inventory. We have initiated an open-label clinical trial to evaluate safety, vector shedding, and retreatment efficacy of zopapogene imadenovec-drba in adults with RRP. Additionally, we plan to initiate a clinical trial to evaluate safety and efficacy of zopapogene imadenovec-drba in pediatric RRP patients. Costs incurred with respect to both of these trials will be recorded as research and development expenses in the period for which they are incurred. Exemplar's research and development activities relate to new and improved pig research models, and those costs are not significant.
We currently track external R&D expenses by platform, and we do not accumulate or track R&D expenses by individual product candidate or program. Preparing such information solely for external reporting would not reflect management’s view of the business or how R&D activities are managed. A significant portion of our R&D spending supports the development, optimization, and operation of our core therapeutic platforms and shared technologies rather than any single drug candidate.
Management evaluates R&D activities and makes resource allocation decisions based on the nature of the underlying expenses, which align with how our R&D operations are structured and managed.The table below presents R&D expenses by nature of cost for the periods presented.

	Three Months Ended March 31,
	2026	2025
External development expense:
AdenoVerse immunotherapy platform	$698	$3,500
UltraCAR-T therapeutics platform	74	268
Other	111	233
Total external research and development expense	883	4,001
R&D personnel expense	3,037	5,149
R&D facility and depreciation expense	1,681	1,210
Other R&D expense	37	118
Total research and development expense	$5,638	$10,478
In addition to the strategic prioritization in 2024, the amount of research and development expenses may be impacted by, among other things, the number and nature of our own proprietary programs. Research and development expenses may also increase as a result of in-licensing of technologies or ongoing research and development operations that we might assume through mergers and acquisitions.
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses consist primarily of salaries and related costs, including stock-based compensation expense and severance benefits, for employees in executive, operational (including commercialization), finance, information technology, legal, and corporate communications functions. Other significant SG&A expenses include rent and utilities, insurance, accounting, external commercialization costs, legal services (including the cost of settling any claims and lawsuits), and expenses associated with obtaining and maintaining our intellectual property.
In addition, although not significant, shipping and handling costs on outgoing shipments to customers are recorded as incurred in SG&A and were approximately $395 and $0 for the three months ended March 31, 2026 and 2025, respectively.
SG&A expenses may fluctuate in the future depending on the scaling of our corporate functions required to support our corporate initiatives, the strategic prioritization, the build-up of our commercialization efforts and the outcomes of legal claims and assessments against us.
Other income (expense), net
Other income and expense, net consists primarily of interest expense related to the term loans entered into in 2025 that mature in 2030, and interest earned on our cash and cash equivalents and short-term and long-term investments, which may fluctuate based on amounts invested and changing interest rates. In addition, 2025 other income (expense) included changes in the fair value of warrant liabilities, until the warrants were classified into equity in the third quarter of 2025,
Results of operations
Comparison of the three months ended March 31, 2026 and the three months ended March 31, 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025, together with the changes in those items in dollars and as a percentage (dollars are in $000s):

	Three Months Ended March 31,		Dollar Change	Percent Change
	2026	2025
Revenues
Product revenues	$21,828	$203	$21,625	>200%
Service revenues	1,424	1,138	286	25.1%
Total revenues	23,252	1,341	21,911	>200%
Operating expenses
Cost of product and services	2,559	1,100	1,459	132.6%
Research and development	5,638	10,478	(4,840)	(46.2)%
Selling, general and administrative	21,049	12,359	8,690	70.3%
Total operating expenses	29,246	23,937	5,309	22.2%
Operating loss	(5,994)	(22,596)	16,602	(73.5)%
Total other expense, net	(1,935)	(31,557)	29,622	(93.9)%
Net loss	$(7,929)	$(54,153)	$46,224	(85.4)%
Total revenues
Total revenues increased by $21.9 million, or >200%, compared to the three months ended March 31, 2025.The significant increase in total revenues for the three months ended March 31, 2026, was primarily due to the ramp up of commercial sales of Papzimeos following its FDA approval in August 2025. Revenues related to the sale of Papzimeos for the three months ended March 31, 2026 was $21.6 million. No Papzimeos sales were recorded for the three months ended March 31, 2025, as the product had not yet been approved or launched.

Cost of product and services
Cost of product and services increased $1.5 million, or 132.6%, compared to the three months ended March 31, 2025 almost entirely due to the ramp up of commercial sales of Papzimeos following its FDA approval in August 2025. Prior to regulatory approval, costs associated with the production of Papzimeos were expensed as research and development in accordance with our accounting policy. Upon FDA approval and the commencement of commercial sales, these costs are now capitalized as inventory and recognized in cost of product and services as product is sold.
Research and development expenses
R&D expenses decreased by $4.8 million, or 46.2%, compared to the three months ended March 31, 2025, primarily due to the change in the accounting treatment of Papzimeos manufacturing costs. Prior to the FDA approval of Papzimeos in August 2025, costs associated with the manufacturing of Papzimeos were expensed as R&D, as regulatory approval and the probability of future economic benefit had not yet been established. Following the FDA approval and the commencement of commercial sales, these production costs are no longer expensed as research and development, but are capitalized as inventory on the balance sheet and recognized as cost of product and services as the product is sold. We expect that R&D expenses will increase as the year progresses as we further develop PRGN-2009 and increase our research efforts.
Selling, general and administrative expenses
SG&A expenses increased by $8.7 million, or 70.3%, compared to the three months ended March 31, 2025. This increase was primarily driven by commercial activities related to Papzimeos following its FDA approval in August 2025. The higher expenses reflect increased costs to support commercialization, expanded marketing and promotional activities to drive product awareness and adoption, and increased personnel costs, including stock compensation expense.
Total other expense, net
Total other expense, net decreased by $29.6 million, or 93.9%, compared to the three months ended March 31, 2025 . This change was primarily attributable to the absence of a $32.5 million charge related to the increase in the fair value of warrant liabilities that was recorded in the prior-year period. The prior-year increase in warrant liabilities was mainly driven by a rise in Precigen’s stock price and, to a lesser extent, by an increase in the liability for additional warrants expected to be issued as paid-in-kind dividends on the Company’s Series A Preferred Stock. The remaining change (an increase in other expense) primarily relates to an increase of $2.9 million in interest expenses related to long-term debt that was entered into in the third quarter of 2025.
Liquidity and capital resources
Sources of liquidity
We have incurred losses since our inception, and as of March 31, 2026, we had an accumulated deficit of $2.3 billion. From our inception through March 31, 2026, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, cash received through sales of businesses, and through product and service sales made directly to customers. As of March 31, 2026, we had cash and cash equivalents of $7.5 million and investments of $49.3 million. Cash in excess of immediate requirements is typically invested primarily in money market funds, certificate of deposits and U.S. government debt securities in order to maintain liquidity and preserve capital.
In August 2024, we closed a public offering of 39,878,939 shares of our common stock, resulting in net proceeds to us of $30.9 million, after deducting underwriting discounts, fees, and an estimate of other offering expenses.
In December 2024, we issued 79,000 shares of 8.00% Series A Convertible Perpetual Preferred Stock with an initial liquidation preference and stated value of $1,000 per share, together with warrants to purchase 52,666,669 shares of common stock for net proceeds of approximately $78.5 million, after deducting offering expenses. The Series A Convertible Perpetual Preferred Stock was converted into 54,937,411 shares of common stock of the Company in the third quarter of 2025. See"Notes to the Condensed Consolidated Financial Statements - Note 11" appearing elsewhere in this Report for further discussion on the issuance of the preferred stock and the conversion of such into common shares.
In September 2025, the Company entered into a loan agreement with investment entities managed by Pharmakon Advisors, LP. The Company received net proceeds of $92,818 after deducting fees and expenses of $7,182. See "Notes to the Condensed

Consolidated Financial Statements - Note 9" appearing elsewhere in this Report for further discussion on this loan agreement.
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(43,827)	$(16,325)
Investing activities	20,967	(6,457)
Financing activities	109	(679)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3)	2
Net decrease in cash, cash equivalents, and restricted cash	$(22,754)	$(23,459)
Cash flows from operating activities:
During the three months ended March 31, 2026, our net loss was $7.9 million, which includes the following significant noncash expenses and benefits totaling $4.5 million: (i) $3.0 million of stock-based compensation expense, (ii) $1.1 million of depreciation and amortization expense, and (iii) $0.5 million of shares issued as payment for services. In addition, changes in operating assets and liabilities used $40.5 million of cash for operating activities.
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
Cash flows from investing activities:
During the three months ended March 31, 2026, we received $21.2 million of cash from sales and maturities of investments, net of purchases, and purchased $0.3 million of property, plant and equipment, primarily related to our manufacturing facility.
During the three months ended March 31, 2025, we received $5.8 million of cash, from sales and maturities of investments, net of purchases, and purchased $0.6 million of property, plant and equipment, primarily related to the build-out of our manufacturing facility.
Cash flows from financing activities:
During the three months ended March 31, 2026, we received $0.3 million of cash from the exercise of stock options and paid $0.1 million to taxing authorities in connection with the vesting of performance stock units.
In the three months ended March 31, 2025, we paid $0.4 million in issuance costs related to a prior year equity issuance and $0.5 million to taxing authorities in connection with the vesting of performance stock units. We received $0.2 million from the exercise of stock options.
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
•the speed and scale of continuing to maintain and build our commercial operations;
•adequate third-party coverage and reimbursement for Papzimeos;
•selling and marketing activities undertaken in connection with the commercialization of Papzimeos;
•potential commercialization of any future product candidates, if approved, and costs involved in creating and maintaining an effective sales and marketing organization;
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
We are subject to a number of risks similar to those of other companies launching their first commercial product as well as conducting high-risk, early-stage research and development of product candidates. Principal among these risks are the forecasted demand for Papzimeos, dependence on key individuals and intellectual property, competition from products and companies, the technical risks associated with the manufacturing of Papzimeos, and the technical risks associated with the successful research, development and manufacturing of therapeutic product candidates. Our success is dependent upon our ability to continue to raise additional capital, including the collection of accounts receivable in order to fund ongoing research and development, obtain regulatory approval of our products, successfully commercialize our products, generate revenue, meet our obligations, and, ultimately, attain profitable operations.
Our condensed consolidated financial statements as of March 31, 2026 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Based on current projections, management believes that its existing cash, cash equivalents and short and long-term investments, combined with anticipated collection of potential revenue from the commercialization of Papzimeos, will enable us to continue our operations for at least one year from the date of this filing. We are subject to all of the risks inherent in the development of new products (including manufacturing and commercialization of Papzimeos), and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
See the section entitled "Risk Factors" in our Annual Report for additional risks associated with our substantial capital requirements.
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of March 31, 2026 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$5,974	$1,573	$2,793	$1,608	$—
Purchase commitments	221	115	106	—	—
Cash interest payable on long term debt (*)	37,615	10,392	20,493	6,730	—
Long-term debt	100,000	—	25,000	75,000	—
Total	$143,810	$12,080	$48,392	$83,338	$—
(*) Interest is calculated using static annual rate of 10.25%, although our long-term debt carries a variable interest rate (see Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 9" appearing elsewhere in this Quarterly Report).
In addition to the obligations in the table above, as of March 31, 2026, we are party to license agreements with various third parties that contain future milestones and royalty payment obligations related to development milestones and/or commercial sales of products that incorporate or use their technologies. Because these agreements are generally subject to termination by us or are dependent on certain conditions precedent within our control, no amounts are included in the tables above. As of March 31, 2026, we also had research and development commitments with third parties totaling $5.0 million that had not yet been incurred.
Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements as defined under Securities and Exchange Commission rules.
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
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $56.7 million and $100.4 million as of March 31, 2026 and December 31, 2025, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities, certificates of deposit, and corporate bonds. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our cash and cash equivalents and short-term and long-term investments may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
In addition to our investment portfolio, as of March 31, 2026, our long-term debt totaled $93.5 million and is subject to interest rate risk. Our long-term debt bears interest at a floating rate based upon the secured overnight financing rate ("SOFR"), plus a margin of 6.5% per annum. The SOFR is subject to a 3.75% floor. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the outstanding principal balance as of March 31, 2026, a hypothetical 100 basis point increase in the SOFR would result in an approximate $1.0 million increase in annual interest expense.
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
There has been no change in our internal control over financial reporting during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2026, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
Item 3. Defaults on Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2026, certain of our officers and directors amended or adopted a Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K) as follows:

Name	Date of adoption/modification	Nature of Trading Arrangement	First Eligible Date of Sale	Expected Termination	Aggregate Number of Securities
Helen Sabzevari Chief Executive Officer	Amended to increase the number of shares covered by the plan (March 31, 2026, original plan entered into on December 31, 2025)	Trading Plan for sale of common stock	June 29, 2026	December 31, 2026	477,260
Harry Thomasian Jr. Chief Financial Officer	Adoption (March 31, 2026)	Trading Plan for sale of common stock	June 29, 2026	March 31, 2027	300,000
Rutul Shah Chief Operating Officer	Adoption (March 31, 2026)	Trading Plan for sale of common stock	June 29, 2026	March 31, 2027	159,435
Phil Tennant Chief Commercial Officer	Adoption (March 31, 2026)	Trading Plan for sale of common stock	June 29, 2026	March 31, 2027	77,166
The Rule 10b5-1 trading arrangements described above were adopted and pre-cleared in accordance with Precigen’s Insider Trading Policy and actual transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC. Other than disclosed above, no other officer adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended March 31, 2026.
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

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity (Deficit) for the three months ended March 31, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).

**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precigen, Inc.
(Registrant)

Date: May 13, 2026	By:	/s/ HARRY THOMASIAN JR.
Harry Thomasian Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)