Form 10-Q
period 2026-06-30
PRECIGEN, INC.
filed 2026-08-04
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2026, 358,035,247 shares of common stock, no par value per share, were issued and outstanding.

PRECIGEN, INC.
FORM 10-Q

Precigen®, Papzimeos®, AdenoVerse®, UltraCAR-T®, RheoSwitch®, UltraVector®, RTS®, UltraPorator®, ActoBiotics®, Advancing Medicine With Precision®, RRP Awareness Day®, Giving Voice to Inspire Change®, and RheoSwitch Therapeutic System® are our and/or our affiliates' registered trademarks in the United States, and GenVec™, Recurrent Respiratory Papillomatosis Awareness Giving Voice to Inspire Change™, RRP Awareness & Design™, RRP Awareness Day Giving Voice to Inspire Change™, Imwayka™, Inkalvo™ and Rygnar™ are our and/or our affiliates' common law trademarks in the United States. This Quarterly Report on Form 10-Q, or Quarterly Report, and the information incorporated herein by reference contain references to trademarks, service marks, and trade names owned by us or other companies. Solely for convenience, trademarks, service marks, and trade names referred to in this Quarterly Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use or display of other companies' trade names, service marks, or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names, and service marks appearing in this Quarterly Report are the property of their respective owners. Unless the context requires otherwise, references in this Quarterly Report to "Precigen", "Company", "we", "us", and "our" refer to Precigen, Inc.

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report, including statements regarding our strategy; future events, including their outcome or timing; future operations; future financial position; future revenue; projected costs; prospects; plans; objectives of management; and expected market growth, are forward-looking statements. The words "aim", "anticipate", "assume", "believe", "continue", "could", "due", "estimate", "expect", "intend", "may", "objective", "plan", "positioned", "potential", "predict", "project", "seek", "should", "target", "will", "would", and the negatives of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements may relate to, among other things: (i) our commercialization plans in the United States, the European Union, and elsewhere for our first commercial product, Papzimeos (zopapogene imadenovec-drba, PRGN-2012); (ii) our strategy and overall approach to our business model; (iii) our ability to successfully enter new markets or develop additional product candidates, including the expected timing and results of investigational studies, preclinical and clinical trials, and regulatory approvals; (iv) our ability or the ability of third parties to consistently manufacture our product and product candidates on a timely basis; (v) actual or anticipated variations in our operating results; (vi) our cash position; (vii) market conditions in our industry; (viii) our expectations regarding the size of the patient populations amenable to treatment with our product and product candidates; (ix) the volatility of our stock price; (x) the ability to protect our intellectual property and other proprietary rights and technologies; (xi) outcomes of pending and future litigation; (xii) the rate and degree of market acceptance of products developed by us, and competition from existing technologies and products or new technologies and products that may emerge; (xiii) our ability to retain and recruit key personnel; (xiv) expectations related to the use of proceeds from public offerings and other financing efforts; (xv) estimates regarding expenses, future revenue, capital requirements, and needs for additional financing; (xvi) our expectations regarding pre-launch inventory, including the expectation of future revenue to be generated from such inventory and timing of selling such inventory, and (xvii) expectations regarding our gross margins from sales of Papzimeos.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, and may also concern our expectations relating to our subsidiaries and other affiliates. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including the important factors disclosed in this Quarterly Report, particularly in Part II, Item 1A, "Risk Factors." Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, JVs, or investments that we may make.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$16,329	$30,234
Short-term investments	21,879	67,624
Receivables
Trade, less allowance for credit losses of $0 as of June 30, 2026 and December 31, 2025	71,866	3,916
Other	178	446
Inventory	20,245	9,581
Prepaid expenses and other	3,887	3,434
Total current assets	134,384	115,235
Long-term investments	490	2,511
Property, plant and equipment, net	12,802	13,758
Intangible assets, net	2,545	3,182
Goodwill	15,232	15,232
Right-of-use assets	4,135	4,679
Other assets	708	908
Total assets	$170,296	$155,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	June 30, 2026	December 31, 2025
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$5,304	$11,985
Accrued compensation and benefits	6,498	10,199
Other accrued liabilities	16,212	10,993
Indemnification accruals	—	2,476
Deferred revenue	284	517
Current portion of lease liabilities	1,055	1,136
Total current liabilities	29,353	37,306
Long-term debt	93,880	93,174
Lease liabilities, net of current portion	3,410	3,980
Other long-term liabilities	77	134
Total liabilities	126,720	134,594
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock, no par value, 700,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 358,008,798 shares and 353,910,926 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	2,372,811	2,362,252
Accumulated deficit	(2,329,206)	(2,341,348)
Accumulated other comprehensive (loss) income	(29)	7
Total shareholders' equity	43,576	20,911
Total liabilities and shareholders' equity	$170,296	$155,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Product revenues, net	$53,262	$41	$75,090	$244
Service revenues	1,716	815	3,140	1,953
Total revenues	54,978	856	78,230	2,197
Operating Expenses
Cost of products and services	2,805	1,092	5,364	2,192
Research and development	7,282	11,488	12,920	21,966
Selling, general and administrative	22,249	16,133	43,298	28,492
Impairment of goodwill	—	3,907	—	3,907
Total operating expenses	32,336	32,620	61,582	56,557
Operating income (loss)	22,642	(31,764)	16,648	(54,360)
Other Income (Expense), Net
Change in fair value of warrant liabilities	—	4,460	—	(28,021)
Interest expense	(2,953)	—	(5,861)	(1)
Interest income	366	696	1,049	1,614
Other income (expense), net	16	(31)	306	(24)
Total other income (expense), net	(2,571)	5,125	(4,506)	(26,432)
Income (loss) before income taxes	20,071	(26,639)	12,142	(80,792)
Income tax expense	—	(3)	—	(3)
Net Income (loss)	$20,071	$(26,642)	$12,142	$(80,795)
Net income (loss) per share
Net income (loss) per share, basic	$0.06	$(0.09)	$0.03	$(0.27)
Net income (loss) per share, diluted	$0.05	$(0.09)	$0.03	$(0.27)
Weighted average shares outstanding, basic	356,893,568	296,434,726	355,599,477	295,164,303
Weighted average shares outstanding, diluted	413,686,865	296,434,726	412,552,647	295,164,303
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025
Net income (loss)	$20,071	$(26,642)	$12,142	$(80,795)
Other comprehensive (loss):
Unrealized loss on investments	(12)	(1)	(36)	(1)
Comprehensive income (loss)	$20,059	$(26,643)	$12,106	$(80,796)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity
(Unaudited)

	Shareholders' Equity
(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at March 31, 2026	355,903,977	$—	$2,369,529	$(17)	$(2,349,277)	$20,235
Stock-based compensation	—	—	3,315	—	—	3,315
Shares issued upon vesting of restricted stock units, performance stock units and for exercises of stock options	2,447,215	—	1,316	—	—	1,316
Repurchase of shares to satisfy tax withholding	(342,394)	—	(1,349)	—	—	(1,349)
Net income	—	—	—	—	20,071	20,071
Other comprehensive loss	—	—	—	(12)	—	(12)
Balances at June 30, 2026	358,008,798	$—	$2,372,811	$(29)	$(2,329,206)	$43,576

	Mezzanine Equity		Shareholders' Equity (Deficit)
(Amounts in thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at March 31, 2025	79,000	$29,518	295,135,060	$—	$2,130,787	$12	$(2,144,859)	$(14,060)
Stock-based compensation	—	—	—	—	1,638	—	—	1,638
Shares issued upon vesting of restricted stock units and for exercises of stock options	—	—	55,000	—	73	—	—	73
Shares issued for accrued compensation	—	—	3,566,563	—	4,880	—	—	4,880
Repurchase of shares to satisfy tax withholding	—	—	(910,463)	—	(1,302)	—	—	(1,302)
Net loss	—	—	—	—	—	—	(26,642)	(26,642)
Accrual of PIK dividends on preferred stock	—	1,365	—	—	(1,365)	—	—	(1,365)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Balances at June 30, 2025	79,000	$30,883	297,846,160	$—	$2,134,711	$11	$(2,171,501)	$(36,779)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity
(Unaudited)

	Shareholders' Equity
(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2025	353,910,926	$—	$2,362,252	$7	$(2,341,348)	$20,911
Stock-based compensation	—	—	6,586	—	—	6,586
Shares issued upon vesting of restricted stock units, performance stock units and for exercises of stock options	3,298,018	—	1,571	—	—	1,571
Shares issued for accrued compensation	1,030,851	—	3,371	—	—	3,371
Shares issued as payment for services	149,997	—	526	—	—	526
Repurchase of shares to satisfy tax withholding	(380,994)	—	(1,495)	—	—	(1,495)
Net Income	—	—	—	—	12,142	12,142
Other comprehensive loss	—	—	—	(36)	—	(36)
Balances at June 30, 2026	358,008,798	$—	$2,372,811	$(29)	$(2,329,206)	$43,576

	Mezzanine Equity		Shareholders' Equity (Deficit)
(Amounts in thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	79,000	$28,218	292,869,097	$—	$2,129,207	$12	$(2,090,706)	$38,513
Stock-based compensation	—	—	—	—	4,315	—	—	4,315
Shares issued upon vesting of restricted stock units, performance stock units and for exercises of stock options	—	—	2,382,784	—	223	—	—	223
Shares issued for accrued compensation	—	—	3,566,563	—	4,880	—	—	4,880
Shares issued as payment for services	—	—	302,582	—	527	—	—	527
Repurchase of shares to satisfy tax withholding	—	—	(1,274,866)	—	(1,776)	—	—	(1,776)
Net loss	—	—	—	—	—	—	(80,795)	(80,795)
Accrual of PIK dividends on preferred stock	—	2,665	—	—	(2,665)	—	—	(2,665)
Other comprehensive loss	—	—	—	—	—	(1)	—	(1)
Balances at June 30, 2025	79,000	$30,883	297,846,160	$—	$2,134,711	$11	$(2,171,501)	$(36,779)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2026	2025
Cash flows from operating activities
Net income (loss)	$12,142	$(80,795)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,200	1,259
Gain on disposals of assets, net	—	14
Impairment of goodwill	—	3,907
Change in fair value of warrant liabilities	—	28,021
Amortization of discounts on investments, net	(577)	(1,174)
Stock-based compensation expense	6,586	4,315
Shares issued as payment for services	526	527
Accretion of debt discount and amortization of deferred financing costs	706	—
Changes in operating assets and liabilities:
Receivables:
Trade	(67,950)	599
Other	268	(4)
Inventory	(10,664)	—
Prepaid expenses	(453)	910
Other assets	200	(215)
Accounts payable	(6,674)	684
Accrued compensation and benefits	(330)	1,662
Other accrued liabilities	5,257	5,378
Deferred revenue	(233)	(291)
Lease liabilities	(107)	(99)
Indemnification accruals	(2,476)	—
Other long-term liabilities	(57)	—
Net cash used in operating activities	(61,636)	(35,302)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Amounts in thousands)	2026	2025
Cash flows from investing activities
Purchases of investments	$(81,539)	$(38,875)
Sales and maturities of investments	129,846	62,448
Purchases of property, plant and equipment	(650)	(1,588)
Net cash provided by investing activities	47,657	21,985
Cash flows from financing activities
Payment of issuance cost related to 2024 public offering of shares	—	(355)
Payments to taxing authorities in connection with shares directly withheld from employees	(1,495)	(1,776)
Proceeds from stock option exercises	1,571	223
Payment of issuance costs related to Series A Preferred Stock	—	(537)
Net cash provided by (used in) financing activities	76	(2,445)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	5
Net decrease in cash, cash equivalents, and restricted cash	(13,905)	(15,757)
Cash, cash equivalents, and restricted cash
Beginning of period	30,234	29,517
End of period	$16,329	$13,760
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5,155	$—
Cash paid during the period for income taxes	—	3
Significant noncash activities
Accrued compensation paid in equity	$3,371	$3,578
Purchases of property and equipment included in accounts payable and other accrued liabilities	$171	$254
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except share and per share data)
1. Organization
Precigen, Inc. ("Precigen"), a Virginia corporation, is a commercial-stage biopharmaceutical company specializing in the advancement of innovative precision medicines to improve the lives of patients. Precigen is leveraging its proprietary technology platforms to develop product candidates designed to target urgent and intractable diseases in Precigen's core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases. Precigen’s primary operations are located in the state of Maryland. In August 2025, Precigen announced that Papzimeos (zopapogene imadenovec-drba, PRGN-2012), an AdenoVerse immunotherapy, had received full approval by the U.S. Food and Drug Administration ("FDA") for the treatment of adults with recurrent respiratory papillomatosis ("RRP"), and a confirmatory clinical trial is not required. Papzimeos is the first immunotherapy approved for the treatment of RRP. Papzimeos has also received Orphan Drug designation from the European Commission. The FDA approval of Papzimeos transitioned Precigen from a development-stage to a commercial-stage company.
Precigen also has one wholly owned operating subsidiary, Exemplar Genetics, LLC ("Exemplar"). Exemplar is committed to enabling the study of life-threatening human diseases through the development of MiniSwine Yucatan miniature pig research models and services. Exemplar's primary operations are located in the State of Iowa.
Precigen's other historical operating subsidiary, Precigen ActoBio, Inc. ("ActoBio") ceased operations during 2024. ActoBio utilized a proprietary class of microbe-based biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics, with its primary operations having been located in Ghent, Belgium. As part of a continuing effort to strategically prioritize the application of resources to particular development efforts, in 2024, the Company initiated a shutdown of ActoBio's operations. This included terminating leases and employment contracts, and the disposition of certain of its assets and obligations with a focus on the preservation of ActoBio's intellectual property.
Precigen and its consolidated subsidiaries are hereinafter referred to as the "Company." As discussed in Note 15, the Company operates as one segment.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and are presented in United States dollars. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of June 30, 2026 and results of operations and cash flows for the interim periods ended June 30, 2026 and 2025. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
The accompanying condensed consolidated financial statements reflect the operations of Precigen and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity
As of June 30, 2026, the Company had $38,698 in cash, cash equivalents and investments. In addition, the Company has $93,880 of long-term debt as of June 30, 2026 (see Note 9). Management believes that existing liquid assets as of June 30, 2026, as well as proceeds from sales of Papzimeos, will allow the Company to continue its operations for at least a year from the issuance date of these condensed consolidated financial statements. The Company is subject to a number of risks similar to those of other companies launching their first commercial product as well as conducting high-risk, early-stage research and development of therapeutic product candidates. Additionally, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Although the Company has recently generated income, its long-term transition to sustained profitability will depend on the continued successful commercialization of Papzimeos and the potential commercialization of other product candidates to achieve sufficient revenues to support the Company's cost structure. While the Company achieved profitability during the quarter ended June 30, 2026, the Company may decide, or be required, to raise additional capital. This additional capital could be raised through a combination of non-dilutive financings including debt and/or royalty financings, collaborations, strategic alliances, government, or other third-party funding, monetization of core and non-core assets, marketing, distribution or licensing arrangements, and/or dilutive financings including equity and/or debt financings which may include an equity component. Also, any collaborations, strategic alliances, monetization of assets or marketing, distribution or licensing arrangement may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights.
Risks and Uncertainties
As noted above, the Company is subject to a number of risks similar to those of other companies launching their first commercial product as well as conducting high-risk, early-stage research and development of therapeutic product candidates. Principal among these risks are the forecasted demand for Papzimeos, dependence on key individuals and intellectual property, competition from other products and companies, the technical risks associated with the manufacturing of Papzimeos, and the technical risks associated with the successful research, development and manufacturing of therapeutic product candidates.
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

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the customer or the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between when the entity transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less. The Company assessed each of its revenue generating arrangements to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of its arrangements.
The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time recognition is based on the use of an output or input method.
Product revenue - Papzimeos
In 2025, the Company received FDA approval for Papzimeos and initiated commercial sales during the fourth quarter of 2025. Product revenue represents the consideration that the Company expects to receive from the sale of Papzimeos to customers, net of variable consideration. The Company entered into a limited number of arrangements with specialty distributors in the United States to distribute Papzimeos to certain medical centers or hospitals and specialty pharmacy providers. The Company recognizes revenue on product sales when the performance obligation to provide units of Papzimeos is satisfied, which occurs upon delivery to the site of care or specialty pharmacy. In addition to distribution agreements with customers, the Company enters into arrangements with health care providers and payers that obligate the Company to have government-mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products. Product revenue is recorded at the wholesale acquisition cost that the Company charges its customers less amounts the Company is required to remit back to customers, including chargebacks, trade discounts and allowances, product returns, government and payer rebates, and patient assistance. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product sales and earnings in the period of the adjustment. Payment terms for Papzimeos generally require customers to remit payment 127 days from the date of sale. Shipping and handling costs on outgoing shipments to customers are recorded as incurred as a component of selling, general and administrative expenses.
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
These adjustments represent variable consideration under ASC 606 and are recorded as a reduction of revenue. These adjustments are established by management as its best estimate based on available information and will be adjusted to reflect known changes in the factors that impact such allowances. Adjustments for variable consideration are determined based on the contractual terms with customers, historical trends, expected utilization of such products and other judgments and analysis. These reserves are based on the amounts earned and are generally classified as reductions of accounts receivable if the amount is payable to the customer and a liability if the amount is payable to a party other than the customer, within the condensed consolidated balance sheets.

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

Exemplar revenues primarily consist of over‑time service revenue and point‑in‑time product sales, whereas Papzimeos is recognized exclusively at a point in time upon delivery to the health provider.
Research and Development
The Company considers that regulatory requirements inherent in the research and development of new products preclude it from capitalizing such costs. Research and development expenses include salaries and related costs of research and development personnel, including stock-based compensation expense, costs to acquire or reacquire technology rights, contract research organizations and consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation, amortization, and other indirect overhead expenses. The Company has research and development arrangements with third parties that include upfront and milestone payments. As of June 30, 2026 and December 31, 2025, the Company had research and development commitments with third parties that had not yet been incurred totaling $5,350 and $6,220, respectively. The commitments are generally cancellable by the Company by providing written notice at least sixty days before the desired termination date.
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
Investments
As of June 30, 2026 and December 31, 2025 short-term and long-term investments include United States government debt and agency securities, certificates of deposit and corporate bonds. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date.
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
Net Income (Loss) per Share
Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net income (loss) per share calculation, shares to be issued pursuant to stock options, restricted stock units ("RSUs"), performance stock units ("PSUs") and warrants (see Notes 5 and 11) are considered to be common stock equivalents.
For the three and six months ended June 30, 2026, dilutive common stock equivalents have been included in the calculation of diluted net income per share to the extent their effect was dilutive. For the three and six months ended June 30, 2025, the Company incurred a net loss and therefore all common stock equivalents were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive; accordingly, basic and diluted net loss per share were the same for those periods.
As a result of the Company's net income during the three and six months ended June 30, 2026, the following weighted-average securities were included in the computation of diluted net income per share using the treasury-stock method:

	Three months ended June 30,	Six months ended June 30,
	2026	2026
Options	11,973,686	11,649,773
RSUs and PSUs	1,296,461	2,025,561
Warrants	43,523,150	43,277,836
Total	56,793,297	56,953,170
For the three and six months ended June 30, 2026, approximately 10.8 million and 9.2 million options, respectively, were excluded from diluted net income per share because their effect would have been anti-dilutive. In addition, for the three and six months ended June 30, 2026, approximately 0.6 million and 0.3 million PSUs were excluded from diluted net income per share because the underlying shares were contingently issuable and the applicable performance conditions had not been satisfied as of June 30, 2026.
For the three and six months ended June 30, 2025, the Company reported a net loss. Accordingly, all potentially dilutive securities outstanding as of June 30, 2025 were excluded from diluted net loss per share because their effect would have been anti-dilutive:

June 30,
2025
Options	29,078,506
Restricted stock units and Performance stock units	5,066,686
Warrants	52,666,669
Series A Preferred Stock (convertible shares)	54,937,413
Total	141,749,274
Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. For warrants that are liability-classified, changes in fair value are included in Change in fair value of warrant liabilities in the condensed consolidated statements of operations. If facts and circumstances lead the warrant liability to be reclassified to shareholders' equity, warrant liabilities are remeasured as of the event date and reclassified from liabilities to shareholders' equity. In the third quarter of 2025, the Warrant liabilities were reclassified to shareholders' equity and are no longer adjusted to fair value at each reporting period.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, in order to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in ASU 2024-03 require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses in interim and year-end reporting periods. The amendments in this ASU apply to all public business entities and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.
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

3. Product and Service Revenues
Product Revenues
Product revenues as recorded in the condensed consolidated statements of operations represents:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Papzimeos	$53,070	$—	$74,661	$—
Exemplar	192	41	429	244
Product revenues	$53,262	$41	$75,090	$244
Service Revenues
For the three months ended June 30, 2026 and 2025, the Company recorded $1,716 and $815, respectively, of service revenues. For the six months ended June 30, 2026 and 2025, the Company recorded $3,140 and $1,953, respectively, of service revenues. All services revenues were generated by the Company's Exemplar subsidiary.
For the three and six months ended June 30, 2026, no single customer accounted for 10% or more of total condensed consolidated revenues. For the three and six months ended June 30, 2025, four and three customers accounted for 76.9% and 50.5% of total condensed consolidated revenues, respectively.
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
For the three and six months ended June 30, 2026, $165 and $445, respectively, of total revenues was attributable to sales from Exemplar to customers in foreign countries, with the remainder generated in the United States. All revenues in 2025 were generated within the United States.
Deferred Revenue
Deferred revenue consists entirely of deferred product and service revenues related to Exemplar and represents consideration received in advance of the performance of remaining obligations under the agreements.
4. Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of June 30, 2026:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$18,908	$2	$(17)	$18,893
Certificates of deposit	3,490	—	(14)	3,476
Total	$22,398	$2	$(31)	$22,369

The estimated fair value of available-for-sale investments classified by their contractual maturities as of June 30, 2026 was:

Due within one year	$21,879
After one year through two years	490
Total	$22,369
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
In addition, as of June 30, 2026 and December 31, 2025, the Company held U.S. government debt securities valued at $11,084 and $19,083, respectively, which were included in cash and cash equivalents in the condensed consolidated balance sheet as these investments had an original maturity of less than three months when purchased.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments.
5. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and benefits, and other accrued liabilities approximate fair value due to the short maturity of these instruments.
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of June 30, 2026:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2026
Assets
U.S. government debt securities	$—	$18,893	$—	$18,893
Certificates of deposit	—	3,476	—	3,476
Total	$—	$22,369	$—	$22,369

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
Also see Note 11 regarding Warrant liabilities and the change in fair value of warrant liabilities recorded on the condensed consolidated statement of operations for the three and six months ended June 30, 2025. Also see Note 11 regarding the recording of Preferred stock PIK dividends for the three and six months ended June 30, 2025.
6. Inventory
The components of inventory are as follows:

	June 30, 2026	December 31, 2025
Raw Material	$350	$144
Work in process	18,204	9,265
Finished Goods	1,691	172
Total inventory	$20,245	$9,581
The shelf life of our inventory is twenty-four months from the date the drug product is manufactured. As of June 30, 2026 and December 31, 2025, the Company has not recorded a reserve for excess or obsolete inventory.
7. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	June 30, 2026	December 31, 2025
Land and land improvements	$164	$164
Buildings and building improvements	2,629	2,629
Furniture and fixtures	699	650
Equipment	19,891	19,444
Leasehold improvements	11,938	11,934
Breeding stock	63	74
Computer hardware and software	2,467	2,408
Construction and other assets in progress	328	278
	38,179	37,581
Less: Accumulated depreciation and amortization	(25,377)	(23,823)
Property, plant and equipment, net	$12,802	$13,758

Depreciation expense was $782 and $312 for the three months ended June 30, 2026 and 2025, respectively, and $1,563 and $622 for the six months ended June 30, 2026 and 2025, respectively.
8. Goodwill and Intangible Assets, Net
The carrying amount of goodwill was $15,232 as of June 30, 2026 and December 31, 2025.
The Company had $36,189 of cumulative impairment losses as of June 30, 2026 and December 31, 2025.
Intangible assets consist of the following as of June 30, 2026:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$15,912	$(13,367)	$2,545
Intangible assets consist of the following as of December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$15,912	$(12,730)	$3,182
Amortization expense was $319 and $318 for the three months ended June 30, 2026 and 2025, respectively, and $637 for both the six months ended June 30, 2026 and 2025.
9. Debt
Long Term Debt
In September 2025, the Company entered into a Loan Agreement (the “Loan Agreement”) with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership as the lenders thereunder and BioPharma Credit PLC as the collateral agent, each of which are investment entities managed by Pharmakon Advisors, LP. The Company received net proceeds of $92,818 after deducting underwriting discounts and offering expenses of $7,182.
The Loan Agreement provides for a 5-year senior secured term loan facility of up to $125.0 million, composed of two committed tranches: (i) an initial tranche in an aggregate principal amount of $100 million, which was funded in September 2025; and (ii) a delayed draw tranche in an aggregate principal amount of $25.0 million, which is available, subject to certain conditions, until June 29, 2027 (such tranches, collectively, the “Term Loans”). The Term Loans mature in September 2030. Beginning on December 31, 2028, the Term Loans require eight equal quarterly principal payments of $12.5 million (adjusted for any borrowings under the second tranche, if any) plus interest until maturity, and all remaining outstanding amounts, if any, become due and payable on September 3, 2030. Interest rates for borrowings under the Loan Agreement are determined by a secured overnight financing rate ("SOFR") plus a margin. The interest rate for the Term Loans is based upon the sum of (a) the applicable margin (6.50%), and (b) the 3-month forward-looking term rate based on SOFR, subject to a floor of 3.75%. Interest is payable quarterly in arrears. The effective interest rate of the Term Loan, including amortization of debt issuance costs was 12.5% for the six months ended June 30, 2026.
The Company’s obligations under the Loan Agreement are secured by substantially all of its assets in the United States, including intellectual property, and are guaranteed by certain of its subsidiaries, each of which has pledged substantially all of its assets to secure such guarantee.
The following table reflects the Company's long-term debt as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
Outstanding principal balance	$100,000	$100,000
Unamortized debt discount and issuance costs	(6,120)	(6,826)
Carrying value	$93,880	$93,174
The Company incurred $7,182 of debt discount and debt issuance costs in 2025 for the Term Loans, which were capitalized and deferred when incurred and are being amortized over the term of the Term Loans. Interest expense in relation to the Term Loans, including the amortization of debt discount and debt issuance costs is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest expense to be paid in cash	$2,592	$—	$5,155	$—
Noncash interest expense	361	—	706	—
Total interest expense	$2,953	$—	$5,861	$—
The Company determined that all of the embedded features identified in the Loan Agreement were either clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s condensed consolidated financial statements.
The Term Loans contain customary affirmative and restrictive covenants and representations and warranties including, without limitation, (i) information delivery requirements, (ii) obligations to maintain insurance, (iii) preservation of intellectual property and regulatory approvals, and (iv) compliance with applicable laws. Additionally, there are certain restrictive covenants, including, without limitation, (i) limitations on the incurrence of additional indebtedness, (ii) limitations on the incurrence of liens, (iii) restrictions on the payment of dividends and other restricted payments, (iv) restrictions on investments, (v) restrictions on asset transfers, (vi) restrictions on mergers and similar transactions, (vii) restrictions on amendments to organizational documents and material contracts, in each case subject to specified exceptions, (viii) minimum net sales and (ix) minimum liquidity. The Loan Agreement also contains customary representations and warranties, including, without limitation, with respect to (i) organization, authority and enforceability, (ii) financial condition, (iii) compliance with laws, (iv) intellectual property and regulatory matters, and (v) the absence of a material adverse change. The Term Loans may be voluntarily prepaid in whole (but not in part) and must be prepaid upon change in control, and are subject to make-whole, prepayment premium and exit fee provisions. Proceeds of the Term Loans are being used to fund the Company’s commercial launch of Papzimeos as well as other general corporate and working capital requirements. The Term Loans include customary events of default, which may require the Company to pay an additional 3% interest on the outstanding loans under the Term Loan facility. As of June 30, 2026, the Company was in compliance with its debt covenants under the Loan Agreement.
10. Income Taxes
The Company computes its year-to-date tax expense or benefit by applying the annual effective tax rate to year-to-date pretax income or loss and adjusts for discrete items recorded in the period. The annual effective tax rate is the ratio of estimated annual income tax expense related to estimated pretax income or loss, excluding significant unusual or infrequently occurring items. The annual effective tax rate is revised, if necessary, at the end of each interim period based on the Company’s most current best estimate. There was no income tax expense or benefit for the three and six months ended June 30, 2026, and $3 in income tax expense for the three and six months ended June 30, 2025. The effective tax rate differs from the U.S. statutory tax rate, primarily as a result of the change in valuation allowance required.
Although the Company is reporting income in the current year, the Company's net deferred tax assets are offset by a valuation allowance due to the Company's history of net losses combined with an inability to confirm recovery of the tax benefits of the Company's tax attributes and other net deferred tax assets. In assessing the realizability of deferred tax assets, management considers the relative weight of both objective and subjective evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets by the Company is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management also considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

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
Prior to the conversion of the Series A Preferred Stock into common stock, the warrants were accounted for as liabilities as the warrants provided the holder the right to acquire, via a PIK dividend on the Series A Preferred Stock for the first two years following the issue date of the Series A Preferred Stock, a number of additional warrants to purchase shares of common stock equal to 50% of the amount of such PIK dividends divided by the $0.75 exercise price ("PIK Warrants"), which failed the requirement of the indexation guidance under ASC 815-40. The warrants and PIK Warrants (together the "Warrant liabilities") were measured at fair value at inception and the fair value was re-measured at the end of each of the reporting periods prior to the reclassification of the warrants to shareholders’ equity and then again at the date on which the Warrant liabilities were reclassified to shareholders' equity, which occurred in the third quarter of 2025.
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
The change in fair value of warrant liabilities included on the condensed consolidated statement of operations for the three and six months ended June 30, 2025 was the result of the remeasurement of the Warrant liabilities at June 30, 2025 utilizing Level 3 inputs.

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
The Series A Preferred Stock was initially measured at the amount of total proceeds less offering costs and proceeds allocated to the warrants. In accordance with the Articles of Amendment to the Company's amended and restated articles of incorporation, on each PIK dividend payment date, the stated value of the Series A Preferred Stock shall automatically be increased by the accumulated PIK dividend amount. During the three and six months ended June 30, 2025, the Company recorded $1,365 and $2,665, respectively to the Series A Preferred Stock, which represented the fair value of the ratable portion of accumulated PIK dividends that would have increased the stated value of the Series A Preferred stock upon subsequent PIK dividend payment dates. The PIK dividends were determined to be discretionary and as such, they were measured at fair value as of the date they accumulated. Due to the absence of retained earnings, the adjustment to record the value of the PIK dividends was recorded as a reduction to additional paid-in capital.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Inventoriable costs	$221	$6	$488	$18
Research and development	398	463	852	1,021
Selling, general and administrative	2,696	1,169	5,246	3,276
Total	$3,315	$1,638	$6,586	$4,315
Precigen Equity Incentive Plans
In August 2013, Precigen adopted the 2013 Omnibus Incentive Plan, as amended (the "2013 Plan"), for employees and nonemployees which provided for grants of share-based awards, including stock options, RSUs, shares of common stock and other awards, to employees, officers, consultants, advisors, and nonemployee directors. Upon the effectiveness of the Company's 2023 Omnibus Incentive Plan, as amended (the "2023 Plan") in June 2023, no new awards may be granted under the 2013 Plan and any awards granted under the 2013 Plan prior to the effectiveness of the 2023 Plan will remain outstanding under such plan and will continue to vest and/or become exercisable in accordance with their original terms and conditions. As of June 30, 2026, there were 13,861,594 stock options and no RSUs outstanding under the 2013 Plan.
In April 2023, Precigen adopted the 2023 Plan, as amended (the "2023 Plan"), which became effective upon shareholder approval in June 2023. The 2023 Plan permits the grant of share-based awards, including stock options, restricted stock awards, RSUs, PSUs and other awards, to officers, employees and non-employees. The 2023 Plan initially authorized for issuance pursuant to awards under the 2023 Plan an aggregate of 16,418,737 shares, which included shares remaining available for issuance under the 2013 Plan as of the adoption date of the 2023 Plan. In July of 2024, June of 2025 and June of 2026 amendments to the 2023 Plan were approved by the Company's shareholders to increase the number of shares of common stock that may be issued thereunder by 2,000,000 shares, 11,500,000 shares and 7,000,000 shares, respectively. As of June 30, 2026, there were, in the aggregate, 36,918,737 shares authorized for issuance under the 2023 Plan, of which 13,303,363 stock options, 656,000 PSUs and 2,304,308 RSUs were outstanding and 11,322,472 shares were available for future grants.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers, as amended (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. The
2019 Plan initially authorized for issuance pursuant to awards under the 2019 Plan an aggregate of 5,000,000 shares. In June
2022 and June 2025, amendments to the 2019 Plan were approved by the Company’s shareholders to increase the number of shares of common stock that may be issued thereunder by 7,000,000 shares and 1,100,000 shares, respectively. As of June 30, 2026, there were 13,100,000 shares authorized for issuance under the 2019 Plan, of which 4,635,739 stock options and 320,509 RSUs were outstanding and 1,163,728 shares were available for future grants.
Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2025	28,153,192	$4.32	6.74
Granted	4,957,908	4.08
Exercised	(772,128)	(2.05)
Forfeited	(183,887)	(1.84)
Expired	(354,389)	(20.10)
Balances at June 30, 2026	31,800,696	4.17	6.65
Exercisable at June 30, 2026	21,883,378	$4.88	5.72
The following table summarizes additional information about stock options outstanding as of June 30, 2026:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.67	—	$2.50	19,568,494	$1.47	7.07	$67,788	14,171,426	$1.51	6.81	$59,394
$2.51	—	$3.50	129,156	$3.17	5.15	326	113,656	$3.22	4.89	281
$3.51	—	$5.00	5,283,809	$4.12	9.45	1,469	780,559	$4.09	7.34	1,162
$5.01	—	$6.50	1,781,200	$5.82	3.42	165	1,779,700	$5.82	3.42	164
$6.51	—	$10.00	1,202,056	$8.10	4.11	—	1,202,056	$8.10	4.11	—
$10.01	—	$30.89	3,835,981	$16.11	2.97	—	3,835,981	$16.11	2.97	$—
			31,800,696	$4.17	6.65	$69,748	21,883,378	$4.88	5.72	$61,001
PSUs and RSUs
In 2024, the Company's Compensation and Human Capital Management Committee of the Board of Directors (the "Compensation Committee") granted 3,178,000 PSUs to certain employees under the 2023 Plan. The awards were subject to performance conditions tied to the Company's biologics license application ("BLA") for PRGN-2012 (now Papzimeos), including the submission of the BLA to the U.S. Food and Drug Administration (the “FDA”) and FDA approval of the BLA. During 2025, the Compensation Committee certified achievement of both performance conditions, resulting in the vesting of substantially all of the awards. Certain awards also contained a continued service requirement, which has since lapsed.

In May 2025, the Compensation Committee granted 950,000 PSUs to non-executive employees that were scheduled to vest one year from the grant date, subject to FDA approval of the BLA for PRGN-2012 (now Papzimeos). Following FDA approval and completion of the service vesting period, these awards fully vested during the second quarter of 2026.
In the second quarter of 2026, the Compensation Committee approved the grant of 656,000 PSUs under the 2023 Plan to certain key employees of the Company, which are subject to both service-based and performance-based vesting conditions. Performance vesting is based on the achievement of a specified fiscal 2026 net revenue target. The net revenue target has a corridor of 20% plus or minus that can result in payouts ranging from 50% to 200% of the target award. Subject to achievement of the performance condition, earned awards will vest 50% upon the Compensation Committee's certification of actual net revenue for 2026, and then 25% on December 31, 2027 and 25% on December 31, 2028. The vesting of these awards is conditional on continued employment through the applicable vesting date.
The 2026 PSU awards had a grant-date fair value of $4.11 per share. As the Company concluded that achievement of the fiscal 2026 revenue performance condition at target was probable as of June 30, 2026, compensation expense related to these awards began being recognized during the second quarter of 2026.
RSU and PSU activity was as follows:

	Number of RSUs and PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2025	3,367,051	$1.45	0.70
Granted	3,519,235	3.81
Vested	(3,564,344)	(2.00)
Forfeited	(41,125)	(2.39)
Balances at June 30, 2026	3,280,817	$3.36	1.70
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
The components of lease costs were as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease costs	$412	$415	$819	$831
Short-term lease costs	2	8	3	18
Variable lease costs	84	90	181	180
Lease costs	$498	$513	$1,003	$1,029

As of June 30, 2026, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2026	$753
2027	1,485
2028	1,402
2029	1,341
2030	600
Thereafter	—
Total	$5,581
Present value adjustment	(1,116)
Total	$4,465
Current portion of operating lease liabilities	$1,055
Long-term portion of operating lease liabilities	3,410
Total	$4,465
Other information related to operating leases in continuing operations was as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (years)	3.65	4.05
Weighted average discount rate	11.43%	11.47%

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$838	$834
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	—	297

14. Commitments and Contingencies
In December 2020, a derivative shareholder action, captioned Edward D. Wright, derivatively on behalf of Precigen, Inc. F/K/A Intrexon Corp. v. Alvarez et al, was filed in the Circuit Court for Fairfax County in Virginia on behalf of Precigen, Inc. The complaint named as defendants certain of the Company's directors and certain of the Company's current and former officers. The complaint's claims related to disclosures made by the Company about MBP program from May 10, 2017 to March 1, 2019. The plaintiff seeks damages, forfeiture of benefits received by defendants, and an award of reasonable attorneys' fees and costs. The case was stayed by an order entered on June 14, 2021. On September 24, 2021, an individual shareholder filed a lawsuit in the Circuit Court for Henrico County styled Kent v. Precigen, Inc., Case CL21-6349. The Kent action, also related to disclosures regarding MBP program, demands inspection of certain books and records of the Company pursuant to Virginia statutory and common law. On April 1, 2022, the court denied the demurrer and referred the matter to a hearing on the merits. The Company intends to defend the lawsuits vigorously; however, there can be no assurances regarding the ultimate outcome of these lawsuits.
In connection with the sale of Trans Ova, the Company was required to indemnify Spring Bidco LLC (the "Buyer") for certain expenses incurred post close (related to covenants and certain additional specified liabilities including certain patent infringement lawsuits), if incurred, in amounts not to exceed $5,750. Such indemnification was recorded as a reduction of the gain on divestiture in the third quarter of 2022. As of December 31, 2025, indemnification accruals of $2,476 were included in the condensed consolidated balance sheet related to this liability. During 2025, the Company was notified by the Buyer that the underlying claim related to the Company's indemnification had been settled and the Company was required to further pay the buyer approximately $2,000, in addition to associated legal fees. The final payments were made in 2026 and the Buyer formally notified the Company that the indemnification obligation was satisfied in full. Upon that notification, the Company released the remaining liability of $291 in the first quarter of 2026 and recorded that amount in other income, net on the condensed consolidated statement of operations.
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters may result in adverse judgments, unfavorable settlements, or concessions by the Company, or adverse regulatory action, any of which could harm the Company’s business or operations. Moreover, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2026, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
15. Segments
The Company manages its business as one reportable operating segment, focused on its core business of advancing innovative precision medicines to improve the lives of patients. The Company has determined its reportable operating segment based on the management approach, which considers the internal organization and reporting used by the Company’s chief operating decision maker ("CODM") to make decisions about allocating resources and assessing the Company’s performance. The Company’s CODM, who is the Chief Executive Officer, uses consolidated single-segment net income (loss) as reported in the condensed consolidated statements of operations to evaluate performance and allocate resources.
The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies as described in Note 2. As of June 30, 2026, all of the Company's long-lived assets were held in the United States. Expenditures for the addition of long-lived assets are reported on the condensed consolidated statements of cash flows as purchases of property and equipment.
Total segment net income (loss), which equals consolidated net income (loss) per the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from external customers/Total segment revenues	$54,978	$856	$78,230	$2,197
Less:
Salaries, benefits and other payroll expenses, including severance cost	(13,205)	(9,721)	(24,597)	(18,907)
Rent and Utilities	(1,076)	(873)	(2,204)	(1,805)
Unrealized (appreciation) depreciation in fair value of Warrants	—	4,460	—	(28,021)
Impairment of Goodwill	—	(3,907)	—	(3,907)
Other Segments expenses, net of capitalized inventory costs	(20,626)	(17,457)	(39,287)	(30,352)
Net Income (Loss)	$20,071	$(26,642)	$12,142	$(80,795)
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
Our commercial product, Papzimeos (zopapogene imadenovec-drba, PRGN-2012), is the first and only U.S. Food and Drug Administration (“FDA”) approved therapy for the treatment of adults with recurrent respiratory papillomatosis (“RRP”). RRP is a rare, debilitating, and potentially life-threatening disease caused by chronic human papillomavirus (HPV) 6 or HPV 11 infection, which results in recurrent benign tumors in the respiratory tract. Papzimeos is a non-replicating adenoviral vector-based immunotherapy designed to express a fusion antigen comprising selected regions of HPV types 6 and 11 proteins. Papzimeos is designed to generate an immune response directed against HPV 6 and HPV 11 proteins in patients with RRP.
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
Papzimeos is a non-replicating adenoviral vector-based immunotherapy designed to express a fusion antigen comprising selected regions of HPV types 6 and 11 proteins. Papzimeos is delivered via four subcutaneous injections over a 12-week interval. Papzimeos approval is supported by safety and efficacy data from the pivotal Phase 1/2 clinical trial published in the Lancet Respiratory Medicine. The pivotal study successfully met its primary safety and pre-specified primary efficacy endpoints. Papzimeos was well-tolerated with no dose-limiting toxicities and no treatment-related adverse events greater than Grade 2. 51% (18 out of 35) of study patients achieved Complete Response, requiring no surgeries in the 12 months after treatment with Papzimeos. Complete Responses remained durable for over 12 months. Fifteen out of 18 (83%) complete responders demonstrated ongoing complete responses after their Papzimeos treatment for at least 36 months with median follow-up of 36 months (range: 36 to 51 months) as of the April 30, 2026 data cutoff.
Following the FDA approval, we launched Papzimeos in the United States as the first and only FDA approved treatment for adults with RRP. We estimate that there are approximately 27,000 adult patients in the United States living with RRP.
Papzimeos had been granted Breakthrough Therapy Designation and Orphan Drug designation for the treatment of RRP by the FDA. In May 2026, the FDA granted a seven-year period of orphan drug exclusivity for Papzimeos for the treatment of adults with RRP through August 14, 2032. In addition, zopapogene imadenovec has received Orphan Drug Designation for the Treatment of RRP from the European Commission as well. We submitted a Marketing Authorization Application (“MAA”) for zopapogene imadenovec for the treatment of adults with RRP to the European Medicines Agency (“EMA”). The MAA has been validated by the EMA and is currently under review.
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
Precigen ActoBio, Inc.
ActoBio developed a proprietary class of microbe-based biopharmaceuticals designed to enable expression and local delivery of disease-modifying therapeutics. We refer to these microbe-based biopharmaceuticals as ActoBiotics. In 2024, the Company completed the shutdown of ActoBio's operations. In connection with the shutdown of ActoBio's operations, ActoBio's portfolio of intellectual property became available for prospective transactions.
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
Financial overview
In the second quarter of 2026, we achieved profitability from continuing operations for the first time since our strategic transformation into a healthcare company in 2020, marking a pivotal milestone in our evolution. Prior to this quarter, we have incurred significant losses since our inception. Although we have recently generated income, our long-term transition to sustained profitability will depend on the continued successful commercialization of Papzimeos and the potential commercialization of other product candidates to achieve sufficient revenues to support the Company's cost structure. Products currently in our clinical pipeline will require regulatory approval and/or commercial scale-up before they may commence significant product sales and operating profits, if any. We may also enter into strategic transactions for individual platforms or programs in the future from which we may generate collaboration and licensing revenues.
Sources of revenue
During the fourth quarter of 2025, we commenced commercial sales of Papzimeos, our FDA-approved immunotherapy for RRP. Revenues generated from Papzimeos during 2025 were limited, primarily due to the timing of the product’s commercial launch late in the year. Looking ahead, we expect that the majority of our future revenues for the foreseeable future will be derived from sales of Papzimeos as we continue to expand our commercial activities and market presence.
As we continue to transition to a commercial‑stage company, our future revenues will increasingly depend on our ability to successfully commercialize Papzimeos, advance our proprietary programs, and bring additional products enabled by our technology platforms to market.
In addition, Exemplar generates product and service revenues through the development and sale of genetically engineered miniature swine models. We recognize revenue when control of the promised product or service is transferred to the customer. In 2025, revenues generated by Exemplar became less significant to us, and we expect this significance to greatly diminish into the future.
We do not anticipate that we will be recognizing material collaboration revenue in the near term, except in cases of future strategic transactions involving our platforms or programs. Should new collaboration agreements or strategic transactions be executed, revenue could be impacted.

Accordingly, there can be no assurance as to the timing, magnitude, and predictability of revenues, if any, to which we might be entitled.
Cost of products and services
Cost of products and services consists of manufacturing costs, transportation and freight-in, and indirect overhead costs (including salary and benefits related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Papzimeos, and costs related to our Exemplar business, which includes primarily labor, supplies, feed used in production, and facility charges. Approximately $1.1 million and $2.1 million of our cost of products and services for the three and six months ended June 30, 2026, respectively, relates to our Exemplar business. Cost of products and services may also include periodic costs related to certain manufacturing services, including costs related to excess or obsolete inventory, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.
For the three and six months ended June 30, 2026, the cost of products and services includes the costs of Papzimeos sales. Prior to August 14, 2025, regulatory approval and subsequent commercialization of Papzimeos and thus the possibility of future economic benefits from Papzimeos sales were not considered probable and inventory-related costs were expensed as incurred. As such, the inventory recognized on the condensed consolidated balance sheets as of June 30, 2026 does not include any costs incurred prior to August 14, 2025, which is referred to as pre-launch inventory. In addition, the cost of products related to Papzimeos on the condensed consolidated statements of operations for the three and six months ended June 30, 2026 is comprised of the sale of pre-launch inventory, which only includes costs incurred subsequent to August 14, 2025, and includes certain period costs incurred during the three and six months ended June 30, 2026 that were not absorbed into inventory. As of June 30, 2026, the amount of future estimated net revenues represented by existing physical pre-launch inventories is approximately $9 million based on our current pricing assumptions and projected demand for our recently approved commercial product.
We expect that we will finish selling all of the pre-launch inventories in the third quarter of 2026. Projected sales derived from pre-launch inventories depend on several factors that could materially impact actual realized results, including the timing and scale of product adoption within our target patient population, and payer coverage. As a result, the cost of products sold related to Papzimeos will initially reflect a lower average per unit cost of materials (excluding period costs that are expensed as incurred), as pre-launch inventory is utilized for commercial production and sold to customers. As pre-launch inventory continues to absorb costs through the manufacturing process, we expect the current gross margins (exclusive of period costs expensed as incurred) will gradually decrease as pre-launch inventory is sold. Based on current forecasts, which include significant risks given that Papzimeos is the first therapy available to patients with RRP, we expect that gross margins will stabilize between high 80 percentages and low 90 percentages when pre-launch inventories are completely sold.
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
Our research and development expenses primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services, including regulatory costs. We have initiated an open-label clinical trial to evaluate safety, vector shedding, and retreatment efficacy of zopapogene imadenovec-drba in adults with RRP. Additionally, we plan to initiate a clinical trial to evaluate safety and efficacy of zopapogene imadenovec-drba in pediatric RRP patients. We continue to advance PRGN-2009, and we have completed enrollment in the Phase 1b clinical trial of PRGN-3006 in AML. Costs incurred with respect to each of these trials will be recorded as research and development expenses in the period for which they are incurred. Exemplar's research and development activities relate to new and improved pig research models, and those costs are not significant.
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
Management evaluates R&D activities and makes resource allocation decisions based on the nature of the underlying expenses, which align with how our R&D operations are structured and managed. The table below presents R&D expenses by nature of cost for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
External development expense:
AdenoVerse immunotherapy platform	$1,574	$3,779	$2,272	$7,280
UltraCAR-T therapeutics platform	123	401	197	669
Other	193	417	304	649
Total external research and development expense	1,890	4,597	2,773	8,598
R&D personnel expense	3,608	5,444	6,645	10,592
R&D facility and depreciation expense	1,668	1,269	3,349	2,479
Other R&D expense	116	178	153	297
Total research and development expense	$7,282	$11,488	$12,920	$21,966
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
In addition, although not significant, shipping and handling costs on outgoing shipments to customers are recorded as incurred in SG&A and were approximately $813 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $1,208 and $0 for the six months ended June 30, 2026 and 2025, respectively.
Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expense was approximately $747 and $76 for the three months ended June 30, 2026 and 2025, respectively, and $857 and $77 for the six months ended June 30, 2026 and 2025, respectively.
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
Comparison of the three months ended June 30, 2026 and the three months ended June 30, 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025, together with the changes in those items in dollars and as a percentage (dollars are in $000s):

	Three Months Ended June 30,		Dollar Change	Percent Change
	2026	2025
Revenues
Product revenues	$53,262	$41	$53,221	>200%
Service revenues	1,716	815	901	110.6%
Total revenues	54,978	856	54,122	>200%
Operating expenses
Cost of product and services	2,805	1,092	1,713	156.9%
Research and development	7,282	11,488	(4,206)	(36.6)%
Selling, general and administrative	22,249	16,133	6,116	37.9%
Impairment of goodwill	—	3,907	(3,907)	(100.0)%
Total operating expenses	32,336	32,620	(284)	(0.9)%
Operating income (loss)	22,642	(31,764)	54,406	171.3%
Total other expense, net	(2,571)	5,125	(7,696)	(150.2)%
Income (loss) before income taxes	20,071	(26,639)	46,710	175.3%
Income tax expense	—	(3)	3	(100.0)%
Net income (loss)	$20,071	$(26,642)	$46,713	175.3%
Total revenues
Total revenues increased by $54.1 million, or >200%, compared to the three months ended June 30, 2025. The significant increase in total revenues for the three months ended June 30, 2026, was primarily due to the recording of commercial sales of Papzimeos following its FDA approval in August 2025. Revenues related to the sale of Papzimeos for the three months ended June 30, 2026 were $53.1 million. No Papzimeos sales were recorded for the three months ended June 30, 2025, as the product had not yet been approved or launched.
Cost of product and services
Cost of products and services increased by $1.7 million, or 156.9%, compared to the three months ended June 30, 2025 almost entirely due to costs related to the recording of commercial sales of Papzimeos following its FDA approval in August 2025. Prior to regulatory approval, costs associated with the production of Papzimeos were expensed as research and development in accordance with our accounting policy. Upon FDA approval and the commencement of commercial sales, these costs are now capitalized as inventory and recognized in cost of product and services as product is sold.
Research and development expenses

R&D expenses decreased by $4.2 million, or 36.6%, compared to the three months ended June 30, 2025, primarily due to the change in the accounting treatment of Papzimeos manufacturing costs. Prior to the FDA approval of Papzimeos in August 2025, costs associated with the manufacturing of Papzimeos were expensed as R&D, as regulatory approval and the probability of future economic benefit had not yet been established. Following the FDA approval and the commencement of commercial sales, these production costs are no longer expensed as research and development, but are capitalized as inventory on the balance sheet and recognized as cost of product and services as the product is sold. We expect that R&D expenses will increase as the year progresses.
Selling, general and administrative expenses
SG&A expenses increased by $6.1 million, or 37.9%, compared to the three months ended June 30, 2025. This increase was primarily driven by commercial activities related to Papzimeos following its FDA approval in August 2025. The higher expenses reflect increased costs to support commercialization, expanded marketing and promotional activities to drive product awareness and adoption, and increased personnel costs, including stock compensation expense.
Impairment of Goodwill and other noncurrent assets
In the three months ended June 30, 2025, we recorded $3.9 million in impairment related to our Exemplar reporting unit with no comparable charge in the second quarter of 2026.
Total other expense, net
Total other expense, net was $2.6 million for the three months ended June 30, 2026 compared to other income, net of $5.1 million for the three months ended June 30, 2025, a change of $7.7 million, or 150.2%, compared to the three months ended June 30, 2025. This change was primarily attributable to the absence of a $4.5 million gain related to the decrease in the fair value of warrant liabilities that was recorded in the prior-year period. The prior-year increase in warrant liabilities was mainly driven by a rise in Precigen’s stock price and, to a lesser extent, by an increase in the liability for additional warrants that were expected at that point to be issued as paid-in-kind dividends on the Company’s Series A Preferred Stock. The remaining change primarily relates to an increase of $3.0 million in interest expense related to long-term debt that was entered into in the third quarter of 2025.
Comparison of the six months ended June 30, 2026 and the six months ended June 30, 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended June 30,		Dollar Change	Percent Change
	2026	2025
Revenues
Product revenues	$75,090	$244	$74,846	>200%
Service revenues	$3,140	$1,953	1,187	60.8%
Total revenues	78,230	2,197	76,033	>200%
Operating expenses
Cost of product and services	5,364	2,192	3,172	144.7%
Research and development	12,920	21,966	(9,046)	(41.2)%
Selling, general and administrative	43,298	28,492	14,806	52.0%
Impairment of goodwill	—	3,907	(3,907)	(100.0)%
Total operating expenses	61,582	56,557	5,025	8.9%
Operating income (loss)	16,648	(54,360)	71,008	130.6%
Total other expense, net	(4,506)	(26,432)	21,926	(83.0)%
Income (loss) before income taxes	12,142	(80,792)	92,934	115.0%
Income tax benefit (expense)	—	(3)	3	(100.0)%
Net income (loss)	$12,142	$(80,795)	$92,937	115.0%

Total revenues
Total revenues increased by $76.0 million, or >200%, compared to the six months ended June 30, 2025. The significant increase in total revenues for the six months ended June 30, 2026, was primarily due to the recording of commercial sales of Papzimeos following its FDA approval in August 2025. Revenues related to the sale of Papzimeos for the six months ended June 30, 2026 were $74.7 million. No Papzimeos sales were recorded for the six months ended June 30, 2025, as the product had not yet been approved or launched.
Cost of product and services
Cost of products and services increased by $3.2 million, or 144.7%, compared to the six months ended June 30, 2025 almost entirely due to costs related to the recording of commercial sales of Papzimeos following its FDA approval in August 2025. Prior to regulatory approval, costs associated with the production of Papzimeos were expensed as research and development in accordance with our accounting policy. Upon FDA approval and the commencement of commercial sales, these costs are now capitalized as inventory and recognized in cost of product and services as product is sold.
Research and development expenses
R&D expenses decreased by $9.0 million, or 41.2%, compared to the six months ended June 30, 2025, primarily due to the change in the accounting treatment of Papzimeos manufacturing costs. Prior to the FDA approval of Papzimeos in August 2025, costs associated with the manufacturing of Papzimeos were expensed as R&D, as regulatory approval and the probability of future economic benefit had not yet been established. Following the FDA approval and the commencement of commercial sales, these production costs are no longer expensed as research and development, but are capitalized as inventory on the balance sheet and recognized as cost of product and services as the product is sold. We expect that R&D expenses will increase as the year progresses.
Selling, general and administrative expenses
SG&A expenses increased by $14.8 million, or 52.0%, compared to the six months ended June 30, 2025. This increase was primarily driven by commercial activities related to Papzimeos following its FDA approval in August 2025. The higher expenses reflect increased costs to support commercialization, expanded marketing and promotional activities to drive product awareness and adoption, and increased personnel costs, including stock compensation expense.
Impairment of Goodwill and other noncurrent assets
In the six months ended June 30, 2025, we recorded $3.9 million in impairment related to our Exemplar reporting unit with no comparable charge in the six months ended June 30, 2026.
Total other expense, net
Total other expense, net decreased by $21.9 million, or 83.0%, compared to the six months ended June 30, 2025. This decrease was primarily attributable to the absence of a $28.0 million charge related to the increase in the fair value of warrant liabilities that was recorded in the prior-year period. The prior-year increase in warrant liabilities was mainly driven by a rise in Precigen’s stock price and, to a lesser extent, by an increase in the liability for additional warrants that were expected at that point to be issued as paid-in-kind dividends on the Company’s Series A Preferred Stock. The remaining change (an increase in other expense) primarily relates to an increase of $5.9 million in interest expense related to long-term debt that was entered into in the third quarter of 2025.
Liquidity and capital resources
Sources of liquidity
In the second quarter of 2026, we achieved profitability from continuing operations for the first time since our strategic transformation into a healthcare company in 2020, marking a pivotal milestone in our evolution. Prior to this quarter, we have incurred significant losses since our inception, and had an accumulated deficit of $2.3 billion as of June 30, 2026. From inception through June 30, 2026, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, cash received through sales of businesses, and through product and service sales made directly to customers. As of June 30, 2026, we had cash and cash equivalents of $16.3 million and investments of $22.4 million. Cash in excess of immediate requirements is typically invested primarily in money market funds, certificates of deposit and U.S. government debt securities in order to maintain liquidity and preserve capital.

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
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(61,636)	$(35,302)
Investing activities	47,657	21,985
Financing activities	76	(2,445)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	5
Net decrease in cash, cash equivalents, and restricted cash	$(13,905)	$(15,757)
Cash flows from operating activities:
During the six months ended June 30, 2026, our net income was $12.1 million, which includes the following significant noncash expenses and benefits totaling $9.4 million: (i) $6.6 million of stock-based compensation expense, (ii) $2.2 million of depreciation and amortization expense, (iii) $0.7 million of accretion of debt discount, (iv) $0.5 million of shares issued as payment for services, partially offset by (v) $0.6 million of amortization of discounts on investments. In addition, changes in operating assets and liabilities used $83.2 million of cash for operating activities, driven primarily by increases in accounts receivable and inventory in connection with the commercial launch and ramp-up of Papzimeos sales. Our customer payment terms on sales of Papzimeos are 127 days, driving the significant increase in accounts receivables.
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
Cash flows from investing activities:
During the six months ended June 30, 2026, we received $48.3 million of cash from sales and maturities of investments, net of purchases, and purchased $0.7 million of property, plant and equipment, primarily related to our manufacturing facility.
During the six months ended June 30, 2025, we received $23.6 million of cash, from sales and maturities of investments, net of purchases, and purchased $1.6 million of property, plant and equipment, primarily related to the build-out of our manufacturing facility.

Cash flows from financing activities:
During the six months ended June 30, 2026, we received $1.6 million of cash from the exercise of stock options and paid $1.5 million to taxing authorities in connection with the vesting of performance stock units.
During the six months ended June 30, 2025, we paid $0.4 million in issuance costs related to a prior year equity issuance, $0.5 million related to the prior year preferred stock issuance cost, and $1.8 million to taxing authorities related to vesting of equity awards, and received $0.2 million from the exercise of stock options.
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
Our condensed consolidated financial statements as of June 30, 2026 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Based on current projections, management believes that its existing cash, cash equivalents and short and long-term investments, combined with anticipated collection of accounts receivables from the commercialization of Papzimeos (including future sales), will enable us to continue our operations for at least one year from the date of this filing. We are subject to all of the risks inherent in the development of new products (including manufacturing and commercialization of Papzimeos), and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
See the section entitled "Risk Factors" in our Annual Report for additional risks associated with our substantial capital requirements.
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of June 30, 2026 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$5,581	$1,538	$2,771	$1,272	$—
Purchase commitments	192	115	77	—	—
Cash interest payable on long term debt (*)	35,024	10,392	19,845	4,787	—
Long-term debt	100,000	—	37,500	62,500	—
Total	$140,797	$12,045	$60,193	$68,559	$—
(*) Interest is calculated using a static annual rate of 10.25%, although our long-term debt carries a variable interest rate (see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 9" appearing elsewhere in this Quarterly Report).
In addition to the obligations in the table above, as of June 30, 2026, we are party to license agreements with various third parties that contain future milestones and royalty payment obligations related to development milestones and/or commercial sales of products that incorporate or use their technologies. Because these agreements are generally subject to termination by us or are dependent on certain conditions precedent within our control, no amounts are included in the tables above. As of June 30, 2026, we also had research and development commitments with third parties totaling $5.4 million that had not yet been incurred.
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
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $38.7 million and $100.4 million as of June 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities, certificates of deposit, and corporate bonds. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our cash and cash equivalents and short-term and long-term investments may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
In addition to our investment portfolio, as of June 30, 2026, our long-term debt totaled $93.9 million and is subject to interest rate risk. Our long-term debt bears interest at a floating rate based upon the secured overnight financing rate ("SOFR"), plus a margin of 6.5% per annum. The SOFR is subject to a 3.75% floor. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the outstanding principal balance as of June 30, 2026, a hypothetical 100 basis point increase in the SOFR would result in an approximate $1.0 million increase in annual interest expense.
Item 4. Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
There has been no change in our internal control over financial reporting during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2026, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
Item 3. Defaults on Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2026, certain of our officers and directors amended or adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) as follows:

Name	Date of adoption/ modification	Nature of Trading Arrangement	First Eligible Date of Sale	Expected Termination	Aggregate Number of Securities
Helen Sabzevari Chief Executive Officer	Modification (June 30, 2026) (1)	Modification of existing Rule 10b5-1 trading arrangement for the sale of common stock to revise certain pricing terms applicable to future sales	September 28, 2026	December 31, 2026	477,260 (1)
(1) The trading arrangement was originally entered into on December 31, 2025 and subsequently modified (a) on March 31, 2026 to increase the aggregate securities subject to sales under the trading arrangement to 477,260, and (b) on June 30, 2026 to revise certain pricing terms applicable to future sales. As of the June 30, 2026 modification, the remaining number of securities subject to sale was 130,424.
The Rule 10b5-1 trading arrangements described above were adopted and pre-cleared in accordance with Precigen’s Insider Trading Policy and actual transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC. Other than as disclosed above, no other officer adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended June 30, 2026.

Item 6. Exhibits

Exhibit No.	Description

10.1	Amendment No. 3 to Precigen, Inc. 2023 Omnibus Incentive Plan.

10.2†	Form of Performance Stock Unit Agreement under the 2023 Omnibus Incentive Plan.

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

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity (Deficit) for the three and six months ended June 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).
†     Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is the type that the Company treats as private or confidential.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precigen, Inc.
(Registrant)

Date: August 4, 2026	By:	/s/ HARRY THOMASIAN JR.
Harry Thomasian Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)