Form 10-Q
period 2026-09-30
PRECIGEN, INC.
filed 2026-11-04
CIK 1356090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2026, 358,549,980 shares of common stock, no par value per share, were issued and outstanding.

PRECIGEN, INC.
FORM 10-Q

Precigen®, Papzimeos®, AdenoVerse®, UltraCAR-T®, RheoSwitch®, UltraVector®, RTS®, UltraPorator®, ActoBiotics®, Advancing Medicine With Precision®, RRP Awareness Day®, Giving Voice to Inspire Change®, and RheoSwitch Therapeutic System® are our and/or our affiliates' registered trademarks in the United States. GenVec™, Recurrent Respiratory Papillomatosis Awareness Giving Voice to Inspire Change™, RRP Awareness & Design™, RRP Awareness Day Giving Voice to Inspire Change™, Imwayka™, Inkalvo™, and Rygnar™ are our and/or our affiliates' common law trademarks in the United States. This Quarterly Report on Form 10-Q, or Quarterly Report, and the information incorporated herein by reference contain references to trademarks, service marks, and trade names owned by us or other companies. Solely for convenience, trademarks, service marks, and trade names referred to in this Quarterly Report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks, and trade names. We do not intend our use or display of other companies' trade names, service marks, or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, trade names, and service marks appearing in this Quarterly Report are the property of their respective owners. Unless the context requires otherwise, references in this Quarterly Report to "Precigen", "Company", "we", "us", and "our" refer to Precigen, Inc.

Special Note Regarding Forward-Looking Statements
This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report, including statements regarding our strategy; future events, including their outcome or timing; future operations; future financial position; future revenue; projected costs; prospects; plans; objectives of management; and expected market growth, are forward-looking statements. The words "aim", "anticipate", "assume", "believe", "continue", "could", "due", "estimate", "expect", "intend", "may", "objective", "plan", "positioned", "potential", "predict", "project", "seek", "should", "target", "will", "would", and the negatives of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements may relate to, among other things: (i) our commercialization plans in the United States, the European Union, and elsewhere for our first commercial product, Papzimeos (zopapogene imadenovec-drba, PRGN-2012); (ii) our strategy and overall approach to our business model; (iii) our ability to successfully enter new markets or develop additional product candidates, including the expected timing and results of investigational studies, preclinical and clinical trials, and regulatory approvals; (iv) our ability or the ability of third parties to consistently manufacture our product and product candidates on a timely basis; (v) actual or anticipated variations in our operating results; (vi) our cash position; (vii) market conditions in our industry; (viii) our expectations regarding the size of the patient populations amenable to treatment with our product and product candidates; (ix) the volatility of our stock price; (x) the ability to protect our intellectual property and other proprietary rights and technologies; (xi) outcomes of pending and future litigation; (xii) the rate and degree of market acceptance of products developed by us, and competition from existing technologies and products or new technologies and products that may emerge; (xiii) our ability to retain and recruit key personnel; (xiv) expectations related to the use of proceeds from public offerings and other financing efforts; (xv) estimates regarding expenses, future revenue, capital requirements, and needs for additional financing, and (xvi) expectations regarding our gross margins from sales of Papzimeos.
Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, and may also concern our expectations relating to our subsidiaries and other affiliates. We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements, including the important factors disclosed in this Quarterly Report, particularly in Part II, Item 1A, "Risk Factors." Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments that we may make.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$14,959	$30,234
Short-term investments	31,112	67,624
Receivables
Trade, less allowance for credit losses of $0 as of September 30, 2026 and December 31, 2025	96,486	3,916
Other	133	446
Inventory	22,915	9,581
Prepaid expenses and other	6,157	3,434
Total current assets	171,762	115,235
Long-term investments	4,909	2,511
Property, plant and equipment, net	13,295	13,758
Intangible assets, net	2,227	3,182
Goodwill	15,232	15,232
Right-of-use assets	4,043	4,679
Other assets	634	908
Total assets	$212,102	$155,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(Amounts in thousands, except share data)	September 30, 2026	December 31, 2025
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$7,056	$11,985
Accrued compensation and benefits	7,855	10,199
Other accrued liabilities	14,568	10,993
Indemnification accruals	—	2,476
Deferred revenue	174	517
Current portion of lease liabilities	1,135	1,136
Total current liabilities	30,788	37,306
Long-term debt	94,256	93,174
Lease liabilities, net of current portion	3,216	3,980
Other long-term liabilities	48	134
Total liabilities	128,308	134,594
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock, no par value, 700,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 358,540,309 shares and 353,910,926 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital	2,377,321	2,362,252
Accumulated deficit	(2,293,440)	(2,341,348)
Accumulated other comprehensive (loss) income	(87)	7
Total shareholders' equity	83,794	20,911
Total liabilities and shareholders' equity	$212,102	$155,505
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Amounts in thousands, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Product revenues, net	$72,959	$162	$148,049	$406
Service revenues	1,189	942	4,329	2,895
Collaboration and licensing revenues	—	1,818	—	1,818
Total revenues	74,148	2,922	152,378	5,119
Operating Expenses
Cost of products and services	6,508	1,035	11,872	3,227
Research and development	6,631	12,377	19,551	34,343
Selling, general and administrative	22,359	23,991	65,657	52,483
Impairment of goodwill	—	—	—	3,907
Total operating expenses	35,498	37,403	97,080	93,960
Operating income (loss)	38,650	(34,481)	55,298	(88,841)
Other Income (Expense), Net
Change in fair value of warrant liabilities	—	(111,502)	—	(139,523)
Interest expense	(2,996)	(902)	(8,857)	(903)
Interest income	323	534	1,372	2,148
Other income (expense), net	(11)	7	295	(17)
Total other expense, net	(2,684)	(111,863)	(7,190)	(138,295)
Income (loss) before income taxes	35,966	(146,344)	48,108	(227,136)
Income tax expense	(200)	—	(200)	(3)
Net Income (loss)	$35,766	$(146,344)	$47,908	$(227,139)
Deemed dividend on preferred stock	—	(179,000)	—	(179,000)
Net income (loss) attributable to common shareholders	$35,766	$(325,344)	$47,908	$(406,139)
Net income (loss) per share attributable to common shareholders
Net income (loss) per share - basic, attributable to common shareholders	$0.10	$(1.06)	$0.13	$(1.36)
Net income (loss) per share - diluted, attributable to common shareholders	$0.08	$(1.06)	$0.12	$(1.36)
Weighted average shares outstanding - basic	358,249,260	307,170,490	356,492,444	299,210,344
Weighted average shares outstanding - diluted	421,162,494	307,170,490	415,432,302	299,210,344
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Net income (loss)	$35,766	$(146,344)	$47,908	$(227,139)
Other comprehensive (loss):
Unrealized gain (loss) on investments	(58)	13	(94)	12
Comprehensive income (loss)	$35,708	$(146,331)	$47,814	$(227,127)
Deemed dividend on preferred stock	—	(179,000)	—	(179,000)
Comprehensive income (loss) attributable to common shareholders	$35,708	$(325,331)	$47,814	$(406,127)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity
(Unaudited)

	Shareholders' Equity
(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at June 30, 2026	358,008,798	$—	$2,372,811	$(29)	$(2,329,206)	$43,576
Stock-based compensation	—	—	3,777	—	—	3,777
Shares issued upon vesting of restricted stock units, performance stock units and for exercises of stock options	560,811	—	944	—	—	944
Repurchase of shares to satisfy tax withholding	(29,300)	—	(211)	—	—	(211)
Net income	—	—	—	—	35,766	35,766
Other comprehensive loss	—	—	—	(58)	—	(58)
Balances at September 30, 2026	358,540,309	$—	$2,377,321	$(87)	$(2,293,440)	$83,794

	Mezzanine Equity		Shareholders' Equity (Deficit)
(Amounts in thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at June 30, 2025	79,000	$30,883	297,846,160	$—	$2,134,711	$11	$(2,171,501)	$(36,779)
Stock-based compensation	—	—	—	—	4,499	—	—	4,499
Shares issued upon vesting of restricted stock units and for exercises of stock options	—	—	1,026,985	—	840	—	—	840
Vested Performance stock units paid in cash					(1,304)			$(1,304)
Net loss	—	—	—	—	—	—	(146,344)	(146,344)
Preferred stock deemed dividend upon conversion	—	179,000	—	—	(179,000)	—	—	$(179,000)
Preferred stock conversion to common stock	(79,000)	(209,883)	54,937,411	—	209,883	—	—	$209,883
Warrant liability reclassified to permanent equity	—	—	—	—	190,060	—	—	$190,060
Other comprehensive income	—	—	—	—	—	13	—	13
Balances at September 30, 2025	—	$—	353,810,556	$—	$2,359,689	$24	$(2,317,845)	$41,868
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity
(Unaudited)

	Shareholders' Equity
(Amounts in thousands, except share data)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2025	353,910,926	$—	$2,362,252	$7	$(2,341,348)	$20,911
Stock-based compensation	—	—	10,363	—	—	10,363
Shares issued upon vesting of restricted stock units, performance stock units and for exercises of stock options	3,858,829	—	2,515	—	—	2,515
Shares issued for accrued compensation	1,030,851	—	3,371	—	—	3,371
Shares issued as payment for services	149,997	—	526	—	—	526
Repurchase of shares to satisfy tax withholding	(410,294)	—	(1,706)	—	—	(1,706)
Net Income	—	—	—	—	47,908	47,908
Other comprehensive loss	—	—	—	(94)	—	(94)
Balances at September 30, 2026	358,540,309	$—	$2,377,321	$(87)	$(2,293,440)	$83,794

	Mezzanine Equity		Shareholders' Equity
(Amounts in thousands, except share data)	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2024	79,000	$28,218	292,869,097	$—	$2,129,207	$12	$(2,090,706)	$38,513
Stock-based compensation	—	—	—	—	8,814	—	—	8,814
Shares issued upon vesting of restricted stock units, performance stock units and for exercises of stock options	—	—	3,409,769	—	1,063	—	—	1,063
Shares issued for accrued compensation	—	—	3,566,563	—	4,880	—	—	4,880
Shares issued as payment for services	—	—	302,582	—	527	—	—	527
Repurchase of shares to satisfy tax withholding	—	—	(1,274,866)	—	(1,776)	—	—	(1,776)
Vested Performance stock units paid in cash	—	—	—	—	(1,304)	—	—	(1,304)
Net loss	—	—	—	—	—	—	(227,139)	(227,139)
Preferred stock deemed dividend upon conversion	—	179,000	—	—	(179,000)	—	—	(179,000)
Preferred stock conversion to common stock	(79,000)	(209,883)	54,937,411	—	209,883	—	—	209,883
Warrant liability reclassified to permanent equity	—	—	—	—	190,060	—	—	190,060
Accrual of PIK dividends on preferred stock		2,665	—	—	(2,665)	—	—	(2,665)
Other comprehensive income	—	—	—	—	—	12	—	12
Balances at September 30, 2025	—	$—	353,810,556	$—	$2,359,689	$24	$(2,317,845)	$41,868
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2026	2025
Cash flows from operating activities
Net income (loss)	$47,908	$(227,139)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,311	2,062
Loss on disposals of assets, net	—	14
Impairment of goodwill	—	3,907
Change in fair value of warrant liabilities	—	139,523
Amortization of discounts on investments, net	(748)	(1,492)
Stock-based compensation expense	10,363	8,703
Shares issued as payment for services	526	527
Accretion of debt discount and amortization of deferred financing costs	1,082	72
Other noncash items	(2)	—
Changes in operating assets and liabilities:
Receivables:
Trade	(92,570)	346
Other	313	(283)
Inventory	(13,334)	(2,948)
Prepaid expenses	(2,723)	(962)
Other assets	274	(382)
Accounts payable	(5,561)	2,232
Accrued compensation and benefits	1,026	6,629
Other accrued liabilities	3,416	6,610
Deferred revenue	(343)	(1,948)
Lease liabilities	(129)	(5)
Indemnification accruals	(2,476)	—
Other long-term liabilities	(86)	163
Net cash used in operating activities	(49,753)	(64,371)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2026	2025
Cash flows from investing activities
Purchases of investments	$(150,042)	$(184,146)
Sales and maturities of investments	184,810	144,722
Purchases of property, plant and equipment	(1,085)	(1,977)
Net cash provided by (used in) investing activities	33,683	(41,401)
Cash flows from financing activities
Payment of issuance cost related to 2024 public offering of shares	—	(355)
Proceeds from long-term debt, net of issuance costs	—	93,472
Payments to taxing authorities in connection with shares directly withheld from employees	(1,706)	(1,776)
Proceeds from stock option exercises	2,515	1,062
Cash payment for performance stock units	—	(1,304)
Payment of issuance costs related to Series A Preferred Stock	—	(537)
Net cash provided by financing activities	809	90,562
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(14)	15
Net decrease in cash, cash equivalents, and restricted cash	(15,275)	(15,195)
Cash, cash equivalents, and restricted cash
Beginning of period	30,234	29,517
End of period	$14,959	$14,322
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,775	$830
Cash paid during the period for income taxes	—	3
Significant noncash activities
Accrued compensation paid in equity	$3,371	$3,578
Purchases of property and equipment included in accounts payable and other accrued liabilities	1,022	468
Settlement of warrants to equity	—	190,060
Conversion of preferred stock to common stock	—	209,883
Issuance costs included in accounts payable and other accrued liabilities	—	654
The accompanying notes are an integral part of these condensed consolidated financial statements.

Precigen, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(Amounts in thousands, except share and per share data)
1. Organization
Precigen, Inc. ("Precigen"), a Virginia corporation, is a commercial-stage biopharmaceutical company specializing in the advancement of innovative precision medicines to improve the lives of patients. Precigen is leveraging its proprietary technology platforms to develop product candidates designed to target urgent and intractable diseases in Precigen's core therapeutic areas of immuno-oncology, autoimmune disorders, and infectious diseases. Precigen’s primary operations are located in the state of Maryland. In August 2025, Precigen announced that Papzimeos (zopapogene imadenovec-drba, PRGN-2012), an AdenoVerse immunotherapy, had received full approval by the U.S. Food and Drug Administration ("FDA") for the treatment of adults with recurrent respiratory papillomatosis ("RRP"), and a confirmatory clinical trial is not required. Papzimeos is the first immunotherapy approved for the treatment of RRP. Zopapogene imadenovec-drba has also received Orphan Drug designation from the European Commission. The FDA approval of Papzimeos transitioned Precigen from a development-stage to a commercial-stage company.
Precigen also has one wholly owned operating subsidiary, Exemplar Genetics, LLC ("Exemplar"). Exemplar is committed to enabling the study of life-threatening human diseases through the development of MiniSwine Yucatan miniature pig research models and services. Exemplar's primary operations are located in the State of Iowa.
Precigen's other historical operating subsidiary, Precigen ActoBio, Inc. ("ActoBio") ceased operations during 2024. ActoBio utilized a proprietary class of microbe-based biopharmaceuticals that enable expression and local delivery of disease-modifying therapeutics, with its primary operations having been located in Ghent, Belgium. As part of a continuing effort to strategically prioritize the application of resources to particular development efforts, in 2024, the Company shut down ActoBio's operations. This included terminating leases and employment contracts, and the disposition of certain of its assets and obligations with a focus on the preservation of ActoBio's intellectual property.
Precigen and its consolidated subsidiaries are hereinafter referred to as the "Company." As discussed in Note 15, the Company operates as one segment.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and are presented in United States dollars. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for fair statement of the Company's financial position as of September 30, 2026 and results of operations and cash flows for the interim periods ended September 30, 2026 and 2025. The year-end condensed consolidated balance sheet data was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP. These interim financial results are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period. The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
The accompanying condensed consolidated financial statements reflect the operations of Precigen and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Liquidity
As of September 30, 2026, the Company had $50,980 in cash, cash equivalents and investments. In addition, the Company has on its condensed consolidated balance sheet a carrying value of $94,256 of long-term debt ($100,000 outstanding principal balance) as of September 30, 2026 (see Note 9). Management believes that existing liquid assets as of September 30, 2026, as well as proceeds from sales of Papzimeos, will allow the Company to continue its operations for at least a year from the issuance date of these condensed consolidated financial statements. The Company is subject to a number of risks similar to those of other companies launching their first commercial product as well as conducting high-risk, early-stage research and development of therapeutic product candidates. Additionally, the accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Although the Company has recently generated income and positive cash flow from operations, its long-term transition to sustained profitability and positive cash flow will depend on the continued successful commercialization of Papzimeos and the potential commercialization of other product candidates to achieve sufficient revenues to support the Company's cost structure. While the Company achieved profitability beginning in the second quarter of 2026 and achieved positive cash flow from operations for the third quarter of 2026, the Company may decide, or be required, to raise additional capital. This additional capital could be raised through a combination of non-dilutive financings including debt and/or royalty financings, collaborations, strategic alliances, government, or other third-party funding, monetization of core and non-core assets, marketing, distribution or licensing arrangements, and/or dilutive financings including equity and/or debt financings which may include an equity component. Also, any collaborations, strategic alliances, monetization of assets or marketing, distribution or licensing arrangement may require the Company to give up some or all of its rights to a product or technology, which in some cases may be at less than the full potential value of such rights.
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
Product revenue - Papzimeos
In 2025, the Company received FDA approval for Papzimeos and initiated commercial sales during the fourth quarter of 2025. Papzimeos product revenues represent the consideration that the Company expects to receive from the sale of Papzimeos to customers, net of variable consideration. The Company entered into a limited number of arrangements with specialty distributors in the United States to distribute Papzimeos to certain medical centers or hospitals and specialty pharmacy providers. The Company recognizes revenue on product sales when the performance obligation to provide units of Papzimeos is satisfied, which occurs upon delivery to the site of care or specialty pharmacy. In addition to distribution agreements with customers, the Company enters into arrangements with health care providers and payers that obligate the Company to have government-mandated and/or privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products. Product revenue is recorded at the wholesale acquisition cost that the Company charges its customers less amounts the Company is required to remit back to customers, including chargebacks, trade discounts and allowances, product returns, government and payer rebates, and patient assistance. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product sales and earnings in the period of the adjustment. Payment terms for Papzimeos generally require customers to remit payment 127 days from the date of sale. Shipping and handling costs on outgoing shipments to customers are recorded as incurred as a component of selling, general and administrative expenses.
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
Research and Development
The Company considers that regulatory requirements inherent in the research and development of new products preclude it from capitalizing such costs. Research and development expenses include salaries and related costs of research and development personnel, including stock-based compensation expense, costs to acquire or reacquire technology rights, contract research organizations and consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation, amortization, and other indirect overhead expenses. The Company has research and development arrangements with third parties that include upfront and milestone payments. As of September 30, 2026 and December 31, 2025, the Company had research and development commitments with third parties that had not yet been incurred totaling $5,282 and $6,220, respectively. The commitments are generally cancellable by the Company by providing written notice at least sixty days before the desired termination date.
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
Investments
As of September 30, 2026 and December 31, 2025 short-term and long-term investments include United States government debt securities, certificates of deposit and corporate bonds. The Company determines the appropriate classification as short-term or long-term at the time of purchase based on original maturities and management's reasonable expectation of sales and redemption. The Company reevaluates such classification at each balance sheet date.
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
The Company began capitalizing inventory in the third quarter of 2025 upon the receipt of the regulatory approval of Papzimeos. Prior to that point, all related costs were expensed as incurred and classified as research and development expenses. Inventories include the cost of materials, internal labor costs, third-party contract manufacturing and packaging services, and overhead associated with manufacturing. Inventory is stated at the lower of cost or net realizable value, and is determined using the first-in, first-out method.

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
Papzimeos inventory used for clinical development purposes is expensed to research and development expense when consumed.
Net Income (Loss) per Share
Basic net income (loss) per share attributable to common shareholders is calculated by dividing net income (loss) attributable to common shareholders by the weighted-average shares outstanding during the period. Diluted net income (loss) per share attributable to common shareholders reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net income (loss) per share attributable to common shareholders is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, using the treasury-stock method. For purposes of the diluted net income (loss) per share attributable to common shareholders calculation, shares to be issued pursuant to stock options, restricted stock units ("RSUs"), performance stock units ("PSUs") and warrants (see Notes 11 and 12) are considered to be common stock equivalents.
For the three and nine months ended September 30, 2026, dilutive common stock equivalents have been included in the calculation of diluted net income per share to the extent their effect was dilutive. For the three and nine months ended September 30, 2025, the Company incurred a net loss and therefore all common stock equivalents were excluded from the calculation of diluted net loss per share attributable to common shareholders as their effect would have been anti-dilutive; accordingly, basic and diluted net loss per share were the same for those periods.
As a result of the Company's net income during the three and nine months ended September 30, 2026, the following weighted-average securities were included in the computation of diluted net income per share using the treasury-stock method:

	Three months ended September 30,	Nine months ended September 30,
	2026	2026
Options	14,788,206	12,695,917
RSUs and PSUs	1,480,160	1,843,761
Warrants	46,644,868	44,400,180
Total	62,913,234	58,939,858
For the three and nine months ended September 30, 2026, approximately 9.7 million and 9.3 million of stock options, respectively, were excluded from diluted net income per share attributable to common shareholders because their effect would have been anti-dilutive. In addition, for the three and nine months ended September 30, 2026, approximately 0.7 million and 0.4 million of PSUs were excluded from diluted net income per share attributable to common shareholders because the underlying shares were contingently issuable and the applicable performance conditions had not been satisfied as of September 30, 2026.
For the three and nine months ended September 30, 2025, the Company reported a net loss. Accordingly, all potentially dilutive securities outstanding as of September 30, 2025 were excluded from diluted net loss per share attributable to common shareholders because their effect would have been anti-dilutive, and consisted of:

September 30,
2025
Options	28,252,048
RSUs and PSUs	3,372,426
Warrants	52,666,669
Total	84,291,143

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
3. Product and Service Revenues
Product Revenues
Product revenues, net as recorded in the condensed consolidated statements of operations represent:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Papzimeos	$72,941	$—	$147,602	$—
Exemplar	18	162	447	406
Product revenues, net	$72,959	$162	$148,049	$406
Service Revenues
For the three months ended September 30, 2026 and 2025, the Company recorded $1,189 and $942, respectively, of service revenues. For the nine months ended September 30, 2026 and 2025, the Company recorded $4,329 and $2,895, respectively, of service revenues. All services revenues were generated by the Company's Exemplar subsidiary.

The Company distributes Papzimeos through a large, commercial pharmaceutical wholesaler who maintains an investment-grade credit rating, and all of Papzimeos product revenue is sold through that wholesaler. Accounts receivable from that wholesaler represented approximately 99% and 89% of the accounts receivable balance on the condensed consolidated balance sheet at September 30, 2026 and December 31, 2025, respectively. For the three and nine months ended September 30, 2025, one and three customers accounted for 62.2% and 58.1% of total condensed consolidated revenues, respectively.
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
For the three and nine months ended September 30, 2026, $499 and $943, respectively, of total revenues was attributable to sales from Exemplar to customers in foreign countries, with the remainder generated in the United States. All revenues in 2025 were generated within the United States.
Deferred Revenue
Deferred revenue consists entirely of deferred product and service revenues related to Exemplar and represents consideration received in advance of the performance of remaining obligations under the agreements.
4. Investments
The Company's investments are classified as available-for-sale. The following table summarizes the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale investments as of September 30, 2026:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. government debt securities	$33,010	$8	$(93)	$32,925
Certificates of deposit	3,098	1	(3)	3,096
Total	$36,108	$9	$(96)	$36,021

The estimated fair value of available-for-sale investments classified by their contractual maturities as of September 30, 2026 was:

Due within one year	$31,112
After one year through two years	4,909
Total	$36,021
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
In addition, as of September 30, 2026 and December 31, 2025, the Company held U.S. government debt securities valued at $6,447 and $19,083, respectively, which were included in cash and cash equivalents in the condensed consolidated balance sheet as these investments had an original maturity of less than three months when purchased.
Changes in market interest rates and bond yields cause certain investments to fall below their cost basis, resulting in unrealized losses on investments.
5. Fair Value Measurements
The carrying amount of cash and cash equivalents, receivables, accounts payable, accrued compensation and benefits, and other accrued liabilities approximate fair value due to the short maturity of these instruments.
The following table presents the placement in the fair value hierarchy of financial assets that are measured at fair value on a recurring basis as of September 30, 2026:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2026
Assets
U.S. government debt securities	$—	$32,925	$—	$32,925
Certificates of deposit	—	3,096	—	3,096
Total	$—	$36,021	$—	$36,021

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
Also see Note 11 regarding Warrant liabilities and the change in fair value of warrant liabilities recorded on the condensed consolidated statement of operations for the three and nine months ended September 30, 2025. Refer to Note 11 regarding the recording of Preferred stock PIK dividends for the three and nine months ended September 30, 2025.
6. Inventory
The components of inventory are as follows:

	September 30, 2026	December 31, 2025
Raw materials	$524	$144
Work in process	21,501	9,265
Finished goods	890	172
Total inventory	$22,915	$9,581
The shelf life of our inventory is twenty-four months from the date the drug product is manufactured. As of September 30, 2026 and December 31, 2025, the Company has not recorded a reserve for excess or obsolete inventory.
7. Property, Plant and Equipment, Net
Property, plant and equipment consist of the following:

	September 30, 2026	December 31, 2025
Land and land improvements	$164	$164
Buildings and building improvements	2,629	2,629
Furniture and fixtures	733	650
Equipment	20,087	19,444
Leasehold improvements	11,958	11,934
Breeding stock	70	74
Computer hardware and software	2,478	2,408
Construction and other assets in progress	1,351	278
	39,470	37,581
Less: Accumulated depreciation and amortization	(26,175)	(23,823)
Property, plant and equipment, net	$13,295	$13,758

Depreciation expense was $793 and $485 for the three months ended September 30, 2026 and 2025, respectively, and $2,356 and $1,107 for the nine months ended September 30, 2026 and 2025, respectively.
8. Goodwill and Intangible Assets, Net
The carrying amount of goodwill was $15,232 as of September 30, 2026 and December 31, 2025.
The Company had $36,189 of cumulative impairment losses as of September 30, 2026 and December 31, 2025.
Intangible assets consist of the following as of September 30, 2026:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$15,912	$(13,685)	$2,227
Intangible assets consist of the following as of December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Net
Patents, developed technologies and know-how	$15,912	$(12,730)	$3,182
Amortization expense was $318 for both the three months ended September 30, 2026 and 2025, and $955 for both the nine months ended September 30, 2026 and 2025.
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
The Loan Agreement provides for a 5-year senior secured term loan facility of up to $125.0 million, composed of two committed tranches: (i) an initial tranche in an aggregate principal amount of $100 million, which was funded in September 2025; and (ii) a delayed draw tranche in an aggregate principal amount of $25.0 million, which is available, subject to certain conditions, until June 29, 2027 (such tranches, collectively, the “Term Loans”). The Term Loans mature in September 2030. Beginning on December 31, 2028, the Term Loans require eight equal quarterly principal payments of $12.5 million (adjusted for any borrowings under the second tranche, if any) plus interest until maturity, and all remaining outstanding amounts, if any, become due and payable on September 3, 2030. Interest rates for borrowings under the Loan Agreement are determined by a secured overnight financing rate ("SOFR") plus a margin. The interest rate for the Term Loans is based upon the sum of (a) the applicable margin (6.50%), and (b) the 3-month forward-looking term rate based on SOFR, subject to a floor of 3.75%. Interest is payable quarterly in arrears. The effective interest rate of the Term Loan, including amortization of debt issuance costs was 12.5% for the nine months ended September 30, 2026.
The Company’s obligations under the Loan Agreement are secured by substantially all of its assets in the United States, including intellectual property, and are guaranteed by certain of its subsidiaries, each of which has pledged substantially all of its assets to secure such guarantee.
The following table reflects the Company's long-term debt as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025
Outstanding principal balance	$100,000	$100,000
Unamortized debt discount and issuance costs	(5,744)	(6,826)
Carrying value	$94,256	$93,174
The Company incurred $7,182 of debt discount and debt issuance costs in 2025 for the Term Loans, which were capitalized and deferred when incurred and are being amortized over the term of the Term Loans. Interest expense in relation to the Term Loans, including the amortization of debt discount and debt issuance costs is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest expense paid in cash	$2,620	$830	$7,775	$830
Noncash interest expense	376	72	1,082	72
Total interest expense	$2,996	$902	$8,857	$902
The Company determined that all of the embedded features identified in the Loan Agreement were either clearly and closely related to the debt host and did not require bifurcation as a derivative liability, or the fair value of the bifurcated features was immaterial to the Company’s condensed consolidated financial statements.
The Term Loans contain customary affirmative and restrictive covenants and representations and warranties including, without limitation, (i) information delivery requirements, (ii) obligations to maintain insurance, (iii) preservation of intellectual property and regulatory approvals, and (iv) compliance with applicable laws. Additionally, there are certain restrictive covenants, including, without limitation, (i) limitations on the incurrence of additional indebtedness, (ii) limitations on the incurrence of liens, (iii) restrictions on the payment of dividends and other restricted payments, (iv) restrictions on investments, (v) restrictions on asset transfers, (vi) restrictions on mergers and similar transactions, (vii) restrictions on amendments to organizational documents and material contracts, in each case subject to specified exceptions, (viii) minimum net sales and (ix) minimum liquidity. The Loan Agreement also contains customary representations and warranties, including, without limitation, with respect to (i) organization, authority and enforceability, (ii) financial condition, (iii) compliance with laws, (iv) intellectual property and regulatory matters, and (v) the absence of a material adverse change. The Term Loans may be voluntarily prepaid in whole (but not in part) and must be prepaid upon change in control, and are subject to make-whole, prepayment premium and exit fee provisions. Proceeds of the Term Loans were used to fund the Company’s commercial launch of Papzimeos as well as other general corporate and working capital requirements. The Term Loans include customary events of default, which may require the Company to pay an additional 3% interest on the outstanding loans under the Term Loan facility. As of September 30, 2026, the Company was in compliance with its debt covenants under the Loan Agreement.
10. Income Taxes
The Company computes its year-to-date tax expense or benefit by applying the annual effective tax rate to year-to-date pretax income or loss and adjusts for discrete items recorded in the period. The annual effective tax rate is the ratio of estimated annual income tax expense related to estimated pretax income or loss, excluding significant unusual or infrequently occurring items. The annual effective tax rate is revised, if necessary, at the end of each interim period based on the Company’s most current best estimate. There was $200 in income tax expense for the three and nine months ended September 30, 2026, and $0 and $3 in income tax expense for the three and nine months ended September 30, 2025, respectively. The effective tax rate differs from the U.S. statutory tax rate, primarily as a result of the change in valuation allowance required.
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
Preferred Stock and Warrants
In December 2024, the Company issued 79,000 shares of the Series A Preferred Stock with an initial liquidation preference and stated value of $1,000 per share, together with warrants to purchase 52,666,669 shares of common stock at an exercise price of $0.75 per share with a term of 10 years, for gross proceeds of $79,000 and net proceeds of $78,463. The Series A Preferred Stock bore a dividend rate of 8%, which was to be paid in kind ("PIK") for the first two years that the instrument was outstanding, along with associated PIK Warrants (as defined below).
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
The change in fair value of warrant liabilities included on the condensed consolidated statement of operations for the three and nine months ended September 30, 2025 was the result of the remeasurement of the Warrant liabilities at the fair value immediately prior to the conversion date, utilizing Level 3 inputs.

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
The Series A Preferred Stock was initially measured at the amount of total proceeds less offering costs and proceeds allocated to the warrants. In accordance with the Articles of Amendment to the Company's amended and restated articles of incorporation, on each PIK dividend payment date, the stated value of the Series A Preferred Stock shall automatically be increased by the accumulated PIK dividend amount. Additionally, during the six months ended June 30, 2025, the Company recorded an increase of $2,665, to the Series A Preferred Stock, which represented the fair value of the ratable portion of accumulated PIK dividends that would have increased the stated value of the Series A Preferred stock upon subsequent PIK dividend payment dates. Due to the absence of retained earnings, these adjustments to record the value of the PIK dividends were recorded as a reduction to additional paid-in capital.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Inventoriable costs	$221	$5	$709	$23
Research and development	417	1,417	1,269	2,438
Selling, general and administrative	3,139	2,966	8,385	6,242
Total	$3,777	$4,388	$10,363	$8,703
Precigen Equity Incentive Plans
In August 2013, Precigen adopted the 2013 Omnibus Incentive Plan, as amended (the "2013 Plan"), for employees and nonemployees which provided for grants of share-based awards, including stock options, RSUs, shares of common stock and other awards, to employees, officers, consultants, advisors, and nonemployee directors. Upon the effectiveness of the Company's 2023 Omnibus Incentive Plan, as amended (the "2023 Plan") in June 2023, no new awards may be granted under the 2013 Plan and any awards granted under the 2013 Plan prior to the effectiveness of the 2023 Plan will remain outstanding under such plan and will continue to vest and/or become exercisable in accordance with their original terms and conditions. As of September 30, 2026, there were 13,554,637 stock options and no PSUs or RSUs outstanding under the 2013 Plan.
In April 2023, Precigen adopted the 2023 Plan, which became effective upon shareholder approval in June 2023. The 2023 Plan permits the grant of share-based awards, including stock options, restricted stock awards, RSUs, PSUs and other awards, to officers, employees and non-employees. The 2023 Plan initially authorized for issuance pursuant to awards under the 2023 Plan an aggregate of 16,418,737 shares, which included shares remaining available for issuance under the 2013 Plan as of the adoption date of the 2023 Plan. In July of 2024, June of 2025 and June of 2026 amendments to the 2023 Plan were approved by the Company's shareholders to increase the number of shares of common stock that may be issued thereunder by 2,000,000 shares, 11,500,000 shares and 7,000,000 shares, respectively. As of September 30, 2026, there were, in the aggregate, 36,918,737 shares authorized for issuance under the 2023 Plan, of which 13,402,693 stock options, 656,000 PSUs and 2,227,380 RSUs were outstanding and 11,071,039 shares were available for future grants.
In April 2019, Precigen adopted the 2019 Incentive Plan for Non-Employee Service Providers, as amended (the "2019 Plan"), which became effective upon shareholder approval in June 2019. The 2019 Plan permits the grant of share-based awards, including stock options, restricted stock awards, and RSUs, to non-employee service providers, including board members. The
2019 Plan initially authorized for issuance pursuant to awards under the 2019 Plan an aggregate of 5,000,000 shares. In June
2022 and June 2025, amendments to the 2019 Plan were approved by the Company’s shareholders to increase the number of shares of common stock that may be issued thereunder by 7,000,000 shares and 1,100,000 shares, respectively. As of September 30, 2026, there were 13,100,000 shares authorized for issuance under the 2019 Plan, of which 4,646,539 stock options and 320,509 RSUs were outstanding and 1,152,928 shares were available for future grants.
Stock option activity was as follows for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2025	28,153,192	$4.32	6.74
Granted	5,311,208	4.20
Exercised	(1,263,512)	2.01
Forfeited	(242,630)	2.36
Expired	(354,389)	20.10
Balances at September 30, 2026	31,603,869	4.23	6.44
Exercisable at September 30, 2026	22,229,082	$4.81	5.53
The following table summarizes additional information about stock options outstanding as of September 30, 2026:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.67	—	$2.50	19,089,011	$1.46	6.84	$135,578	14,532,249	$1.49	6.62	$102,752
$2.51	—	$3.50	124,656	$3.17	4.78	672	123,656	$3.17	4.75	667
$3.51	—	$5.00	5,247,065	$4.12	9.20	23,315	755,440	$4.08	7.07	3,384
$5.01	—	$6.50	1,990,000	$5.78	3.87	5,532	1,779,700	$5.82	3.16	4,868
$6.51	—	$10.00	1,317,156	$8.00	4.36	752	1,202,056	$8.10	3.82	564
$10.01	—	$30.89	3,835,981	$16.11	2.72	—	3,835,981	$16.11	2.72	—
			31,603,869	$4.23	6.44	$165,849	22,229,082	$4.81	5.53	$112,235
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
The 2026 PSU awards had a grant-date fair value of $4.11 per share. As the Company concluded that achievement of the fiscal 2026 revenue performance condition at target was probable as of September 30, 2026, compensation expense related to these awards began being recognized during the second quarter of 2026.
RSU and PSU activity was as follows:

	Number of RSUs and PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Balances at December 31, 2025	3,367,051	$1.45	0.70
Granted	3,519,235	3.81
Vested	(3,634,081)	1.99
Forfeited	(48,316)	2.54
Balances at September 30, 2026	3,203,889	$3.41	1.47
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
The components of lease costs were as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease costs	$402	$423	$1,221	$1,254
Short-term lease costs	1	9	4	27
Variable lease costs	94	105	275	285
Lease costs	$497	$537	$1,500	$1,566

As of September 30, 2026, maturities of lease liabilities, excluding short-term and variable leases, for continuing operations were as follows:

2026	$324
2027	1,666
2028	1,402
2029	1,341
2030	600
Thereafter	—
Total	5,333
Present value adjustment	(982)
Total	$4,351
Current portion of operating lease liabilities	$1,135
Long-term portion of operating lease liabilities	3,216
Total	$4,351
Other information related to operating leases in continuing operations was as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (years)	3.32	4.05
Weighted average discount rate	11.39%	11.47%

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid for operating lease liabilities	$1,251	$1,259
Operating lease right-of-use assets obtained in exchange for new lease liabilities (includes new leases or modifications of existing leases)	160	615

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
In connection with the sale of Trans Ova, the Company was required to indemnify Spring Bidco LLC (the "Buyer") for certain expenses incurred post close (related to covenants and certain additional specified liabilities including certain patent infringement lawsuits), if incurred, in amounts not to exceed $5,750. Such indemnification was recorded as a reduction of the gain on divestiture in the third quarter of 2022. As of December 31, 2025, indemnification accruals of $2,476 were included in the condensed consolidated balance sheet related to this liability. During 2025, the Company was notified by the Buyer that the underlying claim related to the Company's indemnification had been settled and the Company was required to further pay the buyer approximately $2,000, in addition to associated legal fees. The final payments were made in 2026 and the Buyer formally notified the Company that the indemnification obligation was satisfied in full. Upon that notification, the Company released the remaining liability of $291 in the first quarter of 2026 and recorded that amount in other income (expense), net on the condensed consolidated statement of operations.
In the course of its business, the Company is involved in litigation or legal matters, including governmental investigations. Such matters may result in adverse judgments, unfavorable settlements, or concessions by the Company, or adverse regulatory action, any of which could harm the Company’s business or operations. Moreover, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2026, the Company does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
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
The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies as described in Note 2. As of September 30, 2026, all of the Company's long-lived assets were held in the United States. Expenditures for the addition of long-lived assets are reported on the condensed consolidated statements of cash flows as purchases of property and equipment.
Total segment net income (loss), which equals consolidated net income (loss) per the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from external customers/Total segment revenues	$74,148	$2,922	$152,378	$5,119
Less:
Salaries, benefits and other payroll expenses, including severance costs	(13,329)	(17,575)	(37,926)	(36,482)
Rent and utilities	(963)	(983)	(3,167)	(2,788)
Change in fair value of warrant liabilities	—	(111,502)	—	(139,523)
Impairment of goodwill	—	—	—	(3,907)
Other segment expenses, net of capitalized inventory costs	(24,090)	(19,206)	(63,377)	(49,558)
Net income (loss)	$35,766	$(146,344)	$47,908	$(227,139)
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
Our commercial product, Papzimeos (zopapogene imadenovec-drba, PRGN-2012), is the first U.S. Food and Drug Administration (“FDA”) approved therapy for the treatment of adults with recurrent respiratory papillomatosis (“RRP”). RRP is a rare, debilitating, and potentially life-threatening disease caused by chronic human papillomavirus (HPV) 6 or HPV 11 infection, which results in recurrent benign tumors in the respiratory tract. Papzimeos is a non-replicating adenoviral vector-based immunotherapy designed to express a fusion antigen comprising selected regions of HPV types 6 and 11 proteins. Papzimeos is designed to generate an immune response directed against HPV 6 and HPV 11 proteins in patients with RRP.
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
Precigen
We are developing therapies built on our AdenoVerse immunotherapy platform and our UltraCAR-T therapeutics platform. Our AdenoVerse immunotherapy platform utilizes a library of proprietary adenovectors for the efficient gene delivery of therapeutic effectors, immunomodulators, and vaccine antigens. We have established proprietary manufacturing cell lines and production methodologies from our AdenoVerse immunotherapy platform, which we believe are scalable for commercial supply. We believe that our proprietary gorilla adenovectors, part of the AdenoVerse technology, have superior performance characteristics as compared to current competition, including standard human adenovirus serotype 5, rare human adenovirus types and other non-human primate adenovirus types. In September 2026, the FDA granted platform technology designation to our AdenoVerse immunotherapeutic platform. The FDA platform technology designation creates a pathway to leverage existing data to potentially accelerate development of future AdenoVerse programs by utilizing existing manufacturing and preclinical knowledge to support future marketing applications and reduce duplication of development work. The platform technology designation provides opportunities for early FDA engagement, the ability to receive timely advice by having additional engagement with the FDA during development, and consideration of prior FDA manufacturing inspections for future applications.
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
Papzimeos is a non-replicating adenoviral vector-based immunotherapy designed to express a fusion antigen comprising selected regions of HPV types 6 and 11 proteins. Papzimeos is delivered via four subcutaneous injections over a 12-week interval. Papzimeos approval is supported by safety and efficacy data from the pivotal Phase 1/2 clinical trial published in the Lancet Respiratory Medicine. The pivotal study successfully met its primary safety and pre-specified primary efficacy endpoints. Papzimeos was well-tolerated with no dose-limiting toxicities and no treatment-related adverse events greater than Grade 2. 51% (18 out of 35) of study patients achieved Complete Response, requiring no surgeries in the 12 months after treatment with Papzimeos. Complete Responses remained durable for over 12 months with complete responders demonstrated ongoing complete responses after their Papzimeos treatment for up to 5 years without any additional treatments for RRP, with median follow-up of 46 months (range: 36 to 60 months) as of the September 15, 2026 data cutoff.
Following the FDA approval, we launched Papzimeos in the United States as the first FDA approved treatment for adults with RRP. We estimate that there are approximately 27,000 adult patients in the United States living with RRP.
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
An open-label clinical trial evaluating redosing efficacy of zopapogene imadenovec-drba in adults with RRP who were previously treated with zopapogene imadenovec-drba is currently enrolling patients.
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
Precigen Exemplar
Exemplar is committed to enabling the study of life-threatening human diseases through the development of MiniSwine Yucatan miniature pig research models and services. Historically, researchers have lacked animal models that faithfully represent human diseases. As a result, a sizable barrier has blocked progress in the discovery of human disease mechanisms; novel diagnostics, procedures, devices, prevention strategies and therapeutics; and the ability to predict in humans the efficacy of those next-generation procedures, devices, and therapeutics. Exemplar's MiniSwine models are genetically engineered to exhibit a wide variety of human disease states, which provides a more accurate platform to test the efficacy of new medications and devices.
Financial overview
Beginning in the second quarter of 2026, we achieved profitability from continuing operations for the first time since our strategic transformation into a healthcare company in 2020, marking a pivotal milestone in our evolution. In addition, in the third quarter of 2026, we achieved positive cash flow from operating activities of $11.9 million. Prior to the second quarter of 2026, we have incurred significant losses since our inception. Although we have recently generated income, our long-term transition to sustained profitability will depend on the continued successful commercialization of Papzimeos and the potential commercialization of other product candidates to achieve sufficient revenues to support the Company's cost structure. Products currently in our clinical pipeline will require regulatory approval and/or commercial scale-up before they may commence significant product sales and operating profits, if any. We may also enter into strategic transactions for individual platforms or programs in the future from which we may generate collaboration and licensing revenues.
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
We do not anticipate that we will be recognizing material collaboration revenue in the near term, except in cases of future strategic transactions involving our platforms, products and programs. Should new collaboration agreements or strategic transactions be executed, revenue could be impacted.
Accordingly, there can be no assurance as to the timing, magnitude, and predictability of revenues, if any, to which we might be entitled.
Cost of products and services
Cost of products and services consists of manufacturing costs, transportation and freight-in, and indirect overhead costs (including salary and benefits related and stock-based compensation expenses) associated with the commercial manufacturing and distribution of Papzimeos, and costs related to our Exemplar business, which includes primarily labor, supplies, feed used in production, and facility charges. Approximately $1.1 million and $3.2 million of our cost of products and services for the three and nine months ended September 30, 2026, respectively, relates to our Exemplar business. Cost of products and services may also include periodic costs related to certain manufacturing services, including costs related to excess or obsolete inventory, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances.
For the three and nine months ended September 30, 2026, the cost of products and services includes the costs of Papzimeos sales. Prior to August 14, 2025, regulatory approval and subsequent commercialization of Papzimeos and thus the possibility of future economic benefits from Papzimeos sales were not considered probable and inventory-related costs were expensed as incurred. As such, the inventory recognized on the condensed consolidated balance sheets as of September 30, 2026 does not include any costs incurred prior to August 14, 2025, which is referred to as pre-launch inventory. In addition, the cost of products related to Papzimeos on the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 primarily reflects the sale of units manufactured in part prior to August 14, 2025, and therefore includes only the portion of costs incurred subsequent to that date, as well as certain period costs that were not absorbed into inventory.
As of September 30, 2026, substantially all pre-launch inventory had been sold. As a result, we expect cost of products for Papzimeos in future periods, excluding any significant period costs, to primarily reflect inventory capitalized at full production cost, and therefore to increase (exclusive of period costs) as a percentage of Papzimeos product revenue compared with periods in which pre-launch inventory was sold.
Research and development expenses
We recognize research and development ("R&D") expenses as they are incurred. Our research and development expenses consist primarily of:
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
Our R&D expenses primarily relate to either costs incurred to expand or otherwise improve our technologies or the costs incurred to develop our own products and services, including regulatory costs. We have initiated an open-label clinical trial to evaluate safety, vector shedding, and retreatment efficacy of zopapogene imadenovec-drba in adults with RRP. Additionally, we plan to initiate a clinical trial to evaluate safety and efficacy of zopapogene imadenovec-drba in pediatric RRP patients. We continue to advance PRGN-2009, and we have completed enrollment in the Phase 1b clinical trial of PRGN-3006 in AML. Costs incurred with respect to each of these trials will be recorded as research and development expenses in the period for which they are incurred. Exemplar's research and development activities relate to new and improved pig research models, and those costs are not significant.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
External development expense:
AdenoVerse immunotherapy platform	$1,733	$2,333	$4,005	$9,444
UltraCAR-T therapeutics platform	258	549	455	1,218
Other	37	883	341	1,700
Total external research and development expense	2,028	3,765	4,801	12,362
R&D personnel expense	3,049	6,386	9,693	16,979
R&D facility and depreciation expense	1,468	1,976	4,818	4,455
Other R&D expense	86	250	239	547
Total research and development expense	$6,631	$12,377	$19,551	$34,343
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
In addition, although not considered significant, shipping and handling costs on outgoing shipments to customers are recorded as incurred in SG&A and were approximately $642 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $1,849 and $0 for the nine months ended September 30, 2026 and 2025, respectively.

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. Advertising expense was approximately $1,100 and $9 for the three months ended September 30, 2026 and 2025, respectively, and $1,957 and $86 for the nine months ended September 30, 2026 and 2025, respectively.
SG&A expenses may fluctuate in the future depending on the scaling of our corporate functions required to support our corporate initiatives, the strategic prioritization and the build-up of our commercialization efforts.
Other income (expense), net
Other income and expense, net consists primarily of interest expense related to the term loans entered into in 2025 that mature in 2030, and interest earned on our cash and cash equivalents and short-term and long-term investments, which may fluctuate based on amounts invested and changing interest rates. In addition, 2025 other income (expense) included changes in the fair value of warrant liabilities, until the warrants were classified into equity in the third quarter of 2025.
Results of operations
Comparison of the three months ended September 30, 2026 and the three months ended September 30, 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025, together with the changes in those items in dollars and as a percentage (dollars are in $000s):

	Three Months Ended September 30,		Dollar Change	Percent Change
	2026	2025

Revenues
Collaboration and licensing revenues	$—	$1,818	$(1,818)	(100.0)%
Product revenues	72,959	162	72,797	>200%
Service revenues	1,189	942	247	26.2%
Total revenues	74,148	2,922	71,226	>200%
Operating expenses
Cost of products and services	6,508	1,035	5,473	>200%
Research and development	6,631	12,377	(5,746)	(46.4)%
Selling, general and administrative	22,359	23,991	(1,632)	(6.8)%
Total operating expenses	35,498	37,403	(1,905)	(5.1)%
Operating income (loss)	38,650	(34,481)	73,131	>200%
Total other expense, net	(2,684)	(111,863)	109,179	(97.6)%
Income (loss) before income taxes	35,966	(146,344)	182,310	124.6%
Income tax expense	(200)	—	(200)	N/A
Net income (loss)	35,766	(146,344)	182,110	124.4%
Deemed dividend on preferred stock	—	(179,000)	179,000	(100.0)%
Net income (loss) attributable to common shareholders	$35,766	$(325,344)	$361,110	111.0%
Total revenues

Total revenues increased by $71.2 million, or >200%, compared to the three months ended September 30, 2025. The increase in total revenues for the three months ended September 30, 2026, was primarily due to the recording of commercial sales of Papzimeos following its FDA approval in August 2025. Net product revenues from Papzimeos for the three months ended September 30, 2026 were $72.9 million. No Papzimeos sales were recorded for the three months ended September 30, 2025, as the product received FDA approval in August 2025 and significant revenue generating activities had not yet commenced during the period. The increase in total revenues was partially offset by a $1.8 million decrease in collaboration and licensing revenues. The three months ended September 30, 2025 included recognition of the remaining deferred revenue under the PTC Therapeutics collaboration agreement upon its termination; no such revenue was recognized in the three months ended September 30, 2026.
Cost of products and services
Cost of products and services increased by $5.5 million, or >200%, compared to the three months ended September 30, 2025, primarily due to costs related to the commercial sale of Papzimeos following its FDA approval in August 2025. These costs include the cost of products sold as well as other production-related costs that do not meet the criteria for capitalization as inventory. Prior to regulatory approval, costs associated with the production of Papzimeos were expensed as research and development in accordance with our accounting policy.
Research and development expenses
R&D expenses decreased by $5.7 million, or 46.4%, compared to the three months ended September 30, 2025, primarily due to the change in the accounting treatment of Papzimeos manufacturing costs. Prior to the FDA approval of Papzimeos in August 2025, costs associated with the manufacturing of Papzimeos were expensed as R&D, as regulatory approval and the probability of future economic benefit had not yet been established. Following the FDA approval and the commencement of commercial sales, these production costs are no longer expensed as research and development, but are capitalized as inventory on the balance sheet and recognized as cost of products and services as the product is sold. The decrease also reflects lower performance based compensation expense of approximately $1.8 million, as certain performance based compensation was tied to the FDA approval of Papzimeos in the prior year period.
Selling, general and administrative expenses
SG&A expenses decreased by $1.6 million, or 6.8%, compared to the three months ended September 30, 2025, primarily driven by a reduction in salaries, benefits, and other payroll expenses. This decrease was primarily attributable to lower performance based compensation expense of $4.8 million, as certain performance based compensation was tied to the FDA approval of Papzimeos in the prior year period. This decrease was offset by higher compensation and benefit expense of $0.7 million related primarily to the expansion of our workforce as well as increases in marketing, freight and outside services of approximately $2.5 million, driven by the commercial launch of Papzimeos.
Total other expense, net
Total other expense, net was $2.7 million for the three months ended September 30, 2026 compared to other expense, net of $111.9 million for the three months ended September 30, 2025, a decrease of $109.2 million, or 97.6%, compared to the three months ended September 30, 2025. This decrease was primarily attributable to the absence of a $111.5 million charge related to the increase in the fair value of warrant liabilities that was recorded in the prior-year period. The increase in fair value of warrant liabilities was primarily driven by an increase in the Company's common stock price at the valuation date relative to June 30, 2025. This decrease was offset by an increase of $2.1 million in interest expense related to long-term debt entered into in the third quarter of 2025.
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
Comparison of the nine months ended September 30, 2026 and the nine months ended September 30, 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended September 30,		Dollar Change	Percent Change
	2026	2025
Revenues
Collaboration and licensing revenues	$—	$1,818	$(1,818)	(100.0)%
Product revenues	148,049	406	147,643	>200%
Service revenues	4,329	2,895	1,434	49.5%
Total revenues	152,378	5,119	147,259	>200%
Operating expenses
Cost of products and services	11,872	3,227	8,645	>200%
Research and development	19,551	34,343	(14,792)	(43.1)%
Selling, general and administrative	65,657	52,483	13,174	25.1%
Impairment of goodwill	—	3,907	(3,907)	(100.0)%
Total operating expenses	97,080	93,960	3,120	3.3%
Operating income (loss)	55,298	(88,841)	144,139	162.2%
Total other expense, net	(7,190)	(138,295)	131,105	(94.8)%
Income (loss) before income taxes	48,108	(227,136)	275,244	121.2%
Income tax expense	(200)	(3)	(197)	>200%
Net income (loss)	47,908	(227,139)	275,047	121.1%
Deemed dividend on preferred stock	—	(179,000)	179,000	(100.0)%
Net income (loss) attributable to common shareholders	$47,908	(406,139)	$454,047	111.8%
Total revenues
Total revenues increased by $147.3 million, or >200%, compared to the nine months ended September 30, 2025. The significant increase in total revenues for the nine months ended September 30, 2026, was primarily due to the recording of commercial sales of Papzimeos following its FDA approval in August 2025. Revenues related to the sale of Papzimeos for the nine months ended September 30, 2026 were $147.6 million. No Papzimeos sales were recorded for the nine months ended September 30, 2025, as the product received FDA approval in August 2025 and significant revenue generating activities had not yet commenced during the period. Service revenues also increased $1.4 million, primarily due to higher revenue generated by our Exemplar subsidiary. These increases were partially offset by a $1.8 million decrease in collaboration and licensing revenue, as the prior-year period included recognition of the remaining deferred revenue under the PTC Therapeutics collaboration agreement upon its termination, with no comparable revenue recognized in 2026.
Cost of products and services
Cost of products and services increased by $8.6 million, or >200%, compared to the nine months ended September 30, 2025 primarily due to costs related to the commercial sale of Papzimeos following its FDA approval in August 2025. These costs include the cost of products sold as well as other production-related costs that do not meet the criteria for capitalization as inventory. Prior to regulatory approval, costs associated with the production of Papzimeos were expensed as research and development in accordance with our accounting policy.
Research and development expenses
R&D expenses decreased by $14.8 million, or 43.1%, compared to the nine months ended September 30, 2025, primarily due to the change in the accounting treatment of Papzimeos manufacturing costs. Prior to the FDA approval of Papzimeos in August 2025, costs associated with the manufacturing of Papzimeos were expensed as R&D, as regulatory approval and the probability of future economic benefit had not yet been established. Following the FDA approval and the commencement of commercial sales, these production costs are no longer expensed as research and development, but are capitalized as inventory on the balance sheet and recognized as cost of products and services as the product is sold.

Selling, general and administrative expenses
SG&A expenses increased by $13.2 million, or 25.1%, compared to the nine months ended September 30, 2025. This increase was primarily driven by commercial activities related to Papzimeos following its FDA approval in August 2025. The higher expenses reflect increased costs to support commercialization, including third party commercialization costs, freight expenses, expanded marketing and promotional activities to drive product awareness and adoption, and increased software subscription costs.
Impairment of Goodwill and other noncurrent assets
In the nine months ended September 30, 2025, we recorded $3.9 million in impairment related to our Exemplar reporting unit with no comparable charge in the nine months ended September 30, 2026.
Total other expense, net
Total other expense, net decreased by $131.1 million, or 94.8%, compared to the nine months ended September 30, 2025. This decrease was primarily attributable to the absence of a $139.5 million charge related to the increase in the fair value of warrant liabilities that was recorded in the prior-year period. The prior-year increase in warrant liabilities was mainly driven by a rise in Precigen’s stock price and, to a lesser extent, by an increase in the liability for additional warrants that were expected at that point to be issued as paid-in-kind dividends on the Company’s then outstanding Series A Preferred Stock. This decrease was offset by an increase of $8.0 million in interest expense related to long-term debt that was entered into in the third quarter of 2025.
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
Liquidity and capital resources
Sources of liquidity
Beginning in the second quarter of 2026, we achieved profitability from continuing operations for the first time since our strategic transformation into a healthcare company in 2020, marking a pivotal milestone in our evolution. In addition, in the third quarter of 2026, we generated positive cash flow from operating activities of $11.9 million. Prior to the second quarter of 2026, we have incurred significant losses since our inception, and had an accumulated deficit of $2.3 billion as of September 30, 2026. From inception through September 30, 2026, we have funded our operations principally with proceeds received from private and public equity and debt offerings, cash received from our collaborators, cash received through sales of businesses, and through product and service sales made directly to customers. As of September 30, 2026, we had cash and cash equivalents of $15.0 million and investments of $36.0 million. Cash in excess of immediate requirements is typically invested primarily in money market funds, certificates of deposit and U.S. government debt securities in order to maintain liquidity and preserve capital.
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
Cash flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(49,753)	$(64,371)
Investing activities	33,683	(41,401)
Financing activities	809	90,562
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(14)	15
Net decrease in cash, cash equivalents, and restricted cash	$(15,275)	$(15,195)
Cash flows from operating activities:
During the nine months ended September 30, 2026, our net income was $47.9 million, which includes the following significant noncash expenses and benefits totaling $14.6 million: (i) $10.4 million of stock-based compensation expense, (ii) $3.3 million of depreciation and amortization expense, (iii) $1.1 million of accretion of debt discount, (iv) $0.5 million of shares issued as payment for services, partially offset by (v) $0.7 million of amortization of discounts on investments. In addition, changes in operating assets and liabilities used $112.2 million of cash for operating activities, driven primarily by increases in accounts receivable and inventory in connection with the commercial launch and ramp-up of Papzimeos sales. Our customer payment terms on sales of Papzimeos are 127 days, driving the significant increase in accounts receivable.
During the nine months ended September 30, 2025, our net loss was $227.1 million, which includes the following significant noncash expenses and benefits totaling $153.3 million: (i) $139.5 million of appreciation in the fair value of warrant liabilities prior to their reclassification to permanent equity in the third quarter of 2025, (ii) $3.9 million impairment of goodwill, (iii) $8.7 million of stock-based compensation expense, (iv) $2.1 million of depreciation and amortization expense, and (v) $0.5 million for shares issued as payment for services, and (vi) $0.1 million related to accretion of debt discount and amortization of financing costs, partially offset by non-cash benefits of $1.5 million due to amortization of discounts on investments. In addition, changes in operating assets and liabilities provided $9.5 million of cash for operating activities.
Cash flows from investing activities:
During the nine months ended September 30, 2026, we received $34.8 million of cash from sales and maturities of investments, net of purchases, and purchased $1.1 million of property, plant and equipment, primarily related to our manufacturing facility.
During the nine months ended September 30, 2025, we purchased $39.4 million of investments, net of sales and maturities, and purchased $2.0 million of property, plant and equipment, primarily related to the build-out of our manufacturing facility.

Cash flows from financing activities:
During the nine months ended September 30, 2026, we received $2.5 million of cash from the exercise of stock options and paid $1.7 million to taxing authorities in connection with the vesting of performance stock units.
During the nine months ended September 30, 2025, we received $93.5 million under the Loan Agreement with entities managed by Pharmakon Advisors, LP (see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 9" appearing elsewhere in this Quarterly Report) and $1.1 million from the exercise of stock options, and made the following financing activity payments: $0.4 million for costs related to a prior year equity issuance, $0.5 million for costs related to the prior year preferred stock issuance, $1.8 million to taxing authorities related to vesting of equity awards, and $1.3 million for performance share units settled in cash.
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
Until such time, if ever, as we can regularly generate positive operating cash flows, we plan to finance our cash needs through a combination of collection of accounts receivable from the sale of Papzimeos, debt and/or royalty financings, equity offerings, government, or other third-party funding, strategic alliances, sales of assets, and licensing arrangements. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. To the extent that we raise additional capital through the sale of equity, convertible debt, warrants or preferred securities, the ownership interests of our common shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Our current stock price may make it more difficult to pursue equity financings and lead to substantial dilution if the price of our common stock does not increase. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through strategic transactions, collaborations, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates, or to grant licenses on terms that may not be favorable to us.
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
Our condensed consolidated financial statements as of September 30, 2026 have been prepared on the basis that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
Based on current projections, management believes that its existing cash, cash equivalents and short and long-term investments, combined with anticipated collection of accounts receivable from the commercialization of Papzimeos (including future sales), will enable us to continue our operations for at least one year from the date of this filing. We are subject to all of the risks inherent in the development of new products (including manufacturing and commercialization of Papzimeos), and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
See the section entitled "Risk Factors" in our Annual Report for additional risks associated with our substantial capital requirements.
Contractual obligations and commitments
The following table summarizes our significant contractual obligations and commitments from continuing operations as of September 30, 2026 and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$5,333	$1,581	$2,816	$936	$—
Short-term operating leases not yet commenced	$594	594			—
Purchase commitments	163	115	48	—	—
Cash interest payable on long term debt (*)	32,405	10,392	18,863	3,150	—
Long-term debt	100,000	—	50,000	50,000	—
Total	$138,495	$12,682	$71,727	$54,086	$—
(*) Interest is calculated using a static annual rate of 10.25%, although our long-term debt carries a variable interest rate (see "Notes to the Condensed Consolidated Financial Statements (Unaudited) - Note 9" appearing elsewhere in this Quarterly

Report).
In addition to the obligations in the table above, as of September 30, 2026, we are party to license agreements with various third parties that contain future milestones and royalty payment obligations related to development milestones and/or commercial sales of products that incorporate or use their technologies. Because these agreements are generally subject to termination by us or are dependent on certain conditions precedent within our control, no amounts are included in the tables above. As of September 30, 2026, we also had research and development commitments with third parties totaling $5.3 million that had not yet been incurred.
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
Interest rate risk
We had cash, cash equivalents and short-term and long-term investments of $51.0 million and $100.4 million as of September 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents and short-term and long-term investments consist of cash, money market funds, U.S. government debt securities, certificates of deposit, and corporate bonds. The primary objectives of our investment activities are to preserve principal, maintain liquidity, and maximize income without significantly increasing risk. Our cash and cash equivalents and short-term and long-term investments may be subject to market risk due to changes in prevailing interest rates that may cause the fair values of our investments to fluctuate. We believe that a hypothetical 100 basis point increase in interest rates would not materially affect the fair value of our interest-sensitive financial instruments and any such losses would only be realized if we sold the investments prior to maturity.
In addition to our investment portfolio, as of September 30, 2026, our long-term debt totaled $94.3 million and is subject to interest rate risk. Our long-term debt bears interest at a floating rate based upon the secured overnight financing rate ("SOFR"), plus a margin of 6.5% per annum. The SOFR is subject to a 3.75% floor. As a result, we are exposed to risks related to our indebtedness from changes in interest rates. Based on the outstanding principal balance as of September 30, 2026, a hypothetical 100 basis point increase in the SOFR would result in an approximate $1.0 million increase in annual interest expense.

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
There has been no change in our internal control over financial reporting during the three months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the course of our business, we are involved in litigation or legal matters, including governmental investigations. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. We accrue liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2026, we do not believe that any such matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
Item 3. Defaults on Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, certain of our officers and directors amended or adopted a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) as follows:

Name	Date of adoption/ modification	Nature of Trading Arrangement	First Eligible Date of Sale	Expected Termination	Aggregate Number of Securities
Harry Thomasian Jr. Chief Financial Officer	Adoption September 30, 2026	Trading Plan for sale of common stock	December 29, 2026	September 30, 2027	377,338
Rutul Shah Chief Operating Officer	Adoption September 30, 2026	Trading Plan for sale of common stock	December 29, 2026	September 30, 2027	140,001
Phil Tennant Chief Commercial Officer	Adoption September 30, 2026	Trading Plan for sale of common stock	December 29, 2026	September 30, 2027	80,000
The Rule 10b5-1 trading arrangements described above were adopted and pre-cleared in accordance with Precigen’s Insider Trading Policy and actual transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC. Other than as disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended September 30, 2026.

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

101**
Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101.0 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL: (i) the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Mezzanine Equity and Shareholders' Equity (Deficit) for the three and nine months ended September 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data File (embedded within the Inline XBRL document).
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Precigen, Inc.
(Registrant)

Date: November 4, 2026	By:	/s/ HARRY THOMASIAN JR.
Harry Thomasian Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)